Form 10-K405
period 1995-03-31
RENTRAK CORP
filed 1995-06-29
CIK 800458

                                               This filing consists of _______
                                               pages. The Exhibit Index is on
                                               Page _____.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

  X         Annual Report Pursuant to Section 13 or 15 (d) of the Securities
- ------      Exchange Act of 1934 for fiscal year ended March 31, 1995 or

            Transition report pursuant to Section 13 or 15(d) of the Securities
- ------      Exchange Act of 1934

COMMISSION FILE NUMBER D-15159

                               RENTRAK CORPORATION
             (exact name of registrant as specified in its charter)

                 OREGON                                  93-0780536
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number.)

      7227 N.E. 55TH AVENUE, PORTLAND, OREGON                 97218
      (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code:  (503) 284-7581

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X       NO
                                ------       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

     As of June 21, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ was $60,142,050.

(Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 21, 1995. Includes shares held by certain depository organizations.)

     As of June 21, 1995, the Registrant had 11,270,568 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
    PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page
- ----                                                                        ----
1.               Business                                                     4


2.               Properties


3.               Legal Proceedings                                           __


4.               Submission of Matters to a Vote of Security Holders         __


                                     PART II

5.               Market for the Registrant's Common Stock and Related        __
                 Stockholder Matters


6.               Selected Financial Data                                     __


7.               Management's Discussion and Analysis of Financial           __
                 Conditions and Results of Operations


8.               Financial Statements and Supplementary Data                 __


9.               Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         __


                                    PART III

10.              Directors and Executive Officers of the Registrant          __


11.              Executive Compensation                                      __


12.              Security Ownership of Certain Beneficial Owners             __
                 and Management


13.              Certain Relationships and Related Transactions              __

                                     PART IV

14.              Exhibits, Financial Statement Schedules and                 __
                 Reports on Form 8-K

                 (A)  Financial Statements of Rentrak Japan                  __

                      These statements are not provided as Rentrak
                      Corporation's equity in the pretax income of Rentrak Japan does not meet the significant subsidiary test using a 20% threshold. The royalty income received from Rentrak Japan is under a separate royalty arrangement.

                                     PART I

ITEM 1.   BUSINESS
- -------------------------------------------
GENERAL

     Rentrak Corporation (the "Company") is a diversified entertainment company that through its operating subsidiaries, engage in two primary businesses. Through its Rentrak Home Entertainment ("RHE") division, the Company distributes videocassettes through its Pay-Per-Transaction (PPT) system. In addition, the Company operates an independent chain of licensed sports apparel stores through its Pro Image subsidiary.

     The Company was originally incorporated in Oregon in 1977 and until September 1988 operated its business under the name National Video, Inc. Until the commencement of its PPT System in 1986, the Company's principal business activity was the sale of franchises for the operation of video specialty stores ("National Video Stores"). As of April 1, 1988, there were 531 National Video Stores operating in the Company's franchise system, making it the largest chain in North America at that time. On September 20, 1988, the Company sold its franchise operations to West Coast Video Holdings, Inc. ("West Coast"). Concurrent with the sale, the Company changed its name to Rentrak Corporation. Upon consummation of the sale, the Company's PPT System became its primary business.


PAY-PER-TRANSACTION

     The Company distributes pre-recorded video cassettes ("Cassettes") principally to home video specialty stores under its Pay Per Transaction revenue sharing system (the "PPT System"). The PPT System enables home video specialty stores and other retailers, including grocery stores and convenience stores, who rent Cassettes to consumers ("Retailers") to obtain Cassettes at a significantly lower initial cost than if they purchased the Cassettes from conventional video distributors. Under the PPT System, after the Retailer pays a processing fee (the "Processing Fee") to the Company and is approved for participation in the PPT System, Cassettes are leased to the Retailer for a one-time fee (the "Handling Fee") plus a percentage of revenues generated by retailers from rentals to consumers (the "Transaction Fee"). The Company retains a portion of each Handling and Transaction Fee and remits the remainder to the appropriate owner of the Cassette's distribution rights, usually motion picture producers, licensees or distributors ("Program Suppliers"). The anticipated benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The anticipated benefit to the Program Supplier is an increase in the total number of Cassettes shipped, resulting in increased revenues and opportunity for profit. The anticipated benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System ("Participating Retailers"). The Company markets its PPT System service throughout the United States and Canada. The Company also owns a twenty-five percent interest in Rentrak Japan Corporation, a Japanese corporation which markets a similar service to video retailers in Japan. Prior to June 16, 1994, the Company's ownership position was thirty three and one-third percent.

     Under conventional distribution, a Program Supplier sells the Cassette to a distributor for an average price of approximately $62. The distributor then sells the Cassette to a Retailer for an average price of approximately $67. The Retailer then rents the Cassette to the consumer at an average price of $2.50 and retains all of the rental revenue.

     The Company currently offers substantially all of the titles of eleven of the companies believed to represent the twenty largest Program Suppliers, including Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation, and Buena Vista Pictures Distribution, Inc., which, on July 22, 1994, entered into a definitive agreement to distribute all of its rental priced theatrical product through the Company's PPT System. The Company's arrangements with Program Suppliers have been of varying duration, scope and formality. In some cases, the Company has obtained Cassettes pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all Cassettes released for distribution by such Program Supplier will be provided to the Company for the PPT System. There can be no assurance that any of the Program Suppliers will continue to distribute through the Company's PPT System, continue to have available for distribution Cassettes which the Company can distribute on a profitable basis, or continue to remain in business. In addition, some of the Company's agreements with its major Program Suppliers may be terminated upon a relatively short notice. Even if Cassettes are otherwise available from Program Suppliers to the Company, there can be no assurance that they will be made
available on terms acceptable to the Company.   During the last three years, the
Company has not experienced any material deficiency in its ability to acquire cassettes which are suitable for the Company's markets on acceptable terms and conditions from Program Suppliers who have agreed to provide the same to the Company.

     Certain Program Suppliers have requested financial or performance commitments from the Company, including advances, warrants, letters of credit or guarantees as a condition of obtaining certain titles. The Company has provided such commitments primarily to induce Program Suppliers to begin participation in the PPT System and to demonstrate its financial benefits. The Company determines whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier's success with such titles prior to home video distribution and the Company's assessment of expected success in home rental distribution. The Company intends to continue this practice of providing such commitments and there can be no assurance that this practice will not in the future result in losses which may be material.

     In certain cases, the Company has entered into and plans to continue to enter into long term PPT agreements (usually 5-20 years) with certain retailers. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. Therefore, no assurance can be given that any of such long term PPT agreements with retailers will continue for the entire term of the PPT agreement.


DISTRIBUTION OF CASSETTES

     The Company's proprietary software allows the Retailer to order Cassettes through their Point of Sale (POS) system and provides the Retailer with substantial information regarding all offered titles. Ordering occurs via a networked computer interface. To further assist the Retailer in ordering, the Company also produces a monthly product catalogue called "Ontrak."

     To be competitive, Retailers must be able to rent their Cassettes on the "street date" announced by the Program Supplier for the title. The Company distributes its Cassettes via overnight air courier to assure delivery to Participating Retailers on the street date. The costs of such distribution comprise a significant portion of the Company's cost of sales.


COMPUTER OPERATIONS

     To participate in the Company's PPT System, Retailers must have approved computer software and hardware to process all of their rental and sale transactions. In order to participate in the PPT System, Retailers are required to use one of the POS software vendors approved by the Company as conforming to the Company's specifications. The Company's Rentrak Profit Maker Software (the "RPM Software") resides on the Retailer's POS computer system and transmits a record of PPT transactions to the Company over a telecommunications network.
The RPM Software also assists the Retailer in ordering newly released titles and in managing the inventory of Cassettes.

     The Company's computer processes these transactions and prepares reports for Program Suppliers and Retailers. In addition, it determines variations from statistical norms for potential audit action. The Company's computer also transmits information on new titles and confirm orders made to the RPM Software at the Retailer location.

     Streamlined Solutions, Inc., ("SSI") an Oregon corporation, is a wholly owned subsidiary of the Company. SSI markets the Company's expertise in such areas as information processing and just in time distribution. SSI also does business as a software development company. The operations of SSI include the development and sale of computer software used in the operation of a variety of retail outlets.


RETAILER AUDITING

     The Company audits Participating Retailers in order to verify that they are reporting all rentals and sales on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers who vary from the Company's statistical norms. Depending upon the results of the Company's analysis of the reports, the Company may conduct an in-store audit. Audits are conducted with and without notice and refusal to allow such an audit is cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit penalties, immediate removal from the PPT System and repossession of all leased Cassettes.


SEASONALITY

     The Company believes that the home video industry is seasonal because Program Suppliers tend to introduce hit titles at two periods of the year, early summer and Christmas. Since the release to home video usually follows the theatrical release by approximately six months (although significant variations do occur on certain titles), the seasonal peaks for home video also generally occur in early summer and at Christmas. The Company believes its volume of rental transactions reflects, in part, this seasonal pattern, although the growth of Program Suppliers, titles available to the Company, and Participating Retailers may tend to obscure any seasonal effect. The Company believes such seasonal variations may be reflected in future quarterly patterns of its revenues and earnings.


RETAILER FINANCING PROGRAM

     The Company has established a retailer financing program whereby on a selective basis, the Company will provide financing to video retailers which the Company believe demonstrate prospects for substantial growth in the industry.
In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The failure of certain of these investments under its retailer financing program could have a material adverse impact on the Company's results of operations and financial performance. The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of June 5, 1995, the Company has invested or made oral or written commitments for substantially all of the $14 million authorized for this program (See note 4 of the Consolidated Financial Statements).


COMPETITION

     The home video industry is highly competitive. The Company has one direct competitor presently distributing cassettes on a revenue sharing basis. The Company, SuperComm, Inc., is a wholly-owned subsidiary of the Walt Disney Co. and has thus far concentrated its efforts in the supermarket industry. In addition, the Company faces substantial competition from conventional distributors. The Company's competitors include organizations which have existing distribution networks, long-standing relationships with Program Suppliers and Retailers, and/or significantly greater financial resources than the Company. Moreover, several companies are believed to be currently developing or testing technologies which could be implemented to provide alternatives to PPT.

     In addition to the direct competition described above, the Company faces indirect competition from alternative delivery technologies which are intended to provide video entertainment directly to the consumer. These technologies include: 1) direct broadcast satellite transmission systems, which broadcast movies in digital format direct from satellites to small antennas in the home;
2) cable systems which may transmit digital format movies to the home over cable systems employing fiber-optic technology and 3) pay cable television systems, which may employ digital data compression techniques to increase the number of channels available and hence the number of movies which can be transmitted. Another source of indirect competition comes from Program Suppliers releasing titles intended for "sell-through" rather than rental to consumers at approximately $20 to $30. To date, such "sell-through" pricing has generally been limited to certain newly released hit titles with wide general family appeal. As the Company's business is dependent upon the existence of a home video rental market, a substantial shift in the video business to alternative technologies or "sell-through" policies could have a material adverse effect on the Company's operations.


FOREIGN OPERATIONS

     To date, the Company has operated primarily in the United States with 581 Participating Retailers in Canada. On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co., Ltd. (CCC), a Japanese corporation, which is Japan's largest video specialty retailer. CCC believes it represents over ten (10%) percent of the retail video rental market in Japan. Pursuant to the agreement, the parties formed Rentrak Japan, a corporation, which is presently owned twenty-five percent by the Company and seventy-five percent by CCC. Prior to June 16, 1994 the Company owned a thirty three and one-third percent interest in Rentrak Japan. Rentrak Japan was formed to implement the Company's PPT Program in Japan, with future expansion to The Philippines, Singapore, Taiwan, Hong Kong, South Korea, North Korea, China, Thailand, Indonesia, Malaysia and Vietnam. The Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements. On August 6, 1992, the Company entered into an expanded definitive agreement with CCC to develop Rentrak's PPT Program in certain markets throughout the world. On June 16, 1994, the company and CCC entered into a Second Amendment to Business Cooperation Agreement. Pursuant to this agreement, the company will receive a royalty of 1.67% for all sales of up to $47,905,000 plus one-half of one percent of sales greater than $47,905,000 in each fiscal year. In addition, the Company will receive a one time royalty of $2,000,000 payable $1,000,000 by July 31, 1994, which the company received, and $1,000,000 no later than March 31, 1999. The Company also sold to CCC 34 shares of Rentrak Japan reducing the Company's ownership in Rentrak Japan to twenty-five percent from thirty three and one-third percent. The term of the Agreement has been extended from the year 2001 to the year 2039.

     On August 25, 1993, the Company announced that it suspended its efforts to establish operations in German-speaking Europe and the Company took a one-time charge of approximately $.9 million as a result. The company's decision was based on its failure to obtain sufficient product flow commitments from Program Suppliers to achieve a critical mass in German-speaking Europe.

TRADEMARKS, COPYRIGHTS, AND PROPRIETARY RIGHTS

     The Company has registered its "RENTRAK", "PPT", "Pay Per Transaction", "Ontrak", "BudgetMaker", "DataTrak", "Prize Find" and "BlowOut Video" marks under federal trademark laws. The Company has applied and obtained registered status in several foreign countries for many of its trademarks. The Company claims a copyright in its PPT computer software and considers it to be proprietary.


EMPLOYEES

     As of March 31, 1995, RHE employed 171 full-time employees. None of RHE's employees are represented by a labor union. RHE considers its relations with its employees to be good.

     Including all subsidiaries, the Company employs 682 full-time employees, including its three officers.


LICENSED SPORTS APPAREL

     On October 15, 1993, the Company acquired all of the outstanding shares of common stock of The Pro Image Inc., ("TPI"), a Utah corporation. At the time of acquisition TPI was primarily a franchisor of retail sports apparel stores.

     TPI was incorporated in 1985 as a franchiser of retail sporting apparel stores. In 1987, TPI formed a wholly-owned subsidiary for the purpose of selling merchandise at wholesale prices to franchisees. In 1990, TPI formed a wholly-owned subsidiary for the purpose of selling merchandise to retail customers through Company-owned stores.

     On August 31, 1994, the Company acquired all of the outstanding common stock of Team Spirit, Inc. ("Team Spirit"). Team Spirit operates 39 sports licensed apparel stores in fifteen states primarily located in the Midwestern United States. Simultaneous with the acquisition, Rentrak transferred all of the assets of Team Spirit to TPI and Team Spirit became a wholly owned subsidiary of TPI.

     On October 5, 1994, Rentrak acquired all of the outstanding common stock of Image Makers, Inc, and Barenz-Runia, Inc. These companies were franchisees of TPI and operated seven stores in the Pacific Northwest. Simultaneous with the acquisition, the net assets of the combined companies were transferred to TPI.

     As of March 31, 1995, TPI operates approximately 175 franchise stores in 45 states, Canada, Germany, Mexico and Japan. TPI also operates 54 company-owned retail stores in 19 states throughout the country. The franchisees and company-owned stores are primarily located in major regional malls. TPI also generates revenue via sales of product from the TPI distribution center to franchisees. These sales are provided as a service to the franchisees and are not profitable.

     The Company intends to continue to expand its sports licensed apparel business through further acquisitions, through sales of new franchises and through opening of new corporate-owned stores. The Company intends to pay the purchase price for any acquisitions in cash, shares of the Company's common stock, other securities, or a combination thereof. The Company is also actively pursuing international franchise opportunities.

     TPI has, since the acquisition by Rentrak, and will continue to be able to take advantage of Rentrak's expertise in the areas of distribution and software development. Shortly after the acquisition, TPI's warehouse facilities were moved from Utah to be consolidated with Rentrak's warehouse in Wilmington, Ohio. Rentrak's distribution expertise has allowed TPI to deliver product to franchise and corporate stores via air freight to arrive in the stores overnight at prices similar to what was provided by ground transportation. This is particularly important for special events in the sports industry (i.e., championship events, player trades. etc.)


COMPUTER OPERATIONS

     Rentrak has developed custom point-of-sale software for TPI stores. This software ("SporTrak") has been installed in all corporate-owned stores and is planned to begin to be marketed to franchise stores late in fiscal 1996. In addition to being beneficial to the daily operations of the stores, the SporTrak software will allow TPI corporate and franchise stores and TPI's warehouse to maintain a common inventory data base, and will provide an easy and quick method to transfer inventory between stores. This, combined with Rentrak's distribution expertise, will allow a customer in any TPI store to select product from all of the other stores around the country as well as the TPI warehouse, and have the product arrive at the store or at their home the next day.


INTERNATIONAL FRANCHISING

     Another area of potential growth in TPI's business is international franchising. In the first quarter of 1996, TPI sold master franchise agreements in Japan and Korea and generated $350,000 in international franchise fees. In signing international master franchise agreements, TPI contracts with an individual residing in the applicable country, providing rights to the trademarks and tradenames as well as training and support. TPI receives an initial franchise fee as well as a percentage of royalties on all subsequent franchises sold by the master franchisee.


SEASONALITY

     TPI and Team Spirit's regional mall-based stores are heavily dependent on the Christmas holiday season. Approximately 35% of annual sales and the majority of the profits in mall-based stores are generated in the months of November and December.


COMPETITION

     TPI and Team Spirit face intense competition for customers and for suitable store locations from a variety of retailers. TPI and Team Spirit compete with traditional and specialty retailers (regional chains, specialty stores, local operators and mail order companies), mass merchandisers (discount stores and department stores) and large format retailers (warehouse and superstore operators). Some of these competitors have substantially greater resources than the Company.

FOREIGN OPERATIONS

     TPI currently has 19 franchise stores in Canada, 2 in Mexico, 1 in Japan and 1 in Germany. In addition, during the first quarter of fiscal 1996, TPI signed master franchise agreements in Korea and Japan.


TRADEMARKS, COPYRIGHTS, AND PROPRIETARY RIGHTS

     The Company has acquired the registered marks, "The Pro Image", "The Pro Image U Shop", "The Pro Image Everything For The Sports Fan" and "The Pro Image Campus".


EMPLOYEES

     As of March 31, 1995, TPI employed 404 employees, including its five officers. None of TPI's employees are represented by a labor union. TPI considers its relations with its employees to be good.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Note 14 of the Notes to the Consolidated Financial Statements.


ITEM 2.   PROPERTIES
- ----------------------------------------

     The Company currently maintains its executive offices in Portland, Oregon. RHE is located at this location. It leases a 30,000 square foot building for its executive offices. The Company's lease expires on November 30, 1997. The Company maintains its distribution facilities in Wilmington, Ohio where it leases 102,400 square feet. The Company's lease expires on June 7, 2002. Management believes its office and warehouse space is adequate and suitable for its current and foreseeable future.

     TPI leases it's corporate headquarters offices at Bountiful, Utah in a 11,500 square foot office building. TPI also leases an approximately 3,000 square foot office in Omaha, Nebraska where corporate store operations are headquartered. TPI's corporate stores are leased facilities located throughout the country. The average size of a TPI corporate store is approximately 2,000 square feet.


ITEM 3.   LEGAL PROCEEDINGS
- ----------------------------------------

     In February, 1991, a suit was filed against the Company alleging causes of action for breach of contract, breach of implied covenant of good faith and fiduciary duty, and violation of a state unfair business practice statute.
These allegations arise out of the Company's alleged refusal to grant the plaintiff a National Video franchise. A lower court jury has awarded damages of approximately $450,000 to the plaintiff on the alleged charges, including attorney fees. The Company appealed the lower court decision; however, that decision was upheld by the appeals court. The damage award is fully reserved by the Company and the award is expected to be paid in fiscal 1996.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions should not materially affect the financial position or results of operations of the Company as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- --------------------------------------------------------------------------------

     The Company's common stock, $.001 par value, is traded on the NASDAQ National Market System and prices are quoted on the NASDAQ National Market Issues quotations under the symbol "RENT". Prior to the Company's public offering on November 14, 1986, there was no public market for the common stock. As of June 21, 1995 there were approximately 436 holders of record of the Company's common stock. On June 21, 1995, the closing sales price of the common stock as quoted on the NASDAQ National Market Issues was $6.25.

      The following table sets forth the reported high and low sales prices of the common stock for the period indicated as regularly quoted on the NASDAQ National Market Issues quotations. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
       QUARTER ENDED                  HIGH                       LOW
- ----------------------------------------------------------------------------
JUNE 30, 1993                            $ 5.875                    $ 4.50
- ----------------------------------------------------------------------------
SEPTEMBER 30, 1993                       $ 7.125                    $ 4.75
- ----------------------------------------------------------------------------
DECEMBER 31, 1993                        $ 7.75                     $ 5.125
- ----------------------------------------------------------------------------
MARCH 31, 1994                           $ 7.375                    $ 4.625
- ----------------------------------------------------------------------------
JUNE 30, 1994                            $ 7.50                     $ 4.75
- ----------------------------------------------------------------------------
SEPTEMBER 30, 1994                       $ 9.375                    $ 6.25
- ----------------------------------------------------------------------------
DECEMBER 31, 1994                        $ 9.25                     $ 6.25
- ----------------------------------------------------------------------------
MARCH 31, 1995                           $ 8.75                     $ 6.25
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


DIVIDENDS:

   No cash dividends have been paid or declared during the last two fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of the Company's business. The Company does not intend to pay cash dividends in the foreseeable future.

                                                          PAGE ______  OF ______


ITEM 6.    SELECTED FINANCIAL DATA
- -------------------------------------------------------------------------------



                                                           (In Thousands, Except Per Share Amounts)
                                                                    Year Ended March 31,
                                                      -------------------------------------------------
                                                        1991      1992      1993      1994      1995
                                                      --------- --------- --------- --------- ---------
Statement of Operations Data
     Net revenues:
      Processing fees                                   $2,699    $2,260    $2,299    $1,662    $1,114
      Handling fees                                     10,220    11,063    12,170    13,712    18,052
      Transaction fees                                  18,955    27,738    33,399    40,967    49,904
      Sell-through                                       1,762     5,196     4,980     5,665     8,923
      Other                                                306     1,165     1,287     6,775    34,173
      International operations                               0         0       200       116         0
                                                      --------- --------- --------- --------- ---------

     Total net revenues                                 33,942    47,422    54,335    68,897   112,166

     Cost of sales                                      25,473    37,759    41,299    52,162    83,533
                                                      --------- --------- --------- --------- ---------
     Gross profit                                        8,469     9,663    13,036    16,735    28,633

     Selling and administrative expense                  7,076    10,138    15,054    16,393    26,183
     Suspension of European operations                       0         0         0       901         0
     Other income (expense)                                (63)      242       499       477     3,391
                                                      --------- --------- --------- --------- ---------

     Income (loss) before benefit (provision) for
      income taxes, minority partner interests
       and extraordinary item                            1,330      (233)   (1,519)      (82)    5,841

     Income tax benefit (provision)                       (508)        0      (305)      764      (727)
                                                      --------- --------- --------- --------- ---------

     Income (loss) before minority partner
      interests and extraordinary item                     822      (233)   (1,824)      682     5,114

     Losses attributable to minority partner
      interests                                              0         0       649       131         0

     Income (loss) before extraordinary item               822      (233)   (1,175)      813     5,114

     Extraordinary item, income tax benefit from
      carryforward of net operating losses                 476         0       280         0         0
                                                      --------- --------- --------- --------- ---------

     Net income (loss)                                  $1,298     ($233)    ($895)     $813    $5,114
                                                      --------- --------- --------- --------- ---------
                                                      --------- --------- --------- --------- ---------


     Net income (loss) per share - assuming issuance
      of all dilutive contingent shares                  $0.22    ($0.03)   ($0.10)    $0.08     $0.40
                                                      --------- --------- --------- --------- ---------
                                                      --------- --------- --------- --------- ---------


     Common shares and common share equivalents
      outstanding                                        6,252     8,552     9,306    10,162    14,317



                                                                          At March 31,
                                                      -------------------------------------------------
                                                        1991      1992      1993        1994      1995
                                                      --------- --------- --------- --------- ---------
Balance Sheet Data
     Working Capital                                    $1,152   $18,875   $17,116   $16,155   $12,897
     Total Assets                                        9,854    27,582    34,824    44,620    64,584
     Long-term Debt                                         15         5         0         0         0
     Stockholders' Equity                                3,101    21,398    22,722    29,523    40,228



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------
RESULTS OF OPERATIONS

For a more meaningful analysis, results are presented for four groups of operations: Domestic PPT Operations, which include Canadian PPT operations; International Operations, which represent Rentrak's European operations that were suspended in fiscal 1994; Pro Image, Inc. and its subsidiaries ("TPI"); and Other Domestic Subsidiaries. The following tables break out these groups for the years ended March 31, 1995, 1994 and 1993. All significant intercompany transactions have been eliminated.



                                        DOMESTIC PPT       INTERNATIONAL                              OTHER
YEAR ENDED MARCH 31, 1995                 OPERATIONS          OPERATIONS          TPI(1)       SUBSIDIARIES           CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 79,793,584              $    -     $26,363,211        $ 6,009,436          $ 112,166,231
Cost of sales                             64,447,737                   -      16,840,331          2,245,260             83,533,328
Gross profit margin                       15,345,847                   -       9,522,880          3,764,176             28,632,903
SG&A                                      12,459,006                   -       9,252,704          4,471,724             26,183,434
Other income (expense)                     3,522,039                   -        (130,754)                 0              3,391,285
Net income (loss) before taxes          $  6,408,880              $    -     $   139,422        $  (707,548)             5,840,754
- -----------------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                                                                       727,231
- ----------------------------------                                                                                -----------------
Net income                                                                                                            $  5,113,523
- -----------------------------------------------------------------------------------------------------------------------------------



                                       DOMESTIC PPT      INTERNATIONAL                              OTHER
YEAR ENDED MARCH 31, 1994                OPERATIONS         OPERATIONS            TPI(2)      SUBSIDIARIES            CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues                                 $62,005,968       $    115,937      $ 3,950,705       $ 2,823,877            $ 68,896,487
Cost of sales                             49,191,633            183,702        2,245,000           541,492              52,161,827
Gross profit margin                       12,814,335            (67,765)       1,705,705         2,282,385              16,734,660
SG&A                                      10,750,036          2,357,246        1,264,924         2,920,992              17,293,198
Other income (expense)                       472,393             65,083          (61,450)              740                 476,766
Net income (loss) before taxes           $ 2,536,692       $ (2,359,928)     $   379,331       $  (637,867)                (81,772)
- -----------------------------------------------------------------------------------------------------------------------------------
Income tax benefit                                                                                                         763,919
Minority interest                                                                                                          130,918
- ----------------------------------                                                                                -----------------
Net income                                                                                                            $    813,065
- -----------------------------------------------------------------------------------------------------------------------------------


            (1)  Includes Results of Operations from March 1, 1994 through February 28, 1995

            (2)  Includes Results of Operations from October 15, 1993 (date of acquisition) through
                 February 28, 1994



                                         DOMESTIC PPT      INTERNATIONAL                              OTHER
YEAR ENDED MARCH 31, 1993                  OPERATIONS         OPERATIONS               TPI     SUBSIDIARIES            CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 52,847,386       $    200,443              $   -    $  1,287,037          $   54,334,866
Cost of sales                             40,770,396            508,048                  -          20,123              41,298,567
Gross profit margin                       12,076,989           (307,604)                 -       1,266,914              13,036,299
SG&A                                      11,463,957          2,016,904                  -       1,573,290              15,054,151
Other income (expense)                       523,020             (2,623)                 -         (21,438)                498,959
Net income (loss) before                $  1,136,052       $ (2,327,131)             $   -    $   (327,814)             (1,518,893)
taxes and minority interest
- -----------------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                                                                        25,000
Minority interest                                                                                                          648,833
- ----------------------------------                                                                                -----------------
Net income (loss)                                                                                                   $     (895,061)
- -----------------------------------------------------------------------------------------------------------------------------------


FISCAL 1995 COMPARED TO FISCAL 1994

DOMESTIC PPT OPERATIONS

For the year ended March 31, 1995, total revenue from Domestic PPT Operations increased $17.8 million, or 29 percent, rising to $79.8 million from $62.0 million in the prior year. In addition to royalty payments from Rentrak Japan, total revenue includes the following fees: processing fees generated when retailers are approved for participation in the PPT system; handling fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; and sell-through fees generated when retailers sell Cassettes to consumers.

The increase in total revenue and the increases described in the following paragraphs were primarily due to the growth in (i) the number of retailers approved to lease Cassettes from the Company (the "Participating Retailers");
(ii) the number of participating program suppliers ("Program Suppliers"), primarily Buena Vista; (iii) the number of titles released to the system; and
(iv) the total number of Cassettes leased under the system. By fiscal year-end, the number of Participating Retailers had grown 14 percent to 3,614 from 3,176 a year earlier. As of March 31, 1995, there were 3,034 retailers located in the United States and 580 located in Canada. Total revenue and the gross profit margin are expected to grow at a modest rate over the next year.

In fiscal 1995, processing-fee revenue decreased to $1.1 million from $1.7 million in fiscal 1994, a decline of $0.6 million, or 33 percent. The decrease was due to a reduction in the amount of processing fees charged.

During the year, handling-fee revenue rose to $18.1 million from $13.7 million in fiscal 1994, an increase of $4.4 million, or 32 percent. Transaction-fee revenue totaled $49.9 million, an increase of $8.9 million, or 22 percent, from $41.0 million the previous year. Sell-through revenue was $8.9 million in fiscal 1995 as compared to $5.7 million in fiscal 1994, an increase of $3.2 million, or 58 percent.

Royalty revenue from Rentrak Japan increased to $1.8 million during fiscal 1995. There was no royalty revenue in the prior year. Included in fiscal 1995's royalty revenue was a nonrecurring payment of $1.0 million.

Cost of sales in fiscal 1995 rose to $64.4 million from $49.2 million the prior year, an increase of $15.2 million, or 31 percent. This change parallels the change in total revenues. In fiscal 1995, the gross profit margin decreased to 19 percent from 21 percent the previous year. The decrease reflects an increase in major motion picture studio product, which traditionally has a lower gross margin.

Selling, general and administrative expenses were $12.5 million in fiscal 1995 compared to $10.8 million in fiscal 1994. This increase of $1.7 million, or 16 percent, was primarily due to continued efforts to assure system integrity and the strengthening of the management team. In addition, the Company incurred additional expense related to reserves on long-term investments and receivables. As a percentage of total revenue, selling, general and administrative expenses decreased to 16 percent at year-end from 17 percent the previous year.

Other income increased from $0.5 million in fiscal 1994 to $3.5 million for fiscal 1995, an increase of $3.0 million. This increase was due to the sale of certain investment securities held for sale for a gain of $2.8 million.

For the year ended March 31, 1995, Domestic PPT Operations recorded a pretax profit of $6.4 million, or 8 percent of total revenue, compared to a pretax profit of $2.5 million, or 4 percent of total revenue, in fiscal 1994.


THE PRO IMAGE, INC.

For the fiscal year ended February 28, 1995, Pro Image, Inc. ("TPI") recorded total revenue of $26.4 million, a gross margin of $9.5 million (36 percent), and a pretax profit of $0.1 million (less than 1 percent of revenue). Comparisons to the fiscal year ended February 28, 1994, are not meaningful because of the acquisition of Team Spirit, Inc. ("Team Spirit") in fiscal 1995. The Pro Image results for fiscal 1995 include those for Team Spirit from September 1994 through February 1995.

TPI's net income for fiscal 1995 was negatively impacted by increased operating expenses associated with advertising, market research, promotion and store design expenses, as well as reserves for doubtful accounts and inventory. These expenses, totaling approximately $2 million, are considered to be onetime expenses that are not expected to be incurred in the coming year. In addition, TPI recorded approximately $0.7 million in amortization of goodwill associated with the acquisition of TPI and Team Spirit.

Management expects TPI's revenue to increase substantially in the coming fiscal year due to the inclusion of Team Spirit for the entire year, revenue generated from new company-owned Pro Image retail stores, and franchise fees generated internationally. Revenues from domestic franchise fees and franchise royalties are expected to be flat next year. Management expects the gross margin percentage to increase due to a higher percentage of sales generated by company-owned stores. Management also expects operating expenses to decrease as a percentage of sales because overhead expenses should remain flat or decrease as revenues and store operating expenses increase.


OTHER SUBSIDIARIES

Other Subsidiaries are comprised of a software development company and other video retail and wholesale operations. Total revenue from Other Subsidiaries increased to $6.0 million in fiscal 1995 from $2.8 million in fiscal 1994, an increase of $3.2 million, or 113 percent.

Cost of sales was $2.2 million, an increase of $1.7 million (315 percent) over the $0.5 million recorded in fiscal 1994.

Selling, general and administrative expenses increased to $4.5 million in fiscal 1995 from $2.9 million in fiscal 1994, an increase of $1.6 million, or 53 percent. As a percentage of total revenue, selling, general and administrative expenses decreased to 74 percent at year-end from 103 percent a year earlier.

For the year ended March 31, 1995, Other Subsidiaries recorded a pretax loss of $0.7 million, or 12 percent of total revenue. This compares with a pretax loss of $0.6 million, or 21 percent of total revenue, in fiscal 1994. Changes in revenues, cost of sales, selling and administrative costs and pretax losses were due to the start-up status of three of the entities, and to expansion efforts by the other entities.


CONSOLIDATED BALANCE SHEET

At March 31, 1995, total assets were $64.8 million, an increase of $20.2 million from the $44.6 million of a year earlier. A substantial portion of the increase was due to the acquisition of Team Spirit, which added approximately $10 million to total assets. Accounts receivable grew to $14.7 million at the end of fiscal 1995 from $9.4 million at the end of fiscal 1994, a $5.3 million increase. Most of this increase was due to a rise in domestic PPT revenue levels. Inventory at year-end equaled $6.3 million, up $5.5 million from $0.8 million at the end of fiscal 1994. Of this increase, approximately $3.6 million was related to the Team Spirit acquisition, and the rest was due to the opening of additional TPI company stores. As of March 31, 1995, property and equipment had increased $2.1 million to $4.9 million from $2.8 million a year earlier. Of this increase, approximately $2.1 million was related to the Team Spirit acquisition. At year-end, intangibles had risen to $11.0 million from $6.8 million at the end of fiscal year 1994, an increase of $4.2 million. Most of this amount was related to the acquisitions made by TPI. All warrants which the Company issued in fiscal 1995, have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $3.5 million has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For fiscal 1995, expense associated with the warrants is $0.5 million.


FISCAL 1994 COMPARED TO FISCAL 1993

DOMESTIC PPT OPERATIONS

For the year ended March 31, 1994, total revenue from Domestic PPT Operations rose to $62.0 million from $52.8 million in the prior year, an advance of $9.2 million, or 17 percent.

The increase in total revenue and the increases described in the following paragraphs were primarily due to the growth in (i) the number of Participating Retailers; (ii) the number of Program Suppliers, primarily Twentieth Century Fox Home Entertainment (formerly FoxVideo); (iii) the number of titles released to the system; and (iv) the total number of Cassettes leased under the system. In fiscal 1994, the number of Participating Retailers grew to 3,176 from 2,737 the prior year, for a 16 percent increase. As of March 31, 1994, there were 2,768 retailers located in the United States and 408 located in Canada.

For the year, processing-fee revenue decreased to $1.7 million from $2.3 million in fiscal 1993, a decline of $0.6 million, or 28 percent. The decrease was due to a reduction in the amount of processing fees charged.

Handling-fee revenue rose to $13.7 million from $12.2 million in fiscal 1993, an increase of $1.5 million, or 13 percent. Transaction-fee revenue increased to $41.0 million from $33.4 million the previous year, a $7.6 million or 23 percent improvement. Sell-through revenue grew to $5.7 million from $5.0 million in fiscal 1993, an increase of $0.7 million, or 14 percent.

Cost of sales for fiscal 1994 increased to $49.2 million from $40.8 million the prior year, an increase of $8.4 million, or 21 percent. This change paralleled the change in total revenues. The gross profit margin decreased to 21 percent from 23 percent the previous year. The decrease in the gross profit margin reflects an increase in major motion picture studio product, which traditionally has a lower gross margin.

Selling, general and administrative expenses decreased by $0.7 million, or 6 percent, to $10.8 million in fiscal 1994 from $11.5 million in fiscal 1993. The decrease was primarily due to a company-wide effort to control and reduce corporate operating costs. As a percentage of total revenue, selling, general and administrative expenses decreased to 17 percent from 22 percent in fiscal 1993.

For the year ended March 31, 1994, Domestic PPT Operations recorded a pretax profit of $2.5 million, or 4 percent of total revenue, as compared to a pretax profit of $1.1 million, or 2 percent of total revenue, in fiscal 1993.


INTERNATIONAL OPERATIONS

For the year ended March 31, 1994, total revenue from International Operations decreased to $0.1 million from $0.2 million the prior year, a decline of $0.1 million, or 42 percent. The decline was due to the closure of a portion of the retail locations. Cost of sales dropped to $0.2 million from $0.5 million in fiscal 1993, a decrease of $0.3 million, or 64 percent. Selling, general and administrative expenses in fiscal 1994 increased $0.3 million, or 13 percent, to $2.3 million from $2.0 million in fiscal 1993.

At year-end, International Operations recorded a pretax loss of $2.3 million, as compared to a pretax loss of $1.7 million in fiscal 1993.

The Company has suspended its efforts to establish a subsidiary in German speaking Europe. As a result of this decision, in fiscal 1994 the Company took a charge of approximately $2.4 million to write down the value of the related assets and to account for operating costs and costs to suspend operations. This decision stems from the difficulties the Company had in getting sufficient product flow commitments from Program Suppliers.


THE PRO IMAGE, INC.

For the four and one-half months ended February 28, 1994, TPI recorded total revenues of $4.0 million, cost of sales of $2.2 million, selling and administrative expenses of $1.3 million, and a net profit of $0.4 million, or 10 percent of total revenue. The Company acquired TPI on October 15, 1993, and therefore did not have operating results from the TPI business for the year ended March 31, 1993.


OTHER SUBSIDIARIES

Other Subsidiaries are comprised of a software development company and other video retail and wholesale operations. For fiscal 1994, total revenue from Other Subsidiaries increased to $2.8 million from $1.3 million in fiscal 1993, an increase of $1.5 million, or 119 percent.

In fiscal 1994, cost of sales increased 2,591 percent to $0.5 million from $0.02 million in fiscal 1993.

Selling, general and administrative expenses increased by $1.3 million, or 86 percent, to $2.9 million in fiscal 1994 from $1.6 million in fiscal 1993. As a percentage of total revenue, selling, general and administrative expenses decreased to 103 percent in fiscal 1994 from 122 percent in the prior year.

For the year ended March 31, 1994, Other Subsidiaries recorded a pretax loss of $0.6 million, or 21 percent of total revenue, as compared to a pretax loss of $0.3 million, or 25 percent of total revenue, in fiscal 1993. Changes in revenues, cost of sales, selling and administrative costs and pretax losses were due to the start-up status of three of the entities, and to expansion efforts by the other entities.

CONSOLIDATED BALANCE SHEET

For the year ended March 31, 1994, total assets increased to $44.6 million from $34.8 million in the prior year, an increase of $9.8 million. The increase was primarily due to the acquisition of TPI.

The write-off of European assets amounted to $0.8 million, which included $0.06 million in accounts receivable, $0.09 million in other current assets, $0.5 million in property and equipment, and $0.09 million in other long-term assets. In addition to the $0.8 million write-down of assets during fiscal 1994, the Company incurred $1.4 million in European operating costs and $0.1 million in cash expenditures to finalize operations. Most of the $2.3 million in losses related to European operations in fiscal 1994 was funded through a stock offering in 1991.

At year-end, intangibles had increased to $7.0 million from $1.2 million in fiscal 1993. The increase was due to goodwill arising from the acquisition of TPI. Other assets increased to $3.6 million from $2.2 million in the prior year, a $1.4 million change. The change was primarily due to an increase of $0.5 million in long-term Program Supplier advances and a $1.0 million increase in a long-term-occupancy security deposit for a domestic subsidiary. The increase in the Program Supplier advances was primarily due to the Company's entering into new agreements that had a longer term than in the past.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had cash and other liquid investments of $10.7 million, compared to $16.2 million at March 31, 1994. At year-end, the Company's current ratio (current assets/current liabilities) declined to 1.53 from 2.07 a year earlier. This decline was primarily due to the expenditures of cash to fund the Retailer Financing Program.

The Company has an agreement with a financial institution for a line of credit in the amount of $7.5 million. The agreement expires on July 25, 1995. Under this agreement, the Company is required to maintain average compensating balances of $1.5 million in its checking and money accounts. Interest is payable monthly at a rate that varies in relation to the bank's prime rate. The lender has been granted a warrant to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line of credit is secured by substantially all of the Company's assets, excluding TPI's. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum ratio of total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. There were no borrowings under the line of credit as of March 31, 1995.

In April 1994, TPI entered into a $2.0 million line-of-credit arrangement with a financial institution. Interest on borrowings under this credit agreement accrue at the bank's prime rate. Borrowings are collateralized by the Company's accounts receivable and inventory, and require monthly payments of principal plus accrued interest. In January 1995, the available borrowing under this agreement was increased to the lesser of $4.0 million or the amount of the borrowing base as defined in the agreement. Interest under the revised agreement is accrued at the bank's prime rate plus 0.5 percent. There were no borrowings under the credit agreement at February 28, 1995. The credit agreement expires on July 31, 1995.

In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC)-Rentrak's joint-venture partner in Rentrak Japan-to develop Rentrak's PPT distribution and information processing business in certain markets throughout the world. On June 16, 1994, the Company and CCC entered into a Second Amendment to Business Cooperation Agreement. Pursuant to this agreement, the Company will receive a royalty of 1.67 percent for all sales up to $47.9 million plus 0.5 percent of sales greater than $47.9 million in each fiscal year. In addition, the Company will receive a onetime royalty of $2.0 million payable $1.0 million in fiscal 1995 and $1.0 million no later than March 31, 1999. The payment for fiscal 1995 has been received. Rentrak Japan received additional territories in which to market PPT. In addition, the

Company sold 34 shares of Rentrak Japan to CCC for 6.8 million Yen ($68,068), reducing the Company's ownership in Rentrak Japan to 25 percent from 33 1/3 percent. The term of the agreement was extended from the year 2001 to the year 2039.

On July 22, 1994, the Company entered into a long-term distribution agreement with Buena Vista Pictures Distribution ("Buena Vista"). Under the terms of the agreement, substantially all rental-priced theatrical and nontheatrical titles offered under Buena Vista's various labels will be offered to retailers on the PPT system. The agreement is for a five-year term with a five-year renewal option on the part of Buena Vista, and was effective with Buena Vista's September titles. In connection with the agreement, The Walt Disney Company has received warrants from Rentrak to purchase up to 2,673,500 shares of Rentrak common stock at an exercise price of $7.13 per share subject to the meeting of certain conditions.

In connection with the signing of Buena Vista, the Company issued a warrant to Twentieth Century Fox Home Entertainment (formerly FoxVideo) to acquire 423,750 shares of Rentrak common stock at an exercise price of $7.13.

In August 1994, the Company acquired all of the outstanding stock of Team Spirit. Team Spirit operates 39 licensed sports apparel stores in 15 states, most of which are in the Midwest. Simultaneously with the acquisition, Rentrak transferred all of the assets of Team Spirit to TPI, and Team Spirit became a wholly owned subsidiary of TPI. The net purchase price was approximately $4.4 million and was paid via issuance of approximately 557,000 shares of common stock. At the time of purchase, Team Spirit had approximately $4 million in outstanding bank debt which was immediately paid by the Company.

In October 1994, the Company acquired all of the outstanding stock of Image Makers, Inc. and Barenz-Runia, Inc. These companies were franchisees of TPI and operated seven stores in the Pacific Northwest. Simultaneously with the acquisition, the net assets of the combined companies were transferred to TPI. The combined net purchase price was approximately $0.7 million and was paid by issuance of approximately 82,000 shares of common stock.

The Company intends to continue to expand its licensed sport apparel business through further acquisitions, through sales of new franchises and through the opening of new corporate stores. Working capital needed to fund the increased inventory and fixed assets associated with the increase in company-owned stores is expected to be provided by existing bank credit agreements. The Company intends to pay the purchase price for any such acquisitions in cash, shares of the Company's common stock or other securities, or a combination thereof.

The Company has established a retailer financing program whereby the Company will provide, on a selective basis, financing to video retailers who the Company believes have demonstrated the probability of substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT system for a designated period of time. These financings are speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The failure of certain of these investments could have a material adverse impact on the Company's results of operations and financial position. The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of May 1995, the Company has invested in, or made commitments to loan to or invest in, various video retailers in amounts representing substantially all of the $14 million authorized. The loans, investments or commitments are to various retailers and individually range from $0.2 million to $3.0 million. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. As of March 31, 1995, the Company has invested or loaned approximately $9.2 million under the program. Because of the financial condition of a number of these retailers, the Company has reserved approximately $3.2 million of the original loan or investment amount.

The Company is currently either negotiating extensions of its existing credit facilities or negotiating new credit facilities with its existing financial institutions. The Company is also considering the placement of long-term debt or the issuance of additional securities in the public market. No assurance can be given that any of the credit facilities will be extended or new ones obtained or that the Company will be able to issue either long-term debt or additional securities on terms acceptable to the Company.

Subject to the foregoing, the Company believes its existing cash, cash generated from operations and available credit facilities (assuming such facilities are extended or new ones obtained) will be sufficient to meet its cash requirements for at least the next 12 months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- --------------------------------------------

       Index to Consolidated Financial Statements


Item                                                     Page
- ----                                                     ----
     Report of Independent Public                         __
       Accountants

     Consolidated Balance Sheets as of March 31, 1995     __
       and 1994

     Consolidated Statements of Operations for Years      __
       Ended March 31, 1995, 1994 and
       1993

     Consolidated Statements of Stockholders' Equity      __
       for Years Ended March 31, 1995,
       1994 and 1993

     Consolidated Statements of Cash Flows for Years      __
       Ended March 31, 1995, 1994 and
       1993

     Notes to Consolidated Financial Statements           __

     Financial Statement Schedules
       Schedule II                                        __


     Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- --------------------------------------

   None

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders of Rentrak Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries, as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rentrak Corporation and subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective April 1, 1993 and March 31, 1994, the Company changed its methods of accounting for income taxes and investment securities, respectively.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


Portland, Oregon,
  May 26, 1995

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                          AS OF MARCH 31, 1995 AND 1994
                          -----------------------------

                                   A S S E T S
                                   -----------

                                                                                                  1995                1994
                                                                                              ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $10,709,405         $13,815,718
  Investment securities available for sale (Notes 1
    and 2)                                                                                            -              2,387,500
  Accounts receivable, net of allowance for doubtful
    accounts of $642,580 and $1,224,966                                                         14,711,439           9,352,306
  Advances to program suppliers (Note 8)                                                         2,683,710           3,915,358
  Inventory (Note 1)                                                                             6,291,032             819,850
  Deferred tax asset (Note 6)                                                                      915,404                -
  Other current assets                                                                           2,112,021             961,903
                                                                                               -----------         -----------
          Total current assets                                                                  37,423,011          31,252,635
                                                                                               -----------         -----------
PROPERTY AND EQUIPMENT, net (Notes 1 and 3)                                                      4,924,122           2,796,730
INTANGIBLES, net of accumulated amortization of
  $3,472,783 and $2,235,454 (Note 1)                                                            11,011,121           6,750,109
NOTES RECEIVABLE, net (Note 4)                                                                   3,035,787                -
OTHER INVESTMENTS, net (Note 4)                                                                  2,919,919                -
DEFERRED TAX ASSET (Note 6)                                                                      1,926,673                -
OTHER ASSETS                                                                                     3,577,035           3,820,971
                                                                                               -----------         -----------
                                                                                               $64,817,668         $44,620,445
                                                                                               ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

  Accounts payable                                                                             $17,799,146         $10,707,701
  Accrued liabilities                                                                            3,301,513           3,659,800
  Accrued compensation                                                                           2,016,820             730,291

  Deferred revenue (Note 1)                                                                      1,408,076                -
                                                                                               -----------         -----------

          Total current liabilities                                                             24,525,555          15,097,792
                                                                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 5, 7 and 10):
  Preferred stock, $.001 par value; Authorized:
    10,000,000 shares                                                                                 -                   -
  Common stock, $.001 par value; Authorized: 30,000,000 and 20,000,000 shares in 1995 and
   1994, respectively; Issued and outstanding:  11,277,246 shares in 1995 and 10,224,057
   shares in 1994                                                                                   11,277              10,224
  Capital in excess of par value                                                                44,598,939          34,272,263
  Net unrealized gain (loss) on investment securities                                             (170,747)          1,434,182
  Accumulated deficit                                                                           (1,080,493)         (6,194,016)
  Less- Deferred charge - warrants                                                              (3,066,863)               -
                                                                                               -----------         -----------

                                                                                                40,292,113          29,522,653
                                                                                               -----------         -----------

                                                                                               $64,817,668         $44,620,445
                                                                                               ===========         ===========

The accompanying notes are an integral part of these balance sheets.

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                -------------------------------------------------

                                                                             1995                 1994                 1993
                                                                         -----------          -----------          -----------
REVENUES (Note 1):
  PPT                                                                    $ 79,793,584         $62,005,968          $52,847,386
  Sports apparel                                                           26,363,211           3,950,705                 -
  Other                                                                     6,009,436           2,939,814            1,487,480
                                                                         ------------         -----------          -----------
                                                                          112,166,231          68,896,487           54,334,866
                                                                         ------------         -----------          -----------

OPERATING COSTS AND EXPENSES:

  Cost of sales (Note 1)                                                   83,533,328          52,161,827           41,298,567
  Selling and administrative                                               26,183,434          16,392,635           15,054,151
  Suspension of European operations
    (Note 11)                                                                    -                900,563                 -
                                                                         ------------         -----------          -----------
                                                                          109,716,762          69,455,025           56,352,718
                                                                         ------------         -----------          -----------
          Income (loss) from operations                                     2,449,469            (558,538)          (2,017,853)
                                                                         ------------         -----------          -----------
OTHER INCOME (EXPENSE):

  Interest income                                                             600,415             579,222              559,787
  Interest expense                                                            (35,979)             (3,905)             (60,828)
  Gain on sale of investments                                               2,826,849                -                    -
  Other                                                                          -                (98,551)                -
                                                                         ------------         -----------          -----------
                                                                            3,391,285             476,766              498,959
                                                                         ------------         -----------          -----------
          Income (loss) before income tax provision (benefit),
          minority partner interests and extraordinary item                 5,840,754             (81,772)          (1,518,894)

INCOME TAX (PROVISION) BENEFIT (Note 6)                                      (727,231)            763,919             (304,813)
                                                                         ------------         -----------          -----------
          Income (loss) before minority partner interests and
          extraordinary item
                                                                            5,113,523             682,147           (1,823,707)

LOSSES ATTRIBUTABLE TO MINORITY PARTNER
  INTERESTS (Note 1)                                                             -                130,918              648,833
                                                                         ------------         -----------          -----------

          Income (loss) before
            extraordinary item                                              5,113,523             813,065           (1,174,874)

EXTRAORDINARY ITEM, income tax benefit from carryforward of net operating losses (Note 6)
                                                                                 -                   -                 279,813
                                                                         ------------         -----------          -----------
          Net income (loss)                                              $  5,113,523         $   813,065          $  (895,061)
                                                                         ============         ===========          ===========

                                                                     (continued)

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                -------------------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                -------------------------------------------------

                      NET INCOME (LOSS) PER SHARE (Note 1)
                      ------------------------------------


                                                                             1995                 1994                 1993
                                                                          -----------         -----------          -----------
EARNINGS PER COMMON SHARE AND COMMON
  EQUIVALENT SHARE:
    Income (loss) before extraordinary item                               $       .41         $       .08          $      (.13)
    Extraordinary item                                                            -                   -                    .03
                                                                          -----------         -----------          -----------

          Net income (loss) per share                                     $       .41         $       .08          $      (.10)
                                                                          ===========         ===========          ===========

EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE - assuming issuance of all dilutive contingent shares:
    Income (loss) before extraordinary item                               $       .40         $       .08          $      (.13)
    Extraordinary item                                                            -                   -                    .03
                                                                          -----------         -----------          -----------
          Net income (loss) per share                                     $       .40         $       .08          $      (.10)
                                                                          ===========         ===========          ===========

The accompanying notes are an integral part of these statements.

                                    RENTRAK CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                                Common Stock
                                                            -------------------                                    Capital in
                                                       Number of                                                   Excess of
                                                         Shares             Amount             Warrants            Par Value
                                                       ----------          --------          -----------         ------------
BALANCE AT MARCH 31, 1992                              9,032,837             $ 9,033         $      -            $27,500,526
  Issuance of common stock                               318,379                 318                -              1,980,744
  Issuance of common stock under
    employee stock option plan                           123,678                 124                -                154,495
  Issuance of warrants                                      -                   -              1,300,000                -
  Warrant subscription receivable                           -                   -             (1,300,000)               -
  Net loss                                                  -                   -                   -                   -
  Cumulative translation adjustment                         -                   -                   -                   -
                                                      ----------             -------         -----------         -----------
BALANCE AT MARCH 31, 1993                              9,474,894               9,475                -             29,635,765
  Repurchase of common stock                             (83,963)                (84)               -               (444,544)
  Issuance of common stock for
    acquisition                                          776,280                 776                -              4,957,828
  Issuance of common stock under
    employee  stock option plan                           56,846                  57                -                123,214
  Net income                                                                    -                   -                   -
  Cumulative translation adjustment                         -                   -                   -                   -
  Net unrealized gain on investment
    securities                                              -                   -                   -                   -
                                                      ----------             -------         -----------         -----------
BALANCE AT MARCH 31, 1994                             10,224,057              10,224                -             34,272,263
  Repurchase of common stock                             (38,300)                (38)               -               (189,512)
  Issuance of common stock                               364,445                 364                -              1,549,257
  Issuance of common stock for
    acquisitions                                         639,561                 640                -              5,110,526
  Issuance of common stock under
    employee  stock option plan                           87,483                  87                -                322,428
  Net income                                                -                   -                   -                   -
  Change in net unrealized gains
    (losses) on investment securities                       -                   -                   -                   -
  Issuance of warrants                                      -                   -             (3,533,977)          3,533,977
  Amortization of warrants                                  -                   -                467,114                -
                                                      ----------             -------         -----------         -----------
BALANCE AT MARCH 31, 1995                             11,277,246             $11,277         $(3,066,863)        $44,598,939
                                                      ==========             =======         ===========         ===========


                                                          (Accumulated                           Net Unrealized
                                                            Deficit)           Cumulative        Gains (Losses)
                                                            Retained          Translation        on Investment
                                                            Earnings          Adjustment           Securities            Total
                                                         ------------         ------------       --------------      ------------
BALANCE AT MARCH 31, 1992                                $(6,112,020)           $   -            $      -            $21,397,539
  Issuance of common stock                                      -                   -                   -              1,981,062
  Issuance of common stock under
    employee stock option plan                                  -                   -                   -                154,619
  Issuance of warrants                                           -                  -                   -              1,300,000
  Warrant subscription receivable                               -                   -                   -             (1,300,000)
  Net loss                                                  (895,061)               -                   -               (895,061)
  Cumulative translation adjustment                             -                 83,866                -                 83,866
                                                         -----------            --------         -----------         -----------
BALANCE AT MARCH 31, 1993                                 (7,007,081)             83,866                -             22,722,025
  Repurchase of common stock                                    -                   -                   -               (444,628)
  Issuance of common stock for
    acquisition                                                 -                   -                   -              4,958,604
  Issuance of common stock under
    employee  stock option plan                                 -                   -                   -                123,271
  Net income                                                 813,065                -                   -                813,065
  Cumulative translation adjustment                             -                (83,866)               -                (83,866)
  Net unrealized gain on investment
    securities                                                  -                   -              1,434,182           1,434,182
                                                         -----------            --------         -----------         -----------
BALANCE AT MARCH 31, 1994                                 (6,194,016)               -              1,434,182          29,522,653
  Repurchase of common stock                                    -                   -                   -               (189,550)
  Issuance of common stock                                      -                   -                   -              1,549,621
  Issuance of common stock for
    acquisitions                                                -                   -                   -              5,111,166
  Issuance of common stock under
    employee  stock option plan                                 -                   -                   -                322,515
  Net income                                               5,113,523                -                   -              5,113,523
  Change in net unrealized gains
    (losses) on investment securities                           -                   -             (1,604,929)         (1,604,929)
  Issuance of warrants                                          -                   -                   -                   -
  Amortization of warrants                                      -                   -                   -                467,114
                                                         -----------            --------         -----------         -----------
BALANCE AT MARCH 31, 1995                                $(1,080,493)           $   -            $  (170,747)        $40,292,113
                                                         ===========            ========         ===========         ===========

The accompanying notes are an integral part of these statements.

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                -------------------------------------------------

                                                                           1995                 1994                  1993
                                                                       -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  5,113,523         $    813,065           $   (895,061)
  Adjustments to reconcile net income
    (loss) to net cash provided (used) by
    operations-
      Gain on investment sales                                          (2,826,849)                -                      -
      Depreciation                                                       1,441,872              769,748                422,882
      Amortization of intangibles                                        1,242,564              678,588                889,157
      Amortization of warrants                                             467,114                 -                      -
      Provision for doubtful accounts                                     (582,386)             (43,160)               366,568
      Retailer financing program reserves                                2,974,912                 -                      -
      Studio advance reserves                                              572,300                 -                      -
      Losses attributable to minority
        partner interests                                                     -                (130,918)              (648,833)
      Loss on asset sales                                                     -                 893,116                   -
      Deferred income taxes                                             (2,737,426)                -                      -
      Cumulative translation adjustments                                      -                 (83,866)                  -
      Change in specific accounts, net of
        effects in 1995 and 1994 from
        purchase of businesses:
          Accounts receivable                                           (4,726,871)             796,241             (3,725,418)
          Inventories                                                   (1,490,480)                -                      -
          Advances to program suppliers                                    659,348           (1,278,411)              (690,472)
          Other current assets                                          (1,244,614)            (958,020)              (397,527)
          Accounts payable                                               4,746,922             (641,559)             5,241,300
          Accrued liabilities and
            compensation                                                 1,420,639            1,117,287                612,823
          Deferred revenue                                               1,408,076                 -                      -
                                                                      ------------         ------------           ------------
          Net cash provided by operating
            activities                                                   6,438,644            1,932,111              1,175,419
                                                                      ------------         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (1,273,080)          (1,758,893)            (1,576,044)
  Investments in retailer financing
    program                                                             (8,930,618)                -                      -
  Cash paid for purchases of businesses,
    net of cash acquired                                                      -              (1,342,352)                  -
  Purchases of other assets                                                309,849           (1,198,989)              (870,749)
  Purchases of investments                                              (4,400,253)          (8,271,811)           (41,861,363)
  Maturities of investments                                              4,400,253           19,596,118             30,537,056
  Proceeds from sale of investment                                       2,836,849                 -                      -
  Purchase of intangibles                                                 (782,620)            (229,997)              (476,337)
                                                                      ------------         ------------           ------------
          Net cash provided (used) by
            investing activities                                        (7,839,620)           6,794,076            (14,247,437)
                                                                      ------------         ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of debt assumed in acquisition                              $ (3,259,724)        $       -              $    (18,304)
  Cash received from minority partner                                         -                  50,000                729,751
  Repurchase of common stock                                              (189,550)            (444,628)                  -
  Issuance of common stock                                               1,743,937              123,271              2,085,681
                                                                      ------------         ------------           ------------
          Net cash provided (used) by
            financing activities                                        (1,705,337)            (271,357)             2,797,128
                                                                      ------------         ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                        (3,106,313)           8,454,830            (10,274,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                        13,815,718            5,360,888             15,635,778
                                                                      ------------         ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 10,709,405         $ 13,815,718           $  5,360,888
                                                                      ============         ============           ============

(continued)

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------

                FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                -------------------------------------------------

                                                                          1995                  1994                  1993
                                                                        -----------         -----------            -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for-

      Interest                                                        $     35,979         $      3,905           $      3,939
      Income taxes                                                       3,288,189               62,127                 31,029

NONCASH FINANCING AND INVESTING ACTIVITIES:
    Issuance of warrants                                                 3,533,977                 -                      -

    Addition to other assets through
      issuance of common stock                                             128,199                 -                      -

    Addition to licensing agreements
      through issuance of common stock                                        -                    -                    50,000
    Acquisition of businesses through
      issuance of stock                                                  5,111,166            5,542,639                   -

    Purchase of other assets through
      credits to accounts receivable                                          -                    -                   360,000
    Increase (decrease) in net unrealized
      gains (losses) on investment
      securities through adjustments to
      stockholders' equity                                              (1,604,929)           1,434,182                   -


The accompanying notes are an integral part of these statements.

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          MARCH 31, 1995, 1994 AND 1993
                          -----------------------------

1.   BUSINESS OF THE COMPANIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Rentrak Corporation (the Company) (an Oregon corporation) is principally engaged in the distribution of prerecorded video cassettes to the home video market throughout the United States and Canada using its Pay-Per-Transaction (PPT) revenue sharing program.

In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC), Rentrak's joint venture partner in Rentrak Japan, to develop Rentrak's PPT distribution and information processing business in certain markets throughout the world. On June 16, 1994, the Company and CCC amended the agreement. Pursuant to this amendment, the Company will receive a royalty of 1.67 percent for all sales of up to $47,905,000, plus one-half of 1 percent (0.5%) of sales greater than $47,905,000 in each fiscal year. In addition, the Company received a one-time royalty of $2 million payable $1 million in fiscal 1995, which has been received; and $1 million no later than March 31, 1999. The payment of $1 million due on March 31, 1999 has not been recognized as revenue by the Company due to uncertainty of collection. Rentrak Japan will receive additional territories to market PPT. In addition, the Company sold 34 shares of Rentrak Japan to CCC for 6,800,000 Yen ($68,068), reducing the Company's ownership in Rentrak Japan from 33-1/3 percent to 25 percent. The term of the Agreement was extended from the year 2001 to the year 2039.

In the fall of 1992, the Company initiated efforts to globalize its PPT operations by entering the European market. The Company, with its partner in Rentrak Japan, formed two jointly owned European corporations, Rentrak Europe and Videotheken Management. Rentrak Europe's purpose was to market PPT in Europe and was owned by the Company and by the Japanese partner. The Company was the majority shareholder. Videotheken Management's purpose was to develop video outlets in the German market and was owned by the Company and by the Japanese partner. The Company was the controlling shareholder. Rentrak Europe and Videotheken Management ceased operations during the quarter ended September 30, 1993, and the rights to the corporations were subsequently sold in the quarter ended December 31, 1993. The decision to cease operations stems from the difficulties the Company had in getting sufficient product flow commitments from program suppliers. However, in the future, the Company may explore opportunities to expand its PPT market in Europe as well as other foreign countries.

Minority interest represents the minority shareholders' proportionate share of the equity of certain ventures. The minority shareholders' proportionate share of losses in excess of their equity in the entities is recorded in the Company's accompanying statement of operations. The Company is currently negotiating the sale of its ownership in the remaining entity to the minority partner.

On October 15, 1993, the Company acquired all of the outstanding shares of common stock of The Pro Image Inc., a Utah corporation (TPI), pursuant to the Stock Purchase Agreement by and among the Company, TPI and the shareholders of TPI. As of March 31, 1995, TPI franchised approximately 175 retail outlets in 45 states, Canada, Germany, Mexico and Japan. Including Team Spirit, which was acquired during the year, as discussed below, TPI also operates 54 company-owned retail stores in 19 states throughout the country. These stores sell sports-oriented products and apparel featuring products licensed by college and professional sports teams.

In August 1994, the Company acquired all of the outstanding stock of Team Spirit, Inc. (Team Spirit) for a net purchase price of approximately $4.4 million, with payment made through the issuance of approximately 557,000 shares of Rentrak Common Stock (see Note 12). Team Spirit operates 39 stores in 15 states, including Nebraska, Illinois, Michigan, Iowa, Minnesota, Missouri and Kansas, which sell licensed sports apparel and gifts. Simultaneous with the acquisition, Rentrak transferred all of the assets of Team Spirit to TPI and Team Spirit became a wholly owned subsidiary of TPI.

In October 1994, the Company acquired all of the outstanding stock of Image Makers, Inc. and Barenz-Runia, Inc. (see Note 12). These companies were franchisees of TPI and operated seven stores in the Pacific Northwest. Simultaneous with the acquisition, the net assets of the combined companies were contributed to TPI. The combined purchase price was approximately $686,000 and was paid by issuing approximately 82,000 shares of the Company's common stock.

The above acquisitions were accounted for as purchases and the results of operations are included in the accompanying consolidated statement of operations from the date of acquisition.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method.

TPI and Team Spirit's year-ends are February 28. As there are no intervening events which materially affect the financial position or results of operations, the consolidated financial statements include TPI's balance sheet as of February 28, 1995 and 1994 and the statements of operations, stockholder's equity and cash flows for the 12-month period and 4-1/2 month period ending February 28, 1995 and 1994, respectively. Team Spirit's balance sheet as of February 28, 1995 and the statements of operations, stockholder's equity and cash flows for the six-month period ending February 28, 1995 are included in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                                       -3-
INVESTMENT SECURITIES

Effective March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which changed the accounting for certain debt and equity securities. In accordance with SFAS 115, securities are classified as available for sale.

Securities, classified as available for sale, are shown at market with an adjustment to stockholders' equity to reflect net unrealized gains and losses, net of tax.

INVENTORY

Inventory consists primarily of sports apparel and related finished goods merchandise. Inventory is carried at the lower of cost (first-in, first-out method) or market value.

PROPERTY AND EQUIPMENT

Depreciation of fixed assets, other than movie tapes, is computed on the straight-line method over estimated useful lives of three to five years. Movie tapes are depreciated ratably over their expected related revenue stream. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter.

INTANGIBLES

During fiscal years 1995, 1994 and 1993, the Company paid cash and issued stock for approximately $11,000, $206,000 and $883,000, respectively, for licensing agreements with product and service suppliers. These agreements are being amortized on the straight-line method over one to ten years.

In connection with the acquisition of TPI, the Company purchased certain intangible assets totaling $6,269,050. These assets include customer and dealer lists, a covenant not to compete, franchise agreements and goodwill. These assets are being amortized on the straight-line method over a 12-year period.

In connection with the acquisitions of Team Spirit and then Image Makers, Inc. and Barenz-Runia, Inc., the Company purchased goodwill totaling approximately $4.1 million and $557,000, respectively The goodwill will be amortized on the straight-line method over a 15-year period.

The Company believes the above useful lives are appropriate based on the factors influencing acquisition decisions. These factors include store location, profitability and general industry outlook. The Company reviews its intangible assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted preinterest expense net cash flows from the operating activities. If the estimated net cash flows are less than the carrying amount of intangibles, the Company will recognize an impairment loss in an amount necessary to write down intangibles to a fair value as determined from expected discounted future cash flows.

                                       -4-
REVENUE RECOGNITION

Under its PPT program, the Company enters into contracts to distribute video cassettes leased by retailers from video program suppliers (producers of motion pictures and licensees and distributors of home video cassettes), for a percentage of the fees charged to the retailers. The lease agreements provide for a one-time initial handling fee and continuing transaction fees based on a percentage of rental revenues earned by the retailer upon renting the video cassettes to their customers. The Company recognizes handling fees as revenue when the video cassettes are shipped to the retailers and recognizes transaction fees when the video cassettes are rented to the consumers. When the Company's revenue is fixed and determinable at time of shipment of video cassettes to the retailers, deferred revenue is recorded and recognized as revenue in the statement of operations when the video cassettes are rented to the consumers. The corresponding liability to video program suppliers for their share of the fees is recorded to cost of sales when the revenue is recognized with a corresponding amount to accounts receivable. The Company also charges retailers a processing fee upon admission to the PPT program. This fee is recognized as PPT revenue when the application to participate in the PPT program is approved.

Stockholders and directors, or their families, own interests in several stores participating in the PPT program. The Company realized revenues from these stores of $426,102, $422,053 and $474,073 during 1995, 1994 and 1993, respectively.

TPI is entitled to a royalty of up to 4 percent of gross sales generated by franchise retail stores. TPI recognizes royalty fee revenues in the period sales are made by the franchise retail stores. TPI recognizes initial franchise fees from franchise sales as revenue when the services or conditions relating to the sale are performed or satisfied. TPI defers the portion of the initial franchise fee related to an obligation to perform future training services for the franchisee. This deferred franchise fee is recorded as revenue at the time the training is completed or the obligation expires.

INCOME TAXES

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. Prior to April 1, 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. As permitted by SFAS 109, prior period financial statements have not been restated.

NET INCOME (LOSS) PER SHARE

At March 31, 1995, primary earnings per share are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise price of the options and warrants. The number of treasury shares assumed to be purchased with the proceeds from the exercise of the options and warrants was limited to 20 percent of the outstanding shares at period-end. Those purchases were assumed to have been made at the average market price of the Company's common stock during the year. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share. For the 1995 primary earnings per share calculation, 13,397,951 common shares and common share equivalents were assumed outstanding and $394,249 of assumed interest income, net of tax, was added to the Company's net income for purposes of computing earnings per share.

Fully diluted earnings per share at March 31, 1995 are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise price of the options and warrants. In addition, contingent warrants were assumed to have been exercised. The number of treasury shares assumed to be purchased with the proceeds from the exercise of the options and warrants was limited to 20 percent of the outstanding shares at period-end. Those purchases were assumed to have been made at the greater of the average or ending market price of the Company's common stock during the year. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant interest income, adjusted for appropriate tax effects, to be added to net income for purposes of calculating earnings per share. For the 1995 fully diluted earnings per share calculation, 14,317,380 common shares and common share equivalents were assumed outstanding and $582,494 of assumed interest income, net of tax, was added to the Company's net income for purposes of computing earnings per share.

Earnings per common share and common equivalent share for 1994 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of options and warrants when the market price of the common stock exceeded the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been repurchased with the proceeds from the exercise of the options and warrants. Those repurchases were assumed to have been made at the average price of the common stock during the year. Weighted average shares outstanding used in both the primary and fully diluted earnings per share calculation are 10,162,461.

Loss per common share and common equivalent share for 1993 was computed based only on the weighted average number of shares of common stock actually outstanding, which was 9,305,950.

FOREIGN OPERATIONS

Foreign currency assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Results of operations are translated at average exchange rates during the period for revenue and expenses. Translation gains and losses resulting from fluctuations in the exchange rates are accumulated as a separate component of stockholders' equity. Translation gains or losses were not material for any period presented.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' consolidated financial statements to conform with current year presentation.

2.   INVESTMENT SECURITIES:

The carrying value and estimated fair value of securities at March 31 were as follows:

                                                                         Unrealized            Unrealized
                                                         Cost            Gross Gain            Gross Loss           Fair Value
                                                      ---------         -----------            ----------          -----------
As of March 31, 1995:
  Available for sale-
    Noncurrent:
      Corporate securities                            $389,065           $     -                $(275,398)          $  113,667
                                                      ========           ==========             =========           ==========

As of March 31, 1994:
  Available for sale-
    Current:
      Corporate securities                            $ 10,000           $2,377,500             $    -              $2,387,500
    Noncurrent:
      Corporate securities                             389,065                 -                  (64,303)             324,762
                                                      --------           ----------             ---------           ----------
                                                      $399,065           $2,377,500             $ (64,303)          $2,712,262
                                                      ========           ==========             =========           ==========

3.   PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of:

                                                                                                   March 31,
                                                                                           ------------------------

                                                                                          1995                        1994
                                                                                      ------------                ------------
Furniture and fixtures                                                                 $ 5,932,263                 $ 4,051,866
Machinery and equipment                                                                  1,247,352                     898,270
Leasehold improvements                                                                   3,666,333                     866,615
                                                                                       -----------                 -----------
                                                                                        10,845,948                   5,816,751
Less accumulated depreciation                                                           (5,921,826)                 (3,020,021)
                                                                                       -----------                 -----------
                                                                                       $ 4,924,122                 $ 2,796,730
                                                                                       ===========                 ===========

4.   RETAILER FINANCING PROGRAM:

The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers which the Company believes have demonstrated the prospect for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financings, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given.

The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of May 1995, the Company has invested or made oral or written commitments to loan to or invest in various video retailers in amounts totaling substantially all of the $14 million authorized. The loans, investments or commitments are to various retailers and individually range from $200,000 to $3,000,000. The investments are accounted for at cost as all investments represent less than 10 percent of the entity's equity. The notes, which have payment terms that vary according to the individual loan agreements, are due 1995 through 1999. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 3 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. As of March 31, 1995, the Company has invested or loaned approximately $9.2 million under the program. Because of the financial condition of a number of these retailers, the Company has provided reserves of approximately $3.2 million of the total original loan or investment amount.

Subsequent to year-end, the Company increased its ownership in one of the retailers in the above program to approximately 57 percent or a controlling interest. See Note 15.

5.   LINE OF CREDIT:

The Company has an agreement for a line of credit in the amount of $7,500,000 with a financial institution which expires on July 25, 1995. Under this agreement, the Company is required to maintain average compensating balances of $1,500,000 in its checking and money accounts. Interest is payable monthly at a rate that varies in relation to the bank's prime rate. The lender has been granted the option to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets (excluding TPI assets). The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants as of March 31, 1995. There were no borrowings on the line of credit as of March 31, 1995.

In April 1994, TPI entered into a $2,000,000 line of credit arrangement with a financial institution. Interest on borrowings under this credit agreement accrue at the bank's prime rate. Borrowings are collateralized by TPI's accounts receivable and inventory and require monthly payments of principal plus accrued interest. In January 1995, the available borrowing under this agreement was increased to the lesser of $4 million or the amount of the borrowing base as defined in the agreement. Interest under the revised agreement is accrued at the bank's prime rate plus .5 percent. There were no borrowings under the credit agreement at February 28, 1995. The credit agreement expires on July 31, 1995.

                                       -8-
6.   INCOME TAXES:

The provision (benefit) for income taxes is as follows for the years ended March 31:

                                                                                 1995                1994               1993
                                                                             -----------         ----------         ----------
Current tax provision
  Federal                                                                    $ 2,221,956          $  21,949          $ 427,005
  State                                                                          367,741             91,081             25,118
                                                                             -----------          ----------         ---------
                                                                               2,589,697            113,030            452,123
Deferred tax benefit                                                          (1,862,466)          (876,949)          (147,310)
                                                                             -----------          ---------          ---------
Income tax provision (benefit)                                               $   727,231          $(763,919)         $ 304,813
                                                                             ===========          =========          =========

In 1993, the income tax provision was substantially offset by the benefit from the carryforward of net operating losses (NOL) for United States purposes. This benefit has been reported as an extraordinary item in the accompanying consolidated statement of operations.

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision (benefit) for income taxes as follows for the years ended March 31:

                                                                                 1995                1994               1993
                                                                             -----------         -----------        ----------
Provision (benefit)computed at statutory
  rates                                                                      $ 1,985,856          $ (27,802)         $ 516,424
State taxes, net of federal benefit                                              242,709             91,081             16,165
Utilization of foreign loss carryforwards                                     (1,143,876)              -                  -
Change in valuation allowance                                                   (953,470)              -                  -
Purchase accounting amortization adjustments                                     288,657               -                  -
Other                                                                            307,355               -                  -
Alternative minimum tax                                                             -                49,751           (227,776)
Benefit of recognition of deferred tax assets                                       -              (876,949)              -
                                                                             -----------          ---------          ---------
                                                                             $   727,231          $(763,919)         $ 304,813
                                                                             ===========          =========          =========

Prior to 1995, the Company was uncertain as to whether the foreign loss carryforwards could be utilized and therefore no deferred tax asset was established. In the current year, it has been determined that the losses can be utilized and therefore the Company has appropriately reduced 1995 taxable income.

The total reduction in the valuation allowance during the year ended March 31, 1995, was $953,470. The valuation allowance as of March 31, 1994, was recorded against the portion of the NOL deferred tax asset which did not satisfy the recognition criteria set forth in SFAS 109.

Deferred tax assets and liabilities are comprised of the following components at March 31, 1995 and 1994:

                                                                                                1995                  1994
                                                                                             ----------             ----------
Deferred tax assets:
  Current-
    Vacation accrual                                                                         $  132,060             $   96,122
    Allowance for doubtful accounts                                                             147,502                465,487
    Retailer-related accruals                                                                   203,403                   -
    Retailer financing program reserve                                                          122,099                   -
    Legal settlement accrual                                                                    171,686                171,686
    Net operating loss carryforward                                                                -                   193,952
    Other                                                                                       138,654                  3,235
                                                                                             ----------             ----------
Total current deferred tax assets                                                               915,404                930,482
                                                                                             ----------             ----------

  Noncurrent-
    Depreciation                                                                                138,969                   -
    Retailer financing program reserve                                                        1,351,706                   -
    Warrant amortization                                                                        177,504                   -
    Unrealized loss on investment securities                                                    104,651                   -
    Other                                                                                       153,843                 41,735
    Acquisition amortization                                                                       -                   112,327
    Net operating loss carryforward                                                                -                   853,281
                                                                                             ----------             ----------
Total noncurrent deferred tax assets                                                          1,926,673              1,007,343
Deferred tax assets valuation allowance                                                            -                  (953,470)
                                                                                             ----------             ----------
Total deferred tax assets, net of valuation
  allowance                                                                                  $2,842,077             $  984,355
                                                                                             ==========             ==========

Deferred tax liability:
  Current-
    Unrealized gain on investment securities                                                 $     -                $ (879,015)
    Studio guarantees                                                                              -                   (51,467)
                                                                                             ----------             ----------
Total current deferred tax liabilities                                                             -                  (930,482)
  Noncurrent-
    Depreciation                                                                                   -                   (53,873)
                                                                                             ----------             ----------
Total noncurrent deferred tax liability                                                            -                   (53,873)
                                                                                             ----------             ----------
Total deferred tax liabilities                                                               $     -                $ (984,355)
                                                                                             ==========             ==========

7.   STOCKHOLDERS' EQUITY:

On October 15, 1993, the Company acquired all of the outstanding shares of common stock of TPI and Kartoyz, Inc., pursuant to a stock purchase agreement. The aggregate consideration paid by the Company for all outstanding shares of TPI common stock and all outstanding shares of Kartoyz common stock was approximately $1.2 million in cash and 776,280 shares of common stock. In addition, the Company agreed to pay up to $650,000 based upon future TPI royalties. As of March 31, 1995, the Company has paid $200,000 under the royalty arrangement. The balance of $450,000 has been recorded in accrued liabilities.

On August 31, 1994, the Company acquired all of the outstanding shares of common stock of Team Spirit for a net purchase price of approximately $4.4 million, with payment made through the issuance of approximately 557,000 shares of the Company's common stock. The Company acquired net assets of approximately $300,000 and recorded goodwill of approximately $4.1 million.

In October 1994, the Company acquired all of the outstanding stock of Image Makers, Inc. and Barenz-Runia, Inc. for a net purchase price of approximately $686,000, with payment made through the issuance of approximately 82,000 shares of the Company's common stock. The Company acquired net assets of approximately $129,000 and recorded goodwill of approximately $557,000.

In September 1994, a program supplier exercised warrants to acquire 250,000 shares of the Company's common stock for $5.19 per share. The warrants were granted in 1991.

STOCK OPTIONS AND WARRANTS

Options are granted under the 1986 Stock Option and the Directors' Stock Option Plans, which are administered by the Board of Directors, at an exercise price equal to fair market value as of the date of grant. Options under the 1986 Stock Option Plan are generally exercisable over four to ten years and expire ten years after date of grant. Options under the Directors' Stock Option Plan are generally exercisable over one to five years and expire five years after date of grant. As of March 31, 1995, the Company has 1,022,266 options available to be granted and 3,873,500 shares of common stock reserved for issuance under these plans.

The table below summarizes the plan's activity:

                                                                                     Options Outstanding
                                                                            -------------------------------------

                                                                Number                    Price
                                                                  of                       Per                     Aggregate
                                                                Shares                   Share                       Price
                                                              ----------                -------------             ------------
Balance at March 31, 1992                                        626,900                 $ .75 - 9.53              $ 1,812,072
Granted                                                          340,444                  5.38 - 8.00                1,955,764
Issued                                                          (123,678)                 1.00 - 6.25                 (154,619)
Canceled                                                          (6,710)                 1.38 - 6.38                  (29,537)
                                                               ---------                 ------------              -----------
Balance at March 31, 1993                                        836,956                  1.13 - 9.53                3,583,680
Granted                                                          364,672                  4.44 - 6.50                1,839,177
Issued                                                           (56,846)                 1.13 - 6.25                 (123,271)
Canceled                                                        (162,389)                 1.13 - 6.38                 (887,287)
                                                               ---------                 ------------              -----------
Balance at March 31, 1994                                        982,393                  1.13 - 9.53                4,412,299
Granted                                                        1,709,900                  4.94 - 8.50                9,883,418
Issued                                                           (87,483)                 1.13 - 6.75                 (210,065)
Canceled                                                         (37,467)                 1.38 - 6.75                 (213,209)
                                                               ---------                 ------------              -----------
Balance at March 31, 1995                                      2,567,343                 $1.13 - 9.53              $13,872,443
                                                               =========                 ============              ===========

As of March 31, 1995, 859,158 options to purchase stock were exercisable. The remaining 1,708,185 options are subject to restrictions which prohibit them from being exercised as of March 31, 1995.

In connection with the secondary offering in May 1991, the Company issued to its investment banker a warrant to purchase 147,500 shares of the Company's common stock. The exercise price per share of $8.90 equaled market value at the date of grant. The warrants would have expired on May 22, 1994. However, the Board of Directors extended the expiration date to May 22, 1996.

In August 1992, the Company entered into an agreement with a service supplier to use and sublease certain software on the PPT system. As part of the agreement, the Company paid a licensing fee of $188,000, sold 251,889 shares of common stock for $7 per share ($1,763,223), which approximated market value at date of transaction, and granted a warrant to purchase 251,889 shares of common stock at an exercise price of $9.50 per share, which exceeded market value at the date of grant, through August 1997. The licensing fee was capitalized in other assets and is being amortized over five years, the life of the licensing agreement.

In August 1992, the Company entered into an agreement with CCC to develop Rentrak's pay-per-transaction and information processing business in certain markets throughout the world. The agreement guarantees a maximum 25 percent equity interest for CCC in any new company formed to develop PPT in these markets. As part of the agreement, CCC was issued warrants to acquire up to 1.2 million shares of the Company's common stock for $1.3 million. The warrants were to be purchased before December 31, 1993. The $1.3 million was not paid and the option to acquire the 1.2 million shares has expired by its terms. At March 31, 1993, the Company had recorded a subscription receivable for $1.3 million which is shown as an offset to the warrants in the stockholders' equity section of the balance sheet. The exercise price of these warrants did not exceed the market price of the Company's stock at the date of grant.

In September 1992, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock in connection with entering into a long-term licensing agreement with a program supplier. Certain contractual arrangements must be performed by the program supplier, however, before any warrants are issued. At March 31, 1995, a warrant to purchase 600,000 shares of common stock had been issued at an exercise price of $7.14 per share which approximated market value at date of grant.

In July 1994, the Company agreed to issue warrants to buy up to 2,673,750 shares of the Company's common stock in connection with entering into a long-term licensing agreement with a program supplier. Of the warrants, 1,423,750 are issuable based on the program supplier's continuing business with the Company. The remainder of the warrants are issuable upon the meeting of certain conditions by the program supplier, including the delivery of predetermined numbers of titles for inclusion in the Company's PPT program. The warrants were issued at an exercise price of $7.13 per share, which approximated market value at date of grant.

As a result of the July 1994 agreement discussed above, the Company issued warrants to acquire 423,750 shares of the Company's common stock to another program supplier under a favored nations clause in the contract with that program supplier. This supplier had received a previous grant for 1,000,000 shares (see above). These warrants were also issued at an exercise price of $7.13 per share, which approximated market value at date of grant.

In December 1994, the Company agreed to issue warrants to buy up to 250,000 shares of the Company's common stock to certain customers. The warrants are issuable if the customers meet certain purchasing commitments established by the Company. The warrants were issued at an exercise price of $7.00 per share, which approximated market value at date of grant.

All warrants which the Company agreed to issue in 1995 have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $3,533,977 has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For 1995, expense associated with the warrants is $467,114.

8.   COMMITMENTS:

LEASES

The Company leases its facilities under operating leases expiring at various dates through 2008. Rental payments over the term of the leases exceeding one year are as follows:

               Year ending March 31,
               ---------------------
                       1996                       $ 3,387,649
                       1997                         2,882,406
                       1998                         2,452,032
                       1999                         1,983,698
                       2000                         1,378,302
                2001 and thereafter                 5,264,031
                                                  -----------

                                                  $17,348,118
                                                  ===========

The leases provide for payment of taxes, insurance and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was $2,357,640, $749,000 and $514,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

GUARANTEES AND ADVANCES

The Company has entered into several guarantee contracts with program suppliers providing titles for distribution under the PPT system. In general, these contracts guarantee the suppliers minimum payments. In some cases these guarantees were paid in advance. Any advance payments that the Company has made and will be realized within the current year are included in advances to program suppliers. The long-term portion is included in other assets. Both the current and long-term portion are amortized to cost of sales as revenues are generated from the related cassettes.

The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. Total commitments under guarantees as of March 31, 1995, are approximately $55,578,027, of which $52,065,242 had been earned. As of March 31, 1995, the Company has recorded $572,300 for potential losses under such guarantee arrangements.

9.   CONTINGENCIES:

In February 1991, a suit was filed against the Company alleging causes of action for breach of contract, breach of implied covenant of good faith and fiduciary duty, and violation of a state unfair business practice statute. These allegations arise out of the Company's alleged refusal to grant the plaintiff a National Video franchise.

A lower court jury has awarded damages of approximately $450,000 to the plaintiff on the alleged charges, including attorney fees. The Company appealed the lower court decision; however, that decision was upheld by the appeals court. The damage award is fully reserved by the Company and settlement of the case is likely to occur in 1996.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operation of the Company.

10.   RENTRAK JAPAN:

As is discussed in Note 1, the Company owns a one-fourth interest in Rentrak Japan. Summarized financial data for the joint venture, after translation to U.S. currency, at March 31, 1995, 1994 and 1993, and for the years then ended is as follows:

                                      1995          1994           1993
                                  -----------   -----------    -----------
Current assets                    $39,738,319   $14,773,880    $ 5,418,142
Noncurrent assets                   5,543,662     4,044,049      4,188,514

Current liabilities                41,411,744    18,585,255      7,644,229
Noncurrent liabilities              4,871,295     2,285,771      2,313,793
Shareholders' deficit              (1,001,059)   (2,053,097)      (351,366)

Net sales                          88,382,895    56,082,841     34,074,869
Cost of sales                      57,750,231    44,218,531     27,193,907
Net income (loss)                   1,424,334    (1,589,437)      (560,339)

As of March 31, 1993, the Company's investment has been written down to zero. The Company has provided no guarantee or other financial commitments for the investee which would require the recognition of additional losses in 1994 from the investee under the equity method. During 1995, no income was recognized by the Company as the Company's share of net income does not exceed the net losses not recognized during the period the equity method was suspended.

11.   SUSPENSION OF EUROPEAN OPERATIONS:

The write off of European assets, which was incurred in the quarter ended September 30, 1993, amounted to $789,155, composed of $56,042 in accounts receivable, $94,200 in other current assets, $549,008 in property and equipment, and $89,905 in other long-term assets. In addition to the $789,155 write down of assets in the quarter ended September 30, 1993, during the year ended March 31, 1994, the Company incurred $1.4 million in European operating costs as well as $111,408 in cash expenditures to finalize operations. During the period the equity method was suspended.

12.   ACQUISITIONS:

On October 15, 1993, the Company acquired all of the outstanding shares of common stock of TPI pursuant to the Stock Purchase Agreement and all of the outstanding shares of Kartoyz. Kartoyz operated one retail outlet which sold licensed gifts and products related to automobiles. The Company suspended the Kartoyz operations during fiscal year 1994.

The aggregate consideration paid by the Company for all outstanding shares of TPI common stock and all outstanding shares of Kartoyz common stock was approximately $1.2 million in cash and 776,280 shares of common stock at $7.14 per share. In addition, the Company agreed to pay up to $650,000 based upon future TPI royalties. As of March 31, 1995, the Company has paid $200,000 under the royalty arrangement. The balance of $450,000 has been recorded in accrued liabilities.

The Company changed TPI's year-end from December 31 to February 28 subsequent to the acquisition. The change was made to more closely match TPI's year-end with the Company's year-end of March 31 and to allow sufficient time for the process of consolidating financial information. There were no intervening events which materially affect the financial position or results of operations. As such, the consolidated financial statements include TPI's balance sheet as of February 28, 1995 and 1994 and the statements of operations, stockholder's equity and cash flows for the 12 month period and 4-1/2 month period ending February 28, 1995 and 1994, respectively.

Summarized unaudited consolidated pro forma financial data for the Company for the year ended March 31, 1994, which includes TPI financial data for the twelve months ended December 31, 1993, presented as if the acquisition had been consummated as of the beginning of the Company's year, is as follows:

                  Revenues                      $74,008,593
                  Net income                        878,425
                  Net income per share                  .09

The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

In August 1994, the Company acquired all of the outstanding stock of Team Spirit. The net purchase price was approximately $4.4 million and was paid via issuance of approximately 557,000 shares of common stock. The Company acquired assets of approximately $6 million and recorded goodwill of approximately $4.1 million. At the time of purchase, Team Spirit, Inc. had approximately $2.3 million in other liabilities and approximately $3.3 million in outstanding bank debt which was immediately paid by the Company.

Summarized unaudited consolidated pro forma financial data for the Company for the years ended March 31, 1995 and 1994, which includes Team Spirit financial data for the twelve months ended January 31, 1995 and 1994, presented as if the acquisition had been consummated as of the beginning of the Company's year, is as follows:

                                    1995                          1994
                               -------------                  ------------
Revenues                        $118,369,990                   $85,667,518
Net income                         4,278,548                     1,150,253
Net income per share -
  primary                                .35                           .11
Net income per share -
  assuming full dilution                 .34                           .11

The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

13.   EMPLOYEE BENEFIT PLANS:

At January 1, 1991, the Company established an employee benefit plan (the Rentrak Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) plan are based on percentages of employees' salaries. The amount of the Company's contribution is at the discretion of Board of Directors. Contributions under the 401(k) plan for the years ended March 31, 1995, 1994 and 1993 were $35,347, $25,430 and $22,360, respectively.

TPI has a 401(k) savings plan (the TPI Plan) which covers all employees who are at least 21 years of age and who have completed at least 1,000 hours of service. Under the TPI Plan, employees may contribute up to 20 percent of their earnings. TPI matched the first 6 percent of employee contributions at a level of 50 percent through December 31, 1994. TPI's contributions to the Plan for the 12 month period ended February 28, 1995 were $30,029 and for the 4-1/2 month period ended February 28, 1994 were approximately $7,100. As of January 1, 1995, the TPI Plan was frozen and TPI employees began contributing to the Rentrak Plan.

The Company has an Employee Stock Purchase Plan (the Plan). The Board of Directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 171,536 shares remain authorized and available for sale to employees.

All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85 percent of market value. Payment is made through payroll deductions.

Under the Plan, employees purchased 11,062 shares for aggregate proceeds of $78,449, 8,663 shares for aggregate proceeds of $51,694 and 5,995 shares for aggregate proceeds of $38,935 in 1995, 1994 and 1993, respectively.

14.   BUSINESS SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER:


BUSINESS SEGMENTS
                                                                           1995                 1994                 1993
                                                                        ------------         ------------         ------------
Net sales:
  PPT                                                                   $ 79,793,584          $62,005,968          $52,847,386
  Sports apparel                                                          26,363,211            3,950,705                 -
  Other                                                                    6,009,436            2,939,814            1,487,480
                                                                        ------------          -----------          -----------
                                                                        $112,166,231          $68,896,487          $54,334,866
                                                                        ============          ===========          ===========
Income (loss) from operations:
  PPT                                                                   $  2,886,841          $ 2,064,299          $   613,032
  Sports apparel                                                             270,176              440,781                 -
  Other                                                                     (707,548)          (3,063,618)          (2,630,885)
                                                                        ------------          -----------          -----------
                                                                        $  2,449,469          $  (558,538)         $(2,017,853)
                                                                        ============          ===========          ===========
Identifiable assets:
  PPT                                                                   $ 39,132,490          $33,284,507          $32,802,483
  Sports apparel                                                          22,610,120            8,950,132                 -
  Other                                                                    3,075,058            2,385,806            2,021,147
                                                                        ------------          -----------          -----------
                                                                        $ 64,817,668          $44,620,445          $34,823,630
                                                                        ============          ===========          ===========


GEOGRAPHIC INFORMATION
                                                                           1995                 1994                 1993
                                                                       ------------          ------------         ------------
Revenues from unaffiliated customers:
  United States                                                         $112,166,231          $68,780,550          $54,134,422
  Foreign                                                                       -                 115,937              200,444
                                                                        ------------          -----------          -----------
                                                                        $112,166,231          $68,896,487          $54,334,866
                                                                        ============          ===========          ===========

Net income (loss):
  United States                                                         $  5,113,523          $ 3,092,075          $   783,238
  Foreign                                                                       -              (2,279,010)          (1,678,299)
                                                                        ------------          -----------          -----------

                                                                        $  5,113,523          $   813,065          $  (895,061)
                                                                        ============          ===========          ===========
Identifiable assets:
  United States                                                         $ 64,817,668          $44,620,445          $33,849,383
  Foreign                                                                       -                    -                 974,247
                                                                        ------------          -----------          -----------

                                                                        $ 64,817,668          $44,620,445          $34,823,630
                                                                        ============          ===========          ===========

There were no sales or transfers between geographic areas in any of the years presented.

The Company has one program supplier that supplied product that generated 19 percent, a second that generated 12 percent, and a third that generated 11 percent of Rentrak revenues for the year ended March 31, 1995. The Company had one program supplier that supplied product that generated 26 percent and a second program supplier that supplied product that generated 23 percent of Rentrak revenues for the year ended March 31, 1994. The Company had one program supplier that supplied product that generated 34 percent of revenues for the year ended March 31, 1993. There were no other program suppliers who contributed more than 10 percent of sales for the years ended March 31, 1995, 1994 and 1993.

15.  SUBSEQUENT EVENTS:

On May 26, 1995, the Company entered into an agreement to acquire 3.2 million shares of Entertainment One, Inc. from the majority shareholder. When combined with the 669,230 shares Rentrak purchased from Entertainment One, Inc. in July 1994, Rentrak's ownership will consist of approximately 57 percent of the issued and outstanding stock of Entertainment One, or a controlling interest. Entertainment One, Inc. operates 46 video departments inside Wal Mart stores in 14 states and Canada, 8 supermarket video departments and 5 video specialty stores in Illinois. The acquisition will be accounted for as a purchase.

In May 1995, the Board of Directors approved a shareholders' rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the rights plan, each shareholder will receive a dividend of one right for each share of the Company's outstanding common stock, entitling the holders to purchase one additional share of the Company's common stock. The rights become exercisable after any person or group acquires 15 percent or more of the Company's outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owners of 15 percent or more of the Company's outstanding stock.

                                                                     Schedule II

                                                      RENTRAK CORPORATION
                                                      -------------------
                                               VALUATION AND QUALIFYING ACCOUNTS
                                               ---------------------------------


                                        BALANCE AT     CHARGED TO      CHARGED                       BALANCE
                                        BEGINNING       COST AND       TO OTHER      RECOVERIES     AT END OF
YEAR ENDED:                             OF PERIOD       EXPENSES       ACCOUNTS     (DEDUCTIONS)      PERIOD
- -----------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  March 31, 1993                            $901,558      $946,093               -     ($579,525)    $1,268,126
  March 31, 1994                           1,268,126      (687,189)              -       644,029      1,224,966
  March 31, 1995                           1,224,966    (2,984,899)              -     2,402,513        642,580

ADVANCES TO PROGRAM
  SUPPLIERS - RESERVE                             $0      $572,300               -              -      $572,300
    March 31, 1995

INVENTORY RESERVE
    March 31, 1995                                 0       336,046               -              -       336,046

OTHER CURRENT ASSETS - RETAILER
  FINANCING PROGRAM RESERVE
    March 31, 1995                                 0       267,937               -              -       267,937

OTHER ASSETS - RETAILER FINANCING
  PROGRAM RESERVE
    March 31, 1995                                 0     2,974,912               -              -     2,974,912


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------------------------------------


     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors" Page __ and "Executive Officers" Page __.


ITEM 11.  EXECUTIVE COMPENSATION
- ------------------------------------------------------------

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation" Page
__.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
- --------------------------------------------------------------

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Directors" Page __.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- ----------------------------------------------------------------

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Compensation Committee Interlocks And Insider Participation" Page __ and Certain Relationships And Transactions" Page __.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K
- -----------------------------------------------------------------

(a)(1) FINANCIAL STATEMENTS

       The following documents are filed as part of the Report:

          CONSOLIDATED FINANCIAL STATEMENTS: The consolidated financial statements of the Company are included in Item 8 of this Report:

          Report of Independent Public
           Accountants

          Consolidated Balance Sheets as of March 31, 1995
            and 1994

          Consolidated Statements of Operations for Years
            Ended March 31, 1995, 1994 and
            1993

          Consolidated Statements of Stockholders' Equity for Years Ended March 31, 1995,
            1994 and 1993

          Consolidated Statements of Cash Flows for Years Ended
            March 31, 1995, 1994, and 1993

          Notes to Consolidated  Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

          CONSOLIDATED FINANCIAL STATEMENT SCHEDULES: The following consolidated financial statement schedule has been included in Item 8 of this Report:

          Schedule II - Valuation and Qualifying Accounts

       Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) EXHIBITS(3): The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index.


(b) FORM 8-K REPORTS. During the last quarter of fiscal 1995, the Company filed two reports on Form 8-K.

          1.  Form 8-K dated January 25, 1995

________________________
(3) A shareholder may obtain a copy of any exhibit included in this Report upon payment of a fee to cover the reasonable expenses of furnishing such exhibits by written request to F. Kim Cox, Executive V.P., or Karl D. Wetzel, V.P. Chief Accounting Officer, Rentrak Corporation, 7227 N.E. 55th Avenue, Portland, Oregon 97218

               Item 5 - Other Events
               Item 7 - Financial Statements and Exhibits

               Item 5 - Other Events
               Item 7 - Financial Statements and Exhibits - filed March 29, 1995

          2.  Form 8-K dated June 5, 1995

               Item 5 - Other Events
               Item 7 - Financial Statements, Pro Forma
                        Financial Information and Exhibits

     (C)  Exhibits (See Exhibit Index)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RENTRAK CORPORATION

By  /s/ Ron Berger
   --------------------------------------
   Ron Berger, President

Date     June 29, 1995
    -------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.


Principal Executive Officer:

By /s/ Ron Berger                                    June 29, 1995
   --------------------------------------
    Ron Berger, President

Principal Financial Officer:

By  /s/ F. Kim Cox                                  June 29, 1995
   --------------------------------------
    F. Kim Cox, Executive Vice President

Principal Accounting Officer:

By  /s/ Karl D. Wetzel                               June 29, 1995
   --------------------------------------
    Karl D. Wetzel

Majority of Board of Directors:


By  /s/ L. Barton Alexander                          June 29, 1995
   --------------------------------------
    L. Barton Alexander, Director


By  /s/ Ron Berger                                   June 29, 1995
   --------------------------------------
    Ron Berger, Chairman


By  /s/ Peter Dal Bianco                             June 29, 1995
   --------------------------------------
    Peter Dal Bianco, Director


By  /s/ James P. Jimirro                             June 29, 1995
   --------------------------------------
    James P. Jimirro, Director


By  /s/ Bill LeVine                                  June 29, 1995
   --------------------------------------
    Bill LeVine, Director

By  /s/ Muneaki Masuda                                June 29, 1995
   --------------------------------------
    Muneaki Masuda, Director


By  /s/ Stephen Roberts                               June 29, 1995
   --------------------------------------
    Stephen Roberts, Director

                                  EXHIBIT INDEX

The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number                Exhibit                                       Page
- --------------                -------                                       ----

   3.1               a)  Amended and Restated Articles of
                      Incorporation, dated September 3, 1986 (1)


                     b)  Articles of Amendment to Articles of
                      Incorporation dated July 30, 1987 (19)

                     c)  Articles of Amendment to Articles of
                      Incorporation dated September 12, 1988 (20)

                     d)  Articles of Amendment to Articles of
                      Incorporation dated September 21, 1988 (20)

                     e)  Articles of Amendment to Articles of
                      Incorporation dated September 3, 1991 (21)

                     f)  Articles of Amendment to Articles of
                      Incorporation dated August 31, 1994 (22)

   3.2                1995 Restated Bylaws, as amended to date (15)

   4.1                Articles of Incorporation,
                      as amended to date (incorporated by reference to Exhibit 3.1)

   4.2 Articles II and V of the 1995 Restated Bylaws (incorporated by reference to Exhibit 3.2).

   9                  Common Stock Purchase Agreement dated
                      December 20, 1989 (4)

                      Executive Compensation Plans and Arrangements
                      (10.1-10.13)

   10.1 1986 Second Amended and Restated Stock Option Plan and Forms of Stock Options Agreements (18)

   10.2               Stock Option Agreement with F. Kim Cox, dated
                      October 1, 1985 (1)

   10.3 Employment Agreement with Michael R. Lightbourne dated December 6, 1989 (6)

   10.4               Stock Option Agreement with Ron Berger, dated
                      April 18, 1990 (7)

Exhibit Number                Exhibit                                       Page
- --------------                -------                                       ----

   10.5               Stock Option Agreement with Ron Berger, dated
                      December 20, 1994

   10.6               Consulting Agreement with Bart Alexander, dated
                      February 1, 1991 (8)

   10.7               Employment Agreement with Ron Berger dated
                      June 1, 1994 (16)

   10.8               Agreement with F. Kim Cox dated August 7, 1991 (9)

   10.9               Employment Agreement with Ed Barnick dated
                      January 1, 1994 (16)

   10.10              Rentrak Corporation Amended and Restated Directors
                      Stock Option Plan (11)

   10.11              Rentrak's 401-K Plan (12)

   10.12              Employment Agreement with Jim Weiss dated
                      October 3, 1994

   10.13              Amended and Restated 1992 Employee
                      Stock Purchase Plan of Rentrak Corporation

   10.14 Lease for principal executive offices & Operating facilities of the Company, dated
                      March 11, 1987 (2)

   10.15 Asset Purchase and Sale Agreement with West Coast Video Holdings, Inc., dated June 24, 1988 (3)

   10.16              Subordinated Note and Common Stock Warrant
                      Purchase Agreement, dated March 13, 1990 (5)

   10.17              Joint Development Agreement with CCC dated
                      August 6, 1993 (13)

   10.18              Business Loan Agreement with Silicon
                      Valley Bank dated October 12, 1993 (16)

   10.19 Business Loan Modification Agreement with Silicon Valley Bank dated June 6, 1994 (16)

Exhibit Number                Exhibit                                       Page
- --------------                -------                                       ----

   10.20              Stock Purchase Agreement dated as
                      of October 15, 1993 between Rentrak
                      Corporation, The Pro Image, Inc., and
                      the shareholders of The Pro Image, Inc., and the Principal exhibits thereto (14)

   10.21              Second Amendment to Business
                      Cooperation Agreement between Rentrak
                      Corporation, Culture Convenience Club
                      Co., Ltd., and Rentrak Japan dated
                      June 16, 1994 (16)

   10.22              Stock Purchase Agreement dated
                      as of July 31, 1994, among Rentrak
                      Corporation, Team Spirit, Edwin D.
                      Schoening, John M. Dixon, Daniel E.
                      Dixon, Terrance A. Hogan and Deborah
                      K. Hogan and the Principal exhibits
                      thereto (17)

   11                 Statement of Computation of Per Share
                      Earnings

   13                 Annual report to Security Holders

   22                 List of Subsidiaries of Registrant

   24.1               Consent of Arthur Andersen, LLP


- -------------------------------------------

(1) Filed in S-1 Registration Statement, File # 338511 as filed on November 14, 1986.
(2)  Filed as Exhibit 10.20 to Form 10-K filed on June 29, 1987.
(3)  Filed as Exhibit to current Report on Form 8-K filed on July 8, 1988.
(4)  Filed as Exhibit 34 to Form 10-K filed on June 25, 1990.
(5)  Report on Form 8-K filed on April 24, 1990.
(6)  Filed as Exhibit 10.8 to 1991 Form 10-K filed on May 6, 1991.
(7)  Filed as Exhibit 10.9 to 1991 Form 10-K filed on May 6, 1991.
(8)  Filed as Exhibit 10.10 to 1991 Form 10-K filed on May 6, 1991.
(9)  Filed as Exhibit 10.14 to 1992 Form 10-K filed on June 25, 1992.
(10) Filed as Exhibit 10.16 to 1992 Form 10-K filed on June 25, 1992.
(11) Filed as Exhibit B to 1994 Proxy Statement dated July 11, 1994.
(12) Filed as Exhibit 10.1 to Form 10-K filed on June 28, 1993.
(13) Filed as Exhibit 10.5 to Form 10-K filed on June 28, 1993.
(14) Filed as Exhibit to Form 8-K filed on October 15, 1993.
(15) Filed as Exhibit to Form 8-K filed on June 5, 1995.
(16) Filed as Exhibit to 1994 Form 10-K filed on June 29, 1994.
(17) Filed as Exhibit to Form 8-K filed on September 15, 1994.
(18) Filed as Exhibit A to 1994 Proxy Statement dated July 11, 1994.
(19) Filed on Page 4 of the 1987 Proxy Statement dated July 7, 1987.
(20) Filed on Page 4 of the 1988 Proxy Statement dated August 17, 1988.
(21) Filed on Page 16 of the 1991 Proxy Statement dated July 3, 1991.
(22) Filed on Page 27 of the 1994 Proxy Statement dated July 11, 1994.