Form 10-Q
period 1995-06-30
RENTRAK CORP
filed 1995-08-11
CIK 800458

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended:  June 30, 1995

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from                 to

        For Quarter Ended:                          Commission  file  number:
                                                    0-15159


                                 RENTRAK CORPORATION
                (Exact name of registrant as specified in its charter)

        OREGON                                          93-0780536
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification
        no.)

        7227 N.E. 55th Avenue, Portland, Oregon          97218
        (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: (503) 284-7581



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes (x)      No ( )

        As of August 4, 1995, the Registrant had 11,220,067 shares of Common Stock outstanding.

                            PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements



            The following unaudited financial statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 1996.

                 Consolidated Statements of Operations for the three month periods ended June 30, 1995 and June 30, 1994

                 Consolidated Balance Sheets as of June 30, 1995 and March 31, 1995

                 Consolidated Statements of Cash Flows for the three month periods ended June 30, 1995 and June 30, 1994

                 Notes to Consolidated Financial Statements

                                 RENTRAK CORPORATION
                               STATEMENTS OF OPERATIONS

                                                         (Unaudited)
                                                 Three Months Ended June 30,
                                                     1995            1994
        REVENUES:
          PPT                                  $ 22,024,957     $ 16,661,331
          Sports Apparel                          5,862,029        1,801,256
          Other                                   2,257,782        1,508,919

                                                 30,144,768       19,971,506


        OPERATING COSTS AND EXPENSES:
          Cost of sales                          22,841,615       14,661,191
          Selling and administrative              8,754,691        6,086,456

                                                 31,596,306       20,747,647

        INCOME (LOSS) FROM OPERATIONS            (1,451,538)        (776,141)

        OTHER INCOME (EXPENSE):
          Interest income                           269,285          151,568
          Interest expense                           (8,325)            -
          Other                                     514,232        2,826,849

                                                    775,192        2,978,417

        INCOME (LOSS) BEFORE INCOME TAXES          (676,346)       2,202,276

        INCOME TAX PROVISION (BENEFIT)             (340,229)         440,455

        NET INCOME (LOSS)                      $   (336,117)    $  1,761,821


        EARNINGS PER COMMON SHARE AND COMMON
          EQUIVALENT SHARE (Note C)            $      (0.03)    $       0.16

        SHARES USED IN PER SHARE CALCULATION
          (Note C)                               11,523,846       10,967,681



                        The accompanying notes are an integral

                              part of these statements.





                                 RENTRAK CORPORATION

                                    BALANCE SHEETS

                                        ASSETS


                                                 (Unaudited)

                                                    June 30,        March 31,
                                                      1995            1995

        CURRENT ASSETS:
          Cash and cash equivalents            $   7,576,480     $ 10,709,405
          Accounts receivable, net of
            allowance for doubtful accounts
            of $364,902 and $642,580              13,651,595       14,711,439
          Advances to program suppliers
            (Note E)                               3,389,781        2,683,710
          Inventory                                7,135,376        6,291,032
          Deferred tax asset                       1,238,520          915,404
          Other current assets                     1,899,544        2,112,021

          Total current assets                    34,891,296       37,423,011

        PROPERTY AND EQUIPMENT, net                6,742,076        4,924,122

        INTANGIBLES, net                          14,504,643       11,011,121

        NOTES RECEIVABLE, net (Note I)             1,200,980        3,035,787

        OTHER INVESTMENTS, net (Note I)            3,349,880        2,601,693

        DEFERRED TAX ASSET                         1,491,377        1,926,673

        OTHER ASSETS                               2,546,377        3,577,035

                                                $ 64,726,629     $ 64,499,442


                        The accompanying notes are an integral

                              part of these statements.




                                 RENTRAK CORPORATION

                                    BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 (Unaudited)
                                                    June 30,        March 31,
                                                      1995            1995


        CURRENT LIABILITIES:
          Current portion of long-term debt                                                     $    107,757     $       -
          Borrowings on line of credit            2,200,000             -
          Accounts payable                       15,158,144       17,799,146
          Accrued liabilities                     4,483,177        3,301,513
          Accrued compensation                    1,007,706        2,016,820
          Deferred revenue                        1,005,618        1,408,076

          Total current liabilities              23,962,402       24,525,555

        LONG TERM DEBT, less current portion      1,291,660             -

        COMMITMENTS AND CONTINGENCIES (Note I)

        STOCKHOLDERS' EQUITY:
          Preferred stock $.001 par value;
            Authorized: 10,000,000 shares               -                -
          Common stock, $.001 par value;
            Authorized: 30,000,000 shares
            Issued and outstanding: 11,209,770 shares
            at June 30, 1995 and 11,277,246 shares at
            March 31, 1995                           11,209           11,277
          Capital in excess of par value         44,265,232       44,598,939
          Net unrealized gain (loss) on investment
            securities (Note D)                    (170,747)        (170,747)
          Accumulated deficit                    (1,734,836)      (1,398,719)
          Less- Deferred charge - warrants       (2,898,291)      (3,066,863)


                                                 39,472,567       39,973,887

                                               $ 64,726,629     $ 64,499,442


                        The accompanying notes are an integral

                             part of this balance sheet.


                                 RENTRAK CORPORATION
                               STATEMENT OF CASH FLOWS

                                                            (Unaudited)
                                                   Three Months Ended June 30,

                                                      1995           1994
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (Loss)                   $    (336,117)  $    1,761,821
          Adjustments to reconcile
            income (loss) to net
            cash provided (used) in operations
          Gain on investment/asset sales           (558,286)      (2,826,849)
          Depreciation                              510,712          376,819
          Amortization of intangibles               336,079          211,155
          Amortization of warrants                  168,572             -
          Provision for doubtful accounts          (277,678)        (203,018)
          Retailer financing program reserves       (69,528)       1,865,700
          Studio advance reserves                   350,000          377,300
          Change in specific accounts, net of
            effects of purchase of business:
              Accounts receivable                 1,367,397        1,135,214
              Advance to program suppliers       (1,056,071)         283,891
              Inventory                             396,462             -
              Other current assets                  764,222       (3,984,521)
              Accounts payable                   (4,582,458)      (2,879,942)
              Accrued liabilities and compensation                                                  1,561,978        1,798,525
              Deferred revenue                     (402,458)            -

               Net cash used by continuing
                 operations                      (1,827,174)      (2,083,905)

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment   (1,452,760)         (64,411)
           Payment for purchase of business,
             net of cash acquired                  (377,848)            -
           Purchases of other assets
             and intangibles                        801,089        1,044,883
           Investment/reduction in retailer
             financing program                   (1,019,167)      (3,490,699)
           Proceeds from sale of investments/assets                                                  1,100,000        2,836,849
           Purchases of investments                    -          (4,400,253)
           Maturity of investments                     -              64,303
               Net cash used by
               investing activities                (948,686)      (4,009,328)

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments of long-term debt               (23,290)            -
           Issuance of Common Stock                (333,775)       (175,990)

               Net cash provided used
               by financing activities             (357,065)       (175,990)

        NET DECREASE IN CASH AND CASH
          EQUIVALENTS                            (3,132,925)     (6,269,223)

        CASH AND CASH EQUIVALENTS AT BEGINNING
          OF THIS PERIOD                         10,709,405       13,815,718

        CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                           $   7,576,480    $   7,546,495



        SUPPLEMENTAL DISCLOSURES OF CASH
          FLOW INFORMATION:
             Cash paid during the year for -
               Interest                       $       1,636    $        -
               Income taxes                   $       7,952    $        -

                                 RENTRAK CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE A:     Basis of Consolidation

        The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method.

        Pro Image ("TPI") year-end is February 28. As there are no intervening events which materially affect the financial position or results of operations, the consolidated statements include TPI's balance sheet as of May 31, 1995 and 1994 and the statement of operations and cash flows for the three month periods ended May 31, 1995 and 1994, respectively.


        NOTE B:    Adjustments to Unaudited Interim Financial Statements

        All normal and recurring adjustments have been made to the unaudited interim financial statements which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


        NOTE C:    Net Income/Loss Per Share

        At June 30, 1995 and 1994, primary earnings per share are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants. For the June 30, 1995 primary earnings per share calculation, 11,523,846 common shares and common share equivalents are assumed outstanding. For the June 30, 1994 primary earnings per share calculation, 10,967,681 common shares and common share equivalents are assumed outstanding.


        NOTE D:     Investments

        Securities, classified as held to maturity and available for sale, are shown at market with an adjustment to shareholders' equity to reflect unrealized gains and losses, net of tax. Short-term investments are recorded at cost which approximates market and consists of U.S. Treasury obligations and certificates of deposit.


        NOTE E:    Guarantees and Advances

        The Company has entered into several guarantee contracts with program suppliers providing titles for distribution under the Pay Per Transaction ("PPT") revenue sharing system. In general, these contracts guarantee the suppliers minimum payments.
        In some cases these guarantees were paid in advance. Any advance payments that the Company has made and will be realized within the current year are included in advances to program suppliers. The long-term portion is included in other assets. Both the current and long-term portion are amortized to cost of sales as revenues are generated from the related cassettes. Approximately seventy-two percent of the combined current and long-term advance payments as of June 30, 1995 is expected to be amortized within the next three years. The remaining twenty-eight percent or approximately $672,000 of the combined current and long-term advance payments has been reserved for based on lower than expected revenues.

        The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. Total commitments under guarantees as of June 30, 1995, are approximately $65,189,656 of which $62,778,134 has been provided for or earned. As of June 30, 1995, the Company has recorded $8,042 for potential losses under such guarantee arrangements.


        NOTE F:     Interest in Foreign Corporation

        In December 1989, the Company entered into an agreement with a Japanese Corporation and formed a jointly-owned Japanese corporation, Rentrak Japan. Rentrak Japan's purpose is to market PPT in the Pacific Rim. The Company has provided its PPT technology and certain trademarks and service marks. The Japanese owner has provided substantially all operating capital. The Company has a one-fourth interest in Rentrak Japan. The Company accounts for its interest in Rentrak Japan using the equity method. As of June 30, 1995, the Company's investment in Rentrak Japan has been written down to zero. The Company has provided no guarantees or other financial commitments for the investee which would require the recognition of additional losses under the equity method. For the three month period ended June 30, 1995, the joint venture realized a profit.

        Summarized financial data for the joint venture, after translation to U.S. currency, at June 30, 1995, and for the three month period then ended is as follows:

                    Current assets            $  37,066,769
                    Noncurrent assets         $   5,495,340

                    Current liabilities       $  39,348,201
                    Noncurrent liabilities    $   5,454,878

                    Shareholders' deficit     $  (2,240,970)

                    For The Three Months Ended
                    June 30, 1995:

                    Net sales                 $  31,936,884
                    Cost of sales             $  22,813,503

                    Net Income                $   1,206,068


        NOTE G:     Major Suppliers

        For the quarter ended June 30, 1995, the Company had one program supplier whose product generated 28 percent and a second that generated an additional 20 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1995.

        For the quarter ended June 30, 1994, the Company had one program supplier whose product generated 26 percent and a second that generated an additional 18 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1994.


        NOTE H:     Entertainment One

        On May 26, 1995 the Company entered into an agreement to acquire 3.2 million shares of Entertainment One, Inc. ("E-1"). When combined with the 669,230 shares the Company purchased in 1994, the Company's ownership increased to 57.22% of the issued and outstanding stock of E-1, or a controlling interest.

        As of July 30, 1995, E-1 operates 51 video departments inside Wal Mart stores in 14 states and Canada.

        The consolidated statements include E-1's Balance Sheet as of June 30, 1995 and the Statement of Operations and Cash Flows for the one month period ended June 30, 1995.

        NOTE I:     Retailer Financing Program

        The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers which the Company believes have demonstrated the prospect for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financings, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of July 1995 the Company has invested or made oral or written commitments to loan to or invest in various video retailers in amounts totalling substantially all of the $14 million authorized.
        The loans, investments or commitments are to various retailers and individually range from $200,000 to $2,000,000. The investments are accounted for at cost as all investments represent less than 10 percent of the entity's equity. The notes, which have payment terms that vary according to the individual loan agreements, are due in 1995 through 1999. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 3 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. As of June 30, 1995, the Company has invested or loaned approximately $7.4 million under the program. Because of the financial condition of a number of these retailers, the Company has reserved approximately 39 percent or $2.9 million of the original loan or investment amount.


        NOTE J:     Long Term Debt

        In connection with the acquisition of E-1, the Company assumed long term debt of approximately $1.3 million. The debt, which has payment terms that vary according to the individual loan agreements, are due in 1995 through 2000. Interest rates on the various loans range from
        2.9 percent to prime rate plus 2.25 percent (11.25 percent as of June 30, 1995).

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations

        For a more meaningful analysis, results are presented for four groups of operations: Domestic PPT Operations, which include Canadian PPT operations; Pro Image, Inc. and its subsidiaries ("TPI"); Other Domestic Subsidiaries; and Corporate. The following tables break out these groups for the quarters ended June 30, 1995 and June 30, 1994. All significant intercompany transactions have been eliminated.


      QUARTER
      ENDED      DOMESTIC
      JUNE 30,   PPT                        OTHER
      1995       OPERATIONS   TPI(1)        SUBSIDIARIES  CORPORATE   CONSOLIDATED

      Revenues    $22,024,957    $5,862,029  $2,257,782   $   -      $30,144,768

      Cost of
      Sales        18,381,438     3,362,443   1,097,734       -       22,841,615

      Gross
      Profit
      margin        3,643,519     2,499,586   1,160,048       -        7,303,153

      SG&A          2,597,469     3,737,939   1,699,375     719,908    8,754,691

      Other
      income           31,418        12,926     492,981     237,867      775,192

      Net income
      (loss) before
      taxes        $1,077,468  $ (1,225,427)   $(46,346)  $(482,041)  $ (676,346)

      Income
      tax benefit                                                        340,229

      Net loss                                                        $ (336,117)




      QUARTER ENDED   DOMESTIC PPT                OTHER
      JUNE 30, 1994   OPERATIONS      TPI(2)      SUBSIDIARIES    CORPORATE    CONSOLIDATED

      Revenues       $16,661,331      $1,801,256  $1,508,919      $    -       $19,971,506

      Cost of sales   13,015,584       1,207,935     437,672           -        14,661,191

      Gross profit
      margin           3,645,747         593,321   1,071,247           -         5,310,315

      SG&A             3,504,280         794,832   1,231,488        555,856      6,086,456

      Other income     2,725,950           7,547          90        244,830      2,978,417

      Net income
      (loss) before
      taxes           $2,867,417      $ (193,964) $ (160,151)     $(311,026)     2,202,276

      Income tax
      (provision)                                                                 (440,455)

      Net income                                                               $ 1,761,821

     (1)  Includes Results of Operations from March 1, 1995 through May 31, 1995

     (2)  Includes Results of Operations from March 1, 1994 through May 31, 1994

            Domestic PPT Operations

            For the quarter ended June 30, 1995, total revenue from Domestic PPT Operations increased $5.3 million, or 32 percent, rising to $22.0 million from $16.7 million in the quarter ended June 30, 1994. In addition to royalty payments from Rentrak Japan, total revenue includes the following fees: processing fees generated when retailers are approved for participation in the PPT system; handling fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; and sell-through fees generated when retailers sell Cassettes to consumers.

            The increase in total revenue and the increases described in the following paragraphs were primarily due to the growth in
            (i) the number of retailers approved to lease Cassettes from the Company (the "Participating Retailers"); (ii) the number of participating program suppliers ("Program Suppliers"), primarily Buena Vista; (iii) the number of titles released to the system; and (iv) the total number of Cassettes leased under the system. By quarter-end, the number of Participating Retailers had grown 18 percent to 3,823 from 3,242 a year earlier. As of June 30, 1995, there were 3,224 retailers located in the United States and 599 located in Canada. Total revenue and the gross profit margin are expected to grow at a modest rate over the next year.

            For the quarter ended June 30, 1995, processing-fee revenue decreased to $0.1 million from $0.3 million for the quarter ended June 30, 1994, a decline of $0.2 million, or 56 percent. The decrease was due to a reduction in the amount of processing fees charged.

            During the quarter, handling-fee revenue rose to $ 5.0 million from $3.6 million for the quarter ended June 30, 1994, an increase of $1.4 million, or 40 percent. Transaction-fee revenue totaled $14.5 million, an increase of $4.2 million, or 41 percent, from $10.3 million the previous year. Sell-through revenue was $2.3 million for the quarter ended June 30, 1995 as compared to $1.5 million for the quarter ended June 30, 1994, an increase of $0.8 million, or 50 percent.
            Royalty revenue from Rentrak Japan decreased to $0.2 million during fiscal 1996 from $0.7 million during fiscal 1995. Included in the quarter ended June 30, 1994's royalty revenue was a nonrecurring payment of $0.5 million.

            Cost of sales for the quarter ended June 30, 1995 rose to $18.4 million from $13.0 million the prior year, an increase of $5.4 million, or 41 percent. This change parallels the change in total revenues. For the quarter, the gross profit margin decreased to 17 percent from 22 percent the previous year. The decrease is primarily due to the inclusion of the nonrecurring payment of $0.5 million from Rentrak Japan in the quarter ended June 30, 1994 and the inclusion of an additional $350,000 reserve for studio guarantees plus $168,000 of warrant cost amortization in the quarter ended June 30, 1995. In addition, as compared to the quarter ended June 30, 1994, the decrease reflects an increase in major motion picture studio product, which traditionally has a lower gross margin.

            Selling, general and administrative expenses were $ 2.6 million for the quarter ended June 30, 1995 compared to $3.5 million for the quarter ended June 30, 1994. This decrease of $0.9 million, or 26 percent, was primarily due to the quarter ended June 30, 1994 including the establishment of a reserve for the retailer financing program in the amount of $1.9 million and from a reduction of $0.5 million in reserves for doubtful accounts due to improved management and reduced risk. As a percentage of total revenue, selling, general and administrative expenses decreased to 12 percent at quarter-end from 21 percent the previous year.

            Other income decreased from $2.7 million for the quarter ended June 30, 1994 to $0.1 million for fiscal 1996, an decrease of $2.6 million. This decrease was due to the sale of certain investment securities held for sale for a gain of $2.8 million for the quarter ended June 30, 1994.

            For the quarter ended June 30, 1996, Domestic PPT Operations recorded a pretax profit of $1.1 million, or 5 percent of total revenue, compared to a pretax profit of $2.8 million, or 17 percent of total revenue, for the quarter ended June 30, 1994.

            The Pro Image, Inc.

            For TPI's quarter ended May 31, 1995, they recorded total revenue of $5.9 million, a gross margin of $2.5 million (43 percent), and a pretax loss of $1.2 million (21 percent of revenue). Comparisons to the quarter ended May 31, 1994, are not meaningful because the acquisition of Team Spirit, Inc. ("Team Spirit") happened on September 1, 1994.

            Management expects TPI's revenue to increase substantially in the current fiscal year due to the inclusion of Team Spirit for the entire year, revenue generated from new company-owned Pro Image retail stores, and franchise fees generated internationally. Revenues from domestic franchise fees and franchise royalties are expected to be flat this year. Management expects the gross margin percentage to increase due to a higher percentage of sales generated by company-owned stores. Management also expects operating expenses to decrease as a percentage of sales because overhead expenses should remain flat or decrease as revenues and store operating expenses increase.


            Other Subsidiaries

            Other Subsidiaries are comprised of video retail and wholesale operations and a software development company. Total revenue from Other Subsidiaries including E-1, increased to $2.3 million for the quarter ended June 30, 1995 from $1.5 million for the quarter ended June 30, 1994, an increase of $0.8 million, or 50 percent.

            Cost of sales was $1.1 million, an increase of $0.7 million (151 percent) over the $0.4 million recorded for the quarter ended June 30, 1994.

            Selling, general and administrative expenses increased to $1.7 million in the first quarter of fiscal 1996 from $1.2 million for the quarter ended June 30, 1994, an increase of $0.5 million, or 38 percent. As a percentage of total revenue, selling, general and administrative expenses decreased to 75 percent at quarter-end from 82 percent a year earlier. For the quarter ended June 30, 1995, Other Subsidiaries recorded a pretax loss of $0.1 million, or 2 percent of total revenue. This compares with a pretax loss of $0.2 million, or 11 percent of total revenue, for the quarter ended June 30, 1994. Changes in revenues, cost of sales, selling and administrative costs and pretax losses were due to the inclusion of E-1, the start-up status of three of the entities, and to expansion efforts by the other entities.


            Corporate

            Selling general and administrative expenses increased to $0.7 million in the quarter ended June 30, 1995 from $0.6 million in the quarter ended June 30, 1994, an increase of $0.1 million, or 30 percent. Other Income (Expense) was $0.2 million for both quarters ended June 30, 1994 and 1995. The Company recognized a tax benefit of $0.3 million in the quarter ended June 30, 1995, as compared to a tax provision of $0.4 million in the quarter ended June 30, 1994.


            Consolidated Balance Sheet

            Total assets increased from $64.5 million as of March 31, 1995 to $64.7 million as of June 30, 1995, an increase of $0.2 million. As of June 30, 1995, inventory had increased $0.8 million to $7.1 million from $6.3 million as of March
            31, 1995. This increase is primarily due to the consolidation of E-1. As of June 30, 1995, property and equipment had increased $1.8 million to $6.7 million from $4.9 million at year-end. Of this increase, approximately $1.7 million was related to the E-1 acquisition. At quarter-end, intangibles had risen to $14.5 million from $11.0 million at the end of fiscal year 1994, an increase of $3.5 million. Most of this amount was related to the acquisition of E-1. Accrued compensation decreased $1.0 million from $2.0 million March 31, 1995, to $1.0 million June 30, 1995. The decrease is primarily due to the payment of annual bonuses. All warrants which the Company issued for the quarter ended June 30, 1994, have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $3.5 million has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For the quarter, expense associated with the warrants is $0.2 million.

            LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1995, the Company had cash and other liquid investments of $7.6 million, compared to $10.7 million at March 31, 1995. At June 30, 1995, the Company's current ratio (current assets/current liabilities) declined to 1.46 from 1.53 at March 31, 1995. This decline was primarily due to inclusion of E-1.

            The Company has an agreement with a financial institution for a line of credit in the amount of $7.5 million. The agreement expires on September 25, 1995. Interest is payable monthly at a rate that varies in relation to the bank's prime rate. The lender has been granted a warrant to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line of credit is secured by substantially all of the Company's assets, excluding TPI's. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum ratio of total liabilities to tangible net worth. In addition, the Company is required to maintain average compensating balances of $1.5 million in its checking and money accounts. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company borrowed $2.2 million under the line of credit as of June 30, 1995.

            In April 1994, TPI entered into a $2.0 million line-of-credit arrangement with a financial institution. Interest on borrowings under this credit agreement accrue at the bank's prime rate. Borrowings are collateralized by the Company's accounts receivable and inventory, and require monthly payments of principal plus accrued interest. In January 1995, the available borrowing under this agreement was increased to the lesser of $4.0 million or the amount of the borrowing base as defined in the agreement. Interest under the revised agreement is accrued at the bank's prime rate plus 0.5 percent. There were no borrowings under the credit agreement at May 31, 1995. The credit agreement expires on August 31, 1995.

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

            On May 26, 1995 the Company entered into an agreement to acquire 3.2 million shares of E-1. When combined with the 669,230 shares the Company purchased in 1994, the Company's ownership now consists of 57.22% of the issued and outstanding stock of E-1, or a controlling interest.

            The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers which the Company believes have demonstrated the prospect for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financings, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of July 1995 the company has invested or made oral or written commitments to loan to or invest in various video retailers in amounts totalling substantially all of the $14 million authorized. The loans, investments or commitments are to various retailers and individually range from $200,000 to $2,000,000. The investments are accounted for at cost as all investments represent less than 10 percent of the entity's equity. The notes, which have payment terms that vary according to the individual loan agreements, are due in 1995 through 1999. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 3 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. As of June 30, 1995, the Company has invested or loaned approximately $7.4 million under the program. Because of the financial condition of a number of these retailers, the Company has reserved approximately 39 percent or $2.9 million of the original loan or investment amount.

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

                                       PART II

            Item 1.  Legal Proceedings.

                    None

            Item 2.  Changes in Securities

                    None

            Item 3.  Defaults upon Senior Securities

                    None

            Item 4.  Submission of matters to a Vote of Security Holders

                    None

            Item 5.  Exhibits and Reports on Form 8-K

                    (a) Exhibits - One - Exhibit 11 - Calculations of Net Income Per Share

                    (b)  Reports on Form 8-K - None



                                      SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Dated this 11th day of August, 1995


                                       RENTRAK CORPORATION:



                                       /S/ Karl D. Wetzel
                                       Karl D. Wetzel
                                       Chief Accounting Officer

                                       Signing on behalf of the registrant