Form 10-Q
period 1995-09-30
RENTRAK CORP
filed 1995-11-15
CIK 800458

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934
   (Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR  15(d) OF  THE SECURITIES
   EXCHANGE ACT  OF 1934

   For Quarter Ended: September 30, 1995

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

   Yes (x)      No ( )

   As of November 6, 1995, the Registrant had 12,126,684 shares of Common Stock outstanding.



                          PART I. FINANCIAL INFORMATION


   Item 1.  Financial Statements

   The following unaudited financial statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and six month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 1996.

   Consolidated Statements of Operations for the three month periods ended September 30, 1995 and September 30, 1994

   Consolidated Statements of Operations for the six month periods ended September 30, 1995 and September 30, 1994

   Consolidated Balance Sheets as of September 30, 1995 and March 31, 1995

   Consolidated Statements of Cash Flows for the six month periods ended September 30, 1995 and September 30, 1994

   Notes to Consolidated Financial Statements





                                          RENTRAK CORPORATION
                                       STATEMENTS OF OPERATIONS
                                                                        (Unaudited)
                                                               Three Months Ended Sept 30,
                                                                 1995                1994
         REVENUES:
            Rentrak Home Entertainment - PPT               $ 25,822,775         $ 17,872,943
            Pro Image - Sports Apparel                        8,341,518            3,324,422
            BlowOut Entertainment & Other                     4,426,013            1,517,095

                                                             38,590,306           22,714,460


         OPERATING COSTS AND EXPENSES:
            Cost of sales                                    28,781,600           16,736,221
            Selling and administrative                       10,458,894            5,015,225

                                                             39,240,494           21,751,446

         INCOME (LOSS) FROM OPERATIONS                         (650,188)             963,014

         OTHER INCOME (EXPENSE):
            Interest income                                     279,999              149,806
            Interest expense                                   (236,235)                -
            Other                                               (74,500)                -


                                                                (30,736)             149,806

         INCOME (LOSS) BEFORE INCOME TAXES                     (680,924)           1,112,820

         INCOME TAX PROVISION (BENEFIT)                        (454,021)             288,866



         NET INCOME (LOSS)                                 $   (226,903)        $    823,954


         PRIMARY EARNINGS (LOSS) PER COMMON
           SHARE AND COMMON EQUIVALENT
           SHARE (Note C)                                  $      (0.02)        $       0.07

         SHARES USED IN PER SHARE CALCULATION
           (Note C)                                          11,897,209           13,075,528


         FULLY DILUTED EARNINGS (LOSS) PER COMMON
           SHARE AND COMMON EQUIVALENT
           SHARE (Note C)                                  $      (0.02)        $       0.07

         SHARES USED IN PER SHARE CALCULATION
           (Note C)                                          11,897,209           14,040,202


                                The accompanying notes are an integral
                                       part of these statements.

                                          RENTRAK CORPORATION
                                       STATEMENTS OF OPERATIONS
                                                                       (Unaudited)

                                                                 Six Months Ended Sept 30,
                                                                 1995                1994
         REVENUES:
            Rentrak Home Entertainment - PPT              $  47,847,732         $ 34,534,274
            Pro Image - Sports Apparel                       14,203,547            5,125,678
            BlowOut Entertainment & Other                     6,683,795            3,026,014

                                                             68,735,074           42,685,966


         OPERATING COSTS AND EXPENSES:
            Cost of sales                                    51,623,215           31,397,412
            Selling and administrative                       19,213,585           11,101,681

                                                             70,836,800           42,499,093

         INCOME (LOSS) FROM OPERATIONS                       (2,101,726)             186,873

         OTHER INCOME (EXPENSE):
            Interest income                                     549,284              301,374
            Interest expense                                   (244,560)                -
            Other                                               439,732            2,826,849

                                                                744,456            3,128,223

         INCOME (LOSS) BEFORE INCOME TAXES                   (1,357,270)           3,315,096

         INCOME TAX PROVISION (BENEFIT)                        (794,250)             729,321

         NET INCOME (LOSS)                                $    (563,020)       $   2,585,775



         PRIMARY EARNINGS (LOSS) PER COMMON
           SHARE AND COMMON EQUIVALENT
           SHARE (Note C)                                 $       (0.05)       $        0.22

         SHARES USED IN PER SHARE CALCULATION
           (Note C)                                          11,710,528           12,474,939

         FULLY DILUTED EARNINGS (LOSS) PER COMMON
           SHARE AND COMMON EQUIVALENT
           SHARE (Note C)                                 $       (0.05)       $        0.21

         SHARES USED IN PER SHARE CALCULATION
           (Note C)                                          11,797,893           12,957,276


                                The accompanying notes are an integral

                                       part of these statements.



                                         RENTRAK CORPORATION

                                            BALANCE SHEETS

                                                ASSETS


                                                             (Unaudited)

                                                                Sept 30,            March 31,
                                                                  1995                1995

         CURRENT ASSETS:
            Cash and cash equivalents                      $   6,779,338       $   10,709,405
            Accounts receivable, net of
              allowance for doubtful accounts
              of $180,887 at Sept 30, 1995
              and $642,580 at March 31, 1995                  17,293,647           14,711,439
            Advances to program suppliers
              (Note E)                                         2,712,514            2,683,710
            Inventory                                          6,723,013            5,480,793
            Deferred tax asset                                   471,849              915,404
            Other current assets                               4,209,195            2,112,021

            Total current assets                              38,189,556           36,612,772

         VIDEO CASSETTE RENTAL INVENTORY, net                  6,080,348              810,239

         PROPERTY AND EQUIPMENT, net                           8,513,982            4,924,122

         INTANGIBLES, net                                     15,887,290           11,011,121

         NOTES RECEIVABLE, net (Note I)                        1,721,279            3,035,787

         OTHER INVESTMENTS, net (Note I)                       5,523,577            2,601,693



         DEFERRED TAX ASSET                                    1,487,890            1,926,673

         OTHER ASSETS                                          3,233,073            3,577,035

                                                           $  80,636,995         $ 64,499,442


                                The accompanying notes are an integral

                                       part of these statements.




                                         RENTRAK CORPORATION

                                            BALANCE SHEETS


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (Unaudited)
                                                                Sept 30,            March 31,
                                                                  1995                1995


         CURRENT LIABILITIES:
            Current portion of long-term debt              $    543,931         $       -
            Borrowings on line of credit                      4,700,000                 -
            Accounts payable                                 17,745,889           17,799,146
            Accrued liabilities                               7,764,954            3,301,513
            Accrued compensation                              1,339,399            2,016,820
            Deferred revenue                                  1,569,903            1,408,076

            Total current liabilities                        33,664,076           24,525,555

         LONG TERM DEBT, less current portion                   559,419                 -

         COMMITMENTS AND CONTINGENCIES (Note I)

         STOCKHOLDERS' EQUITY:
            Preferred stock $.001 par value;
              Authorized: 10,000,000 shares                         -                    -
            Common stock, $.001 par value;
              Authorized: 30,000,000 shares
              Issued and outstanding: 12,126,686 shares
              at September 30, 1995 and 11,277,246 shares at
              March 31, 1995                                     12,126               11,277
            Capital in excess of par value                   49,811,109           44,598,939
            Net unrealized gain (loss) on investment
              securities (Note D)                             1,281,723             (170,747)
            Accumulated deficit                              (1,961,739)          (1,398,719)
            Less- Deferred charge - warrants                 (2,729,719)          (3,066,863)


                                                             46,413,500           39,973,887



                                                           $ 80,636,995         $ 64,499,442


                                The accompanying notes are an integral

                                      part of this balance sheet.



                                          RENTRAK CORPORATION
                                        STATEMENT OF CASH FLOWS
                                                                       (Unaudited)
                                                                 Six Months Ended Sept 30,
                                                                  1995               1994
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (Loss)                             $    (563,020)      $    2,585,775
            Adjustments to reconcile
              income (loss) to net
              cash provided (used) in operations
            Gain on investment/asset sales                     (236,964)          (2,826,849)
            Depreciation                                      1,069,403              835,108
            Amortization of intangibles                         681,348              280,279
            Amortization of warrants                            337,144                 -
            Provision for doubtful accounts                    (461,693)             (71,270)
            Retailer financing program reserves                (503,098)          (2,190,699)
            Studio advance reserves                             350,000              377,300
            Change in specific accounts, net of
             effects of purchase of business:
                Accounts receivable                          (1,890,640)          (1,641,839)
                Advance to program suppliers                   (378,804)             761,664
                Inventory                                     2,000,584           (1,140,100)
                Other current assets                           (242,876)          (4,799,425)
                Accounts payable                              2,705,287           (1,849,360)
                Accrued liabilities and compensation          3,606,738              567,778
                Deferred revenue                                161,827                 -

                 Net cash (used) by continuing
                   operations                                 6,635,236           (9,111,638)

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment             (7,579,734)            (934,360)
             Payment for purchase of business,
               net of cash acquired                            (511,579)             (77,507)
             Purchases of other assets
               and intangibles                               (2,731,117)          (1,718,663)
             Investment/reduction in retailer
              financing program                              (6,018,774)           2,190,699
             Proceeds from sale of investments/assets         1,100,000            2,836,849
             Purchases of investments                              -              (4,400,253)
             Maturity of investments                               -               4,344,506
                 Net cash (used) provided by
                 investing activities                       (15,741,204)           2,241,271

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings of long-term debt                       696,939                 -
             Issuance of Common Stock                         4,478,962            1,277,525



                 Net cash provided
                 by financing activities                      5,175,901            1,277,525

         NET DECREASE IN CASH AND CASH
            EQUIVALENTS                                      (3,930,067)         (5,592,842)

         CASH AND CASH EQUIVALENTS AT BEGINNING
            OF THIS PERIOD                                   10,709,405           13,815,718

         CASH AND CASH EQUIVALENTS AT END
           OF PERIOD                                       $  6,779,338         $  8,222,876

         SUPPLEMENTAL DISCLOSURES OF CASH
            FLOW INFORMATION:
               Cash paid during the year for -
                 Interest                                 $      30,601        $        -
                 Income taxes                             $      69,903        $     112,559

         NON-CASH INVESTING ACTIVITIES:
            Increase (decrease) in net unrealized gain on
            investment securities                         $   1,376,992        $  (1,434,182)
            Purchases of businesses through issuance
            of common stock                               $   5,213,125        $   4,425,280


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

   The Pro Image's ("TPI") year-end is February 28. As there are no intervening events which materially affect the financial position or results of operations, the consolidated statements include TPI's balance sheet as of August 31, 1995 and February 28, 1995 and the statement of operations and cash flows for the three month and six month periods ended August 31, 1995 and 1994, respectively.


   NOTE B:    Adjustments to Unaudited Interim Financial Statements

   All normal and recurring adjustments have been made to the unaudited interim financial statements which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


   NOTE C:    Net Income/Loss Per Share

   For the quarter and six month periods ended September 30, 1995, net loss per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options, using the treasury stock method. The Company's outstanding warrants were not dilutive during these periods.

   For the quarter and six month periods ended September 30, 1994, net earnings per share is computed using the "modified" treasury stock method. Under this method, the number of treasury shares assumed to be purchased with the proceeds form the exercise of dilutive stock options and warrants is limited to 20 percent of the outstanding shares at period end. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share.


   NOTE D:     Investment Securities

   Securities, classified as available for sale, are shown at market with an adjustment to shareholders' equity to reflect unrealized gains and losses, net of tax. Short-term investments are recorded at cost which approximates market and consist of U.S. Treasury obligations and certificates of deposit.


   NOTE E:    Guarantees and Advances

   The Company has entered into several guarantee contracts with program suppliers providing titles for distribution under the Pay Per Transaction ("PPT") revenue sharing system. In general, these contracts guarantee the suppliers minimum payments. In some cases these guarantees were paid in advance. Any advance payments which the Company has made and which will be realized within the current year are included in advances to program suppliers. The long-term portion is included in other assets. Both the current and long-term portion are amortized to cost of sales as revenues are generated from the related cassettes.

   The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of September 30, 1995, the Company has recorded $989,231 for potential losses under such guarantee arrangements.


   NOTE F:     Interest in Foreign Corporation

   In December 1989, the Company entered into an agreement with a Japanese Corporation and formed a jointly-owned Japanese corporation, Rentrak Japan. Rentrak Japan's purpose is to market PPT in the Pacific Rim. The Company has provided its PPT technology and certain trademarks and service marks. The Japanese owner has provided substantially all operating capital. The Company has a one-fourth interest in Rentrak Japan. The Company accounts for its interest in Rentrak Japan using the equity method. As of September 30, 1995, the Company's investment in Rentrak Japan has been written down to zero. The Company has provided no guarantees or other financial commitments for the investee which would require the recognition of additional losses under the equity method. For the three month and six month periods ended September 30, 1995, the joint venture realized a profit.

   Summarized financial data for the joint venture, after translation to U.S. currency, at September 30, 1995, and for the three month and six month periods then ended is as follows:

            Current assets                     $  35,186,508
            Noncurrent assets                  $   4,781,614

            Current liabilities                $  37,228,619
            Noncurrent liabilities             $   4,346,497

            Shareholders' deficit              $  (1,606,995)

            For The Three Months Ended
            September 30, 1995:

            Net sales                          $  28,725,554
            Cost of sales                      $  24,050,782

            Net Income                         $     335,930

            For The Six Months Ended
            September 30, 1995:

            Net sales                          $  60,662,438
            Cost of sales                      $  50,396,337

            Net Income                         $   1,541,998

   NOTE G:     Major Suppliers

   For the quarter ended September 30, 1995, the Company had one program supplier whose product generated 27 percent and a second that generated an additional 15 percent of Rentrak revenues. For the six month period ended September 30, 1995, the Company had one program supplier whose product generated 28 percent and a second that generated an additional 17 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for either the three month or six month periods ended September 30, 1995.

   For the quarter ended September 30, 1994, the Company had one program supplier whose product generated 25 percent and a second that generated an additional 12 percent of Rentrak revenues. For the six month period ended September 30, 1994, the Company had one program supplier whose product generated 25 percent and a second that generated an additional 15 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for either the three month or six month periods ended September 30, 1994.



   NOTE H:     BlowOut Entertainment Acquisitions

   In May 1995 the Company acquired 3.2 million shares of Entertainment One, Inc. ("E-1"). When combined with the 669,230 shares the Company purchased in 1994, the Company's ownership increased to 57.22% of the issued and outstanding stock of E-1, or a controlling interest.

   As of October 31, 1995, E-1 operated 72 video departments inside Wal Mart stores in 27 states.

   The consolidated statements include E-1's Balance Sheet as of September 30, 1995 and the Statement of Operations and Cash Flows for the four month period ended September 30, 1995.

   On August 31, 1995 the Company acquired certain assets of SuperCenter Entertainment Corporation ("SEC") which constitute SEC's retail video business. As consideration for the acquisition, the Company issued SEC 878,000 shares of Common Stock of the Company.

   As of October 31, 1995, SEC operates 53 video rental departments inside Wal Mart shopping centers and 25 video rental outlets inside K-Mart and Super K-Mart shopping centers. As a result of rapid expansion during the past year, the operations have been unprofitable to date.

   Summarized pro forma financial data for the three month and six month periods ended September 30, 1995 and 1994, presented as if the SEC acquisition had occurred at the beginning of each period, is as follows:

            For The Three Months Ended
            September 30                                  1995    1994

              Revenues                                $40,059,917 $23,685,146
              Net Income (Loss)                       $  (542,019)$   354,943
              Net Income (Loss) per share             $    ( 0.04)$      0.02

            For The Six Months Ended
            September 30                                  1995    1994

              Revenues                                $72,197,475 $44,150,083
              Net Income (Loss)                       $  (814,966)$ 1,879,465
              Net Income (Loss) per share             $     (0.07)$      0.14

   The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends. The pro forma information above does not include E-1 as it was determined to be insignificant.

   The Company's consolidated statements include SEC's Balance Sheet as of September 30, 1995 and the Statement of Operations and Cash Flows for the one month period ended September 30, 1995.


   NOTE I:  Retailer Financing Program

   The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers which the Company believes have demonstrated the prospect for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These loans and investments are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of October 1995 the Company loaned, invested in, or made oral or written commitments to loan to or invest in various video retailers in amounts totalling substantially all of the $14 million authorized. The loans, investments or commitments are to various retailers and individually range from $200,000 to $2,000,000. The investments are accounted for at cost as all investments represent less than 10 percent of the entity's equity. The notes, which have payment terms that vary according to the individual loan agreements, are due in 1995 through 1999. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 3 percent. As the loans or investments are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. As of September 30, 1995, the Company has invested or loaned approximately $7.5 million under the program. Because of the financial condition of a number of these retailers, the Company has reserved approximately 33 percent or $2.4 million of the original loan or investment amount.


   NOTE J:  Long Term Debt

   In connection with the acquisition of E-1, the Company assumed long term debt of approximately $1.3 million. The debt, which has payment terms that vary according to the individual loan agreements, is due in 1995 through 2000. Interest rates on the various loans range from 0 percent to prime rate plus 2.25 percent (11.0 percent as of September 30, 1995).


   NOTE K:  Income Tax Provision/Benefit

   The Company's effective income tax rate increased from 22 percent for the six month period ended September 30, 1994 to 59 percent for the six month period ended September 30,1995. The increase is primarily due to the non-deductibility of certain intangible assets for tax purposes.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

   For a more meaningful analysis, results are presented for four groups of operations: Rentrak Home Entertainment ("RHE") which includes North American PPT Operations; Pro Image, Inc. and its subsidiaries ("TPI"); BlowOut Entertainment, which includes BlowOut Video, Inc.; E-1.; and the leased video department operations of SEC and Supermarket Video Management, Inc (SVI) and Other Domestic Subsidiaries and Corporate. The following tables break out these groups for the three month and six month periods ended September 30, 1995 and September 30, 1994. All significant intercompany transactions have been eliminated.



                                                                     OTHER
       QUARTER ENDED             RHE           TPI(1)  BLOWOUT       SUBS/
       SEPTEMBER 30, 1995                              ENTERTAINMENT CORPORATE   CONSOLIDATED
       Revenues               $25,822,775  $8,341,518  $4,163,709    $ 262,304    $38,590,306

       Cost of sales           21,369,521   5,434,264   1,963,885       13,930     28,781,600

       Gross profit margin      4,453,254   2,907,254    2,199,824     248,374      9,808,706

       SG&A                     2,514,169   3,708,252    3,068,386   1,168,087     10,458,894

       Other income (expense)     (11,392)    (42,476)      84,832     (61,700)       (30,736)

       Income (loss) before
       taxes                   $1,927,693  $ (843,474)  $ (783,730)  $(981,413)      (680,924)

       Income tax benefit                                                             454,021

       Net loss                                                                   $  (226,903)

      1.  Includes Results of Operations from June 1, 1995 through August 31, 1995



       QUARTER ENDED            RHE            TPI(2)  BLOWOUT        OTHER SUBS/ CONSOLIDATED
       SEPTEMBER 30, 1994                              ENTERTAINMENT  CORPORATE

       Revenues              $ 17,872,943  $3,324,422  $  1,266,472   $  250,623  $ 22,714,460

       Cost of sales           13,854,892   2,356,455       524,874         -       16,736,221

       Gross profit margin      4,018,051     967,967       741,598      250,623     5,978,239

       SG&A                     1,873,432   1,182,230       943,425    1,016,138     5,015,225

       Other income (expense)   (244,178)       7,991          (90)      386,083       149,806

       Income (loss) before
       taxes                 $  1,900,441    (206,272)     (201,917)    (379,432)    1,112,820

       Income tax                                                                     (288,866)
       (provision)

       Net income                                                                  $   823,954

      (2)  Includes Results of Operations from June 1,1994 through August 31, 1994

       SIX MONTHS ENDED         RHE        TPI(1)     BLOWOUT        OTHER       CONSOLIDATED
       SEPTEMBER 30, 1995                             ENTERTAINMENT  SUBS/
                                                                     CORPORATE

       Revenues              $47,847,723  $14,203,547  $ 6,120,208   $ 563,587  $ 68,735,074

       Cost of sales          39,750,959    8,796,707    3,061,619      13,930    51,623,215

       Gross profit margin     8,096,773    5,406,840    3,058,589     549,657    17,111,859

       SG&A                    5,111,638    7,446,191    4,378,520    2,277,236   19,213,585

       Other income (expense)     20,026      (29,550)     579,434      174,546      744,456

       Income (loss) before
       taxes                 $  3,005,161 $(2,068,901)    (740,497)   (1,553,033  (1,357,270)

       Income tax benefit                                                            794,250

       Net loss                                                                   $ (563,020)



       SIX MONTHS ENDED          RHE        TPI(2)   BLOWOUT         OTHER      CONSOLIDATED
       SEPTEMBER 30, 1994                            ENTERTAINMENT   SUBS/
                                                                     CORPORATE

       Revenues              $ 34,534,274  $5,125,678  $ 2,587,178   $  438,836 $ 42,685,966

       Cost of sales           26,870,476   3,564,390      962,546         -      31,397,412

       Gross profit margin      7,663,798   1,561,288    1,624,632      438,836   11,288,554

       SG&A                     5,377,712   1,977,062    1,889,817    1,857,090   11,101,681

       Other income             2,481,772      15,538         -         630,913    3,128,223

       Income (loss) before
       taxes                 $  4,767,858  $ (400,236) $  (265,185)  $ (787,341)$  3,315,096

       Income tax                                                                   (729,321)
       (provision)

       Net income                                                               $  2,585,775


   (1)  Includes Results of Operations from March 1, 1995 through
        August 31, 1995

   (2)  Includes Results of Operations from March 1, 1994 through
        August 31, 1994


   Rentrak Home Entertainment

   For the quarter ended September 30, 1995, total revenue from RHE increased $7.9 million, or 44 percent, rising to $25.8 million from $17.9 million in the quarter ended September 30, 1994. For the six month period ended September 30, 1995, total revenue from RHE increased $13.3 million, or 39 percent, rising to $47.8 million from $34.5 million in the six months ended September 30, 1994.

   The increase in total revenue was primarily due to the growth in (i) the number of retailers approved to lease Cassettes from the Company (the "Participating Retailers"); (ii) the number of participating program suppliers ("Program Suppliers"), primarily Buena Vista; (iii) the number of titles released to the system; and (iv) the total number of Cassettes leased under the system. By quarter-end, the number of Participating Retailers had grown 24 percent to 4,077 from 3,301 a year earlier. As of September 30, 1995, there were 3,467 retailers located in the United States and 610 located in Canada.

   Cost of sales for the quarter ended September 30, 1995 rose to $21.4 million from $13.9 million the prior year, an increase of $7.5 million, or 54 percent. Cost of sales for the six months ended September 30, 1995 rose to $39.8 million from $26.9 million the prior year, an increase of $12.9 million, or 48 percent. These changes approximately parallel the changes in total revenues. For the quarter and six months ended September 30, 1995, the gross profit margin decreased to 17 percent from 22 percent the previous year. The decrease for the quarter is primarily due to the inclusion of the nonrecurring payment of $0.5 million from Rentrak Japan in the quarter ended September 30, 1994 and the inclusion of an additional $168,000 of warrant cost amortization in the quarter ended September 30, 1995. The decrease for the six months is primarily due to the inclusion of the nonrecurring payment of $1.0 million from Rentrak Japan in the six months ended September 30, 1994 and the inclusion of an additional $336,000 of warrant cost amortization in the six months ended September 30, 1995.
   In addition, as compared to the quarter and six month periods ended September 30, 1994, the decrease reflects an increase in major motion picture studio product which traditionally has a lower gross margin.

   Selling, general and administrative expenses were $2.5 million for the quarter ended September 30, 1995 compared to $1.9 million for the quarter ended September 30, 1994. Selling, general and administrative expenses were $5.1 million for the six months ended September 30, 1995 compared to $5.4 million for the six months ended September 30, 1994. As a percentage of total revenue, selling, general and administrative expenses were 10 percent for the quarters ended September 30, 1995 and September 30, 1994. As a percentage of total revenue, selling, general and administrative expenses decreased to 11 percent for the six months ended September 30, 1995 from 16 percent the previous year.

   Other income (expense) increased from an expense of $0.2 million for the quarter ended September 30, 1994 to expense of less than $0.1 million for the quarter ended September 30, 1995, an increase of $0.2 million. Other income decreased from $2.5 million for the six months ended September 30, 1994 to less than $0.1 million for the six months ended September 30, 1995, a decrease of $2.5 million. This decrease was due to the sale of certain investment securities for a gain of $2.8 million in the quarter ended June 30, 1994.

   For the quarter ended September 30, 1995, RHE recorded a pretax profit of $1.9 million, or 7 percent of total revenue, compared to a pretax profit of $1.9 million, or 11 percent of total revenue, for the quarter ended September 30, 1994. For the six months ended September 30, 1995, RHE recorded a pretax profit of $3.0 million, or 6 percent of total revenue, compared to a pretax profit of $4.8 million, or 14 percent of total revenue, for the quarter ended September 30, 1994.


   The Pro Image, Inc.

   Comparisons to the quarter and six month periods ended August 31, 1994, are not meaningful because the acquisition of Team Spirit, Inc. ("Team Spirit") occurred on September 1, 1994, but are presented for informational purposes.

   Total revenue from TPI increased to $8.3 million for the quarter ended August 31, 1995 from $3.3 million for the quarter ended August 31, 1994, an increase of $5.0 million, or 151 percent. Total revenue from TPI increased to $14.2 million for the six months ended August 31, 1995 from $5.1 million for the six months ended August 31, 1994, an increase of $9.1 million, or 177 percent.

   Cost of sales was $5.4 million, an increase of $3.1 million (131 percent) over the $2.4 million recorded for the quarter ended August 31, 1994. Cost of sales was $8.8 million, an increase of $5.2 million (147 percent) over the $3.6 million recorded for the six months ended August 31, 1994.

   Selling, general and administrative expenses increased to $3.7 million in the quarter ended August 31, 1995 from $1.2 million for the quarter ended August 31, 1994, an increase of $2.5 million, or 214 percent. Selling, general and administrative expenses increased to $7.4 million in the six months ended August 31, 1995 from $2.0 million for the six months ended August 31, 1994, an increase of $5.5 million, or 277 percent. As a percentage of total revenue, selling, general and administrative expenses increased to 44 percent for the quarter ended August 31, 1995 from 36 percent a year earlier. As a percentage of total revenue, selling, general and administrative expenses increased to 52 percent for the six months ended August 31, 1995 from 39 percent a year earlier.

   For the quarter ended August 31, 1995, TPI recorded a pretax loss of $0.8 million, or 10 percent of total revenue. This compares with a pretax loss of $0.2 million, or 6 percent of total revenue, for the quarter ended August 31, 1994. For the six months ended August 31, 1995, TPI recorded a pretax loss of $2.1 million, or 15 percent of total revenue. This compares with a pretax loss of $0.4 million, or 8 percent of total revenue, for the six months ended August 31, 1994.

   Management expects TPI's revenue to increase substantially in the current fiscal year due to the inclusion of Team Spirit for the entire year, revenue generated from new company-owned Pro Image retail stores, and franchise fees generated internationally.


   BlowOut Entertainment

   Comparisons to the quarter and six month periods ended September 30, 1994 are not meaningful because of the acquisition of a controlling interest in E-1 (May, 1995) and SEC (September, 1995), but are presented for informational purposes.

   In a series of acquisitions culminating in June 1995, the Company acquired a fifty-seven percent (57%) interest in E-1, a company which operates "store within a store" outlets in Wal-Mart Supercenter stores under the trade name "BlowOut Video". The Company holds additional convertible debt of E-1 which, if fully converted, would increase its interest in E-1 to ninety-four percent (94%). E-1 currently operates 70 stores in Wal-Mart Supercenter stores, all of which are participating retailers in the Rentrak PPT System. Only 22 of the E-1 stores have been open for more than a year. To date, E-1 has not generated a profit.

   On August 31, 1995, the Company acquired certain assets of SEC consisting of 45 retail video "store within a store" outlets in Wal-Mart Supercenter stores and 25 retail video outlets in K-Mart and K-Mart "SuperK" stores. The acquired stores, which will be operated by the Company under the trade name "BlowOut Video", rent and sell video cassettes, video games, computer games and programs, and CD-ROM titles, and are participating retailers in the Rentrak PPT System. These operations were rapidly expanded over the last year and to date have not generated a profit.

   Together, the Company and E-1 are the sole operators of the "store within a store" video outlets in Wal-Mart stores and the largest operator of "store within a store" outlets in K-Mart stores. The Company and E-1 have entered into master leases with Wal Mart. The Company has also entered into a master lease with K-Mart. Each individual video outlet lease under the Wal-Mart and K-Mart master leases is for a five year term with an option to extend for an additional five years. Pursuant to the master leases, neither the Company nor E-1 is required to open any further video outlets in either Wal-Mart or K-Mart stores, and neither Wal-Mart nor K-Mart is obligated to lease any further video outlets to either the Company or E-1. Wal-Mart has recently announced that it intends to open 110 Supercenters during 1996. Assuming Wal-Mart consents to leasing additional video outlets in such stores and assuming sufficient capital resources are available to the Company or E-1, it is the Company's and E-1's current intention to open additional video outlets in substantially all, if not all, of such Supercenters. It is anticipated that the Company and E-1 each will incur substantial opening and start-up costs in connection with the opening of additional stores ($65,000 to $100,000 per store), and there can be no assurance that video operations will generate a profit in the foreseeable future.

   Total revenue from BlowOut Entertainment increased to $4.2 million for the quarter ended September 30, 1995 from $1.3 million for the quarter ended September 30, 1994, an increase of $2.9 million. Total revenue from BlowOut Entertainment increased to $6.1 million for the six months ended September 30, 1995 from $2.6 million for the six months ended September 30, 1994, an increase of $3.5 million.

   Cost of sales was $2.0 million, an increase of $1.5 million over the $0.5 million recorded for the quarter ended September 30, 1994. Cost of sales was $3.1 million, an increase of $2.1 million over the $1.0 million recorded for the six months ended September 30, 1994. As a percentage of total revenue, cost of sales increased to 47 percent for the quarter ended September 30, 1995 from 41 percent a year earlier. As a percentage of total revenue, cost of sales increased to 50 percent for the six months ended September 30, 1995 from 37 percent a year earlier.

   Selling, general and administrative expenses increased to $3.1 million in the quarter ended September 30, 1995 from $0.9 million for the quarter ended September 30, 1994, an increase of $2.2 million, or 225 percent. Selling, general and administrative expenses increased to $4.4 million in the six months ended September 30, 1995 from $1.9 million for the six months ended September 30, 1994, an increase of $2.5 million, or 132 percent. As a percentage of total revenue, selling, general and administrative expenses remained at 74 percent for the quarter ended September 30, 1995. As a percentage of total revenue, selling, general and administrative expenses decreased to 72 percent for the six months ended September 30, 1995 from 73 percent a year earlier.

   For the quarter ended September 30, 1995, BlowOut Entertainment recorded a pretax loss of $0.8 million, or 19 percent of total revenue. This compares with a pretax loss of $0.2 million, or 16 percent of total revenue, for the quarter ended September 30, 1994. For the six months ended September 30, 1995, BlowOut Entertainment recorded a pretax loss of $0.7 million, or 12 percent of total revenue. This compares with a pretax loss of $0.3 million, or 10 percent of total revenue, for the six months ended September 30, 1994. Changes in revenues, cost of sales, selling and administrative costs and pretax losses were due to the inclusion of E-1 as of June 1, 1995 and the acquisition of SEC as of September 1, 1995.

   There are certain risks associated with the Company's "store within a store" operations that Rentrak stockholders and prospective investors should consider carefully.

   Both the Company and E-1 are following aggressive expansion strategies during 1996, within Wal-Mart and K-Mart stores. Substantial capital outlays and management resources are required to open each new store, and there can be no assurance that either the Company or E-1 will be able to obtain sufficient capital on reasonable terms or that it will be able to attract and retain a sufficient number of skilled store managers to implement its growth strategy. Furthermore, neither E-1 nor SEC operated at a profit, and there can be no assurance that E-1 or the Company will be able to meet the demands of a growth strategy and operate at a profit an any time in the foreseeable future.

   Through its subsidiaries, the Company has entered into master leases with Wal-Mart and K-Mart, respectively, for its stores, and E-1 has entered into a similar master lease with Wal-Mart. The master leases provide for an initial five-year term for each new store, with an additional five-year optional renewal term. Either party to the Wal-Mart lease can elect to close stores which fail to generate a minimum level of revenues, although any such closure would require the Company or E-1, as the case may be, to pay Wal-Mart a termination fee (equal to $3,000) for each store closed. Neither company has any exclusive right to open stores or any control over the geographic area or market in which the new stores will be located. The master leases also allow Wal-Mart or K-Mart, under certain conditions, to restrict the ability of the company and E-1 to sell videocassette titles which are being sold in particular Wal-Mart or K-Mart stores, respectively.

   Both the Company and E-1 are highly dependent on their relationships with their host stores. There can be no assurance that Wal-Mart or K-Mart will not open additional stores in markets which the Company or E-1 deem to be either highly competitive or otherwise undesirable, or that the number of future stores opened by Wal-Mart or K-Mart will meet the Company or E-1's current expansion plans. Either Wal-Mart or K-Mart could change its development or operation plans at any time, and there can be no assurance that either the Company or E-1 will be able to operate stores within either the Wal-Mart or K-Mart stores for any period of time following the terms provided in the master leases. Furthermore, if Wal-Mart or K-Mart terminate their relationship with the Company or E-1, there can be no assurance that the Company or E-1 could find a suitable national retail mass merchant with sufficient stores to support their "store within a store" retail concept.

   The Company and E-1 operate stores in 21 different states. The geographic diversity of these states poses special challenges with respect to store management, inventory controls and communications. The opening of additional stores in new states or regions could lead to redundancies and inefficiencies in operations.

   The video rental industry is highly competitive. Competitors such as Blockbuster Video have substantially greater financial resources and marketing capabilities. Because a majority of the Wal-Mart and K-Mart stores are located in rural areas, the video operations also face competition from supermarket rental operations, one of the fastest growing segments of the video rental market. In addition, the Company and E-1 compete with a number of other leisure and retail entertainment providers, including television, movie theaters, bowling alleys and sporting events.

   Through its acquisition of the SEC operations and a controlling interest in E-1, the Company has significantly increased the overall level and scope of its business operations. The expansion in the scope of the Company's operations has resulted in a need for a significant investment in infrastructure and systems. The challenges of the Company's expansion are expected to be magnified with the opening of additional outlets. These challenges include, without limitation, securing adequate financial resources to successfully integrate and manage the operation, retention of key employees, integration of the outlets into the PPT system and consolidation of certain operations, each of which could pose significant challenges.

   Future operating results may be affected by the number and timing of store openings, the quality of new release titles available for rental and sale, weather and other special and unusual events. Spending on entertainment items such as video rentals and purchases is discretionary and may be particularly susceptible to regional and national economic conditions. In addition, any concentration of new store openings and related new store pre-opening costs near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter.

   Other Subsidiaries

   Other Subsidiaries is primarily comprised of a software development company. The software development company ceased operations on September 30, 1995. Total revenue from Other Subsidiaries was $0.3 million for the quarter ended September 30, 1995 and the quarter ended September 30, 1994. Total revenue from Other Subsidiaries, increased to $0.6 million for the six months ended September 30, 1995 from $0.4 million for the six months ended September 30, 1994, an increase of $0.2 million, or 28 percent.

   Selling, general and administrative expenses increased to $0.3 million in the quarter ended September 30, 1995 from $0.2 million for the quarter ended September 30, 1994, an increase of $0.1 million, or 73 percent. Selling, general and administrative expenses increased to $0.7 million in the six months ended September 30, 1995 from $0.5 million for the six months ended September 30, 1994, an increase of $0.2 million, or 51 percent. As a percentage of total revenue, selling, general and administrative expenses increased to 119 percent for the quarter ended September 30, 1995 from 72 percent a year earlier. As a percentage of total revenue, selling, general and administrative expenses increased to 125 percent for the six months ended September 30, 1995 from 106 percent a year earlier.

   For the quarter ended September 30, 1995, Other Subsidiaries recorded a pretax loss of $0.3 million, or 102 percent of total revenue. This compares with a pretax profit of $0.1 million, or less than 1 percent of total revenue, for the quarter ended September 30, 1994. For the six months ended September 30, 1995, Other Subsidiaries recorded a pretax loss of $0.4 million, or 64 percent of total revenue. This compares with a pretax loss of less than $0.1 million, or 6 percent of total revenue, for the six months ended September 30, 1994.


   Corporate

   Selling general and administrative expenses were $0.8 million in the quarter ended September 30, 1995 and the quarter ended September 30, 1994. Selling general and administrative expenses increased to $1.6 million in the six months ended September 30, 1995 from $1.4 million in the six months ended September 30, 1994, an increase of $0.2 million, or 13 percent.
   Other Income (Expense) decreased to $0.1 million for the quarter ended September 30, 1995 from $0.4 million in the quarter ended September 30, 1994, a decrease of $0.3 million, or 63 percent. Other Income (Expense) decreased to $0.4 million for the six months ended September 30, 1995 from $0.6 million in the quarter ended September 30, 1994, a decrease of $0.1 million, or 40 percent. The Company recognized a tax benefit of $0.5 million in the quarter ended September 30, 1995, as compared to a tax provision of $0.3 million in the quarter ended September 30, 1994. The Company recognized a tax benefit of $0.8 million in the six months ended September 30, 1995, as compared to a tax provision of $0.7 million in the six months ended September 30, 1994.


   Consolidated Balance Sheet

   Total assets increased from $64.5 million as of March 31, 1995 to $80.6 million as of September 30, 1995, an increase of $16.1 million. As of September 30, 1995, rental inventory had increased $5.3 million to $6.1 million from $0.8 million as of March 31, 1995. This increase is primarily due to the consolidation of E-1 and the acquisition of SEC. As of September 30, 1995, property and equipment had increased $3.6 million to $8.5 million from $4.9 million at year-end. Of this increase, approximately $1.7 million was related to the E-1 acquisition and $1.6 million was related to the SEC acquisition. At quarter-end, intangibles had risen to $15.9 million from $11.0 million at the end of fiscal year 1994, an increase of $4.9 million. Most of this amount was related to the acquisition of E-1 and SEC. Accrued compensation decreased $0.7 million from $2.0 million March 31, 1995, to $1.3 million September 30, 1995. The decrease is primarily due to the payment of annual bonuses. All warrants which the Company issued during the quarter ended June 30, 1994, have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $3.5 million has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For the quarter expense associated with the warrants was $0.2 million.


   LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1995, the Company had cash and other liquid investments of $6.8 million, compared to $10.7 million at March 31, 1995. At September 30, 1995, the Company's current ratio (current assets/current liabilities) declined to 1.13 from 1.49 at March 31, 1995. This decline was primarily due to inclusion of E-1.

   The Company has an agreement with a financial institution for a line of credit in the amount of $10.0 million. The agreement expires on October 27, 1996. Interest is payable monthly at a rate that varies in relation to the bank's prime rate plus .5 percent. The lender has been granted a warrant to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line of credit is secured by substantially all of the Company's assets, excluding TPI's. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum quick ratio and minimum ratio of total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company has borrowed $4.7 million under the line of credit as of September 30, 1995.

   In July 1995, TPI entered into a $6.0 million line-of-credit agreement with a financial institution. Interest on borrowings under this credit agreement accrue at the bank's prime rate plus .25 percent. Borrowings are collateralized by the Company's accounts receivable and inventory, and require monthly payments of accrued interest. The available borrowing under this agreement is the lesser of $6.0 million or the borrowing base as described in the agreement with the final $1.0 million being available only with a concurrent cash equity infusion to The Pro Image of an equal dollar amount. There were no borrowings under the credit agreement at August 31, 1995. The credit agreement expires on July 31, 1997.

   In August 1994, the Company acquired all of the outstanding stock of Team Spirit. Team Spirit operated 39 licensed sports apparel stores in 15 states, most of which are in the Midwest. Simultaneously with the acquisition, Rentrak transferred all of the assets of Team Spirit to TPI, and Team Spirit became a wholly owned subsidiary of TPI. As consideration for the acquisition, the Company issued approximately 557,000 shares of common stock.

   The Company intends to continue to expand its licensed sports apparel business through further acquisitions, through sales of new franchises and through the opening of new corporate stores. Working capital needed to fund the increased inventory and fixed assets associated with the increase in company-owned stores is expected to be provided by existing bank credit agreements. The Company intends to pay the purchase price for any such acquisitions in cash, shares of the Company's common stock or other securities, or a combination thereof.

   On May 26, 1995 the Company acquired 3.2 million shares of E-1. When combined with the 669,230 shares the Company purchased in 1994, the Company's ownership now consists of 57.22% of the issued and outstanding stock of E-1, or a controlling interest.

   On August 31, 1995 the Company acquired certain assets of SuperCenter Entertainment Corporation ("SEC") which constitute SEC's retail video business. As consideration for the acquisition, the Company issued SEC 878,000 shares of Common Stock of the Company.

   There are certain risks associated with the Company's "store within a store" operations that Rentrak stockholders and prospective investors should consider carefully.

   Both the Company and E-1 are following aggressive expansion strategies during 1996, within Wal-Mart and K-Mart stores. Substantial capital outlays and management resources are required to open each new store, and there can be no assurance that either the Company or E-1 will be able to obtain sufficient capital on reasonable terms or that it will be able to attract and retain a sufficient number of skilled store managers to implement its growth strategy. Furthermore, neither E-1 nor SEC operated at a profit, and there can be no assurance that E-1 or the Company will be able to meet the demands of a growth strategy and operate at a profit an any time in the foreseeable future.

   Through its subsidiaries, the Company has entered into master leases with Wal-Mart and K-Mart, respectively, for its stores, and E-1 has entered into a similar master lease with Wal-Mart. The master leases provide for an initial five-year term for each new store, with an additional five-year optional renewal term. Either party to the Wal-Mart lease can elect to close stores which fail to generate a minimum level of revenues, although any such closure would require the Company or E-1, as the case may be, to pay Wal-Mart a termination fee (equal to $3,000) for each store closed. Neither company has any exclusive right to open stores or any control over the geographic area or market in which the new stores will be located. The master leases also allow Wal-Mart or K-Mart, under certain conditions, to restrict the ability of the company and E-1 to sell videocassette titles which are being sold in particular Wal-Mart or K-Mart stores, respectively.


   The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers which the Company believes have demonstrated the prospect for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These loans and investments are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of October 1995 the company has loaned, invested in, or made oral or written commitments to loan to or invest in various video retailers in amounts totalling substantially all of the $14 million authorized. The loans, investments or commitments are to various retailers and individually range from $200,000 to $2,000,000. The investments are accounted for at cost as all investments represent less than 10 percent of the entity's equity. The notes, which have payment terms that vary according to the individual loan agreements, are due in 1995 through 1999. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 3 percent. As the loans or investments are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. As of September 30, 1995, the Company has invested or loaned approximately $7.5 million under the program. Because of the financial condition of a number of these retailers, the Company has reserved approximately 33 percent or $2.4 million of the original loan or investment amount.

   To raise additional funding to continue the expansion of E-1 and SEC the Company is considering the placement of long-term debt or the issuance of additional securities in the public market. No assurance can be given that any of the credit facilities will be extended or new ones obtained or that the Company will be able to issue either long-term debt or additional securities on terms acceptable to the Company.

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

   Item 1.  Legal Proceedings.
             None

   Item 2.  Changes in Securities
             None

   Item 3.  Defaults upon Senior Securities
             None

   Item 4.  Submission of matters to a Vote of Security Holders

             (a) On August 28, 1995, the Company conducted its Annual Meeting of Shareholders ("meeting").

             (b) Both of the Company's nominees to election as Director were elected. Voting for Directors was as follows:

    Nominees             For             Percentage(3)  Withheld        Percentage

    L. Barton            8,644,002       98.96%         90,931          1.04%
    Alexander
    Peter Dal Bianco     8,645,097       98.97%         89,836          1.03%


   (3) Percentage of votes cast at the Meeting or by Proxy

   Item 5.  Other Information
             None

   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits -

            Exhibit 10 - Employment agreement with Ron Berger
            Exhibit 11 - Calculations of Net Income Per Share

            (b)  Reports on Form 8-K - Three

            Item 5 - Other Events
            Item 7 - Financial Statements and Exhibits - filed September 1,
                     1995

            Item 2 - Acquisition or Disposition of Assets
            Item 7 - Financial Statements and Exhibits - filed September 15,
                     1995

            Item 7 - Financial Statement and Exhibits - filed November 14,
                     1995

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated this 14th day of November, 1995



                RENTRAK CORPORATION:

                /S/ Karl D. Wetzel


                Karl D. Wetzel
                Chief Accounting Officer

                Signing on behalf of the registrant