Form 10-Q
period 1995-12-31
RENTRAK CORP
filed 1996-02-13
CIK 800458

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934
   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended:      December 31, 1995

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Sgcurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes (x)      No ( )

   As of February 6, 1996, the Registrant had 12,134,164 shares of Common Stock outstanding.



                       PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements





   The following unaudited financial statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and nine month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1996.

   Consolidated Statements of Operations for the three month periods ended December 31, 1995 and December 31, 1994

   Consolidated Statements of Operations for the nine month periods ended December 31, 1995 and December 31, 1994

   Consolidated Balance Sheets as of December 31, 1995 and
   March 31, 1995

   Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1995 and December 31, 1994

                    Notes to Consolidated Financial Statements



                                         RENTRAK CORPORATION
                                         STATEMENTS OF INCOME
                                                                        (Unaudited)

                                                               Three Months Ended Dec 31,
                                                                 1995                1994
   REVENUES:
          Rentrak Home Entertainment - PPT                 $ 31,493,052         $ 21,101,704
          Pro Image - Sports Apparel                         12,599,118           10,326,579
          BlowOut Entertainment & Other                       6,306,080              236,411

                                                             50,398,250           31,664,694


   OPERATING COSTS AND EXPENSES:
          Cost of sales                                      36,087,493           23,426,419
          Selling and administrative                         13,552,993            6,885,087

                                                             49,640,486           30,311,506

   INCOME FROM OPERATIONS                                       757,764            1,353,188

   OTHER INCOME (EXPENSE):
          Interest income                                       376,058              151,035
          Interest expense                                     (190,337)             (14,416)
          Other                                                 314,475                 -

                                                                500,196              136,619

   INCOME BEFORE INCOME TAXES                                 1,257,960            1,489,807

   INCOME TAX PROVISION                                         698,094              231,659

   NET INCOME                                              $    559,866       $    1,258,148


   PRIMARY EARNINGS PER COMMON
     SHARE AND COMMON EQUIVALENT
     SHARE (Note C)                                        $       0.05         $       0.10

   SHARES USED IN PER SHARE CALCULATION
     (Note C)                                                12,419,974           14,157,806


   FULLY DILUTED EARNINGS PER COMMON
     SHARE AND COMMON EQUIVALENT
     SHARE (Note C)                                        $       0.05         $       0.09

   SHARES USED IN PER SHARE CALCULATION
     (Note C)                                                12,419,974           15,420,849


                                The accompanying notes are an integral
                                      part of these statements.


                                         RENTRAK CORPORATION
                                       STATEMENTS OF OPERATIONS
                                                                        (Unaudited)

                                                                Nine Months Ended Dec 31,
                                                                 1995                1994
   REVENUES:
          Rentrak Home Entertainment - PPT                $  77,867,510         $ 54,238,892
          Pro Image - Sports Apparel                         26,802,665           15,452,257
          BlowOut Entertainment & Other                      14,462,198            4,659,511

                                                            119,132,373           74,350,660


   OPERATING COSTS AND EXPENSES:
          Cost of sales                                      87,710,708           54,823,831
          Selling and administrative                         32,765,627           17,986,768

                                                            120,476,335           72,810,599

   INCOME (LOSS) FROM OPERATIONS                             (1,343,962)           1,540,061

   OTHER INCOME (EXPENSE):
          Interest income                                       925,342              452,409
          Interest expense                                     (434,897)             (14,416)

          Other                                                 754,207            2,826,849

                                                              1,244,652            3,264,842

   INCOME (LOSS) BEFORE INCOME TAXES                            (99,310)           4,804,903

   INCOME TAX PROVISION (BENEFIT)                               (96,156)             960,980

   NET INCOME (LOSS)                                     $       (3,154)       $   3,843,923


   PRIMARY EARNINGS (LOSS) PER COMMON
     SHARE AND COMMON EQUIVALENT
     SHARE (Note C)                                      $        (0.00)       $        0.31

   SHARES USED IN PER SHARE CALCULATION
     (Note C)                                                11,947,010           13,035,094

   FULLY DILUTED EARNINGS (LOSS) PER COMMON
     SHARE AND COMMON EQUIVALENT
     SHARE (Note C)                                       $       (0.00)       $        0.30

   SHARES USED IN PER SHARE CALCULATION
     (Note C)                                                12,005,253           13,778,467


                                The accompanying notes are an integral

                                      part of these statements.


                                         RENTRAK CORPORATION

                                            BALANCE SHEETS

                                                ASSETS

                                                             (Unaudited)

                                                                 Dec 31,            March 31,
                                                                  1995                1995

   CURRENT ASSETS:
          Cash and cash equivalents                        $   6,218,757       $   10,709,405
          Accounts receivable, net of
            allowance for doubtful accounts
            of $218,650 at Dec 31, 1995
            and $642,580 at March 31, 1995                    20,660,811           14,711,439
          Advances to program suppliers
            (Note E)                                           3,547,945            2,683,710
          Inventory                                            9,758,916            5,480,793
          Deferred tax asset                                     519,532              915,404
          Other current assets                                 5,323,800            2,112,021





          Total current assets                                46,029,761           36,612,772

   VIDEO CASSETTE RENTAL INVENTORY, net                        7,394,373              810,239

   PROPERTY AND EQUIPMENT, net                                 8,752,831            4,924,122

   INTANGIBLES, net                                           15,863,325           11,011,121

   NOTES RECEIVABLE, net (Note I)                              1,200,000            3,035,787

   OTHER INVESTMENTS, net (Note I)                             5,107,902            2,601,693

   DEFERRED TAX ASSET                                          1,487,890            1,926,673

   OTHER ASSETS                                                  765,277            3,577,035

                                                           $  86,601,359         $ 64,499,442


                                The accompanying notes are an integral

                                      part of these statements.



                                         RENTRAK CORPORATION

                                            BALANCE SHEETS


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (Unaudited)
                                                                 Dec 31,            March 31,
                                                                  1995                1995

   CURRENT LIABILITIES:
          Current portion of long-term debt                $    594,573         $       -
          Borrowings on line of credit (Note J)               5,826,285                 -
          Accounts payable                                   23,378,671           17,799,146
          Accrued liabilities                                 5,120,668            3,301,513
          Accrued compensation                                1,653,956            2,016,820
          Deferred revenue                                    3,399,704            1,408,076

          Total current liabilities                          39,973,857           24,525,555

   LONG TERM DEBT, less current portion                         575,890                 -

   COMMITMENTS AND CONTINGENCIES (Note K)

   STOCKHOLDERS' EQUITY:
          Preferred stock $.001 par value;
            Authorized: 10,000,000 shares                           -                    -
          Common stock, $.001 par value;
            Authorized: 30,000,000 shares
            Issued and outstanding: 12,134,166 shares
            at December 31, 1995 and 11,277,246 shares at
            March 31, 1995                                       12,134               11,277
          Capital in excess of par value                     49,565,909           44,598,939
          Net unrealized gain (loss) on investment
            securities (Note D)                                 436,588             (170,747)
          Accumulated deficit                                (1,401,873)          (1,398,719)
          Less- Deferred charge - warrants                   (2,561,146)          (3,066,863)


                                                             46,051,612           39,973,887

                                                           $ 86,601,359         $ 64,499,442


                                The accompanying notes are an integral

                                     part of this balance sheet.

                                         RENTRAK CORPORATION
                                       STATEMENT OF CASH FLOWS

                                                                          (Unaudited)
                                                                  Nine Months Ended Dec 31,
                                                                  1995               1994
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (Loss)                                 $    (3,154)      $    3,843,923
          Adjustments to reconcile
            income (loss) to net
            cash provided (used) in operations
          Gain on investment/asset sales                       (236,964)          (2,826,849)
          Depreciation                                        1,992,367            1,464,413
          Amortization of intangibles                           952,408              335,595
          Amortization of warrants                              505,717                 -
          Provision for doubtful accounts                      (423,930)            (242,607)
          Retailer financing program reserves                  (878,098)           2,825,806
          Deferred income taxes                                 463,291                 -
          Studio advance reserves                               350,000              377,300
          Change in specific accounts, net of
       effects of purchase of business:
              Accounts receivable                            (5,295,567)          (3,612,999)
              Advance to program suppliers                   (1,214,235)           1,336,998
              Inventory                                      (4,278,123)          (7,233,633)
              Other current assets                           (2,644,999)            (556,469)
              Accounts payable                                6,204,338            3,054,720
              Accrued liabilities and compensation            1,183,651            3,021,116
          Deferred revenue                                    1,991,628                 -

               Net cash (used) provided by continuing
                 operations                                  (1,331,670)           1,787,314

   CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment               (6,812,768)          (3,763,943)
           Payment for purchase of business,
             net of cash acquired                              (377,848)             (77,507)
           Purchases of other assets
             and intangibles                                  3,275,576             (160,252)
           Investment (reduction) in retailer
        financing program                                    (2,485,865)          (7,885,606)
           Proceeds from sale of investments/assets           1,100,000            2,836,849
           Purchases of investments                                -              (4,400,253)
           Maturity of investments                                 -               5,243,571
               Net cash (used) provided by
               investing activities                          (5,300,905)         (8,207,141)

   CASH FLOWS FROM FINANCING ACTIVITIES:
           Borrowings of long-term debt, net                  2,387,225                 -
           Issuance (retirement) of Common Stock               (245,298)           1,285,465

               Net cash provided
               by financing activities                        2,141,927            1,285,465

   NET DECREASE IN CASH AND CASH
          EQUIVALENTS                                        (4,490,648)         (5,134,362)

   CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                          10,709,405           13,815,718

   CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                             $  6,218,757         $  8,681,356

   SUPPLEMENTAL DISCLOSURES OF CASH
          FLOW INFORMATION:
             Cash paid during period for -
               Interest                                   $     159,762        $       7,718
               Income taxes                               $      82,153        $     117,507

   NON-CASH INVESTING ACTIVITIES:
          Increase (decrease) in net unrealized gain on
          investment securities                           $     978,699        $  (1,434,182)
          Purchases of businesses through issuance
          of common stock                                 $   5,213,125        $   4,425,280



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

   The Pro Image's ("TPI") year-end is February 28 (29). As there are no intervening events which materially affect the financial position or results of operations, the consolidated statements include TPI's balance sheet as of November 30, 1995 and February 28, 1995 and the statements of operations and cash flows for the three month and nine month periods ended November 30, 1995 and 1994, respectively.


   NOTE B:    Adjustments to Unaudited Interim Financial Statements

   All normal and recurring adjustments have been made to the unaudited interim financial statements which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


   NOTE C:    Net Income/Loss Per Share

   For the three and nine month periods ended December 31, 1995, net loss per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options, using the treasury stock method. The Company's outstanding warrants were not dilutive during these periods.

   For the three and nine month periods ended December 31, 1994, net earnings (loss) per share is computed using the "modified" treasury stock method. Under this method, the number of treasury shares assumed to be purchased with the proceeds from the exercise of dilutive stock options and warrants is limited to 20 percent of the outstanding shares at period end. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share.


   NOTE D:     Investment Securities

   Securities, classified as available for sale, are shown at market with an adjustment to stockholders' equity to reflect unrealized gains and losses, net of tax. Short-term investments are recorded at cost which approximates market and consist of U.S. Treasury obligations and certificates of deposit.


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

   The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of December 31, 1995, the Company has recorded approximately $950,000 for potential losses under such guarantee arrangements.


   NOTE F:     Interest in Foreign Corporation

   In December 1989, the Company entered into an agreement with a Japanese Corporation and formed a jointly-owned Japanese corporation, Rentrak Japan. Rentrak Japan's purpose is to market PPT in the Pacific Rim. The Company has provided its PPT technology and certain trademarks and service marks. The Japanese owner has provided substantially all operating capital. The Company has a one-fourth interest in Rentrak Japan. The Company accounts for its interest in Rentrak Japan using the equity method. As of March 31 and December 31, 1995, the Company's investment in Rentrak Japan had been written down to zero. The Company has provided no guarantees or other financial commitments for the investee which would require the recognition of additional losses under the equity method. For the three month and nine month periods ended December 31, 1995, the joint venture realized a profit.

   Summarized financial data for the joint venture, after translation to U.S. currency, at December 31, 1995, and for the three month and nine month periods then ended is as follows:

            Current assets                     $  39,035,491
            Noncurrent assets                  $   5,282,875

            Current liabilities                $  41,750,000
            Noncurrent liabilities             $   3,830,219

            Shareholders' deficit              $  (1,261,853)

            For The Three Months Ended
            December 31, 1995:
            Net sales                          $  30,424,704
            Cost of sales                      $  25,259,492

            Net Income                         $     274,907

            For The Nine Months Ended
            December 31, 1995:

            Net sales                          $  91,087,142
            Cost of sales                      $  75,655,829
            Net Income                         $   1,816,905

   NOTE G:     Major Suppliers

   For the quarter ended December 31, 1995, the Company had one program supplier whose product generated 29 percent and a second that generated an additional 10 percent of the Company's revenues. For the nine month period ended December 31, 1995, the Company had one program supplier whose product generated 28 percent and a second that generated an additional 14 percent of the Company's revenues. No other program supplier provided product which generated more than 10 percent of revenue for either the three month or nine month periods ended December 31, 1995.

   For the quarter ended December 31, 1994, the Company had one program supplier whose product generated 15 percent and a second that generated an additional 15 percent of the Company's revenues. For the nine month period ended December 31, 1994, the Company had one program supplier whose product generated 21 percent and a second that generated an additional 11 percent of the Company's revenues. No other program supplier provided product which generated more than 10 percent of revenue for either the three month or nine month periods ended December 31, 1994.



   NOTE H:     BlowOut Entertainment Acquisitions

   In a series of acquisitions culminating in May 1995, the Company acquired a 57 percent interest in Entertainment One, Inc., a Delaware corporation ("E-1"). E-1 operates "store within a store" retail video outlets which rent and sell video cassettes, video games, computer games and programs, and CD-ROMs in Wal-Mart Supercenter stores under the trade name "Blowout Video". In December 1995, the Company converted approximately $3.0 million of E-1 debt into E-1 Common Stock, increasing its interest in E-1 to approximately 93 percent. The minority interest has been written down to zero. Therefore, the Company records 100 percent of assets and liabilities and the operating results. As of December 31, 1995, E-1 operated 78 video rental departments inside Wal-Mart stores.

   The consolidated statements include E-1's Balance Sheet as of December 31, 1995 and the Statement of Operations and Cash Flows for the seven month period ended December 31, 1995.

   On August 31, 1995 the Company acquired certain assets of SuperCenter Entertainment Corporation ("SEC") which constitute SEC's retail video business. As consideration for the acquisition, the Company issued SEC 878,000 shares of Common Stock of the Company.

   As of December 31, 1995, SEC operated 50 video rental departments inside Wal Mart stores and 25 video rental outlets inside K-Mart and Super K-Mart stores. As a result of rapid expansion during the past year, the operations have been unprofitable to date.

   Summarized pro forma financial data for the nine month periods ended December 31, 1995 and 1994, presented as if the SEC acquisition had occurred at the beginning of each period, is as follows:

                                                          1995              1994

              Revenues                               $122,594,774       $75,814,777
              Net Income (Loss)                      $   (179,945)      $ 3,227,799
              Net Income (Loss) per share            $      (0.01)      $      0.23

   The Company's consolidated statements include SEC's Balance Sheet as of December 31, 1995 and the Statement of Operations and Cash Flows for the four month period ended December 31, 1995.


   NOTE I:  Retailer Financing Program

   The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers which the Company believes have demonstrated the prospect for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These loans and investments are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The Board of Directors has authorized up to $14.0 million to be used in connection with the Company's retailer financing program and as of December 31, 1995, the Company had loaned or invested approximately $7.1 million. At this time, the Company does not anticipate making additional loans or investments under this program. The loans, investments or commitments are to various retailers and individually range from $0.2 million to $2.0 million. The investments are accounted for at cost as all investments represent less than 10 percent of the entity's equity. The notes, which have payment terms that vary according to the individual loan agreements, are due in 1995 through 1999. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 3 percent. These financings are speculative in nature and involve a high degree of risk, and no assurance can be given that the Company will earn a satisfactory return, if any, from such investments. As the loans or investments are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. Because of the financial condition of a number of these retailers, as of December 31, 1995, the Company had reserved approximately 26 percent or $1.9 million of the original loan or investment amount.

   NOTE J:  Borrowings On Line of Credit

   The Company has an agreement with a financial institution for a line of credit in the amount of $10.0 million. The agreement expires on October 27, 1996. Interest is payable monthly at a rate that varies in relation to the bank's prime rate plus .5 percent. The lender has been granted a warrant to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line of credit is secured by substantially all of the Company's assets, excluding TPI's. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum quick ratio and minimum ratio of total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. During the quarter ended December 31, 1995, the Company borrowed $4.7 million under the line of credit and repaid $2.0 million. As of December 31, 1995, $2.7 million remained outstanding under the line of credit.

   In July 1995, TPI entered into a $6.0 million line-of-credit agreement with a financial institution. Interest on borrowings under this credit agreement accrue at the bank's prime rate plus .25 percent. Borrowings are collateralized by the Company's accounts receivable and inventory, and require monthly payments of accrued interest. The available borrowing under this agreement is the lesser of $6.0 million or the borrowing base as described in the agreement with the final $1.0 million being available only with a concurrent cash equity infusion to The Pro Image of an equal dollar amount. The credit agreement expires on July 31, 1997. As of December 31, 1995, $3.1 million was borrowed on the line of credit.

   NOTE K:  Long Term Debt

   In connection with the acquisition of E-1, the Company assumed long term debt of approximately $1.3 million. The debt, which has payment terms that vary according to the individual loan agreements, is due in 1995 through 2000. Interest rates on the various loans range from 0 percent to prime rate plus 2.25 percent (10.75 percent as of December 31, 1995). As of December 31, 1995, $0.6 million of long term debt is outstanding.


   NOTE L:  Income Tax Provision/Benefit

   The Company's effective income tax rate increased from 20 percent for the nine month period ended December 31, 1994 to 97 percent for the nine month period ended December 31, 1995. The increase is primarily due to the non-deductibility of certain intangible assets for tax purposes.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

   For a more meaningful analysis, results are presented for four groups of operations: Rentrak Home Entertainment ("RHE") which includes North American PPT Operations; Pro Image, Inc. and its subsidiaries ("TPI"); BlowOut Entertainment, which includes E-1.; and the leased video department operations of SEC and SVI, Inc ("SVI") and Other Domestic Subsidiaries and Corporate. The following tables break out these groups for the three month and nine month periods ended December 31, 1995 and December 31, 1994. All significant intercompany transactions have been eliminated.



    QUARTER ENDED                                   BLOWOUT         OTHER SUBS/
    DECEMBER 31, 1995     RHE          TPI(1)       ENTERTAINMENT   CORPORATE    CONSOLIDATED

    Revenues              $31,493,052  $12,599,118  $  6,306,080          -      $50,398,250

    Cost of sales          25,584,622    8,280,330     2,222,541          -       36,087,493

    Gross profit margin     5,908,430    4,318,788     4,083,539          -       14,310,757

    SG&A                    2,571,902    4,706,732     5,279,651      994,708     13,552,993

    Other income (expense)    231,850      (62,601)      275,708       55,239        500,196

    Income (loss) before
    taxes                 $ 3,568,378  $  (450,545)  $  (920,404)   $ (939,469)  $ 1,257,960

    Income tax provision                                                             698,094

    Net income                                                                   $   559,866




    QUARTER ENDED                                    BLOWOUT        OTHER SUBS/
    DECEMBER 31, 1994     RHE           TPI(2)       ENTERTAINMENT  CORPORATE    CONSOLIDATED

    Revenues              $ 20,810,428  $10,326,579  $   291,276    $  236,411   $31,664,694

    Cost of sales           16,581,062    6,765,034       80,323          -       23,426,419

    Gross profit margin      4,229,366    3,561,545      210,953       236,411     8,238,275


    SG&A                     2,375,974    3,328,830      313,478       866,805     6,885,087

    Other income
    (expense)                 (171,095)     (27,450)        -          335,164       136,619

    Income (loss) before
    taxes                 $  1,682,297   $  205,265  $  (102,525)   $ (295,230)    1,489,807

    Income tax provision                                                             231,659

    Net income                                                                   $ 1,258,148

   (1)   Includes Results of Operations  from September 1,  1995 through
         November 30, 1995 only.

   (2)   Includes Results  of Operations from September  1, 1994 through
         November 30, 1994 only.



    NINE MONTHS ENDED                                  BLOWOUT        OTHER SUBS/
    DECEMBER 31, 1995     RHE           TPI(1)         ENTERTAINMENT  CORPORATE    CONSOLIDATED

    Revenues              $ 81,421,061  $ 26,802,665   $ 10,346,011   $   563,587  $119,133,324

    Cost of sales           66,467,601    17,077,037      4,152,140        13,930    87,710,708

    Gross profit margin     14,953,460     9,725,628      6,193,871       549,657    31,422,616

    SG&A                     8,495,119    12,152,923      8,846,592     3,271,944    32,766,578

    Other income (expense)     236,484       (92,151)       870,534       229,785     1,244,652

    Income (loss) before
    taxes                  $ 6,694,825  $ (2,519,446)   $(1,782,187)  $(2,492,502) $    (99,310)

    Income tax benefit                                                                   96,156

    Net loss                                                                       $     (3,154)



    NINE MONTHS ENDED                                   BLOWOUT        OTHER SUBS/
    DECEMBER 31, 1994      RHE            TPI(2)        ENTERTAINMENT  CORPORATE     CONSOLIDATED

    REVENUES               $ 57,298,517   $ 15,452,257  $  924,639     $   675,247   $ 74,350,660

    Cost of sales            44,252,803     10,329,424     241,604            -        54,823,831

    Gross profit margin      13,045,714      5,122,833     683,035         675,247     19,526,829

    SG&A                      7,274,639      5,305,892   1,145,707       4,260,530     17,986,768

    Other income (expense)    2,310,677        (11,912)       -            966,077      3,264,842
    (expense)

    Income (loss) before
    taxes                  $  8,081,752    $  (194,971) $ (462,672)    $(2,619,206)     4,804,903

    Income tax provision                                                                  960,980

    Net income                                                                       $  3,843,923



   (1)  Includes  Results of  Operations from  March  1,  1995 through
        November 30, 1995 only.

   (2)  Includes  Results of  Operations from  March  1,  1994 through
        November 30, 1994 only.

   Rentrak Home Entertainment

   For the quarter ended December 31, 1995, total revenue from RHE increased $10.7 million, or 51 percent, rising to $31.5 million from $20.8 million in the quarter ended December 31, 1994. For the nine month period ended December 31, 1995, total revenue from RHE increased $24.1 million, or 42 percent, rising to $81.4 million from $57.3 million in the nine months ended December 31, 1994.

   The increase in total revenue was primarily due to the growth in (i) the number of retailers approved to lease Cassettes from the Company (the "Participating Retailers"); (ii) the number of participating program suppliers ("Program Suppliers"), primarily Buena Vista; (iii) the number of titles released to the system; and (iv) the total number of Cassettes leased under the system. By quarter-end, the number of Participating Retailers had grown 32 percent to 4,500 from 3,422 a year earlier. As of December 31, 1995, there were 3,777 retailers located in the United States and 723 located in Canada.

   Cost of sales for the quarter ended December 31, 1995 rose to $25.6 million from $16.6 million the prior year, an increase of $9.0 million, or 54 percent. Cost of sales for the nine months ended December 31, 1995 rose to $66.5 million from $44.3 million the prior year, an increase of $22.2 million, or 50 percent. These changes approximately parallel the changes in total revenues. For the quarter ended December 31, 1995, the gross profit margin decreased to 19 percent from 20 percent the previous year. For the nine months ended December 31, 1995, the gross profit margin decreased to 18 percent from 23 percent the previous year. The decrease for the quarter is primarily due to the inclusion of an additional $168,000 of warrant cost amortization in the quarter ended December 31, 1995. The decrease for the nine months is primarily due to the inclusion of the nonrecurring payment of $1.0 million from Rentrak Japan in the nine months ended December 31, 1994 and the inclusion of an additional $504,000 of warrant cost amortization in the nine months ended December 31, 1995. In addition, as compared to the quarter and nine month periods ended December 31, 1994, the decrease reflects an increase in major motion picture studio product which traditionally has a lower gross margin.

   Selling, general and administrative expenses were $2.6 million for the quarter ended December 31, 1995 compared to $2.4 million for the quarter ended December 31, 1994. Selling, general and administrative expenses were $8.5 million for the nine months ended December 31, 1995 compared to $7.3 million for the nine months ended December 31, 1994. As a percentage of total revenue, selling, general and administrative expenses decreased to 8 percent for the quarter ended December 31, 1995 from 11 percent the previous year. As a percentage of total revenue, selling, general and administrative expenses were 10 percent for the nine months ended December 31, 1995 and 13 percent for the nine months ended December 31, 1994.

   Other income (expense) increased from an expense of $0.2 million for the quarter ended December 31, 1994 to income of $0.2 million for the quarter ended December 31, 1995, an increase of $0.4 million. Other income decreased from $2.3 million for the nine months ended December 31, 1994 to $0.2 million for the nine months ended December 31, 1995, a decrease of $2.1 million. This decrease was due to the sale of certain investment securities for a gain of $2.8 million in the quarter ended June 30, 1994.

   For the quarter ended December 31, 1995, RHE recorded income before taxes of $3.6 million, or 11 percent of total revenue, compared to income before taxes of $1.7 million, or 8 percent of total revenue, for the quarter ended December 31, 1994. For the nine months ended December 31, 1995, RHE recorded income before taxes of $6.7 million, or 8 percent of total revenue, compared to income before taxes of $8.1 million, or 14 percent of total revenue, for the nine months ended December 31, 1994.


   The Pro Image, Inc.

   Comparisons to the nine month period ended November 30, 1994, are not meaningful because the acquisition of Team Spirit, Inc. ("Team Spirit") occurred on September 1, 1994, but are presented for informational purposes.

   Total revenue from TPI increased to $12.6 million for the quarter ended November 30, 1995 from $10.3 million for the quarter ended November 30, 1994, an increase of $2.3 million, or 22 percent. Total revenue from TPI increased to $26.8 million for the nine months ended November 30, 1995 from $15.5 million for the nine months ended November 30, 1994, an increase of $11.3 million, or 73 percent.

   Cost of sales was $8.3 million, an increase of $1.5 million (22 percent) over the $6.8 million recorded for the quarter ended November 30, 1994. Cost of sales was $17.1 million, an increase of $6.8 million (65 percent) over the $10.3 million recorded for the nine months ended November 30, 1994.

   Selling, general and administrative expenses increased to $4.7 million in the quarter ended November 30, 1995 from $3.3 million for the quarter ended November 30, 1994, an increase of $1.4 million, or 41 percent. Selling, general and administrative expenses increased to $12.2 million in the nine months ended November 30, 1995 from $5.3 million for the nine months ended November 30, 1994, an increase of $6.9 million, or 129 percent. As a percentage of total revenue, selling, general and administrative expenses increased to 37 percent for the quarter ended November 30, 1995 from 32 percent a year earlier. As a percentage of total revenue, selling, general and administrative expenses increased to 45 percent for the nine months ended November 30, 1995 from 34 percent a year earlier.

   For the quarter ended November 30, 1995, TPI recorded a loss before taxes of $0.5 million, or 4 percent of total revenue. This compares with income before taxes of $0.2 million, or 2 percent of total revenue, for the quarter ended November 30, 1994. For the nine months ended November 30, 1995, TPI recorded a loss before taxes of $2.5 million, or 9 percent of total revenue. This compares with a loss before taxes of $0.2 million, or 1 percent of total revenue, for the nine months ended November 30, 1994. TPI experienced a difficult quarter as apparel sales softened and competitive pressures forced discounting which reduced margins. TPI's results do not include December as TPI operates on a February 28 (29) year end. As a result of such competition, sales during the 1995 Christmas holiday season at retail sports apparel stores owned or franchised by the Company were lower than sales during such seasons in recent years.


   BlowOut Entertainment

   In a series of acquisitions culminating in May 1995, the Company acquired a 57 percent interest in E-1. E-1 operates "store within a store" retail video outlets which rent and sell video cassettes, video games, computer games and programs, and CD-ROM's in Wal-Mart Supercenter stores under the trade name "Blowout Video". In December 1995, the Company converted approximately $3.0 million of E-1 debt into E-1 common stock, increasing its interest in E-1 to approximately 93 percent. As of December 31, 1995, E-1 operated 78 stores in Wal-Mart Supercenter stores, all of which are participating retailers in the Company's PPT System. As of December 31, 1995, only 22 of the E-1 stores had been open for more than a year, and E-1 had not generated a profit.

   On August 31, 1995, the Company acquired certain assets of SEC consisting of 45 retail video "store within a store" outlets in Wal-Mart Supercenter stores and 25 retail video outlets in K-Mart and K-Mart "SuperK" stores. The acquired stores, which will be operated by the Company under the trade name "BlowOut Video", rent and sell video cassettes, video games, computer games and programs, and CD-ROM's and are participating retailers in the Company's PPT System. These operations were rapidly expanded over the last year and to date have not generated a profit.

   The Company and  E-1 are currently the  sole operators of  the "store within a store" video outlets in Wal-Mart stores and the Company is the operator of the single largest number of "store within a store" video outlets in K-Mart and K-Mart "SuperK" stores. In early 1996, the Company intends to reorganize its "store within a store" retail business into a single corporation to be named BlowOut Entertainment, Inc. ("BlowOut Entertainment"), which following such reorganization would be owned by the Company and the other current shareholders of E-1. All references herein to BlowOut Entertainment will be comprised of SEC, SVI and E-1 and assumes that such reorganization has been effected.

   The predecessor corporations of BlowOut Entertainment have entered into master leases with both Wal-Mart and K-Mart. Each individual video outlet lease under the Wal-Mart and K-Mart master leases is for a five-year term with an option to extend for an additional five years. The master leases do not require BlowOut Video to open additional video outlets in either Wal-Mart or K-Mart stores, and do not obligate Wal-Mart or K-Mart to lease additional video outlets to BlowOut Entertainment, BlowOut Entertainment has committed to Wal-Mart to open video outlets within 45 Supercenters in 1996. Wal-Mart has recently announced that it intends to open 110 Supercenters during 1996. Assuming Wal-Mart consents to leasing additional video outlets in such stores and assuming sufficient capital resources are available, it is currently contemplated that BlowOut Entertainment would open additional video outlets in many of such Supercenters. It is anticipated that BlowOut Entertainment would incur substantial opening and start-up costs in connection with the opening of additional stores (currently estimated to be $100,000 per store). BlowOut Entertainment will require substantial capital and management resources to open each new store, and there can be no assurance that BlowOut Entertainment will be able to obtain sufficient capital on reasonable terms or that it will be able to attract and retain a sufficient number of skilled store managers to implement its growth strategy. Furthermore, there can be no assurance that BlowOut Entertainment's "store within a store" video operations will generate a profit in the foreseeable future.

   Comparisons to the three month and nine month periods ended December 31, 1994 are not meaningful because of the acquisition of a controlling interest in E-1 (May, 1995) and SEC (September, 1995).

   Total revenue from BlowOut Entertainment increased to $6.3 million for the quarter ended December 31, 1995 from $0.3 million for the quarter ended December 31, 1994, an increase of $6.0 million. Total revenue from BlowOut Entertainment increased to $10.3 million for the nine months ended December 31, 1995 from $0.9 million for the nine months ended December 31, 1994, and increase of $9.4 million.

   Cost of sales was $2.2 million, an increase of $2.1 million over the $0.1 million recorded for the quarter ended December 31, 1994. Costs of sales was $4.2 million, an increase of $4.0 million over the $0.2 million recorded for the nine months ended December 31, 1994. As a percentage of total revenue, costs of sales increased to 35 percent for the quarter ended December 31, 1995 from 28 percent a year earlier. As a percentage of total revenue, costs of sales increased to 40 percent for the nine months ended December 31, 1995 from 26 percent a year earlier.

   Selling, general and administrative expenses increased to $5.3 million in the quarter ended December 31, 1995 from $0.3 million for the quarter ended December 31, 1994, an increase of $5.0 million. Selling, general and administrative expenses increased to $8.8 million in the nine months ended December 31, 1995 from $1.1 million for the nine months ended December 31, 1994. As a percentage of total revenue, selling, general and administrative expenses decreased to 84 percent for the quarter ended December 31, 1995 from 108 percent a year earlier. As a percentage of total revenue, selling, general and administrative expenses decreased to 86 percent for the nine months ended December 31, 1995 from 124 percent a year earlier.

   For the quarter ended December 31, 1995, BlowOut Entertainment recorded a loss before taxes of $0.9 million, or 15 percent of total revenue. This compares with a loss before taxes of $0.1 million, or 35 percent of total revenue, for the quarter ended December 31, 1994. For the nine months ended December 31, 1995, BlowOut Entertainment recorded a loss before taxes of $1.8 million or 17 percent of total revenue. This compares with a loss before taxes of $0.5 million, or 50 percent of total revenue, for the nine months ended December 31, 1994. Changes in revenues, cost of sales, selling and administrative costs and losses before taxes were due to the inclusion of E-1 as of June 1, 1995 and the acquisition of SEC as of September 1, 1995.

   Other Subsidiaries

   Other Subsidiaries is primarily comprised of a software development company. The software development company ceased operations on September 30, 1995. Total revenue from Other Subsidiaries was $0.0 million for the quarter ended December 31, 1995 and $0.2 for the quarter ended December 31, 1994. Total revenue from Other
   Subsidiaries, decreased to $0.6 million for the nine months ended December 31, 1995 from $0.7 million for the nine months ended December 31, 1994, a decrease of $0.1 million, or 17 percent.

   Selling, general and administrative expenses decreased to $0.1 million in the quarter ended December 31, 1995 from $0.2 million for the quarter ended December 31, 1994, a decrease of $0.1 million, or 51 percent. Selling, general and administrative expenses decreased to $0.8 million in the nine months ended December 31, 1995 from $0.9 million for the nine months ended December 31, 1994, a decrease of $0.1 million, or 11 percent. Other income (expense) was income of $0.1 million for the quarter ended December 31, 1995 and expense of $0.1 million for the nine months ended December 31, 1995. There was no other income (expense) for either the quarter or nine months ended December 31, 1994.

   For the quarter ended December 31, 1995, Other Subsidiaries recorded a loss before taxes of less than $0.1 million. This compares with net income before taxes of less than $0.1 million for the quarter ended December 31, 1994. For the nine months ended December 31, 1995, Other Subsidiaries recorded a loss before taxes of $0.4 million. This compares with a loss before taxes of $0.2 million for the nine months ended December 31, 1994.


   Corporate

   Selling, general and administrative expenses increased to $0.9 million in the quarter ended December 31, 1995 from $0.6 million in the quarter ended December 31, 1994, an increase of $0.3 million, or 37 percent. Selling, general and administrative expenses decreased to $2.5 million in the nine months ended December 31, 1995 from $3.4 million in the nine months ended December 31, 1994, a decrease of $0.9 million, or 27 percent. Other Income (Expense) decreased to less than $0.1 million for the quarter ended December 31, 1995 from $0.3 million in the quarter ended December 31, 1994, a decrease of $0.3 million, or 103 percent. Other Income (Expense) decreased to $0.4 million for the nine months ended December 31, 1995 from $1.0 million in the quarter ended December 31, 1994, a decrease of $0.6 million, or 62 percent. The Company recognized a tax provision of $0.7 million in the quarter ended December 31, 1995, as compared to a tax provision of $0.2 million in the quarter ended December 31, 1994. The Company recognized a tax benefit of $0.1 million in the nine months ended December 31, 1995, as compared to a tax provision of $1.0 million in the nine months ended December 31, 1994.


   Consolidated Balance Sheet

   Total assets increased from $64.5 million as of March 31, 1995 to $86.6 million as of December 31, 1995, an increase of $22.1 million. As of December 31, 1995, rental inventory had increased $6.6 million to $7.4 million from $0.8 million as of March 31, 1995. This increase is primarily due to the consolidation of E-1 and the acquisition of SEC. As of December 31, 1995, property and equipment had increased $3.9 million to $8.8 million from $4.9 million at year-end. Of this increase, approximately $1.7 million was related to the E-1 acquisition and $1.6 million was related to the SEC acquisition. At quarter-end, intangibles had risen to $15.9 million from $11.0 million at the end of fiscal year 1995, an increase of $4.9 million. Most of this amount was related to the acquisition of E-1 and SEC. All warrants which the Company issued during the quarter ended June 30, 1994, have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $3.5 million has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For the quarter expense associated with the warrants was $0.2 million.


   LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1995, the Company had cash and other liquid investments of $6.2 million, compared to $10.7 million at March 31, 1995. At December 31, 1995, the Company's current ratio (current assets/current liabilities) declined to 1.15 from 1.49 at March 31, 1995. This decline was primarily attributable to the funding of E-1's operations.

   The Company has an agreement with a financial institution for a line of credit in the amount of $10.0 million. The agreement expires on October 27, 1996. Interest is payable monthly at a rate that varies in relation to the bank's prime rate plus .5 percent. The lender has been granted a warrant to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line of credit is secured by substantially all of the Company's assets, excluding TPI's. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum quick ratio and minimum ratio of total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. During the quarter ended December 31, 1995, the Company borrowed $4.7 million under the line of credit and repaid $2.0 million. As of December 31, 1995, $2.7 million remained outstanding under the line of credit. The Company expects to extend the line of credit beyond October 1996.

   In July 1995, TPI entered into a $6.0 million line-of-credit agreement with a financial institution. Interest on borrowings under this credit agreement accrue at the bank's prime rate plus .25 percent. Borrowings are collateralized by TPI's accounts receivable and inventory, and require monthly payments of accrued interest. The available borrowing under this agreement is the lesser of $6.0 million or the borrowing base as described in the agreement with the final $1.0 million being available only with a concurrent cash equity infusion to TPI of an equal dollar amount. The credit agreement expires on July 31, 1997. As of December 31, 1995, $3.1 million was borrowed on the line of credit.

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

   Working capital, which may be needed to fund possible increases in inventory and fixed assets associated with the increase in company-owned sports apparel stores, is expected to be provided by existing bank credit agreements.

   The Company has established a retailer financing program whereby the Company will provide financing on a selective basis to certain video retailers which the Company believes demonstrate prospects for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in such retailer. Each loan or investment generally ranges from $0.2 million to $2.0 million. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. The Board of Directors has authorized up to $14.0 million to be used in connection with the Company's retailer financing program, and as of December 31, 1995, the Company had loaned or invested approximately $7.1 million and had made oral or written commitments for substantially the rest of the authorized amount. These financings are speculative in nature and involve a high degree of risk, and no assurance can be given that the Company will earn a satisfactory return, if any, from such investments. The investments are accounted for at cost as all investments represent less than 10 percent of the entity's equity. Notes obtained in connection with this program have payment terms that vary according to the individual loan agreements and are due in 1995 through 1999. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 3 percent. As the loans or investments are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. As of December 31, 1995, the Company had reserved approximately $1.9 million, or 26% of the total amount the Company had made in loans and investments under its retailer financing program. In this regard, the Company's acquisition of its initial interest in E-1 resulted from an investment made pursuant to its retailer financing program.

   In early 1996, the Company and E-1 intend to reorganize the Company's and E-1's "store within a store" retail business into BlowOut Entertainment. BlowOut Entertainment will need to obtain additional equity or debt financing to support its expansion plans and to continue operating. BlowOut Entertainment is currently exploring the possibility of obtaining debt and equity financing from various private investors and is working with investment banking firms to explore these and other possible equity financings. There can be no assurance that any such financing will be available on terms acceptable to BlowOut Entertainment or that BlowOut Entertainment will be able to acquire such additional financing as quickly as may be required to successfully implement BlowOut Entertainment's current growth plans.

   The Company currently believes it may be beneficial to operate the TPI business and the BlowOut Entertainment business independently of the Rentrak Home Entertainment business. In this regard, the Company is currently exploring possible alternatives to restructure the TPI and the BlowOut Entertainment businesses to achieve this end. In conjunction with any such restructuring, the Company could be required to take substantial write downs, primarily of intangible assets.

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

            (b)  Reports on Form 8-K - One

                 Item 7 - Financial Statement and Exhibits - filed November 14, 1995



                                 SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated this 13th day of February, 1996


                RENTRAK CORPORATION:

                /S/ F. Kim Cox

                F. Kim Cox
                Executive Vice President and
                   Chief Financial Officer

                Signing on behalf of the registrant