Form 10-K
period 1996-03-31
RENTRAK CORP
filed 1996-07-01
CIK 800458

                                               This filing consists of 95 pages.
                                               The Exhibit Index is on Page 56.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

  X       Annual Report Pursuant to Section 13 or 15 (d) of the Securities
- -----     Exchange Act of 1934 for fiscal year ended March 31, 1996 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
- -----     Exchange Act of 1934

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

                            Yes   X       No
                                -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

     As of June 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ was $4.3125.

(Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 25, 1996. Includes shares held by certain depository organizations.)

     As of June 25, 1996, the Registrant had 12,139,639 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS
                                 FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page
- ----                                                                        ----

1.   Business                                                                 3

2.   Properties                                                              10

3.   Legal Proceedings                                                       10

4.   Submission of Matters to a Vote of Security Holders                     11

                                     PART II

5.   Market for the Registrant's Common Stock and Related                    11
     Stockholder Matters

6.   Selected Financial Data                                                 12

7.   Management's Discussion and Analysis of Financial                       13
     Conditions and Results of Operations

8.   Financial Statements and Supplementary Data                             23

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     23

                                    PART III

10.  Directors and Executive Officers of the Registrant                      53

11.  Executive Compensation                                                  53

12.  Security Ownership of Certain Beneficial Owners                         53
     and Management

13.  Certain Relationships and Related Transactions                          53

                                     PART IV

14.  Exhibits, Financial Statement Schedules and                             54
     Reports on Form 8-K

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     The Company's primary business is the distribution of video cassettes to home video specialty stores under its Pay Per Transaction program through its Rentrak Home Entertainment division ("RHE"). In addition, the Company operates a number of "store within a store" retail video outlets which rent and sell video cassettes in Wal-Mart and K-Mart stores through its BlowOut Entertainment Inc., ("BlowOut") subsidiary. The Company also operates a number of retail stores which sell professional and college licensed sports apparel merchandise through its Pro Image Inc., (Pro Image) subsidiary.

     The Company approved plans to discontinue the operations of Pro Image and BlowOut. [See Note 15 of the Notes to The Consolidated Financial Statements and See "Business/License Sports Apparel" and "Business/Video Retail".]


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

     The Company markets its PPT System service throughout the United States and Canada. The Company also owns a twenty-five percent interest in K.K. Rentrak Japan, a Japanese corporation which markets a similar service to video retailers in Japan. Prior to June 16, 1994, the Company's ownership position in K.K. Rentrak Japan was thirty three and one-third percent.

     Under conventional distribution, a Program Supplier sells the Cassette to a distributor for an average price of approximately $62. The distributor then sells the Cassette to a Retailer for an average price of approximately $67. The Retailer then rents the Cassette to the consumer at an average price of $2.50 and retains all of the rental revenue.

     The Company currently offers substantially all of the titles of thirty-three companies, including Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation, and Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company. The Company's arrangements with Program Suppliers have been of varying duration,
scope and formality.   The Company has one program supplier that supplied
product that generated 39 percent, a second that generated 21 percent, and a third that generated 15 percent of Rentrak revenues for the year ended March 31, 1996. There were no other program suppliers who provided product accounting for more than 10 percent of sales for the year ended March 31, 1996. In some cases, the Company has obtained Cassettes pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all Cassettes released for distribution by such Program Supplier will be provided to the Company for the PPT System. Many of the Company's agreements with suppliers may be terminated upon relatively short notice. There can be no assurance that any of the Program Suppliers will continue to distribute through the Company's PPT System, continue to have available for distribution Cassettes which the Company can distribute on a profitable basis, or continue to remain in business. Even if Cassettes are otherwise available from Program Suppliers to the Company, there can be no assurance that they will be made available on terms
acceptable to the Company.   During the last three years, the Company has not
experienced any material deficiency in its ability to acquire cassettes which are suitable for the Company's markets on acceptable terms and conditions from Program Suppliers who have agreed to provide the same to the Company.

     Certain Program Suppliers have requested and the Company has provided financial or performance commitments from the Company, including advances, warrants, letters of credit or guarantees as a condition of obtaining certain titles. The Company has provided such commitments primarily to induce Program Suppliers to begin participation in the PPT System and to demonstrate its financial benefits. The Company determines whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier's success with such titles prior to home video distribution and the Company's assessment of expected success in home rental distribution. The Company intends to continue this practice of providing such commitments and there can be no assurance that this practice will not in the future result in losses which may be material.


DISTRIBUTION OF CASSETTES

     The Company's proprietary RPM Software allows the Retailer to order Cassettes through their Point of Sale (POS) system and provides the Retailer with substantial information regarding all offered titles. Ordering occurs via a networked computer interface. To further assist the Retailer in ordering, the Company also produces a monthly product catalogue called "Ontrak."

     To be competitive, Retailers must be able to rent their Cassettes on the "street date" announced by the Program Supplier for the title. The Company distributes its Cassettes via overnight air courier to assure delivery to Participating Retailers on the street date. The costs of such distribution comprises a portion of the Company's cost of sales.


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

     The Company's computer processes these transactions and prepares reports for Program Suppliers and Retailers. In addition, it determines variations from statistical norms for potential audit action. The Company's computer also transmits information on new titles and confirms orders made to the RPM Software at the Retailer location.

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


RETAILER FINANCING PROGRAM

     The Company has established a retailer financing program whereby on a selective basis, the Company will provide financing to video retailers which the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5 - 20 years). Under these agreements, retailers are typically required to obtain all of their requirements of cassettes offered under the PPT system or obtain a minimum amount of cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of June 25, 1996, the Company has invested or made oral or written commitments for substantially all of the $14 million authorized for this program. [See Note 4 of the Notes to the Consolidated Financial Statements.]

As of March 31, 1996, the Company has invested or loaned approximately $7.3 million under the program. Because of the financial condition of a number of these retailers, the Company significantly increased its reserves to approximately $6.0 million of the original loan or investment amount. Of the $1.3 million which has not been reserved at March 31, 1996, $1 million of it was received by the Company subsequent to fiscal year end.


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

     In addition to the direct competition described above, the Company faces indirect competition from alternative delivery technologies which are intended to provide video entertainment directly to the consumer. These technologies include: 1) direct broadcast satellite transmission systems, which broadcast movies in digital format direct from satellites to small antennas in the home;
2) cable systems which may transmit digital format movies to the home over cable systems employing fiber-optic technology and 3) pay cable television systems, which may employ digital data compression techniques to increase the number of channels available and hence the number of movies which can be transmitted. Another source of indirect competition comes from Program Suppliers releasing titles intended for "sell-through" rather than rental to consumers at approximately $20 to $30. To date, such "sell-through" pricing has generally been limited to certain newly released hit titles with wide general family appeal. As the Company's business is dependent upon the existence of a home video rental market, a substantial shift in the video business to alternative technologies or "sell-through" policies could have a material adverse effect on the Company's business.


FOREIGN OPERATIONS

     On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co., Ltd. (CCC), a Japanese corporation, which is Japan's largest video specialty retailer. CCC believes it represents over ten (10%) percent of the retail video rental market in Japan. Pursuant to the agreement, the parties formed Rentrak Japan, a corporation, which is presently owned twenty-five percent by the Company and seventy-five percent by CCC's shareholder Company, Tsutaya Shoten Co., Ltd. Rentrak Japan was formed to implement the Company's PPT Program in Japan, with future expansion to The Philippines, Singapore, Taiwan, Hong Kong, South Korea, North Korea, China, Thailand, Indonesia, Malaysia and Vietnam. The Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements. On August 6, 1992, the Company entered into an expanded definitive agreement with CCC to develop Rentrak's PPT Program in certain markets throughout the world.

     Prior to June 16, 1994 the Company owned a thirty three and one-third percent interest in Rentrak Japan. On June 16, 1994, the company and CCC entered into an amendment to the definitive agreement (the "agreement"). Pursuant to this agreement, as amended, the Company will receive a royalty of 1.67% for all sales of up to $47,905,000 plus one-half of one percent of sales greater than $47,905,000 in each royalty year which is June 1 - May 31. The amendment provides for payment to the Company of a one time royalty of $2,000,000 payable $1,000,000 by July 31, 1994, which the Company received, and $1,000,000 no later than March 31, 1999. The Company also sold to CCC 34 shares of Rentrak Japan reducing the Company's ownership in Rentrak Japan to twenty-five percent from thirty three and one-third percent. The term of the Agreement has been extended from the year 2001 to the year 2039.


TRADEMARKS, COPYRIGHTS, AND PROPRIETARY RIGHTS

     The Company has registered its "RENTRAK", "PPT", "Pay Per Transaction", "Ontrak", "BudgetMaker", "DataTrak", "Prize Find" and "BlowOut Video" marks under federal trademark laws. The Company has applied and obtained registered status in several foreign countries for many of its trademarks. The Company claims a copyright in its RPM Software and considers it to be proprietary.

EMPLOYEES

     As of March 31, 1996, including all subsidiaries, the Company employs 1,668 full-time employees. The Company considers its relations with its employees to be good. As of March 31, 1996, RHE employed 206 full-time employees.


LICENSED SPORTS APPAREL

     In March 1996, The Board of Directors approved in principal the spin-off of The Pro Image Inc., ("Pro Image") into a separate public company pursuant to which Rentrak would dividend to its shareholders shares of Pro Image representing 100% ownership of Pro Image. Since then, the Company has been approached by parties interested in acquiring Pro Image. This divestiture is expected to be completed by fiscal year end. The proposed divestiture through stock dividend is subject to a number of conditions, including formal declaration of a dividend by the Board of Directors.

     On October 15, 1993, the Company acquired all of the outstanding shares of common stock of Pro Image, a Utah corporation. At the time of acquisition Pro Image was primarily a franchisor of retail sports apparel stores, with approximately 200 franchisees. On August 31, 1994, the Company acquired all of the outstanding common stock of Team Spirit, Inc. ("Team Spirit"). Team Spirit at that time operated 39 sports licensed apparel stores in fifteen states primarily located in the Midwestern United States. Simultaneous with the acquisition, Rentrak transferred all of the assets of Team Spirit to Pro Image and Team Spirit became a wholly owned subsidiary of Pro Image.

     On October 5, 1994, Rentrak acquired all of the outstanding common stock of Image Makers, Inc, and Barenz-Runia, Inc. These companies were franchisees of Pro Image and operated seven stores in the Pacific Northwest. On July 10, 1995, Rentrak acquired certain assets of Carlson Interest Incorporated ("Carlson"). This company was a franchisee of Pro Image and operated seven stores in the midwestern United States. Simultaneous with these acquisitions, the net assets of the combined companies were transferred to Pro Image.

     As of March 31, 1996, Pro Image had approximately 167 franchise stores in 43 states, Canada, Germany, Mexico, Japan, Korea and Indonesia. Pro Image also operates 66 company-owned retail stores in 28 states throughout the country.
The franchisees and company-owned stores are primarily located in major regional malls. Pro Image also generates revenue via sales of product to franchisees. These sales are provided as a service to the franchisees and are not profitable.


INTERNATIONAL FRANCHISING

     Another area of potential growth in Pro Image's business is international franchising. In 1996, Pro Image sold master franchise agreements in Japan, Korea, Indonesia, Malaysia and United Arab Emirates and generated $1.0 million in international franchise fees. In signing international master franchise agreements, Pro Image contracts with an individual residing in the applicable country, providing rights to the trademarks and tradenames as well as training and support. Pro Image receives an initial franchise fee as well as a percentage of royalties on all subsequent franchises sold by the master franchisee.


SEASONALITY

     Pro Image's regional mall-based stores are heavily dependent on the Christmas holiday season. Approximately 35% of annual sales and the majority of the profits in mall-based stores are generated in the months of November and December.

COMPETITION

     Pro Image faces intense competition for customers and for suitable store locations from a variety of retailers. Pro Image competes with traditional and specialty retailers (regional chains, specialty stores, local operators and mail order companies), mass merchandisers (discount stores and department stores) and large format retailers (warehouse and superstore operators). Some of these competitors have substantially greater resources than the Company.


FOREIGN OPERATIONS

     Pro Image currently has 19 franchise stores in Canada, 2 in Mexico, 1 in Japan and 1 in Germany. In addition, during the first quarter of fiscal 1996, Pro Image signed master franchise agreements in Korea, Japan, Indonesia, Malaysia and United Arab Emirates


TRADEMARKS, COPYRIGHTS, AND PROPRIETARY RIGHTS

     The Company owns the registered marks, "The Pro Image", "The Pro Image U Shop", "The Pro Image Everything For The Sports Fan" and "The Pro Image Campus".


EMPLOYEES

     As of March 31, 1996, Pro Image employed 393 employees. None of Pro Image's employees are represented by a labor union. Pro Image considers its relations with its employees to be good.


VIDEO RETAIL

     In June 1996, the Board of Directors of the Company approved in principal the spin-off of BlowOut into a public company pursuant to which Rentrak would dividend to its shareholders shares of BlowOut representing 73.1 percent ownership of BlowOut. Rentrak will retain 19.9 percent and certain minority shareholders will retain 7 percent. Final disposition of BlowOut is expected to be completed by fiscal year end. The proposed divestiture through a stock dividend is subject to a number of conditions, including formal declaration of a dividend by the Board of Directors.

     The Company's 93 percent owned subsidiary, BlowOut Entertainment, Inc. (BlowOut) is engaged in the business of operating "store within a store" retail video outlets which rent and sell motion picture video cassettes, video games, computer games and programs on CD-Rom in Wal-Mart Super Centers, Super Kmart Centers and Ralph's grocery stores. As of March 31, 1996, BlowOut operated 187 stores.

     On August 31, 1994, the Company acquired 169,230 newly issued shares of common stock of Entertainment One, Inc (E-1) valued at $338,460 in lieu of a financing fee associated with $1,700,000 of financing provided by the Company to E-1. On December 1, 1994, the Company acquired 500,000 newly issued shares of common stock in E-1 at $2.00 per share. On May 26, 1995, the Company purchased 3,200,000 shares of common stock of E-1 from an E-1 stockholder at $.004 per share. Following the acquisition, the Company owned approximately 57 percent of the outstanding shares of E-1.

     On October 20, 1995, the Company purchased from E-1 $985,591 principal amount of convertible debentures, all of which were converted into 13,798,275 shares of common stock of E-1 on December 15, 1995. Also on December 15, 1995, the Company converted a $2,000,000 line of credit that it had provided to E-1 into 28,000,000 shares of common stock of E-1. Following these transactions, the Company owned 93 percent of the outstanding shares of E-1.

     On August 31, 1995, the Company acquired certain assets and assumed certain liabilities of Supercenter Entertainment Corporation (SEC), which constituted the Wal-Mart and Kmart "store within a store" video retail operations of SEC. The Company issued 878,000 shares of Rentrak common stock with an aggregate market value of approximately $5,200,000 in consideration for the SEC business.


DEVELOPMENT COSTS; LACK OF PROFITABILITY

     Substantial capital outlays are required to open each new store. BlowOut's operating cash flow is not sufficient to fund all of the planned expansion, and as a result BlowOut will have to obtain other debt or equity financing or expand less aggressively. There can be no assurance that either the Company or BlowOut will be able to obtain any such additional financing on reasonable terms. Furthermore, BlowOut has not operated at a profit and there can be no assurance that it will at any time in the foreseeable future.


SEASONALITY

     Future operating results may be affected by the number and timing of store openings, the quality of new release titles available for rental and sale, weather and other special and unusual events. In addition, any concentration of new store openings and related new store pre-opening costs near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter. See "Competition" under PPT Business for further information.


COMPETITION

     The video rental industry is highly competitive, with numerous national, regional and local video operators. Competitors such as Blockbuster Video have substantially greater financial resources and marketing capabilities. Because a majority of the Wal-Mart and K-Mart stores in which BlowOut operates retail video outlets are located in rural areas, the video operations also face competition from supermarket rental operations, one of the fastest growing segments of the video rental market. In addition, BlowOut competes with a number of other leisure and retail entertainment providers, including television, movie theaters, bowling alleys and sporting events.

     Both the Company and BlowOut's retail video operations are subject to the same competition from alternative delivery technologies for home video entertainment as the PPT System. See "Competition" under PPT business for further information.


DEPENDENCE ON WAL-MART

     BlowOut has entered into master leases with Wal-Mart and K-Mart. Of the 187 stores opened, 75 percent are located inside Wal-Mart. The master leases provide for an initial five-year term for each new store, with an additional five-year optional renewal term. Either party to the Wal-Mart lease can elect to close stores which fail to generate a minimum level of revenues, and any such closure at the request of BlowOut would require BlowOut to pay Wal-Mart a termination fee of $3,000 for each store closed. BlowOut does not have any exclusive right to open stores or any control over the geographic area or market in which the new stores will be located. The master leases also allow Wal-Mart under certain conditions, to establish minimum price points on videocassette titles which are being sold in particular Wal-Mart stores.

     BlowOut is highly dependent on its relationships with its host stores. There can be no assurance that Wal-Mart, K-Mart or Ralph's will open additional stores in locations which are commercially viable for retail video operations, or that the number of future stores opened by Wal-Mart or K-Mart will meet BlowOut's current expansion plans. Either host store could change its development or operation plans at any time, and there can be no assurance that BlowOut will be able to operate stores within either the Wal-Mart or K-Mart stores for any period of time following the expiration of the term of each store's lease provided in the master leases. Furthermore, if either Wal-Mart, K-Mart or Ralph's terminates its relationship with BlowOut, there can be no assurance that BlowOut could find a suitable retail mass merchant with sufficient stores to support their "store within a store" retail concept.


EMPLOYEES

     As of March 31, 1996, BlowOut employed 1,010 employees. BlowOut considers its relations with its employees to be good.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Note 14 of the Notes to the Consolidated Financial Statements.


ITEM 2.   PROPERTIES

     The Company currently maintains its executive offices in Portland, Oregon where it leases a 30,000 square foot building for its executive offices. The Company's lease expires on November 30, 1997. During 1995, the Company entered into a lease agreement for a new 53,566 square foot corporate headquarters which is currently under construction. This new lease begins on January 1, 1997 or when the building is available and expires on December 31, 2006. The Company maintains its distribution facilities in Wilmington, Ohio where it leases 102,400 square feet. The Company's lease expires on June 7, 2002. Pro Image leases it's corporate headquarters offices at Bountiful, Utah in an 11,500 square foot office building. Pro Image's corporate stores are leased facilities located throughout the country. The average size of a Pro Image corporate store is approximately 2,000 square feet. BlowOut's retail stores are leased under master lease agreements with Wal-Mart, K-Mart and Ralphs throughout the United States. The Wal-Mart and K-Mart master leases are for an initial five-year term for each new store, with an additional five-year optional renewal term. Management believes its office and warehouse space is adequate and suitable for its current and foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

     Subsequent to year end, a lawsuit was filed against Pro Image in Los Angeles County Superior Court by Stewart Jin Park, claiming $3 million in compensatory damages plus punitive damages, costs and attorney fees for breach of contract and other claims based upon the alleged refusal to award him certain franchises. Pro Image believes this law suit is without merit and intends to contest the matter vigorously. Management is of the opinion that the ultimate outcome of this matter will not have a material, adverse effect on Rentrak's financial position or results of operations.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions should not materially affect the financial position or results of operations of the Company as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER MATTERS

     The Company's common stock, $.001 par value, is traded on the NASDAQ National Market System and prices are quoted on the NASDAQ National Market System under the symbol "RENT". Prior to the Company's public offering on November 14, 1986, there was no public market for the common stock. As of June 25, 1996 there were approximately 416 holders of record of the Company's common stock. On June 25, 1996, the closing sales price of the common stock as quoted on the NASDAQ National Market System was $4.375.

      The following table sets forth the reported high and low sales prices of the common stock for the period indicated as regularly quoted on the NASDAQ National Market System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
   QUARTER ENDED                                HIGH                     LOW
- -------------------------------------------------------------------------------
JUNE 30, 1994                                  $ 7.50                  $ 4.75
- -------------------------------------------------------------------------------
SEPTEMBER 30, 1994                             $ 9.375                 $ 6.25
- -------------------------------------------------------------------------------
DECEMBER 31, 1994                              $ 9.25                  $ 6.25
- -------------------------------------------------------------------------------
MARCH 31, 1995                                 $ 8.75                  $ 6.25
- -------------------------------------------------------------------------------
JUNE 30, 1995                                  $ 7.00                  $ 4.575
- -------------------------------------------------------------------------------
SEPTEMBER 30, 1995                             $ 6.625                 $ 5.375
- -------------------------------------------------------------------------------
DECEMBER 31, 1995                              $ 6.625                 $ 4.625
- -------------------------------------------------------------------------------
MARCH 31, 1996                                 $ 5.875                 $ 4.25
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


DIVIDENDS:

     No cash dividends have been paid or declared during the last five fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of the Company's business. The Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                             (In Thousands, Except Per Share Amounts)
                                                                                         Year Ended March 31,

                                                             -------------------------------------------------------------------
                                                                1992            1993           1994          1995          1996
                                                             -------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA
  Net revenues:
    Processing fees                                          $   2,260       $  2,299       $  1,662       $  1,114     $    551
    Handling fees                                               11,063         12,170         13,712         18,052       25,716
    Transaction fees                                            27,738         33,399         40,967         49,904       70,187
    Sell-through                                                 5,196          4,980          5,665          8,923       10,601
    Other                                                        1,165          1,237          1,955          6,555        6,211
    International operations                                         0            200            116              0            0
                                                             -------------------------------------------------------------------
  Total net revenues                                            47,422         54,285         64,077         84,548      113,266
  Cost of sales                                                 37,759         41,297         49,697         66,375       95,168
                                                             -------------------------------------------------------------------
  Gross profit                                                   9,663         12,988         14,380         18,173       18,098

  Selling and administrative expense                            10,138         14,742         14,008         15,527       20,860
  Suspension of European operations                                  0              0            901              0            0
  Other income (expense)                                           242            521            538          3,522          681
                                                             -------------------------------------------------------------------

  Income (loss) from continued operations before
   benefit (provision) for income taxes, minority
   partner interests and extraordinary item                       (233)        (1,233)             9          6,168       (2,081)

  Income tax benefit (provision)                                     0           (305)           764           (768)         595
                                                             -------------------------------------------------------------------

  Income (loss) from continued operations before
   minority partner interests and extraordinary item              (233)        (1,538)           773          5,400       (1,486)

  Losses attributable to minority partner
   interests                                                         0            649            131              0            0
                                                             -------------------------------------------------------------------
  Income (loss) from continued operations before
   extraordinary item                                             (233)          (889)           904          5,400       (1,486)

  Discontinued Operations: (1)
    Loss from operations of discontinued subsidiaries
      less applicable income tax provision (benefit)                             (286)           (91)          (287)     (18,700)
    Loss on disposal of subsidiaries                                                                                     (12,100)

  Extraordinary item, income tax benefit from
    carryforward of net operating losses                             0            280              0              0            0
                                                             -------------------------------------------------------------------
  Net income (loss)                                           $   (233)      $   (895)      $    813       $  5,113     $(32,286)
                                                             -------------------------------------------------------------------
                                                             -------------------------------------------------------------------

  Net income (loss) per share - assuming issuance
   of all dilutive contingent shares
     Continuing operations                                   $   (0.03)      $  (0.07)      $   0.09       $   0.42     $  (0.12)
     Discontinued operations                                      0.00          (0.03)         (0.01)         (0.02)       (2.56)
                                                             -------------------------------------------------------------------
  Net income (loss)                                          $   (0.03)      $  (0.10)      $   0.08         $ 0.40     $  (2.68)
                                                             -------------------------------------------------------------------
                                                             -------------------------------------------------------------------

  Common shares and common share equivalents
   outstanding                                                   8,552          9,306         10,162         14,317       12,019



                                                                                  March 31,
                                                             -------------------------------------------------------------------
                                                                  1992           1993           1994           1995         1996
                                                             -------------------------------------------------------------------
BALANCE SHEET DATA (2)
  Working Capital                                            $  18,875       $ 17,116       $ 16,155       $ 12,897     $(12,579)
  Total Assets                                                  27,582         34,824         44,620         64,818       56,252
  Long-term Debt                                                     5              0              0              0            0
  Stockholders' Equity                                          21,398         22,722         29,523         40,292       14,404



(1)  Discontinued Operations includes the operations of TPI and BlowOut.
     Results of operations in 1993 reflect only those of BlowOut as TPI was acquired during fiscal year 1994. Additional acquisitions were made by TPI and BlowOut during 1995 and 1996, therefore comparisons between years are not meaningful. See acquisitions footnote 8 and discontinued operations footnote 15 in the consolidated financial statements.
(2) The 1995 and prior balance sheets have not been restated for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding revenue growth, gross profit margin and liquidity constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: non-renewal of line of credit, business conditions and growth in the video industry and general economics, both domestic and internationals; competitive factors, including increased competition, new technology, and the continued availability of cassettes from Program Suppliers.


RESULTS OF OPERATIONS

As discussed in the Notes to the Consolidated Financial Statements, the Company approved plans to discontinue the operations of Pro Image and BlowOut. Accordingly the financial results of these entities are reflected as discontinued operations in the March 31, 1996 financial statements, and the previous years' statements of operations have been restated to reflect these entities as discontinued. The 1995 and prior balance sheets have not been restated.

For a more meaningful analysis, results are presented for three groups of operations: Continuing Operations which is comprised primarily of Domestic PPT Operations, including Canada PPT Operations; Discontinued Operations of Pro Image; and Discontinued Operations of BlowOut. The following table(s) breaks out these groups for the years ended March 31, 1996, 1995 and 1994. All significant intercompany transactions have been eliminated except for those transactions between continuing and discontinued operations which are expected to continue in the future after disposition of the entities. This analysis is to be read in conjunction with the Company's Consolidated Financial Statements.

                               Rentrak Corporation
                             Statement of Operations
  For the Twelve Months Ended March 31, 1994, March 31, 1995 and March 31, 1996


                                                           March 31,            March 31,            March 31,
Continuing Operations                                        1994                1995                1996
                                                          ----------------------------------------------------
Revenue                                                    $64,076,512         $84,547,899        $113,266,320

Operating Costs and Expenses
 Cost of Sales                                              49,697,063          66,374,471          95,167,529
 Selling & Administrative                                   14,908,294          15,526,912          20,859,923
                                                          ----------------------------------------------------

Income/(Loss) from Operations                                 (528,845)          2,646,516          (2,761,132)

Other Income                                                   538,044           3,522,039             680,671
                                                          ----------------------------------------------------

Income/(Loss) for Continuing Operations
Before (Provision) Benefit for Income Taxes                      9,199           6,168,555          (2,080,461)

 Income Tax (Provision) Benefit                                763,919            (768,045)            594,792
                                                          ----------------------------------------------------

Income/(Loss) from Continuing Operations                       773,118           5,400,510          (1,485,669)

 Losses Attributable to Minority Partner Interests             130,918                   0                   0

 Income/(Loss) From Operations of
 Discontinued Subsidiaries, Net of Income Taxes                (90,971)           (286,987)        (18,700,000)

 Loss on Disposal of Discontinued Subsidiaries                       0                   0         (12,100,000)
                                                          ----------------------------------------------------

Net Income (Loss)                                             $813,065          $5,113,523        ($32,285,669)
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------

                               Rentrak Corporation
                             Statement of Operations
  For the Twelve Months Ended March 31, 1994, March 31, 1995 and March 31, 1996


                                                             March 31,           March 31,           March 31,
Discontinued Operations - Pro Image                            1994                1995                1996
                                                            --------------------------------------------------

Revenue                                                     $3,950,705         $26,363,211         $39,131,760

Operating Costs and Expenses
 Cost of Sales                                               2,245,000          16,840,331          24,325,523
 Selling & Administrative                                    1,264,924           9,252,704          19,383,052
 Other Expense - Writeoff of Intangible Assets                       -                   -           9,179,239
                                                            --------------------------------------------------

Income/(Loss) from Operations                                  440,781             270,176         (13,756,054)

Other Income (Expenses)                                        (61,450)           (130,754)           (242,299)
                                                            --------------------------------------------------

Net Income (Loss) Before Tax Provision                        $379,331            $139,422        ($13,998,353)
                                                            --------------------------------------------------
                                                            --------------------------------------------------

Discontinued Operations - Blowout Entertainment

Revenue                                                       $869,270          $1,255,121         $17,466,804

Operating Costs and Expenses
 Cost of Sales                                                 219,764             318,526          13,961,420
 Selling & Administrative                                    1,119,980           1,403,818          10,074,040
                                                            --------------------------------------------------
Income/(Loss) from Operations                                 (470,474)           (467,223)         (6,568,656)

Other Income (Expenses)                                            172                   0            (689,103)
                                                            --------------------------------------------------

Net Income (Loss) Before Tax Provision                       ($470,302)          ($467,223)        ($7,257,759)
                                                            --------------------------------------------------
                                                            --------------------------------------------------

Discontinued Operations - Combined
   Pro Image & BlowOut Entertainment

Revenue                                                     $4,819,975         $27,618,332         $56,598,564

Operating Costs and Expenses
 Cost of Sales                                               2,464,764          17,158,857          38,286,943
 Selling & Administrative                                    2,384,904          10,656,522          29,457,092
 Other Expense - Writeoff of Intangible Assets                       -                   -           9,179,239
                                                            --------------------------------------------------
Income/(Loss) from Operations                                  (29,693)           (197,047)        (20,324,710)

Other Income (Expenses)                                        (61,278)           (130,754)           (931,402)
                                                            --------------------------------------------------
Net Income (Loss) Before Tax Provision                         (90,971)           (327,801)        (21,256,112)

 Income Tax (Provision) Benefit                                      0              40,814           2,556,112
                                                            --------------------------------------------------
Net Income (Loss)                                             ($90,971)          ($286,987)       ($18,700,000)
                                                            --------------------------------------------------
                                                            --------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

CONTINUING OPERATIONS - DOMESTIC PPT OPERATIONS AND OTHER CONTINUING
SUBSIDIARIES

     For the year ended March 31, 1996, total revenue increased $28.8 million, or 34 percent, rising to $113.3 million from $84.5 million in the prior year. Total revenue includes the following fees: processing fees generated when retailers are approved for participation in the PPT system; handling fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan; and sale of video cassettes.

     The increase in total revenue and the increases described in the following paragraphs were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT system from the Company (the "Participating Retailers"); (ii) the number of participating program suppliers ("Program Suppliers"), primarily Buena Vista; (iii) the number of titles released to the system; and (iv) the total number of Cassettes leased under the system. By fiscal year-end, the number of Participating Retailers had grown 29 percent to 4,659 from 3,614 a year earlier. As of March 31, 1996, there were 3,922 retailers located in the United States and 737 located in Canada.

     In fiscal 1996, processing-fee revenue decreased to $0.6 million from $1.1 million in fiscal 1995, a decline of $0.5 million, or 45 percent. The decrease was due to a reduction in the amount of processing fees charged. During the year, handling-fee revenue rose to $25.7 million from $18.1 million in fiscal 1995, an increase of $7.6 million, or 42 percent. Transaction-fee revenue totaled $70.0 million, an increase of $20.1 million, or 40 percent, from $49.9 million the previous year. Sell-through revenue was $10.6 million in fiscal 1996 as compared to $8.9 million in fiscal 1995, an increase of $1.7 million, or 19 percent.

     Royalty revenue from Rentrak Japan decreased to $1.2 million during fiscal 1996 from $1.8 million the previous year. Included in fiscal 1995's royalty revenue was a nonrecurring payment of $1.0 million.

     Cost of sales in fiscal 1996 rose to $95.2 million from $66.4 million the prior year, an increase of $28.8 million, or 43 percent. The increase is primarily due to the increase in revenues noted above. In addition, fiscal 1996 includes a charge of $2.2 million to increase reserves against advances made to program suppliers. In fiscal 1996, the gross profit margin decreased to 16 percent from 21 percent the previous year. In addition to the one-time charge noted above, the decrease reflects an increase in major motion picture studio product, which traditionally has a lower gross margin.

     Selling, general and administrative expenses were $20.9 million in fiscal 1996 compared to $15.5 million in fiscal 1995. This increase of $5.4 million, or 34 percent, was primarily due to the following one time charges: An increase of approximately $3.0 million in the reserves against loans and investments in retailers; other reserves against assets of $1.4 million; and $1.5 million in advertising co-op allowances in excess of amounts retained from program suppliers. As a percentage of total revenue, selling, general and administrative expenses was 18 percent in both years.

     Other income decreased from $3.5 million in fiscal 1995 to $0.7 million for fiscal 1996, a decrease of $2.8 million. In 1995, other income included a gain of $2.8 million on the sale of certain investment securities held for sale.

     For the year ended March 31, 1996, Domestic PPT Operations recorded a pre-tax loss of $2.1 million, or 2 percent of total revenue, compared to a pre-tax profit of $6.2 million, or 7 percent of total revenue, in fiscal 1995. This decrease is due to the one time charges noted above.

     Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of a software development company and other video retail and wholesale operations.

The operations of the software development company, which were immaterial, were curtailed in fiscal 1996. Total revenue from Other Subsidiaries increased to $5.2 million in fiscal 1996 from $4.8 million in fiscal 1995, an increase of $0.4 million, or 8 percent. Cost of sales was $2.5 million, an increase of $0.6 million over the $1.9 million recorded in fiscal 1995. Selling, general and administrative expenses decreased to $2.6 million in fiscal 1996 from $3.1 million in fiscal 1995, a decrease of $0.5 million, or 14 percent. As a percentage of total revenue, selling, general and administrative expenses decreased to 50 percent at year-end from 65 percent a year earlier.

     For the year ended March 31, 1996, Other Subsidiaries recorded a pre-tax loss of $0.4 million, or 7 percent of total revenue. This compares with a pre-tax loss of $0.2 million, or 5 percent of total revenue, in fiscal 1995.


DISCONTINUED OPERATIONS - PRO IMAGE

     In March 1996, The Board of Directors approved in principal the spin-off of Pro Image into a separate public company pursuant to which Rentrak would dividend to its shareholders shares of Pro Image representing 100% ownership of Pro Image. Since then, the Company has been approached by parties interested in acquiring Pro Image. This divestiture is expected to be completed by fiscal year end. The proposed divestiture through stock dividend is subject to a number of conditions, including formal declaration of a dividend by the Board of Directors.

     For the fiscal year ended February 29, 1996, Pro Image recorded total revenue of $39.1 million, up $12.7 million or 48% from $26.4 million in the prior year. Cost of sales in fiscal 1996 rose to $24.3 million from $16.8 million in the prior year, an increase of $7.5 million, or 45 percent. Selling, general and administrative expenses were $19.4 million in fiscal 1996 compared to $9.3 million in fiscal 1995, an increase of $10.1 million, or 109 percent. The increase in revenues, cost of sales and selling, general and administrative expenses is due primarily to the acquisition and opening of new stores. Other operating expenses increased from $0 to $9.4 million. This increase of $9.3 million was due to the write down of intangible assets of $9.3 million to their net realizable value of $0. [See Note 4 to the Notes to the Consolidated Financial Statements.] Pro Image results for fiscal 1995 include those for Team Spirit from September 1994 (acquisition date by Pro Image) through February 1995.


DISCONTINUED OPERATIONS - BLOWOUT

     In June 1996, the Board of Directors of the Company approved in principal the spin-off of BlowOut into a public company pursuant to which Rentrak would dividend to its shareholders shares of BlowOut representing 73.1 percent ownership of BlowOut. Rentrak will retain 19.9 percent and certain minority shareholders will retain 7 percent. Final disposition of BlowOut is expected to be completed by fiscal year end. The proposed divestiture through a stock dividend is subject to a number of conditions, including formal declaration of a dividend by the Board of Directors.

     For the fiscal year ended March 31, 1996, BlowOut recorded total revenue of $17.5 million, cost of sales of $14.0 million, and a pre-tax loss of $7.3 million. Comparisons to the fiscal year ended March 31, 1995, are not meaningful because of the acquisitions of Entertainment One, Inc. ("E-1") and Supercenter Entertainment Corporation ("SEC") which occurred in June and September 1995, respectively. [See Note 8 of the Notes to the Consolidated Financial Statements.] The BlowOut results for fiscal 1996 include those for E-1 from June 1995 through March 1996 and SEC from September 1995 through March 1996.

CONSOLIDATED BALANCE SHEET

     At March 31, 1996, total assets were $56.3 million, a decrease of $8.5 million from the $64.8 million of a year earlier. A substantial portion of the decrease was due to the write-off of the intangible assets related to the acquisitions of Pro Image and Team Spirit. [See Note 4 to the Notes of the Consolidated Financial Statements.] Inventory at year-end equaled $1.7 million, down $4.6 million from $6.3 million at the end of fiscal 1995. This decrease is comprised of approximately $5.7 million related to discontinued operations with an offsetting increase of $1.1 million relating to continuing operations. As of March 31, 1996, property and equipment had decreased $3.4 million to $1.5 million from $4.9 million a year earlier. Of this decrease, approximately $3.2 million was related to discontinued operations. At year-end, intangibles had decreased to $0.3 million from $11.0 million at the end of fiscal year 1995, a decrease of $10.7 million. Of this decrease, $9.3 million was related to the write-down of The Pro Image, Inc. and Team Spirit intangible assets which was recorded in discontinued operations.

     As noted earlier, the Company approved plans to discontinue the operations of Pro Image and BlowOut. At March 31, 1996, the net assets of Pro Image and BlowOut have been segregated in the Consolidated Financial Statements. The March 31, 1995 balance sheet has not been restated.

     Net noncurrent assets of Pro Image which are included in net noncurrent assets of discontinued operations in the accompanying Consolidated Financial Statements at March 31, 1996 are comprised primarily of property and equipment and long-term debt. Net current liabilities of Pro Image which are included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements at March 31, 1996 are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by Pro Image through the expected disposal date and other costs associated with the disposition.

     Net noncurrent assets of BlowOut which are included in net non current assets of discontinued operations in the accompanying Consolidated Financial Statements at March 31, 1996 are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements at March 31, 1996 are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating losses to be incurred by BlowOut through the expected disposal date and other costs associated with the disposition.


FISCAL 1995 COMPARED TO FISCAL 1994

CONTINUED OPERATIONS - DOMESTIC PPT OPERATIONS AND OTHER SUBSIDIARIES

     For the year ended March 31, 1995, total revenue from Domestic PPT Operations increased $20.4 million, or 32 percent, rising to $84.5 million from $64.1 million in the prior year. Total revenue includes the following fees: processing fees generated when retailers are approved for participation in the PPT system; handling fees generated when prerecorded videocassettes are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; and royalty payments from Rentrak Japan.

     The increase in total revenue and the increases described in the following paragraphs were primarily due to the growth in (i) the number of retailers approved to lease Cassettes from the Company; (ii) the number of participating program suppliers, primarily Buena Vista; (iii) the number of titles released to the system; and (iv) the total number of Cassettes leased under the system. By fiscal year-end, the number of Participating Retailers had grown 14 percent to 3,614 from 3,176 a year earlier. As of March 31, 1995, there were 3,034 retailers located in the United States and 580 located in Canada.

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

     Cost of sales in fiscal 1995 rose to $66.4 million from $49.7 million the prior year, an increase of $16.7 million, or 34 percent. This change parallels the change in total revenues. In fiscal 1995, the gross profit margin decreased to 21 percent from 22 percent the previous year. The decrease reflects an increase in major motion picture studio product, which traditionally has a lower gross margin.

     Selling, general and administrative expenses were $15.5 million in fiscal 1995 compared to $14.9 million in fiscal 1994. This increase of $0.6 million, or 4 percent, was primarily due to continued efforts to assure system integrity and the strengthening of the management team. In addition, the Company incurred additional expense related to reserves on long-term investments and receivables. As a percentage of total revenue, selling, general and administrative expenses decreased to 18 percent at year-end from 23 percent the previous year.

     Other income increased from $0.5 million in fiscal 1994 to $3.5 million for fiscal 1995, an increase of $3.0 million. This increase was due to the sale of certain investment securities held for sale for a gain of $2.8 million.

     For the year ended March 31, 1995, Domestic PPT Operations recorded a pre-tax profit of $6.2 million, or 7 percent of total revenue, compared to a pre-tax profit of less than $0.1 million, or less than 1 percent of total revenue, in fiscal 1994.

     Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of a software development company and other video retail and wholesale operations. Total revenue from Other Subsidiaries increased to $4.8 million in fiscal 1995 from $2.0 million in fiscal 1994, an increase of $2.8 million, or 143 percent. Cost of sales was $1.9 million, an increase of $1.6 million over the $0.3 million recorded in fiscal 1994. Selling, general and administrative expenses increased to $3.1 million in fiscal 1995 from $1.8 million in fiscal 1994, an increase of $1.3 million, or 70 percent. As a percentage of total revenue, selling, general and administrative expenses decreased to 65 percent at year-end from 92 percent a year earlier.

     For the year ended March 31, 1995, Other Subsidiaries recorded a pre-tax loss of $0.2 million, or 5 percent of total revenue. This compares with a pre-tax loss of $0.1 million, or 6 percent of total revenue, in fiscal 1994.


DISCONTINUED OPERATIONS - PRO IMAGE

     For the fiscal year ended February 28, 1995, Pro Image recorded total revenue of $26.4 million, a gross margin of $9.5 million (36 percent), and a pre-tax profit of $0.1 million (less than 1 percent of revenue). Comparisons to the fiscal year ended February 28, 1994, are not meaningful because of the acquisition of Team Spirit, Inc. in fiscal 1995. Pro Image results for fiscal 1995 include those for Team Spirit from September 1994 through February 1995.

     Pro Image's net income for fiscal 1995 was negatively impacted by increased operating expenses associated with advertising, market research, promotion and store design expenses, as well as reserves for doubtful accounts and inventory. These expenses, totaled approximately $2 million. In addition, Pro Image recorded approximately $0.7 million in amortization of goodwill associated with the acquisition of Pro Image and Team Spirit.

DISCONTINUED OPERATIONS - BLOWOUT

     Total revenue from BlowOut increased to $1.3 million in fiscal 1995 from $0.9 million in fiscal 1994, an increase of $0.4 million, or 44 percent. Cost of sales was $0.3 million, an increase of $0.1 million over the $0.2 million recorded in fiscal 1994. Selling, general and administrative expenses increased to $1.4 million in fiscal 1995 from $1.1 million in fiscal 1994, an increase of $0.3 million, or 25 percent. As a percentage of total revenue, selling, general and administrative expenses decreased to 112 percent at year-end from 129 percent a year earlier. During fiscal 1994, BlowOut operated approximately 7 stores.

     For the year ended March 31, 1995, BlowOut recorded a pre-tax loss of $0.5 million, or 37 percent of total revenue. This compares with a pre-tax loss of $0.5 million, or 54 percent of total revenue, in fiscal 1994.


CONSOLIDATED BALANCE SHEET

     At March 31, 1995, total assets were $64.8 million, an increase of $20.2 million from the $44.6 million of a year earlier. A substantial portion of the increase was due to the acquisition of Team Spirit, which added approximately $10 million to total assets. Accounts receivable grew to $14.7 million at the end of fiscal 1995 from $9.4 million at the end of fiscal 1994, a $5.3 million increase. Most of this increase was due to a rise in domestic PPT revenue levels. Inventory at year-end equaled $6.3 million, up $5.5 million from $0.8 million at the end of fiscal 1994. Of this increase, approximately $3.6 million was related to the Team Spirit acquisition, and the rest was due to the opening of additional Pro Image company stores. As of March 31, 1995, property and equipment had increased $2.1 million to $4.9 million from $2.8 million a year earlier. Of this increase, approximately $2.1 million was related to the Team Spirit acquisition. At year-end, intangibles had risen to $11.0 million from $6.8 million at the end of fiscal year 1994, an increase of $4.2 million. Most of this amount was related to the acquisitions of Team Spirit and other acquisitions. All warrants which the Company issued in fiscal 1995, have been valued by an outside valuation firm using standard warrant valuation models.
The value of the warrants of $3.5 million has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For fiscal 1995, expense associated with the warrants is $0.5 million.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had cash and other liquid investments of $3.0 million, compared to $10.7 million at March 31, 1995. At year-end, the Company's current ratio (current assets/current liabilities) declined to .70 from 1.53 a year earlier. This decline was primarily due to expenditures of cash to fund the growth of BlowOut and the accrual of losses estimated to be incurred by BlowOut and Pro Image through the expected disposal date and other costs associated with the dispositions such as professional fees and the write down of the assets to their estimated realizable value. These amounts totalled $12.1 million at March 31, 1996 and are included in net current liabilities of discontinued operations in the Company's consolidated balance sheet.

     The Company has an agreement for a line of credit in an amount not to exceed the lesser of $10 million or the sum of (a) 70 percent of the net amount of eligible accounts receivable as defined in the agreement plus (b) certain certificates of deposits and treasury bills as defined in the agreement. The line of credit expires on October 27, 1996. Interest is payable monthly at the bank's prime rate plus 1.5 percent (9.75 percent at March 31, 1996). The lender has been granted an option to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets (excluding Pro Image assets). The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company was in compliance with these covenants or had obtained waivers of noncompliance as of March 31, 1996. At March 31, 1996, the Company had $2.7 million outstanding borrowings under this agreement. The Company borrowed an additional $3.0 million in April, 1996. As of May 31, 1996, available borrowing capacity totaled .7 million.

     In April 1994, Pro Image entered into a $2.0 million line of credit arrangement with a financial institution. Borrowings are collateralized by Pro Image's accounts receivable and inventory and require monthly payments of principal and accrued interest. The line of credit agreement contains various positive and negative covenants, among which is the requirement to maintain various trading and debt to net worth ratios. In January 1995, the available borrowings under this agreement were increased to the lesser of $4.0 million or the amount of the borrowing base as defined in the agreement. In September 1995, the available borrowings under this agreement were again increased to the lesser of $5.0 million or the amount of the borrowing base as defined in the agreement. Pro Image may borrow an additional $1.0 million under the line of credit agreement, subject to a dollar for dollar cash infusion from Rentrak. Interest under the revised agreement is accrued at the financial institution's prime rate (8.25 percent at February 29, 1996) plus .25 percent. The credit agreement expires on July 31, 1997. At May 31, 1996, $2.5 million was outstanding under the line of credit and available borrowing capacity totaled $.4 million.

     In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC)-Rentrak's joint-venture partner in Rentrak Japan-to develop Rentrak's PPT distribution and information processing business in certain markets throughout the world. On June 16, 1994, the Company and CCC entered into an amendment to the definitive agreement (the "agreement"). Pursuant to this agreement, the Company will receive a royalty of 1.67 percent for all sales up to $47.9 million plus 0.5 percent of sales greater than $47.9 million in each royalty year which is June 1 - May 31. In addition, the Company will receive a onetime royalty of $2.0 million payable $1.0 million in fiscal 1995 and $1.0 million no later than March 31, 1999. The payment for fiscal 1995 has been received. Rentrak Japan received additional territories in which to market PPT. In addition, the Company sold 34 shares of Rentrak Japan to CCC for
6.8 million Yen ($68,068), reducing the Company's ownership in Rentrak Japan to 25 percent from 33 1/3 percent. The term of the agreement was extended from the year 2001 to the year 2039.

     On July 22, 1994, the Company entered into a long-term distribution agreement with Buena Vista Pictures Distribution ("Buena Vista"). In connection with the agreement, The Walt Disney Company has received warrants from Rentrak to purchase up to 2,673,500 shares of Rentrak common stock at an exercise price of $7.13 per share subject to the meeting of certain conditions.

     In connection with the signing of Buena Vista, the Company issued a warrant to another Program Supplier to acquire 423,750 shares of Rentrak common stock at an exercise price of $7.13.

     The Company has established a retailer financing program whereby the Company will provide, on a selective basis, financing to video retailers who the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT system for a designated period of time. Under these agreements, retailers are typically required to obtain all of their requirements of cassettes offered under the PPT system or obtain a minimum amount of cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

     The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of May 1996, the Company has invested in, or made commitments to loan to or invest in, various video retailers in amounts representing substantially all of the $14 million authorized. The loans, investments or commitments are to various retailers and individually range from $0.2 million to $1.6 million. The gross notes receivable at March 31, 1996 of $2,500,000 are due as follows:
$1,400,000 - 1998; $400,000 - 1999; $600,000 - 2000; $100,000 - 2001.  Interest
rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 2 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management.

     As of March 31, 1996, the Company has invested or loaned approximately $7.3 million under the program. Because of the financial condition of a number of these retailers, the Company significantly increased its reserves to approximately $6.0 million of the original loan or investment amount. Of the $1.3 million which has not been reserved at March 31, 1996, $1 million of it was received by the Company subsequent to fiscal year end.

     The Company is currently either negotiating extensions of its existing credit facilities or negotiating new credit facilities with its existing financial institution. If not obtained or extended, the Company would seek alternative financing. If alternative financing is not obtained, this could have a material adverse impact on the business. While no absolute assurance can be given that the credit facilities will be extended or new ones obtained, it is management's belief that adequate financing will be obtained.

     Both Pro Image and BlowOut have experienced significant losses from operations and have used significant amounts of cash to fund operations during their most recent fiscal year. Pro Image is currently operating with minimal cash and has developed a new business plan which incorporates certain store closures, staff reductions, and other measures.

     BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. BlowOut is currently pursuing financing from several sources and the Company has agreed to guarantee up to $7 million of outside financing to BlowOut.

     The Company's exposure related to adverse financial and operational developments at Pro Image and BlowOut is limited to its receivables from an investment in BlowOut which will be retained after the planned disposition [See
Note 15 of the Notes to the Consolidated Financial Statements], certain guarantees previously made to BlowOut [See Note 9 of the Notes to the Consolidated Financial Statements] and any funding covered by the financing guarantee discussed above. The Company believes it will be able to fulfill these obligations and does not believe that the issues faced by Pro Image and BlowOut will have a material adverse effect on the Company.

     The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facilities (assuming such facilities are extended or new ones obtained). Although its operations generated negative cash flow during fiscal 1996 and substantial losses from discontinued operations, the sources of liquidity referred to above, along with the flexibility that the Company has in adjusting operating levels, are expected to be sufficient to fund the Company's operations for the year ending March 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Consolidated Financial Statements


          Item                                                            Page
          ----                                                            ----
               Report of Independent Public                                 24
                 Accountants

               Consolidated Balance Sheets as of March 31, 1996             25
                 and 1995

               Consolidated Statements of Operations for Years              26
                 Ended March 31, 1996, 1995 and 1994

               Consolidated Statements of Stockholders' Equity              28
                 for Years Ended March 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for Years              29
                 Ended March 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements                   30

               Financial Statement Schedules
                 Schedule II                                                52


               Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Rentrak Corporation:

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries, as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rentrak Corporation and subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP


Portland, Oregon,
  June 3, 1996

                         RENTRAK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF MARCH 31, 1996 AND 1995

                                        ASSETS

                                                         1996        1995
                                                     ------------  -----------

CURRENT ASSETS:
Cash and cash equivalents                              $2,683,128  $10,709,405
  Investment securities available for sale                344,500       -
  Accounts receivable, net of allowance for doubtful
    accounts of $627,895 and $642,580                  15,116,203   14,711,439
  Accounts receivable - affiliate                       3,227,006       -
  Advances to program suppliers                         1,462,875    2,683,710
  Inventory                                             1,737,695    6,291,032
  Deferred tax asset                                    1,353,226      915,404
  Other current assets                                  3,343,389    2,112,021
                                                     ------------  -----------
          Total current assets                         29,268,022   37,423,011
                                                     ------------  -----------

PROPERTY AND EQUIPMENT, net                             1,466,177    4,924,122

INTANGIBLES, net of accumulated amortization of
   $3,399,678 and $3,472,783                              347,137   11,011,121

NOTES RECEIVABLE, net                                        -       3,035,787

NOTE RECEIVABLE, affiliate                              2,800,000       -

OTHER INVESTMENTS, net                                  3,477,105    2,919,919

DEFERRED TAX ASSET                                      2,918,838    1,926,673

OTHER ASSETS                                            1,225,331    3,577,035

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS       14,749,248       -
                                                     ------------  -----------
                                                     $ 56,251,858  $64,817,668
                                                     ------------  -----------
                                                     ------------  -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                     $  2,700,000  $    -
  Accounts payable                                     21,795,843   17,799,146
  Accrued liabilities                                   2,163,325    3,301,513
  Accrued compensation                                  1,240,543    2,016,820
  Deferred revenue                                      2,004,865    1,408,076
  Net current liabilities of discontinued operations   11,942,858       -
                                                     ------------  -----------
       Total current liabilities                       41,847,434   24,525,555
                                                     ------------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; authorized:
    10,000,000 shares                                        -           -
  Common stock, $.001 par value; authorized: 30,000,000
   shares; issued and outstanding:  12,138,216 shares in
   1996 and 11,277,246 shares in 1995                      12,138       11,277
  Capital in excess of par value                       49,583,514   44,598,939
  Net unrealized gain (loss) on investment securities     567,508     (170,747)
  Accumulated deficit                                 (33,366,162)  (1,080,493)
  Less- Deferred charge - warrants                     (2,392,574)  (3,066,863)
                                                     ------------  -----------
                                                       14,404,424   40,292,113
                                                     ------------  -----------
                                                     $ 56,251,858  $64,817,668
                                                     ------------  -----------
                                                     ------------  -----------

         The accompanying notes are an integral part of these balance sheets.

                         RENTRAK CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                           1996          1995           1994
                                          ------        ------         ------
REVENUES:
  PPT                                   $108,073,429  $79,793,584   $62,005,968
  Other                                    5,192,891    4,754,315     2,070,544
                                        ------------  -----------   -----------
                                         113,266,320   84,547,899    64,076,512
                                        ------------  -----------   -----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                           95,167,529   66,374,471    49,697,063
  Selling and administrative              20,859,923   15,526,912    14,007,731
  Suspension of European operations           -            -            900,563
                                        ------------  -----------   -----------
                                         116,027,452   81,901,383    64,605,357
                                        ------------  -----------   -----------
          Income (loss) from operations   (2,761,132)    2,646,516     (528,845)
                                        ------------  -----------   -----------

OTHER INCOME (EXPENSE):
  Interest income                          1,078,798      695,190       566,301
  Interest expense                          (208,307)      -            (28,257)
  Gain on sale of investments                 62,091    2,826,849        -
  Other                                     (251,911)      -             -
                                        ------------  -----------   -----------
                                        ------------  -----------   -----------
                                             680,671    3,522,039       538,044
                                        ------------  -----------   -----------
          Income (loss) from continuing
         operations before income tax
         provision (benefit) and
         minority partner interests       (2,080,461)   6,168,555         9,199

INCOME TAX (PROVISION) BENEFIT               594,792     (768,045)      763,919
                                        ------------  -----------   -----------
          Income (loss) from continuing
           operations before minority
           partner interests              (1,485,669)   5,400,510       773,118

LOSSES ATTRIBUTABLE TO MINORITY PARTNER
  INTERESTS                                   -            -            130,918
                                        ------------  -----------   -----------
          Income (loss) from continuing
            operations                    (1,485,669)   5,400,510       904,036

                                                               (continued)

                         RENTRAK CORPORATION AND SUBSIDIARIES

                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994



                                             1996         1995          1994
                                         ------------  -----------   -----------
DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    subsidiaries (less applicable income
    tax provision (benefit) of
    $(2,500,000), $(40,814) and $0 for
    1996, 1995 and 1994, respectively)   $(18,700,000) $  (286,987) $   (90,971)
  Loss on disposal of subsidiaries
    including provision of $4,800,000 for
    operating losses during phaseout
    periods (less applicable income tax
    benefit of $0)                        (12,100,000)        -             -
                                         ------------  -----------   -----------
        Net income (loss)                $(32,285,669) $ 5,113,523   $   813,065
                                         ------------  -----------   -----------
                                         ------------  -----------   -----------

                             NET INCOME (LOSS) PER SHARE

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
  EQUIVALENT SHARE:
    Continuing operations                     $ (.12)      $  .43        $  .09
    Discontinued operations                    (2.56)        (.02)         (.01)
                                        ------------  -----------   -----------
          Net income (loss)                   $(2.68)      $  .41        $  .08
                                        ------------  -----------   -----------
                                        ------------  -----------   -----------

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
EQUIVALENT SHARE - assuming issuance
of all dilutive contingent shares:
    Continuing operations                     $ (.12)       $  .42       $  .09
    Discontinued operations                    (2.56)         (.02)        (.01)
                                        ------------  -----------   -----------
          Net income (loss)                   $(2.68)       $  .40       $  .08
                                        ------------  -----------   -----------
                                        ------------  -----------   -----------


           The accopanying notes are an integral part of these statements.

                         RENTRAK CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                             Common Stock                                   (Accumulated                Net Unrealized
                             --------------                      Capital in    Deficit)    Cumulative   Gains (Losses)
                               Number of                          Excess of    Retained   Translation   on Investment
                                Shares     Amount    Warrants    Per Value     Earnings    Adjustment     Securities       Total
                              ----------- --------  ----------  ------------ -----------  -----------   --------------    -------
BALANCE AT MARCH 31, 1993       9,474,894  $9,475    $    -     $29,635,765  $(7,007,081) $   83,866    $      -        $22,722,025

 Repurchase of common stock       (83,963)    (84)        -        (444,544)       -           -               -           (444,628)
 Issuance of common stock
   for acquisition                776,200     776         -       4,957,828        -           -               -          4,958,604
 Issuance of common stock
   under employee stock
   option plan                     56,846      57         -         123,214        -           -               -            123,271
 Net income                          -         -          -           -           813,065      -               -            813,065
 Cumulative translation
   adjustment                        -         -          -           -            -          (63,866)         -            (63,866)
 Net unrelized gain on
   investment securities             -         -          -           -            -           -           1,434,182      1,434,182
                              ----------- --------  ----------  ------------ -----------  -----------   --------------   -----------
BALANCE AT MARCH 31, 1994      10,224,057   10,224        -       34,272,263   (6,194,016)     -            1,434,182    29,522,653

 Repurchase of common stock       (38,300)     (38)       -         (189,512)       -          -               -           (189,550)
 Issuance of common stock         364,445      364        -        1,549,257        -          -               -          1,549,621
 Issuance of common stock
   for acquistions                639,561      640        -        5,110,526        -          -               -          5,111,166
 Issuance of common stock
   under employee stock
   option plan                     87,483       87        -          322,428        -          -               -            322,515
 Net income                          -           -        -           -          5,113,523     -               -          5,113,523
 Change in net unrealized
   gains (losses) on
   investment securities             -           -        -           -             -          -           (1,604,929)   (1,604,929)
 Issuance of warrants                -           -   (3,533,977)   3,533,977        -          -               -             -
 Amortization of warrants            -           -      467,114       -             -          -               -            467,114
                              ----------- --------  ----------  ------------ -----------  -----------   --------------   -----------
BALANCE AT MARCH 31, 1995      11,277,246   11,277   (3,066,863)  44,598,939    (1,080,493)    -             (170,747)   40,292,113
 Repurchase of common stock       (69,300)     (69)       -         (341,631)       -          -               -           (341,700)
 Issuance of common stock         883,000      883        -        5,230,577        -          -               -          5,231,460
 Issuance of common stock
   under employee stock
   option plan                     47,270       47        -           95,629        -          -               -             95,676
 Net loss                            -           -        -           -        (32,285,669)    -               -        (32,285,669)
 Change in net unrealized
   gains (losses) on
   investment securities             -           -        -           -             -          -              738,255       738,255
 Amortization of warrants            -           -      674,289       -             -          -               -            674,289
                              ----------- --------  ----------  ------------ -----------  -----------   --------------   -----------
BALANCE AT MARCH 31, 1996      12,138,216  $12,138  $(2,392,574) $49,583,514 $(33,366,162) $   -          $   567,508  $ 14,404,424
                              ----------- --------  ----------  ------------ -----------  -----------   --------------   -----------
                              ----------- --------  ----------  ------------ -----------  -----------   --------------   -----------

         The accompanying notes are an integral part of these statements.

                         RENTRAK CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                               1996        1995         1994
                                              ------      ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(32,285,669)  $5,113,523    $813,065
  Adjustments to reconcile net income
    (loss) to net cash provided (used) by
    operations-
      Loss on disposal of discontinued
        operations                          12,100,000      -             -
      Loss (gain) on asset and investment
        sales                                  426,827   (2,826,849)    893,116
      Depreciation                           5,034,493    1,441,872     769,748
      Amortization and write-off of
        intangibles                         11,545,750    1,242,564     678,588
      Amortization of warrants                 674,289      467,114       -
      Provision for doubtful accounts          523,315     (582,386)    (43,160)
      Retailer financing program reserves    2,789,701    2,974,912       -
      Reserves on advances to program
        suppliers                            1,345,406      572,300       -
      Losses attributable to minority
        partner interests                       -            -         (130,918)
      Deferred income taxes                 (4,966,997)  (2,737,426)      -
      Cumulative translation adjustments        -            -          (83,866)
      Change in specific accounts, net of
        effects in 1996, 1995 and 1994
        from purchase of businesses:
          Accounts receivable               (2,138,592)  (4,726,871)    796,241
          Inventories                       (5,638,802)  (1,490,480)       -
          Advances to program suppliers      1,025,835      659,348  (1,278,411)
          Other current assets              (1,641,277)  (1,244,614)   (958,020)
          Accounts payable                   7,156,983    4,746,922    (641,559)
          Accrued liabilities and
            compensation                     2,403,732    1,420,639   1,117,287
          Deferred revenue                   1,073,929    1,408,076      -
                                           -----------  ----------- -----------
          Net cash provided (used) by
            operating activities              (571,077)   6,438,644   1,932,111
                                           -----------  ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and
    inventory                              (10,143,322)  (1,273,080) (1,758,893)
  Investments in retailer financing
    program                                 (2,183,000)  (8,930,618)      -
  Cash paid for purchases of businesses,
    net of cash acquired                      (377,848)       -      (1,342,352)
  Purchases of other assets                      -          309,849  (1,198,989)
  Purchases of investments                    (344,500)  (4,400,253) (8,271,811)
  Maturities of investments                      -        4,400,253  19,596,118
  Proceeds from sale of investment             951,394    3,027,540     134,982
  Purchase of other assets and intangibles    (242,176)    (973,319)   (364,979)
  Proceeds from retailer financing program   1,199,005        -           -
  Proceeds from sale of assets               1,100,000        -           -
                                           -----------  ----------- -----------
          Net cash provided (used) by
            investing activities           (10,040,447)  (7,839,620)  6,794,076
                                           -----------  ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) of long-term debt    2,537,844   (3,259,724)      -

  Borrowing on notes payable                 3,501,971        -           -
  Cash received from minority partner            -            -          50,000
  Repurchase of common stock                  (341,700)    (189,550)   (444,628)
  Issuance of common stock                     114,011    1,743,937     123,271
                                           -----------  ----------- -----------
          Net cash provided (used) by
            financing activities             5,812,126   (1,705,337)   (271,357)
                                           -----------  ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                               (4,799,398)  (3,106,313)  8,454,830

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                      10,709,405   13,815,718   5,360,888

CASH AND CASH EQUIVALENTS INCLUDED IN NET
  CURRENT LIABILITIES OF DISCONTINUED
  OPERATIONS                                 3,226,879        -           -
                                           -----------  ----------- -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR    $2,683,128  $10,709,405 $13,815,718
                                           -----------  ----------- -----------
                                           -----------  ----------- -----------

           The accompanying notes are an integral part of these statements.

                         RENTRAK CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996, 1995 AND 1994



1. BUSINESS OF THE COMPANIES, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS:

INTRODUCTION

Rentrak Corporation (the Company) (an Oregon corporation) is principally engaged in the distribution of prerecorded video cassettes to the home video market throughout the United States and Canada using its Pay-Per-Transaction (PPT) revenue sharing program.

Under its PPT program, which is the Company's primary continuing operation, the Company enters into contracts with program suppliers to distribute video cassettes which are then leased to retailers (producers of motion pictures and licensees and distributors of home video cassettes), for a percentage of the rentals charged by the retailers.

PLANNED DIVESTITURES

During the quarter ended March 31, 1996, the Company assessed its overall business strategy and decided to divest two subsidiary units -- The Pro Image, Inc. (TPI) and BlowOut Entertainment, Inc. (BlowOut). The Company's Board of Directors has approved the spin-off of TPI and BlowOut. Thus, the operations of TPI and BlowOut are reflected as discontinued operations in the accompanying statements of operations. Refer to Note 15 for discussion of divestiture plans, reserves established by the Company related to the discontinued operations, and the nature of management's estimates used in determining the reserves.

    TPI, a wholly owned subsidiary of the Company, franchises retail outlets and operates Company-owned retail stores. TPI also operates a wholly owned subsidiary, Team Spirit, Inc. (Team Spirit), which was acquired during the year ended March 31, 1995 (see Note 8). TPI and Team Spirit Stores sell sports-oriented products and apparel featuring products licensed by college and professional sports teams. As of March 31, 1996, TPI franchised approximately 167 retail outlets in 43 states, Canada, Germany, Mexico, Japan, Korea and Indonesia. Including Team Spirit, TPI operates 66 Company-owned retail stores in 28 states throughout the country.

    BlowOut, a 93 percent owned subsidiary of the Company, is engaged in the business of operating "store within a store" retail video outlets which rent and sell motion picture videocassettes, video games, computer games and programs on CD-ROMs in Wal-Mart Super Centers, Super Kmart Centers and Ralph's grocery stores. BlowOut was formed by the merger of an existing subsidiary with two entities which were acquired during the year (see
    Note 8).  As of March 31, 1996, the Company operated 187 stores.

EFFECT OF DIVESTITURES ON THE COMPANY

Both TPI and BlowOut have experienced significant losses from operations and have used significant amounts of cash to fund operations during their most recent fiscal year. TPI is currently operating with minimal cash and has developed a new business plan which incorporates certain store closures, staff reductions, and other measures.

BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. BlowOut is currently pursuing financing from several sources and the Company has agreed to guarantee up to $7 million of outside financing to BlowOut.

The Company's exposure related to adverse financial and operational developments at TPI and BlowOut is limited to its receivables from and investment in BlowOut which will be retained after the planned spin-off (see Note 15), certain guarantees previously made to BlowOut (see Note 9) and any funding covered by the financing guarantee discussed above. The Company believes it has the wherewithal to fulfill these obligations and does not believe that the issues faced by TPI and BlowOut will have a material adverse effect on the Company.

RENTRAK JAPAN

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

TPI and Team Spirit's year-ends are the last day of February. As there are no intervening events which materially affect the financial position or results of operations, the consolidated financial statements include TPI's balance sheet as of February 29, 1996 and February 28, 1995 and the statements of operations, stockholders' equity and cash flows for the 12-month periods ending February 29,

1996 and February 28, 1995 and the 4-1/2 month period ending February 28, 1994. Team Spirit's balance sheet as of February 29, 1996 and February 28, 1995 and the statements of operations, stockholder's equity and cash flows for the 12-month period ending February 29, 1996 and the 6-month period ending February 28, 1995 are included in the consolidated financial statements. These periods are based on the acquisition dates of the respective entities.

BlowOut's balance sheet as of March 31, 1996 and 1995 and the statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996, 1995 and 1994 are included in the consolidated financial statements.

Subsequent to March 31, 1996, the Company approved plans to discontinue the operations of TPI and BlowOut (see Note 15). Accordingly, the financial results of these entities are reflected as discontinued operations in the March 31, 1996 financial statements, and the previous years' statements of operations have been restated to reflect these entities as discontinued. The 1995 balance sheet and all cash flow periods have not been restated.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
These estimates include reserves on retailer financing program investments (see
Note 4) and estimated losses on disposal of discontinued operations (see
Note 15).  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVESTMENT SECURITIES

Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)" requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent and ability to hold or trade the securities at time of purchase. Securities available for sale are stated on the balance sheet at their fair market value with an adjustment to stockholders' equity to reflect net unrealized gains and losses, net of tax. Securities held to maturity are stated at amortized cost.

Detail of the proceeds from the sales of available for sale securities and realized gains and losses on sales of equity securities are as follows:


                        Proceeds       Gross Gains         Gross Losses
                       ----------     -------------       --------------
         1994          $  134,982      $   84,982          $      -
         1995           3,027,548       2,856,716              (25,767)
         1996             951,394         150,288              (88,197)

FINANCIAL INSTRUMENTS

A financial instrument is cash or a contract that imposes or conveys, a contractual obligation or right, to deliver, or receive, cash or another financial instrument. The estimated fair value of all material financial instruments, including retail financing program notes receivable, approximated their carrying values at March 31, 1996 and 1995.

INVENTORY

Inventory consists of videocassettes held for sale and is carried at the lower of cost (first-in, first-out method) or market value.

PROPERTY AND EQUIPMENT

Depreciation of fixed assets is computed on the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter.

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

During fiscal years 1996, 1995 and 1994, the Company paid cash and issued stock for approximately $21,000, $11,000 and $206,000, respectively, for licensing agreements with product and service suppliers. These agreements are being amortized on the straight-line method over one to ten years.

In connection with the acquisition of TPI in 1994, the Company purchased certain intangible assets totaling $6,269,050. These assets include customer and dealer lists, a covenant not to compete, franchise agreements and goodwill. In connection with the acquisitions of Team Spirit and then Image Makers, Inc. and Barenz-Runia, Inc., the Company purchased goodwill totaling approximately
$4.1 million and $557,000, respectively. Prior to March 31, 1996, these assets were being amortized on the straight-line method over a 12-year period based on the factors influencing the acquisition decision. The Company believed the above useful lives were appropriate based on the factors influencing acquisition decisions. These factors included store location, profitability and general industry outlook. The Company analyzes the realizability of all costs in excess of the fair values of net assets acquired related to acquisitions to determine if any write-down is necessary. Prior to the fourth quarter of 1996, the Company's analysis determined that no write-down was necessary. Due to events which occurred during the fourth quarter such as continuation of operating losses and the decision to dispose of TPI (including subsidiaries) the Company's analysis determined that intangible assets of approximately $9,300,000 were not recoverable. Thus, the assets were written off to their estimated fair value of $0. These write-offs are reflected in losses from discontinued operations.

REVENUE RECOGNITION

The PPT agreements provide for a one-time initial handling fee and continuing transaction fees based on a percentage of rental revenues earned by the retailer upon renting the video cassettes to their customers. The Company recognizes handling fees as revenue when the video cassettes are shipped to the retailers and recognizes transaction fees when the video cassettes are rented to the consumers.

When the Company's revenue is fixed and determinable at time of shipment of video cassettes to the retailers, deferred revenue is recorded and recognized as revenue in the statement of operations when the video cassettes are rented to the consumers. The corresponding liability to video program suppliers for their share of the fees is recorded to cost of sales when the revenue is recognized with a corresponding amount to accounts payable. The Company also charges retailers a processing fee upon admission to the PPT program. This fee is recognized as PPT revenue when the application to participate in the PPT program is approved.

Stockholders and directors, or their families, own interests in several stores participating in the PPT program. The Company realized revenues from these stores of $255,568, $426,102 and $422,053 during 1996, 1995 and 1994, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid.

NET INCOME (LOSS) PER SHARE

Loss per common share and common equivalent share for 1996 was computed based on the weighted average number of shares of common stock and common equivalent shares outstanding, which was 12,019,273.

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

ADVERTISING EXPENSE

Advertising expense, net of cooperative advertising reimbursements, totaled $1,472,702, $(95) and $290,603 for the years ended March 31, 1996, 1995 and
1994, respectively.

Statement of Cash Flows

The Company made the following cash payments for the years ended March 31:

                                               1996       1995         1994
                                              ------    --------     -------
INTEREST                                   $  326,870  $   35,979  $    3,905

INCOME TAXES                                  236,545   3,288,189      62,127

NONCASH FINANCING AND INVESTING
  ACTIVITIES:
    Issuance of warrants                         -      3,533,977       -
    Addition to other assets through
      issuance of common stock                   -        128,199       -
    Acquisition of businesses through
      issuance of stock                     5,213,125   5,111,166   5,542,639
    Changes in net unrealized gains
      (losses) on investment securities
      through adjustments to
      stockholders' equity                    738,255  (1,604,929)  1,434,182

RECENT PRONOUNCEMENTS

During May 1993, the Financial Accounting Standards Board  issued Statement
No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," which requires the Company to evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. The Company has adopted the provisions of SFAS 114 (see Note 4).

During March 1995, the Financial Accounting Standards Board issued Statement
No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company has adopted the provisions of SFAS 121 which did not have a material effect on the Company's financial statements.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for employee purchase rights and stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 disclosures will be effective for fiscal years beginning after March 31, 1996.

2.  INVESTMENT SECURITIES:

The carrying value and estimated fair value of marketable securities at March 31 were as follows:

                                           Unrealized    Unrealized
                                Cost       Gross Gain    Gross Loss   Fair Value
                               -------     ----------    ----------   ----------
As of March 31, 1996:
  Available for sale-
    Current:
      Corporate securities     $207,125    $  137,375    $    -       $  344,500
                               -------     ----------    ----------   ----------
                               -------     ----------    ----------   ----------
  Noncurrent:
      Corporate securities     $680,672    $1,118,462    $(340,499)   $1,458,635
                               -------     ----------    ----------   ----------
                               -------     ----------    ----------   ----------

As of March 31, 1995:
  Available for sale-
    Noncurrent:
      Corporate securities     $389,065    $     -       $(275,398)   $  113,667
                               -------     ----------    ----------   ----------
                               -------     ----------    ----------   ----------

Investment securities which have limited marketability are classified as noncurrent as management does not believe that they will be sold within one year.

3.  PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of:

                                                              March 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------   -----------
                   Furniture and fixtures             $4,101,822    $5,932,263
                   Machinery and equipment               399,897     1,247,352
                   Leasehold improvements                849,534     3,666,333
                                                      -----------   -----------
                                                       5,351,253    10,845,948
                   Less accumulated depreciation      (3,885,076)   (5,921,826)
                                                      -----------   -----------
                                                      $1,466,177    $4,924,122
                                                      -----------   -----------
                                                      -----------   -----------

4. RETAILER FINANCING PROGRAM:

The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers which the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financings, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The amounts the Company could ultimately receive could differ materially in the near-term from the amounts assumed in establishing the reserves.

The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of May 1996, the Company has invested or made oral or written commitments to loan to or invest substantially all of the $14 million authorized in various video retailers. The loans, investments or commitments are to various retailers and individually range from $200,000 to $1,600,000. The investments are stated on the balance sheet at their fair market value in accordance with SFAS 115. The notes, which have payment terms that vary according to the individual loan agreements, are due 1997 through 2001. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 2 percent. Due to the speculative nature of these loans, interest income is not recognized until received.

The loans are reviewed for impairment in accordance with SFAS 114. A valuation allowance has been established for the amount by which the recorded investment in the loan exceeds the measure of the impaired loan. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer.

As of March 31, 1996, the Company has approximately $7,300,000 in loans and investments outstanding under the program. Because of the financial condition of a number of these retailers, which became apparent during the year ended March 31, 1996, the Company significantly increased its reserves to approximately $6,000,000 of the total original loan or investment amount. At March 31, 1995, the Company had invested or loaned approximately $9,200,000 under the program and had provided reserves of approximately $3,200,000.

The activity in the total reserves for the retailer financing program are as follows for the years ended March 31:


                                                         1996           1995
                                                      ----------    -----------
              Beginning balance                       $3,242,850     $    -
              Provision                                2,789,701      3,242,850
                                                      ----------    -----------
              Ending balance                          $6,032,551     $3,242,850
                                                      ----------    -----------
                                                      ----------    -----------

5.  LINE OF CREDIT:

The Company has an agreement for a line of credit in an amount not to exceed the lesser of $10,000,000 or the sum of (a) 70 percent of the net amount of eligible accounts receivable as defined in the agreement plus (b) certain certificates of deposits and treasury bills as defined in the agreement. The line of credit expires on October 27, 1996.

Interest is payable monthly at the bank's prime rate plus 1.5 percent
(8.75 percent at March 31, 1996). The lender has been granted the option to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets (excluding TPI and BlowOut assets). The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants or has obtained waivers of noncompliance as of March 31, 1996. At March 31, 1996, the Company had $2,700,000 outstanding under this agreement.

6.  INCOME TAXES:

The provision (benefit) for income taxes from continuing operations is as follows for the years ended March 31:

                                              1996        1995        1994
                                            --------    --------    --------
Current tax provision
  Federal                                  $1,663,070  $1,887,414   $  21,949
  State                                       324,606     338,067      91,081
                                           ----------  ----------   ---------
                                            1,987,676   2,225,481     113,030

Deferred tax benefit                       (2,582,468) (1,457,436)   (876,949)
                                           ----------  ----------   ---------
Income tax provision (benefit)            $  (594,792)    768,045   $(763,919)
                                           ----------  ----------   ---------
                                           ----------  ----------   ---------

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision (benefit) for income taxes as follows for the years ended March 31:

                                                1996        1995        1994
                                              --------    --------    --------
Provision (benefit) computed at statutory
  rates                                       $(707,357) $ 2,097,309  $   3,128
State taxes, net of federal benefit            (214,240)     256,331     91,081
Utilization of foreign loss carryforwards          -      (1,143,876)      -
Change in valuation allowance                      -        (953,470)      -
Alternative minimum tax                            -            -        18,821
Benefit of recognition of deferred tax assets      -            -      (876,949)
Amortization of warrants                        236,058         -          -
Utilization of foreign tax credit              (100,000)        -          -
Other                                           190,747      511,751       -
                                               --------    --------    --------
                                              $(594,792)  $  768,045  $(763,919)
                                               --------    --------    --------
                                               --------    --------    --------

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors" and "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Directors".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Compensation Committee Interlocks And Insider Participation" and Certain Relationships And Transactions".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

     The following documents are filed as part of the Report:

          CONSOLIDATED FINANCIAL STATEMENTS: The consolidated financial statements of the Company are included in Item 8 of this Report:

          Report of Independent Public
           Accountants

          Consolidated Balance Sheets as of March 31, 1996
            and 1995

          Consolidated Statements of Operations for Years
            Ended March 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for Years Ended March 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for Years Ended
            March 31, 1996, 1995, and 1994

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

(a)(3) EXHIBITS(1): The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index.

(b) FORM 8-K REPORTS. During the fourth quarter of fiscal 1995, the Company filed no reports on Form 8-K.

(c)  Exhibits (See Exhibit Index)



- ---------------------------
     (1) A shareholder may obtain a copy of any exhibit included in this Report upon payment of a fee to cover the reasonable expenses of furnishing such exhibits by written request to F. Kim Cox, Executive V.P/Chief Financial Officer, or Carolyn Pihl, Chief Accounting Officer, Rentrak Corporation, 7227 N.E. 55th Avenue, Portland, Oregon 97218

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTRAK CORPORATION

By /S/ Ron Berger
   --------------------------------------
   Ron Berger, President

Date June 28, 1996
     ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Principal Executive Officer:

By /S/ Ron Berger                                      June   28, 1996
   ---------------------------------------
    Ron Berger, President/CEO

Principal Financial Officer:

By /S/ F. Kim Cox                                      June   28, 1996
   ---------------------------------------
    F. Kim Cox, Executive Vice President/
    Chief Financial Officer

Principal Accounting Officer:

By /S/ Carolyn Pihl                                    June   28, 1996
   ---------------------------------------
     Carolyn A. Pihl, Chief Accounting Officer

Majority of Board of Directors:


By /S/ Ron Berger                                      June   28, 1996
   ---------------------------------------
    Ron Berger, Chairman


By /S/ Peter Dal Bianco                                June   28, 1996
   ---------------------------------------
    Peter Dal Bianco, Director


By /S/ James P. Jimirro                                June    28, 1996
   ---------------------------------------
    James P. Jimirro, Director


By /S/ Bill LeVine                                     June    28, 1996
   ---------------------------------------
    Bill LeVine, Director


By /S/ Muneaki Masuda                                  June    28, 1996
   ---------------------------------------
    Muneaki Masuda, Director


By /S/ Stephen Roberts                                 June    28, 1996
   ---------------------------------------
    Stephen Roberts, Director

                                  EXHIBIT INDEX

     The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number       Exhibit                                               Page
- --------------       -------                                               ----
     3.1             a)  Amended and Restated Articles of
                     Incorporation and amendments thereto (1)

     3.2             1995 Restated Bylaws, as amended to date (10)

     4.1             Articles of Incorporation,
                     as amended to date (incorporated by reference to Exhibit 3.1)

     4.2             Articles II and V of the 1995
                     Restated Bylaws (incorporated
                     by reference to Exhibit 3.2).

     9               Common Stock Purchase
                     Agreement dated
                     December 20, 1989 (2)

                     Executive Compensation Plans
                     and Arrangements (10.1-10.13)

     10.1            1986 Second Amended and Restated Stock
                     Option Plan and Forms of Stock Options
                     Agreements (13)

     10.3            Employment Agreement with                                59
                     Michael R. Lightbourne dated
                     January 1, 1995

     10.4            Stock Option Agreement with
                     Ron Berger, dated April 18, 1990 (4)

     10.5            Stock Option Agreement with
                     Ron Berger, dated December 20, 1994 (5)

     10.7            Employment Agreement with
                     Ron Berger dated
                     June 1, 1994 (11)

     10.8            Agreement with F. Kim Cox dated
                     April 20, 1995                                        66

     10.9            Employment Agreement with
                     Ed Barnick dated
                     January 1, 1994 (11)

Exhibit Number       Exhibit                                             Page
- --------------       -------                                             ----

     10.10           Rentrak Corporation Amended and
                     Restated Directors Stock Option Plan (7)

     10.11           Rentrak's 401-K Plan (8)

     10.12           Employment Agreement with Jim Weiss
                     dated October 3, 1994 (6)


     10.13           Amended and Restated 1992 Employee
                     Stock Purchase Plan of Rentrak Corporation (14)

     10.16           Subordinated Note and Common
                     Stock Warrant Purchase Agreement,
                     dated March 13, 1990 (3)

     10.17           Joint Development Agreement with
                     CCC dated August 6, 1993 (9)

     10.18           Business Loan Agreement with Silicon
                     Valley Bank dated October 12, 1993 (11)

     10.19           Business Loan Modification Agreement
                     with Silicon Valley Bank dated
                     June 6, 1994 (11)

     10.21           Second Amendment to Business
                     Cooperation Agreement between Rentrak
                     Corporation, Culture Convenience Club
                     Co., Ltd., and Rentrak Japan dated
                     June 16, 1994 (11)

     10.22           Stock Purchase Agreement dated
                     as of July 31, 1994, among Rentrak
                     Corporation, Team Spirit, Edwin D.
                     Schoening, John M. Dixon, Daniel E.
                     Dixon, Terrance A. Hogan and Deborah
                     K. Hogan and the Principal exhibits
                     thereto (12)

     10.23           Business Loan Modification Agreement                  72
                     with Silicon Valley Bank dated May 17, 1996

     10.24 Asset Purchase Agreements, date as of August 25, 1995, among Rentrak Corporation, Supercenter Entertainment Corporation and Jack Silverman, and the principal exhibits thereto (the "Asset Purchase
                     Agreement") (15)

     11              Statement of Computation of Per                       76
                     Share Earnings

Exhibit Number       Exhibit                                             Page
- --------------       -------                                             ----

     22              List of Subsidiaries of Registrant                    77

     23              Consent of Arthur Andersen LLP                        78

     99              Financial Statements of K.K. Rentrak Japan            80




(1) Filed in S-3 Registration Statement, File # 338511 as filed on November 21, 1994.
(2)  Filed as Exhibit 34 to Form 10-K filed on June 25, 1990.
(3)  Report on Form 8-K filed on April 24, 1990.
(4)  Filed as Exhibit 10.9 to 1991 Form 10-K filed on May 6, 1991.
(5)  Filed as Exhibit 10.5 to 1995 Form 10-K filed on June 29, 1995.
(6)  Filed as Exhibit 10.12 to Form 10-K filed on June 29, 1995.
(7)  Filed as Exhibit B to 1994 Proxy Statement dated July 11, 1994.
(8)  Filed as Exhibit 10.1 to Form 10-K filed on June 28, 1993.
(9)  Filed as Exhibit 10.5 to Form 10-K filed on June 28, 1993.
(10) Filed as Exhibit to Form 8-K filed on June 5, 1995.
(11) Filed as Exhibit to 1994 Form 10-K filed on June 29, 1994.
(12) Filed as Exhibit to Form 8-K filed on September 15, 1994.
(13) Filed as Exhibit A to 1994 Proxy Statement dated July 11, 1994.
(14) Filed as Exhibit 10.13 to Form 10-K filed on June 29, 1995
(15) Filed as Exhibit to Form 8-K filed on September 1, 1995