Form 10-K/A
period 1996-03-31
RENTRAK CORP
filed 1996-07-02
CIK 800458

                                               This filing consists of 95 pages.
                                               The Exhibit Index is on Page 56.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - K/A

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

Prior to 1995, the Company was uncertain as to whether the foreign loss carryforwards could be utilized and therefore no deferred tax asset was established. In fiscal year 1995, it was determined that the losses could be utilized and therefore the Company appropriately reduced 1995 taxable income.

The total reduction in the valuation allowance during the year ended March 31, 1996 and 1995, was $0 and $953,470, respectively. The valuation allowance as of March 31, 1994, was recorded against the portion of the NOL deferred tax asset which did not satisfy the recognition criteria set forth in SFAS 109.

Deferred tax assets and liabilities from continuing operations are comprised of the following components at March 31, 1996 and 1995:



                                                              1996           1995
                                                           ----------     ----------
Deferred tax assets:
  Current-
    Vacation accrual                                       $  104,948     $  132,060
    Allowance for doubtful accounts                           238,600        147,502
    Retailer-related accruals                               1,081,039        203,403
    Retailer financing program reserve                           -           122,099
    Legal settlement accrual                                   76,000        171,686
    Unrealized gain on investment securities                 (52,203)           -
    Other                                                    (95,158)        138,654
                                                           ----------     ----------

Total current deferred tax assets                           1,353,226        915,404
                                                           ----------     ----------

  Noncurrent-
    Depreciation                                              128,077        138,969
    Retailer financing program reserve                      2,384,798      1,351,706
    Warrant amortization                                         -           177,504
    Program supplier reserves                                 598,800           -
    Unrealized (gain) loss on investments                   (221,527)        104,651
    Other                                                      28,690        153,843
                                                           ----------     ----------

Total noncurrent deferred tax assets                       $2,918,838     $1,926,673
                                                           ==========     ==========

Total deferred tax assets                                  $4,272,064     $2,842,077
                                                           ==========     ==========




7.  STOCKHOLDERS' EQUITY:

STOCK OPTIONS AND WARRANTS

Options are granted under the 1986 Stock Option and the Directors' Stock Option Plans, which are administered by the Board of Directors, at an exercise price equal to fair market value as of the date of grant. Options under the 1986 Stock Option Plan are generally exercisable over four to ten years and expire ten years after date of grant. Options under the Directors' Stock Option Plan are generally exercisable over one to five years and expire five years after date of grant. As of March 31, 1996, the Company has 624,853 options available to be granted and 3,873,500 shares of common stock reserved for issuance under these plans.

The table below summarizes the plan's activity:


                                             Options Outstanding
                                       -------------------------------------
                                    Number           Price
                                      of              Per        Aggregate
                                    Shares           Share          Price
                                    ----------   -----------    -----------

Balance at March 31, 1993            836,956   $1.13 - 9.53    $ 3,583,680

Granted                              364,672    4.44 - 6.50      1,839,177
Issued                               (56,846)   1.13 - 6.25       (123,271)
Canceled                            (162,389)   1.13 - 6.38       (887,287)
                                   ---------   ------------    -----------
Balance at March 31, 1994            982,393    1.13 - 9.53      4,412,299

Granted                            1,709,900    4.94 - 8.50      9,883,418
Issued                               (87,483)   1.13 - 6.75       (210,065)
Canceled                             (37,467)   1.38 - 6.75       (213,209)
                                   ---------   ------------    -----------
Balance at March 31, 1995          2,567,343    1.13 - 9.53     13,872,443

Granted                              548,807    4.78 - 6.31      2,867,980
Issued                               (47,270)   1.13 - 5.62        (95,677)
Canceled                            (301,394)   4.88 - 7.88     (2,132,971)
                                   ---------   ------------    -----------
Balance at March 31, 1996          2,767,486   $1.13 - 9.53    $14,511,775
                                   =========   ============    ===========

As of March 31, 1996, 1,261,485 options to purchase stock were exercisable. The remaining 1,506,001 options are subject to restrictions which prohibit them from being exercised as of March 31, 1996.

In September 1994, a program supplier exercised warrants to acquire 250,000 shares of the Company's common stock for $5.19 per share. The warrants were granted in 1991.

In connection with the secondary offering in May 1991, the Company issued to its investment banker a warrant to purchase 147,500 shares of the Company's common stock. The exercise price per share of $8.90 equaled market value at the date of grant. The warrants would have expired on May 22, 1994. However, the Board of Directors extended the expiration date to May 22, 1997.

In August 1992, the Company entered into an agreement with a service supplier to use and sublease certain software on the PPT system. As part of the agreement, the Company paid a licensing fee of $188,000, sold 251,889 shares of common stock for $7 per share ($1,763,223), which approximated market value at date of transaction, and granted a warrant to purchase 251,889 shares of common stock at an exercise price of $9.50 per share, which exceeded market value at the date of grant, through August 1997. The licensing fee was capitalized in other assets and was being amortized over five years, the life of the licensing agreement.
In fiscal year 1995, the asset was written down to zero as the agreement was terminated.

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

As a result of the July 1994 agreement discussed above, the Company issued warrants to acquire 423,750 shares of the Company's common stock to another program supplier under a "favored nations" clause in the contract with that program supplier. This supplier had received a previous grant for 1,000,000 shares (see above). These warrants were also issued at an exercise price of $7.13 per share, which approximated market value at date of grant.

In December 1994, the Company agreed to issue warrants to buy up to 250,000 shares of the Company's common stock to certain customers. The warrants are issuable if the customers meet certain purchasing commitments established by the Company. The warrants were issued at an exercise price of $7.00 per share, which approximated market value at date of grant.

All warrants which the Company agreed to issue in 1995 have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $3,533,977 has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For 1996 and 1995, expense associated with the warrants was $674,289 and $467,114, respectively.

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


8.  ACQUISITIONS:

As discussed in Note 1, Rentrak consolidated the businesses and operations of an existing subsidiary with two entities which were acquired during the year and were subsequently discontinued (see Note 15). The acquisitions of these two entities are described below.

ENTERTAINMENT ONE, INC. ACQUISITION

On August 31, 1994, the Company acquired 169,230 newly issued shares of common stock of Entertainment One, Inc. (E-1) valued at $338,460 in lieu of a financing fee associated with $1,700,000 of financing provided by the Company to E-1. On December 1, 1994, the Company acquired 500,000 newly issued shares of common stock in E-1 at $2.00 per share. Following the acquisition, the Company owned approximately 9.6 percent of the outstanding shares of E-1. On May 26, 1995, the Company purchased 3,200,000 shares of common stock of E-1 from an E-1 stockholder at $.004 per share. Following the acquisition, the Company owned approximately 57 percent of the outstanding shares of E-1.

In connection with this acquisition, the five "stand-alone" video stores owned by E-1 were sold in June 1995 for approximately $1,100,000. These assets were valued at their net realizable value when allocating the purchase price to the assets acquired and liabilities assumed.


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

The results of operations of the acquired stores for the ten-month period ended March 31, 1996, have been included in the results of discontinued operations of the Company.

SUPERCENTER ENTERTAINMENT CORPORATION ACQUISITION

On August 31, 1995, the Company acquired certain assets and assumed certain liabilities of Supercenter Entertainment Corporation (SEC), which constituted the Wal-Mart and Kmart "store within a store" video retail operations of SEC.

The total cost of the SEC acquisition of $5,200,000 was provided by issuing 878,000 shares of common stock with an aggregate market value of approximately $5,200,000.

The results of operations of the acquired stores for the seven-month period ended March 31, 1996, are included in the results of discontinued operations of the Company.

The purchase method of accounting was used to record both the E-1 and SEC acquisitions. As a result of the SEC and E-1 acquisitions, costs in excess of underlying net asset values of approximately $5,200,000 were recorded to intangible assets, consisting of goodwill and favorable lease contracts.

If the E-1 acquisition and the SEC acquisition had occurred at the beginning of the years ended March 31, 1996 and 1995, revenues, net loss from continuing operations and net loss per common share and common share equivalent from continuing operations would not be impacted as the E-1 and SEC operations were discontinued in the year ended March 31, 1996, and the results of the related business segment (video retail) are not included in revenues, net loss from continuing operations, and net loss per common share and common share equivalent from continuing operations in any periods presented in the consolidated statements of operations (see Note 15).

The following table presents the unaudited pro forma results of discontinued operations for the years ended March 31, 1996 and 1995, as if the E-1 acquisition and the SEC acquisition had been consummated at the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been consummated at the beginning of the respective periods.


                                                      Year Ended March 31,
                                                ---------------------------
                                                    1996           1995
                                                ------------    -----------
                                                          (Unaudited)

Revenue from discontinued operations           $ 61,047,768    $36,519,143
Net loss from discontinued operations           (18,984,378)    (5,169,914)
Net loss per share from discontinued operations   (1.53)         (0.30)

TEAM SPIRIT ACQUISITION

In August 1994, the Company acquired all of the outstanding stock of Team Spirit. The net purchase price was approximately $4.4 million and was paid via issuance of approximately 557,000 shares of common stock.

If the Team Spirit acquisition had occurred at the beginning of the year ended March 31, 1995, revenues, net loss from continuing operations and net loss per common share and common share equivalent from continuing operations would not be impacted as the Team Spirit operations were discontinued in the year ended
March 31, 1996, and the results of the related business segment (sports apparel) are not included in revenues, net loss from continuing operations and net loss per common share and common share equivalent from continuing operations in any periods presented in the consolidated statements of operations (see Note 15).

The following table presents the unaudited pro forma results of discontinued operations for the year ended March 31, 1995, as if the Team Spirit acquisition had been consummated at the beginning of the year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period.


                                                            Year Ended
                                                          March 31, 1995
                                                          ---------------
                                                             (Unaudited)


Revenue from discontinued operations                         $33,822,091
Net loss from discontinued operations                       (1,154,924)
Net loss per share from discontinued operations               (0.04)

9.  COMMITMENTS:

LEASES

The Company leases its facilities under operating leases expiring at various dates through 2008. Rental payments over the term of the leases exceeding one year are as follows:

                    Year ending March 31,
                   ----------------------

                           1997            $ 1,205,994
                           1998              1,396,430
                           1999              1,592,980
                           2000              1,602,341
                           2001              1,623,410
                     2002 and thereafter     8,740,710
                                           -----------
                                           $16,161,865
                                           ===========

The leases provide for payment of taxes, insurance and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was $1,319,271, $1,030,640 and $574,124 for the years ended March 31, 1996, 1995 and 1994, respectively.

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

The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of March 31, 1996, the Company has recorded $1,918,000 for potential losses under such guarantee arrangements.

The Company has guaranteed BlowOut's liabilities to certain vendors for video tape purchases and for equipment purchases at BlowOut stores. At March 31, 1996, the amount owed by BlowOut for these purchases was approximately $2,372,000.

The Company has guaranteed $2,000,000 of notes payable of BlowOut. In the event the guarantee is required, payment may be made in Rentrak stock and/or cash.

10.  CONTINGENCIES:

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operation of the Company.

11.  RENTRAK JAPAN:


As is discussed in Note 1, the Company owns a one-fourth interest in Rentrak Japan. Summarized financial data for the joint venture, after translation to U.S. currency, at March 31, 1996, 1995 and 1994, and for the years then ended is as follows:

                                        1996           1995            1994
                                      -----------    ----------    -----------

    Current assets                 $ 34,123,179    $39,809,085    $14,773,880
    Noncurrent assets                 7,792,028      5,543,661      4,044,049

    Current liabilities              37,440,434     44,460,125     18,585,255
    Noncurrent liabilities            4,307,679      4,252,586      2,285,771
    Shareholders' equity (deficit)      167,094     (3,359,965)    (2,053,097)

    Net sales                       115,912,094     88,382,895     56,082,841
    Cost of sales                    77,291,283     59,935,511     44,218,531
    Net income (loss)                 2,920,047       (760,946)    (1,589,437)

As of March 31, 1993, the Company's investment has been written down to zero. The Company has provided no guarantee or other financial commitments for the investee which would require the recognition of additional losses in 1994 and 1995 from the investee under the equity method. During 1996, no income was recognized by the Company as the Company's share of net income does not exceed the net losses not recognized during the period the equity method was suspended.

12.  SUSPENSION OF EUROPEAN OPERATIONS:

The write off of European assets, which was incurred in the quarter ended September 30, 1993, amounted to $789,155, composed of $56,042 in accounts receivable, $94,200 in other current assets, $549,008 in property and equipment, and $89,905 in other long-term assets. In addition to the $789,155 write down of assets in the quarter ended September 30, 1993, during the year ended
March 31, 1994, the Company incurred $1.4 million in European operating costs as well as $111,408 in cash expenditures to finalize operations. During the year ended March 31, 1994, the equity method was suspended.

13.  EMPLOYEE BENEFIT PLANS:

At January 1, 1991, the Company established an employee benefit plan (the Rentrak Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) plan are based on percentages of employees' salaries. The amount of the Company's contribution is at the discretion of Board of Directors. Contributions under the 401(k) plan for the years ended March 31, 1996, 1995 and 1994 were $40,436, $35,347 and $25,430, respectively.

The Company has an Employee Stock Purchase Plan (the Plan). The Board of Directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 165,311 shares remain authorized and available for sale to employees.

All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85 percent of market value. Payment is made through payroll deductions.

Under the Plan, employees purchased 5,059 shares for aggregate proceeds of $28,781, 11,062 shares for aggregate proceeds of $78,449 and 8,663 shares for aggregate proceeds of $51,694 in 1996, 1995 and 1994, respectively.

14.  BUSINESS SEGMENTS, GEOGRAPHIC INFORMATION, SIGNIFICANT SUPPLIERS AND MAJOR
     CUSTOMER:

BUSINESS SEGMENTS - CONTINUING OPERATIONS


                                        1996           1995           1994
                                    ------------   ------------    -----------

Net sales:
  PPT                              $108,073,429   $ 79,793,584    $62,005,968
  Other                               5,192,891      4,754,315      2,070,544
                                   ------------   ------------    -----------
                                   $113,266,320   $ 84,547,899    $64,076,512
                                    ===========   ============    ===========

Income (loss) from operations:
  PPT                              $ (2,574,745)  $  2,886,841    $ 2,064,299
  Other                                (186,387)      (240,325)    (2,593,144)
                                   ------------   ------------    -----------
                                   $ (2,761,132)  $  2,646,516    $  (528,845)
                                   ============   ============    ===========

Identifiable assets:(1)
  PPT                              $ 39,122,002   $ 39,132,490    $33,284,507
  Sports apparel                           -        22,610,120      8,950,132
  Retail video                             -         1,101,399      1,398,961
  Other                               2,380,608      1,973,659        986,845
                                   ------------   ------------    -----------
                                   $ 41,502,610   $ 64,817,668    $44,620,445
                                   ============   ============    ===========

Depreciation:
  PPT                              $    806,416  `$    698,979    $   513,315
  Other                                 208,421        160,925         65,251
                                   ------------   ------------    -----------
                                   $  1,014,837   $    859,904    $   578,566
                                   ============   ============    ===========

Amortization:
  PPT                              $  1,520,445   $    847,620    $   512,074
  Other                                    -           156,924         22,279
                                   ------------   ------------    -----------
                                   $  1,520,445   $  1,004,544    $   534,353
                                   ============   ============    ===========

Capital Expenditures:
  PPT                              $    640,821   $    430,021    $   969,454
  Other                                  11,679           -            76,586
                                   ------------   ------------    -----------
                                   $    652,500   $    430,021   $  1,046,040
                                   ============   ============   ============

BUSINESS SEGMENTS - DISCONTINUED OPERATIONS

                                       1996           1995           1994
                                    ------------   ------------    -----------

Net sales:
  Sports apparel                   $ 39,131,760   $ 26,363,211    $ 3,950,705
  Retail video                       17,466,804      1,255,121        869,270
                                   ------------   ------------    -----------
                                   $ 56,598,564   $ 27,618,332    $ 4,819,975
                                   ============   ============    ===========
Income (loss) from discontinued
  operations:
    Sports apparel                 $ (4,576,815)  $    270,176    $   440,781
    Retail video                     (6,568,656)      (467,223)      (470,474)
                                   ------------   ------------    -----------
                                   $(11,145,471)   $  (197,047)   $   (29,693)
                                   ============   ============    ===========

Depreciation:
  Sports apparel                   $    968,180   $    438,871    $    92,452
  Retail Video                        3,051,476        143,097         98,730
                                   ------------   ------------    -----------
                                   $  4,019,656   $    581,968    $   191,182
                                   ============   ============    ===========

Amortization:
  Sports apparel                   $ 10,195,094   $    684,889    $   129,542
  Retail video                          504,500         20,245         14,693
                                   ------------   ------------    -----------
                                   $ 10,699,594   $    705,134    $   144,235
                                   ============   ============    ===========

Capital Expenditures, net of
  acquisitions:
    Sports apparel                 $  1,774,507   $    832,621    $    23,147
    Retail video                      7,716,315         10,438        689,706
                                   ------------   ------------    -----------
                                   $  9,490,822   $    843,059    $   712,853
                                   ============   ============    ===========

GEOGRAPHIC INFORMATION - CONTINUING OPERATIONS
                                       1996           1995           1994
                                    ------------   ------------    -----------

Revenues from unaffiliated customers:
  United States                    $113,266,320   $ 84,547,899    $63,960,575
  Foreign                                  -              -           115,937
                                   ------------   ------------    -----------
                                   $113,266,320   $ 84,547,899    $64,076,512
                                   ============   ============    ===========

Net income (loss):
  United States                    $ (1,485,669)  $  5,400,510    $ 3,183,046
  Foreign                                  -              -        (2,279,010)
                                   ------------   ------------    -----------
                                   $ (1,485,669)  $  5,400,510    $   904,036
                                   ============   ============    ===========

                                       1996           1995           1994
                                    ------------   ------------    -----------

Identifiable assets:(1)
  United States                    $ 41,502,610   $ 64,817,668    $44,620,445
  Foreign                                  -              -              -
                                   ------------   ------------    -----------
                                   $ 41,502,610   $ 64,817,668    $44,620,445
                                   ============   ============    ===========

GEOGRAPHIC INFORMATION - DISCONTINUED OPERATIONS

                                       1996           1995           1994
                                    ------------   ------------    -----------

Revenues from unaffiliated customers:
  United States                    $ 56,598,564   $ 27,618,332    $ 4,819,975
  Foreign                                  -              -              -
                                   ------------   ------------    -----------
                                   $ 56,598,564   $ 27,618,332    $ 4,819,975
                                   ============   ============    ===========

Loss from operations of discontinued
  subsidiaries
    United States                  $(18,700,000)  $   (286,987)   $   (90,971)
    Foreign                                -              -              -
                                   ------------   ------------    -----------

Loss on disposal of subsidiaries:
  United States                     (12,100,000)          -              -
  Foreign                                  -              -              -
                                   ------------   ------------    -----------
Net loss                           $(30,800,000)  $   (286,987)   $   (90,971)
                                   ============   ============    ===========

There were no sales or transfers between geographic areas in any of the years presented.

(1) 1995 and 1994 identifiable assets have not been restated from discontinued operations.

The Company has one program supplier that supplied product that generated
39 percent, a second that generated 21 percent, and a third that generated
15 percent of Rentrak revenues for the year ended March 31, 1996. The Company has one program supplier that supplied product that generated 26 percent, a second that generated 17 percent, and a third that generated 15 percent of Rentrak revenues for the year ended March 31, 1995. The Company had one program supplier that supplied product that generated 28 percent and a second program supplier that supplied product that generated 25 percent of Rentrak revenues for the year ended March 31, 1994. There were no other program suppliers who provided product accounting for more than 10 percent of sales for the years ended March 31, 1996, 1995 and 1994.

The Company currently receives a significant amount of product from one program supplier. Although management does not believe that this relationship will be terminated in the near term, a loss of this supplier could affect operating results adversely. This disclosure is being provided pursuant to Statement of Position No. 94-6. "Disclosure of Certain Significant Risks and Uncertainties," which was required to be adopted by the Company in this fiscal year.

One customer accounted for 10 percent and 14 percent of the Company's revenues in 1996 and 1995, respectively. No customers accounted for 10 percent or more of the Company's revenue in 1994.

15.  DISCONTINUED OPERATIONS:

In March 1996, the Board approved the spin-off of TPI into a separate public company with Rentrak shareholders being issued new shares representing
100 percent ownership of TPI. Since then, the Company has been approached by parties interested in acquiring TPI and the Company recently signed a nonbinding letter of intent. The due diligence process is currently underway. Final disposition of TPI either through a sale or the spinoff is expected to be completed by year-end.

TPI is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying statement of operations. TPI incurred losses from operations, net of income tax benefit, of approximately $12,720,000 (including a write-off of intangible assets of $9,300,000 (see Note 1)) for the year ended February 29, 1996. This amount is included in loss from operations of discontinued subsidiaries in the accompanying statement of operations. The Company has also accrued at March 31, 1996, approximately $2,300,000 for the operating losses estimated to be incurred by TPI through the disposal date and other costs of approximately $6,700,000 associated with the disposition such as professional fees and a write-down of the assets to their estimated realizable value. A deferred tax asset related to these costs of approximately $3,380,000 was also recorded with a valuation allowance reserve against the entire asset. These operating losses and costs are included in loss on disposal of subsidiaries in the accompanying statement of operations.

Net noncurrent assets of TPI which are included in net noncurrent assets of discontinued operations in the accompanying balance sheet at March 31, 1996 are comprised primarily of property and equipment and long-term debt. Net current liabilities of TPI which are included in net current liabilities of discontinued operations in the accompanying balance sheet at March 31, 1996 are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by TPI through the disposal date and other costs associated with the disposition.

In June 1996, the Board also approved the spin-off of BlowOut into a public company with Rentrak shareholders being issued shares representing 73.1 percent ownership of BlowOut. Rentrak will retain 19.9 percent and certain minority shareholders will retain 7 percent. The 19.9 percent interest of the net assets of BlowOut at March 31, 1996 has been recorded in other investments in the accompanying balance sheet. Also, the Company has recorded accounts receivable from BlowOut totaling $3,227,006 and a note receivable of $2,800,000 bearing interest at 9 percent which is due March 1999. These balances represent amounts due on transactions (primarily PPT charges) which will continue in the future after BlowOut is spun off. Therefore, these amounts have not been eliminated in consolidation. Final disposition of BlowOut is expected to be completed by year-end.

BlowOut is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying statement of operations. BlowOut incurred losses from operations, net of income tax benefit, of approximately $5,980,000 for the year ended March 31, 1996. This amount is included in loss from operations of discontinued subsidiaries in the accompanying statement of operations. The Company has also accrued at March 31, 1996, approximately $2,500,000 for the operating losses estimated to be incurred by BlowOut through the disposal date and professional fees of approximately $600,000 associated with the disposition. A deferred tax asset related to these costs of approximately $1,158,000 was also recorded with a valuation allowance reserve against the entire asset. These operating losses and costs are included in loss on disposal of subsidiaries in the accompanying statement of operations.

Net noncurrent assets of BlowOut are included in net noncurrent assets of discontinued operations in the accompanying balance sheet at March 31, 1996 are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the accompanying balance sheet at March 31, 1996 are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating losses to be incurred by BlowOut through the disposal date and other costs associated with the disposition.

Divestitures through stock dividend and spin-off are subject to a number of conditions, including formal declaration of a dividend by the Board of Directors.

Revenues, operating costs and expenses, other income and expenses, and income taxes for fiscal years 1995 and 1994 have been reclassified for amounts associated with the discontinued operations. The 1995 balance sheet has not been restated.

Revenues from such operations for the periods ended March 31, were as follows:


                                       1996           1995           1994
                                    ------------   ------------    -----------
             TPI                    $39,131,760    $26,363,211     $3,950,705
             BlowOut                 17,466,804      1,255,121        869,270

Discontinued operations include management's best estimates of the anticipated losses from discontinued operations through the date of disposition as well as amounts expected to be realized on the spin-off and or sale of the two subsidiaries. The estimates are based on an analysis of the operations of the Companies, including costs which may be incurred to dispose of the entities. The amounts the Company will ultimately incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

                                 Rentrak Corporation
                          Valuation and Qualifying Accounts
                                     Schedule II



                                       Balance at     Charged to       Charged                             Balance
                                         Beginning     Cost and        to Other           Recoveries      at End of
                                       of Periods      Exepenses      Accounts          (Deductions)      Period
- -------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
    March 31, 1994                      1,268,126       (687,189)          -                644,029      1,224,966
    March 31, 1995                      1,224,966     (2,984,899)          -              2,402,513        642,580
    March 31, 1996                        642,580     (2,327,028)      (332,692) (1)      2,645,035        627,895

Advances to program suppliers reserve
    March 31, 1995                              0        572,300           -                   -           572,300
    March 31, 1996                        572,300      1,345,406           -                   -         1,917,706

Inventory reserve
    March 31, 1995                              0        336,046           -                   -           336,046
    March 31, 1996                        336,046                      (336,046) (1)           -                 0

Other Current Assets-
Retailer Financing Program reserve
    March 31, 1995                              0        267,938           -                   -           267,938
    March 31, 1996                        267,938        846,582           -                   -         1,114,520

Other Assets-
Retailer Financing Program reserve
    March 31, 1995                              0      2,974,912           -                   -         2,974,912
    March 31, 1996                      2,974,912      1,943,119           -                   -         4,918,031



(1) Transfered to discontinued operations

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTRAK CORPORATION

By /S/ F. Kim Cox
   -----------------------------------
   Executive Vice President/Chief Financial Officer


Date July 2, 1996
     ---------------------------------