Form 10-Q
period 1996-06-30
RENTRAK CORP
filed 1996-08-12
CIK 800458

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: June 30, 1996

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

   As of July 31, 1996, the Registrant had 12,142,189 shares of Common Stock outstanding.



   PART I. FINANCIAL INFORMATION


   Item 1.  Financial Statements


   Consolidated Statements of Operations for the three month periods ended June 30, 1996 and June 30, 1995

   Consolidated Balance Sheets as of June 30, 1996 and March 31, 1996

   Consolidated Statements of Cash Flows for the three month periods ended June 30, 1996 and June 30, 1995

   Notes to Consolidated Financial Statements



                                          RENTRAK CORPORATION
                                       STATEMENTS OF OPERATIONS
                                                                    (Unaudited)

                                                             Three Months Ended June 30,

                                                                 1996                1995

         REVENUES:
            PPT                                            $ 22,648,696         $ 22,024,957
            Other                                             1,114,414            1,331,533

                                                             23,763,110           23,356,490


         OPERATING COSTS AND EXPENSES:
            Cost of sales                                    19,454,334           18,888,412
            Selling and administrative                        3,622,828            4,111,216

                                                             23,077,162           22,999,628

         INCOME FROM OPERATIONS                                 685,948              356,862

         OTHER INCOME (EXPENSE):
            Interest income                                     173,621              269,285
            Interest expense                                   (119,915)              (8,612)
            Other                                               208,875                 -

                                                                262,581              260,673

         INCOME FROM CONTINUING
            OPERATIONS BEFORE INCOME TAX PROVISION              948,529              617,535

         INCOME TAX PROVISION                                   372,233              179,085

         INCOME FROM CONTINUING OPERATIONS                      576,296              438,450

         LOSS FROM OPERATIONS OF DISCONTINUED
            SUBSIDIARIES (LESS APPLICABLE INCOME
            TAX BENEFIT OF $519,314 in 1995)                      -                 (774,567)

         NET INCOME (LOSS)                                 $    576,296         $   (336,117)

         EARNINGS (LOSS) PER COMMON SHARE AND COMMON
           EQUIVALENT SHARE
            Continuing operations                          $       0.05         $       0.04





            Discontinued operations                                 -                  (0.07)

         NET INCOME (LOSS)                                 $       0.05         $      (0.03)


         SHARES USED IN PER SHARE CALCULATION                12,243,069           11,523,846


                                The accompanying notes are an integral

                                       part of these statements.





                                                            RENTRAK CORPORATION

                                            BALANCE SHEETS

                                                ASSETS
                                                             (Unaudited)
                                                                June 30,            March 31,
                                                                  1996                1996

         CURRENT ASSETS:
            Cash and cash equivalents                       $  1,714,998         $  2,683,128
            Investment securities available for sale                -                 344,500
            Accounts receivable, net of
              allowance for doubtful accounts
              of $604,645 and $627,895                        17,343,763           15,116,203
            Accounts receivable - affiliates                   3,028,924            3,227,006
            Advances to program suppliers                      1,979,948            1,462,875
            Inventory                                          1,257,952            1,737,695
            Deferred tax asset                                 1,315,534            1,353,226
            Other current assets                               2,595,840            3,343,389

            Total current assets                              29,236,959           29,268,022

         PROPERTY AND EQUIPMENT, net                           1,206,894            1,466,177

         INTANGIBLES, net                                        333,407              347,137

         NOTES RECEIVABLE - AFFILIATE                          2,800,000            2,800,000

         OTHER INVESTMENTS, net                                2,068,856            3,477,105

         DEFERRED TAX ASSET                                    3,002,538            2,918,838

         OTHER ASSETS                                          1,168,259            1,225,331





         NET NONCURRENT ASSETS OF
           DISCONTINUED OPERATIONS                            14,749,248           14,749,248

                                                            $ 54,566,161         $ 56,251,858



                                The accompanying notes are an integral

                                     part of these balance sheets.




                                         RENTRAK CORPORATION

                                            BALANCE SHEETS

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             (Unaudited)
                                                                June 30,            March 31,
                                                                  1996                1996

         CURRENT LIABILITIES:
            Line of credit                                 $  5,700,000         $  2,700,000
            Accounts payable                                 14,527,166           21,795,843
            Accrued liabilities                               2,976,326            2,163,325
            Accrued compensation                              1,129,931            1,240,543
            Deferred revenue                                  3,611,191            2,004,865
            Net current liabilities of
              discontinued operations                        11,942,858           11,942,858

            Total current liabilities                        39,887,472           41,847,434


         COMMITMENTS AND CONTINGENCIES





         STOCKHOLDERS' EQUITY:
            Preferred stock $.001 par value;
              Authorized: 10,000,000 shares                         -                    -
            Common stock, $.001 par value;
              Authorized: 30,000,000 shares
              Issued and outstanding: 12,138,641 shares
              at June 30, 1996 and 12,138,216 shares at
              March 31, 1996                                     12,139               12,138
            Capital in excess of par value                   49,085,445           49,583,514
            Net unrealized gain on investment
              securities                                        229,223              567,508
            Accumulated deficit                             (32,789,866)         (33,366,162)
            Less- Deferred charge - warrants                 (1,858,252)          (2,392,574)

                                                             14,678,689           14,404,424

                                                           $ 54,566,161         $ 56,251,858


                                The accompanying notes are an integral

                                     part of these balance sheets.



                                          RENTRAK CORPORATION
                                        STATEMENT OF CASH FLOWS
                                                                     (Unaudited)
                                                             Three Months Ended June 30,
                                                                  1996               1995

        CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                             $     576,296        $    (336,117)
            Adjustments to reconcile
              income (loss) to net
              cash provided (used) in operations
            Gain on investment/asset sales                     (208,875)            (558,286)
            Depreciation                                        265,593              510,712
            Amortization of intangibles                          42,436              336,079


            Amortization of warrants                             37,409              168,572
            Provision for doubtful accounts                     (23,250)            (277,678)
            Retailer financing program reserves                  45,000              (69,528)
            Studio advance reserves                             (67,478)             350,000
            Deferred income taxes                               161,331                 -
            Change in specific accounts, net of
             effects in 1995 of purchase of business:
                Accounts receivable                          (2,204,310)           1,367,397
                Advance to program suppliers                   (449,595)          (1,056,071)
                Inventory                                       479,743              396,462
                Other current assets                            945,631              764,222
                Accounts payable                             (7,268,677)          (4,582,458)
                Accrued liabilities and compensation            702,389            1,561,978
                Deferred revenue                              1,606,326             (402,458)

                 Net cash provided (used) by
                   operations                                (5,360,031)          (1,827,174)

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment                (25,174)          (1,452,760)
             Payment for purchase of business,
               net of cash acquired                                -                (377,848)
             Purchases of other assets
               and intangibles                                   28,366              801,089
             (Investment)/reduction in retailer
              financing program                                 955,000           (1,019,167)
             Proceeds from sale of investments/assets           434,864            1,100,000

                 Net cash provided (used) by
                 investing activities                         1,393,056             (948,686)

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings (payments) under line of credit       3,000,000              (23,290)
             Net Redemptions of Common Stock                     (1,155)            (333,775)

                 Net cash provided (used)
                 by financing activities                      2,998,845             (357,065)

         NET DECREASE IN CASH AND CASH
            EQUIVALENTS                                        (968,130)          (3,132,925)

         CASH AND CASH EQUIVALENTS AT BEGINNING
            OF THIS PERIOD                                    2,683,128           10,709,405

         CASH AND CASH EQUIVALENTS AT END
           OF PERIOD                                      $   1,714,998        $   7,576,480

         SUPPLEMENTAL DISCLOSURES OF CASH
            FLOW INFORMATION:
               Cash paid during the period for -
                 Interest                                 $      94,833        $       1,636
                 Income taxes                             $     116,016        $       7,952

         NON-CASH ACTIVITIES:
               Decrease in Net Unrealized
                 Gain on Investment Securities            $     338,285        $        -
               Reduction of Warrants                      $     496,913        $        -


   RENTRAK CORPORATION


   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE A:     Basis of Presentation

   The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 1997. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1996 Annual Report to Shareholders.

   The financial statements reflect, in the opinion of management, all material adjustments (which include only normal and recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

   The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method.

   Pro Image Inc's., ("Pro Image") year-end is February 28. As there are no intervening events which materially affect the financial position or results of operations, the consolidated statements include Pro Image's balance sheet as of May 31, 1996 and February 29, 1996 and the statement of operations and cash flows for the three month period ended May 31, 1995.

   BlowOut Entertainment, Inc's ("BlowOut") balance sheet as of June 30, 1996 and March 31, 1996 and the statements of operations and cash flows for the three months ended June 30, 1995 are included in the Consolidated Financial Statements as discontinued operations.

   Subsequent to March 31, 1996, the Company approved plans to discontinue the operations of Pro Image and BlowOut (see Note B and Note 15 to the Notes to the March 31, 1996 Consolidated Financial Statements included in the 1996 Annual Report to Shareholders filed on Form 10-K). Accordingly, the financial results of these entities are reflected as discontinued operations in the March 31, 1996 and June 30, 1996 financial statements, and the previous year statement of operations has been restated to reflect these entities as discontinued. The 1995 cash flow statement has not been restated.


   NOTE B:      Planned Divestitures

   During the quarter ended March 31, 1996, the Company assessed its overall business strategy and decided to divest two subsidiary units -- Pro Image and BlowOut. The Company's Board of Directors has approved in principle the spin-off of Pro Image and BlowOut. Thus, the operations of Pro Image and BlowOut are reflected as discontinued operations in the accompanying statements of operations. Refer to
   Note 15 of the Notes to the March 31, 1996 Consolidated Financial Statements included in the 1996 Annual Report to Shareholders filed on Form 10-K for a discussion of the Company's divestiture plans, reserves established by the Company related to the discontinued operations, and the nature of management's estimates used in determining the reserves. At June 30, 1996 there have been no changes in the total reserves which were recorded at March 31, 1996 related to discontinued operations.

   Both Pro Image and BlowOut have experienced significant losses from operations and have used significant amounts of cash to fund operations during their most recent fiscal year and for the quarter ended June 30, 1996.

   BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. Subsequent to June 30, 1996, BlowOut received a commitment for a $1,000,000 secured loan at an annual interest rate of approximately 14.0%. The loan would have a term of five years and be secured by certain assets at each BlowOut store location. The loan would be guaranteed by the Company until the lender is satisfied that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. Each quarter the lender has agreed to consider increasing its commitment. BlowOut is currently pursuing financing from several other sources and the Company has agreed to guarantee up to $7 million of outside financing to BlowOut.

   The Company's exposure related to adverse financial and operational developments at Pro Image and BlowOut is limited to its receivables from and investment in BlowOut which will be retained after the planned spin-off (see Note 15 of the Notes to the March 31, 1996 Consolidated Financial Statements), certain guarantees previously made to BlowOut (see Note 9 of the Notes to the March 31, 1996 Consolidated Financial Statements) and any funding covered by the financing guarantee discussed above. The Company believes it has the wherewithal to fulfill these obligations and does not believe that the issues faced by Pro Image and BlowOut will have a material adverse effect on the Company.


   NOTE C:    Net Income/Loss Per Share

   At June 30, 1996 and 1995, primary earnings per share are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants. For the June 30, 1996 primary earnings per share calculation, 12,243,069 common shares and common share equivalents are assumed outstanding. For the June 30, 1995 primary earnings per share calculation, 11,523,846 common shares and common share equivalents are assumed outstanding.


   NOTE D:     Interest in Foreign Corporation

   In December 1989, the Company entered into an agreement with a Japanese Corporation and formed a jointly-owned Japanese corporation, Rentrak Japan. Rentrak Japan's purpose is to market PPT in the Pacific Rim. The Company has provided its PPT technology and certain trademarks and service marks. The Japanese owner has provided substantially all operating capital. The Company has a one-fourth interest in Rentrak Japan. The Company accounts for its interest in Rentrak Japan using the equity method. As of March 31, 1993, the Company's investment in Rentrak Japan was written down to zero. The Company has provided no guarantees or other financial commitments for the investee which would require the recognition of additional losses under the equity method. For the three month period ended June 30, 1996, the joint venture realized a loss.

   Summarized financial data for the joint venture, after translation to U.S. currency, at June 30, 1996, and for the three month period then ended is as follows:

   Current assets           $33,100,996
   Noncurrent assets        $10,545,655

   Current liabilities      $37,166,058
   Noncurrent liabilities   $ 6,560,218

   Shareholders' deficit    $    79,625

   For The Three Months Ended
   June 30, 1996:

   Net sales                $30,642,659
   Cost of sales            $24,586,076

   Net Loss                 $   223,180


   Subsequent to June 30, 1996, the Company entered into an agreement with a Japanese Corporation pursuant to which the Company would sell 60 shares of Rentrak Japan stock for $4.5 million cash payable on August 30, 1996. This will reduce the Company's interest in Rentrak Japan from 25 percent to 10 percent. In connection with this agreement, the Japanese Corporation also has agreed to lend the Company $3.0 million on or before August 30, 1996. The note, which will bear interest at 12 percent will be subordinated to all other debt and will be due on August 30, 1998. Pursuant to this agreement, Rentrak may, at its sole discretion, use a portion or all of the loan proceeds to purchase up to 15 percent of the equity of BlowOut and deliver such equity to the Japanese Corporation in repayment of a portion or all of the note.

   NOTE E:     Major Suppliers

   For the quarter ended June 30, 1996, the Company had one program supplier whose product generated 40 percent, a second that generated 28 percent, and a third that generated an additional 12 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1996.

   For the quarter ended June 30, 1995, the Company had one program supplier whose product generated 36 percent and a second that generated an additional 26 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1995.


   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   Forward Looking Statements

   Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding revenue growth, gross profit margin and liquidity constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: non-renewal of line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, new technology, and the continued availability of cassettes from Program Suppliers. Such factors are discussed in more detail in the Company's 1996 Annual Report to Shareholders.


   Results of Operations

   As discussed in the Notes to the March 31, 1996 Consolidated Financial Statements, the Company approved plans to discontinue the operations of Pro Image and BlowOut. Accordingly the financial results of these entities are reflected as discontinued operations in the June 30, 1996 and the March 31, 1996 financial statements, and the previous year statement of operations has been restated to reflect these entities as discontinued.

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

   Continuing Operations - Domestic PPT Operations and Other Continuing Subsidiaries

   For the quarter ended June 30, 1996, total revenue increased $0.4 million, or 1.7 percent, rising to $23.8 million from $23.4 million in the quarter ended June 30, 1995. Total revenue includes the following fees: processing fees generated when retailers are approved for participation in the PPT system; handling fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan; and sale of video cassettes.

   The increase in total revenue and the increases described in the following paragraph were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT system from the Company (the "Participating Retailers"); (ii) the number of titles released to the PPT system; and (iii) the total number of Cassettes leased under the PPT system. By quarter end, the number of Participating Retailers had grown 25 percent to 4,795 from 3,823 a year earlier.

   Cost of sales for the quarter ended June 30, 1996 rose to $19.5 million from $18.9 million the prior year, an increase of $0.6 million, or 3 percent. The increase is primarily due to the increase in revenue noted above. In fiscal 1996, the gross profit margin decreased to 18 percent from 19 percent the previous year. The decrease reflects an increase in major motion picture studio product, which traditionally has a lower gross margin and the curtailment of the operations of the software development company which historically has generated higher margins.

   Selling, general and administrative expenses were $3.6 million in fiscal 1996 compared to $4.1 million in fiscal 1995. This decrease of $0.5 million, or 12 percent, was primarily due to the reduction in advertising co-op allowances in excess of amounts retained from program suppliers. As a percentage of total revenue, selling, general and administrative expenses decreased from 18 percent for the quarter ended June 30, 1995 to 15 percent for the quarter ended June 30, 1996.

   Other income was $0.3 million for the quarter ended June 30, 1995 and June 30, 1996. In 1996, other income includes a gain of $0.2 million on the sale of corporate securities.

   For the quarter ended June 30, 1996, Domestic PPT Operations recorded a pre-tax profit of $0.9 million, or 4 percent of total revenue, compared to a pre-tax profit of $0.6 million, or 3 percent of total revenue in the quarter ended June 30, 1995.

   Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of a software development company and other video retail and other operations. For the quarter ended June 30, 1996, Other Subsidiaries recorded pre-tax income of $13,000 compared to $22,000 for the quarter ended June 30, 1995.

   Discontinued Operations - Pro Image

   In March 1996, The Board of Directors approved in principle the spin-off of Pro Image into a separate public company pursuant to which Rentrak would dividend to its shareholders shares of Pro Image representing 100% ownership of Pro Image. Since then, the Company has been approached by parties interested in acquiring Pro Image.
   The Company is evaluating the proposals and if no acceptable offer is received, a dividend distribution to the Company's Shareholders will be completed. This divestiture is expected to be completed by fiscal year end. The proposed divestiture through stock dividend is subject to a number of conditions, including formal declaration of a dividend by the Board of Directors. For the quarter ended May 31, 1996, Pro Image had revenues of $7.1 million and a loss of $1.6 million. The loss related to the quarter ended May 31, 1996 was accrued at March 31, 1996 and is therefore not reflected in the June 30, 1996 statement of operations. For the quarter ended May 31, 1995, Pro Image recorded revenues of $5.9 million and a net loss of $.7 million.

   Discontinued Operations - BlowOut

   In June 1996, the Board of Directors of the Company approved in principle the spin-off of BlowOut into a public company pursuant to which Rentrak would dividend to its shareholders shares of BlowOut representing 73.1 percent ownership of BlowOut. Rentrak would retain
   19.9 percent and certain minority shareholders would retain 7 percent. Final disposition of BlowOut is expected to be completed by fiscal year end. The proposed divestiture through a stock dividend is subject to a number of conditions, including formal declaration of a dividend by the Board of Directors. For the quarter ended June 30, 1996, BlowOut had revenue of $7.3 million and a loss of $1.0 million. The loss related to the quarter ended June 30, 1996 was accrued at March 31, 1996 and is therefore not reflected in the June 30, 1996 statement of operations. For the quarter ended June 30, 1995, BlowOut had revenue of $.9 million and recorded a net loss of $68,000. Comparisons to the quarter ended June 30, 1995, are not meaningful because of the acquisitions of two entities which occurred in June and September 1995. (See Note 8 of the Notes to the Consolidated Financial Statements included in the 1996 Annual Report to Shareholders filed on form 10-K.)

   Consolidated Balance Sheet

   At June 30, 1996, total assets were $54.6 million, a decrease of $1.7 million from the $56.3 million at March 31, 1996. As of June 30, 1996, Accounts Receivable had increased $2.2 million to $17.3 million from $15.1 million at March 31, 1996. The increase is due to the accrual of $4.5 million in receivables due to a large order which was received by the Company in June, 1996. Offsetting this accrual was a reduction in accounts receivable due to the seasonal decline in revenue activity. As of June 30, 1996, Other Investments decreased $1.4 million to $2.1 million from $3.5 million at March 31, 1996. A majority of the decline was due to the repayment of a $1.0 million investment. The remaining portion was due to a decrease in the market value of investments held at quarter end.

   As noted earlier, the Company approved plans to discontinue the operations of Pro Image and BlowOut. At June 30, 1996 and March 31, 1996, the net assets of Pro Image and BlowOut have been segregated in the Consolidated Financial Statements.

   Net noncurrent assets of Pro Image which are included in net noncurrent assets of discontinued operations in the accompanying Consolidated Financial Statements at June 30, 1996 and March 31, 1996 are comprised primarily of property and equipment and long-term debt. Net current liabilities of Pro Image which are included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements at June 30, 1996 and March 31, 1996 are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by Pro Image through the expected disposal date and other costs associated with the disposition.

   Net noncurrent assets of BlowOut which are included in net non current assets of discontinued operations in the accompanying Consolidated Financial Statements at June 30, 1996 and March 31, 1996 are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements at June 30, 1996 and March 31, 1996 are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating losses to be incurred by BlowOut through the expected disposal date and other costs associated with the disposition.


   LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996, the Company had cash and other liquid investments of $1.7 million, compared to $3.0 million at March 31, 1996. At June 30, 1996, the Company's current ratio (current assets/current liabilities) increased to .73 from .70 at March 31, 1996.

   The Company has an agreement for a line of credit in an amount not to exceed the lesser of $10 million or the sum of (a) 70 percent of the net amount of eligible accounts receivable as defined in the agreement plus (b) certain certificates of deposits and treasury bills as defined in the agreement. The line of credit expires on October 27, 1996. Interest is payable monthly at the bank's prime rate plus 1.5 percent (9.75 percent at June 30, 1996). The lender has been granted an option to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets (excluding Pro Image assets). The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company was in compliance with these covenants as of June 30, 1996. At June 30, 1996, the Company had $5.7 million outstanding borrowings under this agreement. As of August 1, 1996, $4.0 million was repaid on the line resulting in a balance outstanding of $1.7 million.

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

   Pro Image has a line of credit arrangement with a financial institution for the lesser of $5.0 million or the amount of the borrowing base as defined in the agreement. Pro Image may borrow an additional $1.0 million under the line of credit agreement, subject to a dollar for dollar cash infusion from Rentrak. Interest under the revised agreement is accrued at the financial institution's prime rate (8.25 percent at May 31, 1996) plus .25 percent. The credit agreement expires on July 31, 1997. As of May 31, 1996, Pro Image was not in compliance with their debt covenants. Accordingly, the line of credit has been classified as current and is included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements.

   The Company has established a retailer financing program whereby the Company will provide, on a selective basis, financing to video retailers who the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT system for a designated period of time. Under these agreements, retailers are typically required to obtain some or all of their requirements of cassettes offered under the PPT system. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

   The Board of Directors has authorized up to $14 million to be used in connection with the Company's retailer financing program. As of July 1996, the Company has invested in, or made commitments to loan to or invest in, various video retailers in amounts representing substantially all of the $14 million authorized. The loans, investments or commitments made to various retailers individually range from $0.2 million to $1.6 million. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 2 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management.

   As of June 30, 1996, the Company has invested or loaned approximately $6.3 million under the program. Because of the financial condition of a number of these retailers, the Company has reserved approximately $6.1 million of the original loan or investment amount.

   Subsequent to June 30, 1996, the Company entered into an agreement with a Japanese Corporation pursuant to which the Company would sell 60 shares of Rentrak Japan stock for $4.5 million cash payable on August 30, 1996. This will reduce the Company's interest in Rentrak Japan from 25 percent to 10 percent. In connection with this agreement, the Japanese Corporation also has agreed to lend the Company $3.0 million on or before August 30, 1996. The note, which will bear interest at 12 percent will be subordinated to all other debt and will be due on August 30, 1998. Pursuant to this agreement, Rentrak may, at its sole discretion, use a portion or all of the loan proceeds to purchase up to 15 percent of the equity of BlowOut and deliver such equity to the Japanese Corporation in repayment of a portion or all of the note.

   Both Pro Image and BlowOut have experienced significant losses from operations and have used significant amounts of cash to fund operations during their most recent fiscal year and for the quarter ended June 30, 1996.

   BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. Subsequent to June 30, 1996, BlowOut received a commitment for a $1,000,000 secured loan at an annual interest rate of approximately 14.0%. The loan would have a term of five years and be secured by certain assets at each BlowOut store location. The loan would be guaranteed by the Company until the lender is satisfied that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. Each quarter the lender has agreed to consider increasing its commitment. BlowOut is currently pursuing financing from several other sources and the Company has agreed to guarantee certain supplier debt and up to $7 million of outside financing to BlowOut.

   The Company's exposure related to adverse financial and operational developments at Pro Image and BlowOut is limited to its receivables from an investment in BlowOut which will be retained after the planned disposition [See Note 15 of the Notes to the March 31, 1996 Consolidated Financial Statements], certain guarantees previously made to BlowOut [See Note 9 of the Notes to the March 31, 1996 Consolidated Financial Statements] and any funding covered by the financing guarantee discussed above. The Company believes it will be able to fulfill these obligations and does not believe that the issues faced by Pro Image and BlowOut will have a material adverse effect on the Company.

   The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facilities (assuming such facilities are extended or new ones obtained). Although its operations generated negative cash flow during fiscal 1996 and substantial losses from discontinued operations, the sources of liquidity referred to above, along with the flexibility that the Company has in adjusting operating levels, are expected to be sufficient to fund the Company's operations for the fiscal year ending March 31, 1997.




                                  PART II

   Item 1.  Legal Proceedings.

             None

   Item 2.  Changes in Securities

             None

   Item 3.  Defaults upon Senior Securities

             None

   Item 4.  Submission of matters to a Vote of Security Holders

             None

   Item 5.  Exhibits and Reports on Form 8-K

            (a)  Exhibits - Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K - None

   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated this 12th day of August, 1996

   RENTRAK CORPORATION:

   /s/ Carolyn A. Pihl

   Carolyn A. Pihl
   Chief Accounting Officer

   Signing on behalf of the registrant