Form 10-Q
period 1996-09-30
RENTRAK CORP
filed 1996-11-13
CIK 800458

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended:

                          September 30, 1996

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

   As of October 31, 1996, the Registrant had 12,154,239 shares of Common Stock outstanding.


   PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Statements of Operations for the three month periods ended September 30, 1996 and September 30, 1995

   Consolidated Statements of Operations for the six month periods ended September 30, 1996 and September 30, 1995

   Consolidated Balance Sheets as of September 30, 1996 and March 31,
   1996

   Consolidated Statements of Cash Flows for the six month periods ended September 30, 1996 and September 30, 1995

   Notes to Consolidated Financial Statements


                                          RENTRAK CORPORATION
                                       STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                          Three Months Ended September 30,
                                                1996               1995

         REVENUES:
            PPT                           $ 29,962,381         $ 26,611,510
            Other                            5,442,310            1,312,331

                                            35,404,691           27,923,841


         OPERATING COSTS AND EXPENSES:
            Cost of sales                   25,446,970           22,008,497
            Selling and administrative       3,683,032            4,089,237

                                            29,130,002           26,097,734

         INCOME FROM OPERATIONS              6,274,689            1,826,107

         OTHER INCOME (EXPENSE):
            Interest income                    112,054              201,109
            Interest expense                   (62,035)             (84,515)
            Other                              110,000             (198,087)

                                               160,019              (81,493)

         INCOME FROM CONTINUING
            OPERATIONS BEFORE INCOME
            TAX PROVISION                    6,434,708            1,744,614

         INCOME TAX PROVISION                2,458,775              505,938

         INCOME FROM CONTINUING OPERATIONS   3,975,933            1,238,676

         LOSS FROM OPERATIONS OF DISCONTINUED
           SUBSIDIARIES (LESS APPLICABLE INCOME
           TAX BENEFIT OF $959,959 in 1995)      -               (1,465,579)

         NET INCOME (LOSS)                $  3,975,933         $   (226,903)

         EARNINGS (LOSS) PER COMMON
           SHARE AND COMMON
           EQUIVALENT SHARE
            Continuing operations         $       0.26         $       0.10
            Discontinued operations                -                  (0.12)

         NET INCOME (LOSS)                $       0.26         $      (0.02)


         SHARES USED IN PER SHARE
           CALCULATION                      16,323,636           11,897,209

                                The accompanying notes are an integral
                                       part of these statements.



                                          RENTRAK CORPORATION
                                       STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                          Six Months Ended September 30,
                                               1996                1995
         REVENUES:
            PPT                           $ 52,611,077         $ 48,636,467
            Other                            6,556,724            2,643,864

                                            59,167,801           51,280,331

         OPERATING COSTS AND EXPENSES:
            Cost of sales                   44,901,304           40,896,909
            Selling and administrative       7,305,860            8,200,453

                                            52,207,164           49,097,362

         INCOME FROM OPERATIONS              6,960,637            2,182,969

         OTHER INCOME (EXPENSE):
            Interest income                    285,675              470,394
            Interest expense                  (181,950)             (93,127)
            Other                              318,875             (198,087)

                                               422,600              179,180

         INCOME FROM CONTINUING
            OPERATIONS BEFORE INCOME
            TAX PROVISION                    7,383,237            2,362,149

         INCOME TAX PROVISION                2,831,008              685,023

         INCOME FROM CONTINUING OPERATIONS   4,552,229            1,677,126

         LOSS FROM OPERATIONS OF DISCONTINUED
            SUBSIDIARIES (LESS APPLICABLE INCOME
            TAX BENEFIT OF $1,479,273 in 1995)   -               (2,240,146)

         NET INCOME (LOSS)                $  4,552,229         $   (563,020)

         EARNINGS (LOSS) PER COMMON SHARE
           AND COMMON EQUIVALENT SHARE
            Continuing operations         $       0.31         $       0.14
            Discontinued operations                -                  (0.19)

         NET INCOME (LOSS)                $       0.31         $      (0.05)

         SHARES USED IN PER
           SHARE CALCULATION                16,300,423           11,710,528

                                The accompanying notes are an integral
                                       part of these statements.



                                         RENTRAK CORPORATION
                                            BALANCE SHEETS
                                                ASSETS

                                                 (Unaudited)
                                               September 30,        March 31,
                                                    1996              1996
         CURRENT ASSETS:
            Cash and cash equivalents          $  4,879,700      $  2,683,128
            Investment securities available
            for sale                                   -              344,500
            Accounts receivable, net of
              allowance for doubtful accounts
              of $345,259 and $627,895           15,611,237        15,116,203
            Accounts receivable - affiliates      1,437,811         3,227,006
            Advances to program suppliers         1,391,151         1,462,875
            Inventory                             1,492,983         1,737,695
            Deferred tax asset                    1,427,969         1,353,226
            Other current assets                  1,793,786         3,343,389

            Total current assets                 28,034,637        29,268,022

         PROPERTY AND EQUIPMENT, net              1,016,678         1,466,177

         INTANGIBLES, net                           345,132           347,137

         NOTES RECEIVABLE - AFFILIATE             2,800,000         2,800,000

         OTHER INVESTMENTS, net                   1,772,972         3,477,105

         DEFERRED TAX ASSET                       3,002,538         2,918,838

         OTHER ASSETS                               709,178         1,225,331

         NET NONCURRENT ASSETS OF
           DISCONTINUED OPERATIONS               14,749,248        14,749,248

                                               $ 52,430,383      $ 56,251,858


                                The accompanying notes are an integral
                                     part of these balance sheets.


                                         RENTRAK CORPORATION
                                            BALANCE SHEETS
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                              (Unaudited)
                                             September 30,          March 31,
                                                 1996                 1996
         CURRENT LIABILITIES:
            Line of credit                  $       -            $  2,700,000
            Accounts payable                  15,783,433           21,795,843
            Accrued liabilities                3,097,497            2,163,325
            Accrued compensation               1,544,254            1,240,543
            Deferred revenue                   1,436,876            2,004,865
            Net current liabilities of
              discontinued operations         11,942,858           11,942,858

            Total current liabilities         33,804,918           41,847,434

         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY:
            Preferred stock $.001 par value;
              Authorized: 10,000,000 shares         -                    -
            Common stock, $.001 par value;
              Authorized: 30,000,000 shares
              Issued and outstanding:
              12,141,241 shares at September 30,
              1996 and 12,138,216 shares at
              March 31, 1996                      12,141               12,138
            Capital in excess of par value    49,088,037           49,583,514
            Net unrealized gain on investment
              securities                          45,774              567,508
            Accumulated deficit              (28,813,933)         (33,366,162)
            Less- Deferred charge - warrants  (1,706,554)          (2,392,574)
                                              18,625,465           14,404,424

                                            $ 52,430,383         $ 56,251,858

                                The accompanying notes are an integral
                                     part of these balance sheets.


                                          RENTRAK CORPORATION
                                        STATEMENT OF CASH FLOWS
                                                          (Unaudited)
                                                 Six Months Ended September 30,
                                                        1996            1995
      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                         $   4,552,229   $  (563,020)
         Adjustments to reconcile
           income (loss) to net
           cash provided (used) in operations
         Gain on investment/asset sales                 (318,875)     (236,964)
         Depreciation                                    506,755     1,069,403
         Amortization of intangibles                      82,462       681,348
         Amortization of warrants                        189,107       337,144
         Provision for doubtful accounts                 (88,633)     (461,693)
         Retailer financing program reserves            (334,911)     (503,098)
         Studio advance reserves                        (112,612)      350,000
         Deferred income taxes                           161,331          -
         Change in specific accounts, net of
          effects in 1995 of purchase of business:
             Accounts receivable                        (406,401)   (1,890,640)
             Advance to program suppliers                184,336       761,664
             Inventory                                   244,712    (1,140,100)
             Other current assets                      3,338,798    (4,799,425)
             Accounts payable                         (6,012,410)   (1,849,360)
             Accrued liabilities and compensation      1,237,883       567,778
             Deferred revenue                           (567,989)         -

               Net cash provided (used) by
                operations                             2,655,782    (9,111,638)

      CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment            (76,120)     (934,360)
          Payment for purchase of business,
            net of cash acquired                            -          (77,507)
          Reductions (purchases) of other assets
            and intangibles                              435,696    (1,718,663)
          Reduction in retailer
            financing program                          1,334,911     2,190,699
          Proceeds from sale of investments/assets       544,864     2,836,849

              Net cash provided by
              investing activities                     2,239,351     2,241,271

      CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings (payments) under line of credit  (2,700,000)         -
          Net Redemptions of Common Stock                  1,439     1,277,525

              Net cash provided (used)
              by financing activities                 (2,698,561)    1,277,525

      NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                   2,196,572    (5,592,842)

      CASH AND CASH EQUIVALENTS AT BEGINNING
         OF PERIOD                                     2,683,128    13,815,718

      CASH AND CASH EQUIVALENTS AT END
         OF PERIOD                                 $   4,879,700  $  8,222,876

      SUPPLEMENTAL DISCLOSURES OF CASH
         FLOW INFORMATION:
            Cash paid during the period for -
              Interest                             $     197,642  $       -
              Income taxes paid (refunded)         $    (314,228) $    112,559

      NON-CASH ACTIVITIES:
            Decrease in Net Unrealized
              Gain (loss) on
              Investment Securities                $     521,734  $  (1,434,182)
            Reduction of Warrants                  $     496,913  $        -


   RENTRAK CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE A:     Basis of Presentation

   The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1997. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1996 Annual Report to Shareholders.

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

   Pro Image Inc's. ("Pro Image") year-end is February 28. As there are no intervening events which materially affect the financial position or results of operations, the consolidated statements include Pro Image's balance sheet as of August 31, 1996 and February 29, 1996 and the statement of operations and cash flows for the three and six month periods ended August 31, 1995, which are included in the Consolidated Financial Statements as discontinued operations.

   BlowOut Entertainment, Inc's ("BlowOut") balance sheet as of September 30, 1996 and March 31, 1996 and the statements of operations and cash flows for the three and six month periods ended September 30, 1995 are included in the Consolidated Financial
   Statements as discontinued operations.

   Subsequent to March 31, 1996, the Company approved plans to discontinue the operations of Pro Image and BlowOut (see Note B and Note 15 to the Notes to the March 31, 1996 Consolidated Financial Statements included in the 1996 Annual Report to Shareholders filed on Form 10-K). Accordingly, the financial results of these entities are reflected as discontinued operations in the March 31, 1996 and September 30, 1996 financial statements, and the previous year statements of operations have been restated to reflect these entities as discontinued. The 1995 cash flow statement has not been restated.

   NOTE B:     Planned Divestitures

   During the quarter ended March 31, 1996, the Company assessed its overall business strategy and decided to divest two subsidiary units -- Pro Image and BlowOut. The Company's Board of Directors has approved in principle the spin-off of BlowOut and the sale or other disposition of Pro Image. Thus, the operations of Pro Image and BlowOut are reflected as discontinued operations in the accompanying statements of operations. Refer to Note 15 of the Notes to the March 31, 1996 Consolidated Financial Statements included in the 1996 Annual Report to Shareholders filed on Form 10-K for a discussion of the Company's divestiture plans, reserves established by the Company related to the discontinued operations, and the nature of management's estimates used in determining the reserves. At September 30, 1996 there have been no changes in the total reserves which were recorded at March 31, 1996 related to discontinued operations.

   During the quarter, further progress was achieved with the Company's plans to divest its two discontinued operations. Pro Image, composed of 158 franchised and 66 corporately owned stores at June 30th, has been downsized to 42 corporately owned stores and 141 franchised stores. This was accomplished through the closure of 17 under performing corporate stores, and the sale of 7 corporate stores and the termination of franchise agreements covering 18 stores. Proceeds of the sales and terminations were used to increase inventory at the remaining stores and to reduce Pro Image bank debt. Pro Image expects to sell or close the remaining stores and to divest the franchise business before the end of the fiscal year.

   The Company expects to complete a distribution of shares comprising approximately 60% of BlowOut prior to November 30, 1996. The distribution is expected to result in Rentrak stockholders receiving one BlowOut share for every 8.34 Rentrak shares they hold at the record date. Rentrak's holding in BlowOut will be reduced to 9.9% in the process.

   Both Pro Image and BlowOut have experienced significant losses from operations and have used significant amounts of cash to fund operations during their most recent fiscal year and for the three and six month periods ended September 30, 1996.

   BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. In July 1996, BlowOut obtained a credit facility in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the credit facility bear interest at a fixed rate per annum equal to 13.98% The loan is guaranteed by the Company until the lender is satisfied that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. Each quarter the lender has agreed to consider increasing its commitment. In August 1996, BlowOut also obtained an additional revolving line of credit in the maximum principal amount at one time outstanding of $5.0 million. Under the Line of Credit, BlowOut may only draw up to 80% of the Orderly Liquidation Value (as defined by the Line of Credit) of eligible new and used video cassette inventory. Advances under the Line of Credit will bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11% as of September 30, 1996). The term of the Line of Credit is three years. The Line of Credit will be guaranteed by the Company until BlowOut is "spun-off" to the shareholders of the Company and the shares of BlowOut Common Stock are publicly traded, thereafter, the Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase BlowOut's video cassette inventory at specified amounts.

   The Company's exposure related to adverse financial and operational developments at Pro Image and BlowOut is limited to its receivables from and investment in BlowOut which will be retained after the planned spin-off (see Note 15 of the Notes to the March 31, 1996 Consolidated Financial Statements), certain guarantees previously made to BlowOut (see Note 9 of the Notes to the March 31, 1996 Consolidated Financial Statements) and any funding covered by the financing guarantees discussed above. The Company believes it has the wherewithal to fulfill these obligations and does not believe that the issues faced by Pro Image and BlowOut will have a material adverse effect on the Company.

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

   For the quarter and six month periods ended September 30, 1996, net earnings per share is computed using the "modified" treasury stock method. Under this method, the number of shares are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise price of the options and warrants. In addition, contingent warrants were assumed to have been exercised. The number of treasury shares assumed to be purchased with the proceeds from the exercise of stock options and warrants is limited to 20 percent of the outstanding shares at period end. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been used to repay amounts outstanding under the Company's line of credit and then any excess to have been invested in government securities with the resultant net interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share.


   NOTE D:    Interest in Foreign Corporation

   In December 1989, the Company entered into an agreement with a Japanese Corporation and formed a jointly-owned Japanese corporation, Rentrak Japan. Rentrak Japan's purpose is to market PPT in the Pacific Rim. The Company has provided its PPT technology and certain trademarks and service marks. The Japanese owner has provided substantially all operating capital. Until August 1996, the Company had a one-fourth interest in Rentrak Japan and accounted for its interest in Rentrak Japan using the equity method. As of March 31, 1993, the Company's investment in Rentrak Japan was written down to zero. The Company had provided no guarantees or other financial commitments for the investee which would require the recognition of additional losses under the equity method.

   In August 1996, the Company sold 60 shares of Rentrak Japan stock to a Japanese corporation for $110,000. This reduced the Company's interest in Rentrak Japan from 25 percent to 10 percent. In addition, the Company received a one-time royalty payment from Rentrak Japan of $4,390,000 in August, 1996.


   NOTE E:     Major Suppliers

   For the quarter ended September 30, 1996, the Company had one program supplier whose product generated 31 percent, a second that generated 25 percent, and a third that generated an additional 18 percent of Rentrak revenues. For the six month period ended September 30, 1996, the Company had one program supplier whose product generated 35 percent, a second that generated 26 percent and a third that generated an additional 16 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three or six month periods ended September 30, 1996.

   For the quarter ended September 30, 1995, the Company had one program supplier whose product generated 38 percent, a second that generated 21 percent, and a third that generated an additional 12 percent of Rentrak revenues. For the six month period ended September 30, 1995, the Company had one program supplier whose product generated 37 percent, a second that generated 23 percent, and a third that generated an additional 10 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three or six month periods ended September 30, 1995.


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

   Results of Operations

   As discussed in the Notes to the March 31, 1996 Consolidated Financial Statements, the Company determined plans to discontinue the operations of Pro Image and BlowOut. Accordingly the financial results of these entities are reflected as discontinued operations in the September 30, 1996 and the March 31, 1996 financial statements, and the previous years statements of operations have been restated to reflect these entities as discontinued.

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


   Continuing Operations - PPT Operations and Other Continuing
   Subsidiaries

   For the quarter ended September 30, 1996, total revenue increased $7.5 million, or 27 percent, rising to $35.4 million from $27.9 million in the quarter ended September 30, 1995. For the six month period ended September 30, 1996, total revenue increased $7.9 million, or 15 percent, rising to $59.2 million from $51.3 million in the six month period ended September 30, 1995. Total revenue includes the following fees: processing fees generated when retailers are approved for participation in the PPT system; handling fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan; and sale of video cassettes.

   During the quarter ended September 30, 1996, the Company received, and recognized in other revenue, $4.4 million in one-time royalty payments from Rentrak Japan. In addition to the royalty revenue, the increase in total revenue and the increases described in the following paragraph were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT system from the Company (the "Participating Retailers") and (ii) the total number of Cassettes leased under the PPT system. By September 30, 1996, the number of Participating Retailers had grown 20 percent to 4,879 from 4,077 a year earlier.

   Cost of sales for the quarter ended September 30, 1996 rose to $25.5 million from $22.0 million the prior year, an increase of $3.5 million, or 16 percent. Cost of sales for the six month period ended September 30, 1996 rose to $44.9 million from $40.9 million the prior year, an increase of $4.0 million or 10 percent. The increases are primarily due to the increase in revenue noted above.

   The gross profit margin increased to 28 percent in the quarter ended September 30, 1996 from 21 percent the previous year. The gross profit margin increased to 24 percent in the six month period ended September 30, 1996 from 20 percent in the six month period ended September 30, 1995. The increases are primarily due to the inclusion of the one-time royalty payment of $4.4 million. Excluding the $4.4 million royalty payment, the gross margin was 18% in both the three and six month periods ended September 30, 1996. The decrease from the previous year reflects an increase in major motion picture studio product, which traditionally has a lower gross margin and the curtailment of the operations of the software development company which historically has generated higher margins.

   Selling, general and administrative expenses were $3.7 million for the quarter ended September 30, 1996 compared to $4.1 million in the quarter ended September 30, 1995, a decrease of $.4 million, or 10 percent. Selling, general and administrative expenses were $7.3 million in the six month period ended September 30, 1996 compared to $8.2 million in the six month period ended September 30, 1995, a decrease of $0.9 million or 11 percent. These decreases were primarily due to the reduction in advertising co-op allowances in excess of amounts retained from program suppliers. As a percentage of total revenue, selling, general and administrative expenses decreased from 15 percent for the quarter ended September 30, 1995 to 10 percent for the quarter ended September 30, 1996. As a percentage of total revenue, selling, general and administrative expenses decreased from 16 percent for the six month period ended September 30, 1995 to 12 percent for the six month period ended September 30, 1996. These decreases are primarily due to the $4.4 million in royalty revenue which had no effect on selling, general and administrative expenses.

   Other income (expense) was $0.2 million for the quarter ended September 30, 1996 and ($0.1) million for the quarter ended September 30, 1995. Other income was $0.4 million in the six month period ended September 30, 1996 and $0.2 million in the six month period ended September 30, 1995, an increase of $0.2 million or 136 percent. Other income in the six month period ended September 30, 1996 includes a gain of $0.3 million on the sale of corporate securities which includes the sale of 60 shares of Rentrak Japan stock for $110,000.

   For the quarter ended September 30, 1996, PPT Operations recorded a pre-tax profit of $6.4 million, or 18 percent of total revenue, compared to a pre-tax profit of $1.7 million, or 6 percent of total revenue in the quarter ended September 30, 1995. For the six month period ended September 30, 1996, Domestic PPT Operations recorded a pre-tax profit of $7.4 million, or 12 percent of total revenue, compared to a pre-tax profit of $2.4 million or 5 percent of total revenue for the six month period ended September 30, 1995.

   Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of a software development company and other video retail and other operations. For the quarter ended September 30, 1996, Other Subsidiaries recorded pre-tax income of $0.1 million compared to a pre-tax loss of $0.4 million for the quarter ended September 30, 1995. For the six month period ended September 30, 1996, Other Subsidiaries recorded pre-tax income of $0.1 million compared to a pre-tax loss of $0.4 million for the six month period ended September 30, 1995.


   Discontinued Operations - Pro Image

   The Board of Directors approved in principle the disposition of Pro Image. The Company anticipates that the disposition will be effected through a series of dispositions of all or substantially all of Pro Image's assets. Pro Image, composed of 158 franchised and 66 corporately owned stores at June 30th, has been downsized to 42 corporately owned stores and 141 franchised stores. This was accomplished through the closure of 17 under performing corporate stores, and the sale of 7 corporate stores and the termination of franchise agreements covering 18 stores. Proceeds of the sales and terminations were used to increase inventory at the remaining stores and to reduce Pro Image bank debt. Pro Image expects to sell or close the remaining stores and to divest the franchise business before the end of the fiscal year. Total revenue from Pro Image decreased to $7.2 million for the quarter ended August 31, 1996 from $8.3 million for the quarter ended August 31, 1995. Total revenue from Pro Image increased to $14.3 million for the six months ended August 31, 1996 from $14.2 million for the six months ended August 31, 1995. For the quarter ended August 31, 1996, Pro Image recorded a pre-tax loss of $1.2 million. This compares with a pre-tax loss of $0.8 million for the quarter ended August 31, 1995. For the six months ended August 31, 1996, Pro Image recorded a pre-tax loss of $2.8 million. This compares with a pre-tax loss of $2.1 million for the six months ended August 31, 1995. The losses related to the three and six months ended August 31, 1996 were accrued at March 31, 1996 and are therefore not reflected in the September 30, 1996 statements of operations.

   Discontinued Operations - BlowOut

   In October 1996, the Company filed with the Securities and Exchange Commission a Form 10/A Registration Statement pursuant to which Rentrak would dividend to its shareholders shares of BlowOut representing approximately sixty percent ownership of BlowOut. Rentrak would retain 9.9 percent and certain minority shareholders would retain 30.1 percent. Final disposition of BlowOut is expected to be completed prior to November 30, 1996. The proposed divestiture through a stock dividend is subject to a number of conditions, including formal declaration of a dividend by the Board of Directors. Total revenue from BlowOut increased to $7.9 million for the quarter ended September 30, 1996 from $3.1 million for the quarter ended September 30, 1995. Total revenue from BlowOut increased to $15.2 million for the six months ended September 30, 1996 from $4.0 million for the six months ended September 30, 1995. For the quarter ended September 30, 1996, BlowOut recorded a pre-tax loss of $1.8 million. This compares with a pre-tax loss of $1.7 million for the quarter ended September 30, 1995. For the six months ended September 30, 1996, BlowOut recorded a pre-tax loss of $2.8 million. This compares with a pre-tax loss of $1.9 million for the six months ended September 30, 1995. The losses related to the three and six months ended September 30, 1996 were accrued at March 31, 1996 and are therefore not reflected in the September 30, 1996 statements of operations. Comparisons to the three and six months ended September 30, 1995, are not meaningful because of the acquisitions of two entities which occurred in June and September 1995. (See Note 8 of the Notes to the Consolidated Financial Statements included in the 1996 Annual Report to Shareholders filed on form 10-K.)



   Balance Sheet

   At September 30, 1996, total assets were $52.4 million, a decrease of $3.9 million from the $56.3 million at March 31, 1996. As of September 30, 1996, Other Investments decreased $1.7 million to $1.8 million from $3.5 million at March 31, 1996. A majority of the decline was due to the repayment of a $1.0 million investment. The remaining portion was due to a decrease in the market value of investments held at September 30, 1996. As of September 30, 1996, Accounts Receivable-affiliates decreased $1.8 million due to repayment from an affiliate of amounts due.

   As noted earlier, the Company approved plans to discontinue the operations of Pro Image and BlowOut. At September 30, 1996 and March 31, 1996, the net assets of Pro Image and BlowOut have been segregated in the Consolidated Financial Statements.

   Net noncurrent assets of Pro Image which are included in net noncurrent assets of discontinued operations in the accompanying Consolidated Financial Statements at September 30, 1996 and March 31, 1996 are comprised primarily of property and equipment and long-term debt. Net current liabilities of Pro Image which are included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements at September 30, 1996 and March 31, 1996 are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by Pro Image through the expected disposal date and other costs associated with the disposition.

   Net noncurrent assets of BlowOut which are included in net non current assets of discontinued operations in the accompanying Consolidated Financial Statements at September 30, 1996 and March 31, 1996 are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements at September 30, 1996 and March 31, 1996 are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating losses to be incurred by BlowOut through the expected disposal date and other costs associated with the disposition.


   LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company had cash and other liquid investments of $4.9 million, compared to $3.0 million at March 31, 1996. At September 30, 1996, the Company's current ratio (current assets/current liabilities) increased to .83 from .70 at March 31, 1996.

   The Company has an agreement for a line of credit in an amount not to exceed the lesser of $10 million or the sum of (a) 70 percent of the net amount of eligible accounts receivable as defined in the agreement plus (b) certain certificates of deposits and treasury bills as defined in the agreement. The line of credit expires on October 27, 1996. Interest is payable monthly at the bank's prime rate plus 1.5 percent (9.75 percent at September 30, 1996). The lender has been granted a warrant to purchase 30,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets (excluding Pro Image assets). The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company was in compliance with these covenants as of September 30, 1996. There were no amounts outstanding on the line at September 30, 1996. Subsequent to September 30, 1996, the Company received a commitment from the bank to renew the line through October, 1997. The commitment is for a line of credit in an amount not to exceed the lesser of $10 million or the sum of (a) 80 percent of the net amount of eligible accounts receivable as defined in the agreement, plus (b) certain certificates of deposits and treasury bills as defined in the agreement. Interest is payable at the bank's prime rate plus .5 percent or LIBOR plus 3 percent.

   Pro Image has a line of credit arrangement with a financial institution for the lesser of $5.0 million or the amount of the borrowing base as defined in the agreement. Pro Image may borrow an additional $1.0 million under the line of credit agreement, subject to a dollar for dollar cash infusion from Rentrak. Interest under the agreement is accrued at the financial institution's prime rate (8.25 percent at May 31, 1996) plus .25 percent. The credit agreement expires on July 31, 1997. As of August 31, 1996, Pro Image was not in compliance with their debt covenants. Accordingly, the outstanding balance of $1.8 million at August 31, 1996 under the line of credit has been classified as current and is included in net current liabilities of discontinued operations in the accompanying Consolidated Financial Statements.

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

   As of September 30, 1996, the Company had approximately $5.5 million outstanding in loans and investments under the program. Because of the financial condition of a number of these retailers, the Company has reserved approximately $5.3 million of the original loan or investment amount.

   Subsequent to September 30, 1996, the Board of Directors authorized the Company to make additional loans and investments in retailers up to a maximum of $10 million outstanding in total under the program at any point in time.

   Both Pro Image and BlowOut have experienced significant losses from operations and have used significant amounts of cash to fund operations during their most recent fiscal year and for the quarter ended September 30, 1996.

   BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. In July 1996, BlowOut Obtained a credit facility in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the credit facility bear interest at a fixed rate per annum equal to 13.98% The loan is guaranteed by the Company until the lender is satisfied that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. Each quarter the lender has agreed to consider increasing its commitment. In August 1996, BlowOut also obtained an additional revolving line of credit in the maximum principal amount at one time outstanding of $5.0 million. Under the Line of Credit, BlowOut may only draw up to 80% of the Orderly Liquidation Value (as defined by the Line of Credit) of eligible new and used video cassette inventory. Advances under the Line of Credit will bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11% as of September 30, 1996). The term of the Line of Credit is three years. The Line of Credit will be guaranteed by the Company until BlowOut completes the contemplated spin-off transaction to the lender's satisfaction. Thereafter, the Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase BlowOut's video cassette inventory at specified amounts.

   The Company's exposure related to adverse financial and operational developments at Pro Image and BlowOut is limited to its receivables from and an investment in BlowOut which will be retained after the planned disposition [See Note 15 of the Notes to the March 31, 1996 Consolidated Financial Statements], certain guarantees previously made to BlowOut [See Note 9 of the Notes to the March 31, 1996 Consolidated Financial Statements] and any funding covered by the BlowOut financing guarantees discussed above. The Company believes BlowOut will be able to fulfill these obligations and does not believe that the issues faced by Pro Image and BlowOut will have a material adverse effect on the Company.

   The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facilities. Although its operations generated negative cash flow during fiscal 1996 and substantial losses from discontinued operations, the sources of liquidity referred to above, along with the flexibility that the Company has in adjusting operating levels, are expected to be sufficient to fund the Company's operations through its fiscal year ending March 31, 1997.


                                  PART II

   Item 1.  Legal Proceedings.

             None

   Item 2.  Changes in Securities

             None

   Item 3.  Defaults upon Senior Securities

             None

   Item 4.  Submission of matters to a Vote of Security Holders

        On August 19, 1996, the Company conducted its Annual Meeting of Shareholders ("meeting"). Both of the Company's nominees to election as Director were elected. Voting for Directors was as follows:

    Nominees             For             Percentage1    Withheld        Percentage
    Muneaki Masuda            9,999,332         97.15%         293,453          2.85%
    Stephen Roberts          10,025,032         97.40%         267,753          2.60%

   Item 5.  Exhibits and Reports on Form 8-K

            (a) Exhibit 11 - Calculation of Net Income Per Share

                Exhibit 27 - Financial Data Schedule

            (b) Reports on Form 8-K - None


   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated this 13th day of November, 1996

   RENTRAK CORPORATION:

   /s/ Carolyn A. Pihl

   Carolyn A. Pihl
   Chief Accounting Officer

   Signing on behalf of the registrant


   1.  Percentage of votes cast at the Meeting or by Proxy