Form 10-Q
period 1996-12-31
RENTRAK CORP
filed 1997-02-13
CIK 800458

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: December 31, 1996

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to


        Commission file number: 0-15159
                                 RENTRAK CORPORATION
                (Exact name of registrant as specified in its charter)

        OREGON                              93-0780536
        (State or other jurisdiction of    (I.R.S. Employer Identification no.)
        incorporation or organization)

      One Airport Center, 7700 NE Ambassador Place, Portland, OR    97220
      (Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number,  including area code:  (503) 284-7581



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
        days.  Yes (x)      No ( )

        As of February 6, 1997, the Registrant had 12,173,239 shares of Common Stock outstanding.



                            PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements


                 Consolidated Statements of Operations for the three month periods ended December 31, 1996 and December 31, 1995

                 Consolidated Statements of Operations for the nine month periods ended December 31, 1996 and December 31, 1995

                 Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996

                 Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1996 and December 31, 1995

                 Notes to Consolidated Financial Statements



                                 RENTRAK CORPORATION
                               STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                              Three Months Ended December 31,
                                                    1996             1995

                                                                   RESTATED

        REVENUES:
          PPT                                  $ 24,527,761     $ 30,439,042
          Other                                   1,499,107        1,473,274

                                                 26,026,868       31,912,316

        OPERATING COSTS AND EXPENSES:
          Cost of sales                          20,914,570       26,583,700
          Selling and administrative              4,459,985        3,566,610

                                                 25,374,555       30,150,310

        INCOME FROM OPERATIONS                      652,313        1,762,006

        OTHER INCOME (EXPENSE):
          Interest income                           237,026          454,948
          Interest expense                             -            (248,629)
          Other                                        -             200,000

                                                    237,026          406,319
        INCOME FROM CONTINUING
          OPERATIONS BEFORE INCOME TAX PROVISION    889,339        2,168,325

        INCOME TAX PROVISION                        337,972          610,692

        INCOME FROM CONTINUING OPERATIONS           551,367        1,557,633

        LOSS FROM OPERATIONS OF DISCONTINUED
          SUBSIDIARIES (LESS APPLICABLE INCOME
          TAX BENEFIT OF $483,069 in 1995)            -           (2,328,863)

        NET INCOME (LOSS)                      $    551,367     $   (771,230)

        EARNINGS (LOSS) PER COMMON SHARE
        AND COMMON EQUIVALENT SHARE
          Continuing operations                $       0.05     $       0.13
          Discontinued operations                       -              (0.19)

        NET INCOME (LOSS)                      $       0.05     $      (0.06)


        SHARES USED IN PER SHARE CALCULATION     12,203,547       12,419,974


                        The accompanying notes are an integral
                              part of these statements.

                                 RENTRAK CORPORATION
                               STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                              Nine months Ended December 31,
                                                     1996            1995

                                                                  RESTATED

        REVENUES:
          PPT                                  $ 77,138,838     $ 79,075,509
          Other                                   8,055,831        4,117,138

                                                 85,194,669       83,192,647


        OPERATING COSTS AND EXPENSES:
          Cost of sales                          65,815,874       67,480,609
          Selling and administrative             11,765,845       11,767,063

                                                 77,581,719       79,247,672

        INCOME FROM OPERATIONS                    7,612,950        3,944,975

        OTHER INCOME (EXPENSE):
          Interest income                           522,701          925,342
          Interest expense                         (181,950)        (341,756)
          Other                                     318,875            1,913

                                                    659,626          585,499

        INCOME FROM CONTINUING
          OPERATIONS BEFORE INCOME TAX PROVISION  8,272,576        4,530,474

        INCOME TAX PROVISION                      3,168,980        1,295,716

        INCOME FROM CONTINUING OPERATIONS         5,103,596        3,234,758

        LOSS FROM OPERATIONS OF DISCONTINUED
          SUBSIDIARIES (LESS APPLICABLE INCOME
          TAX BENEFIT OF $1,962,342 in 1995)          -           (4,569,009)

        NET INCOME (LOSS)                      $  5,103,596     $ (1,334,251)

        EARNINGS (LOSS) PER COMMON SHARE AND COMMON
          EQUIVALENT SHARE
          Continuing operations                $       0.36     $       0.27
          Discontinued operations                       -              (0.38)

        NET INCOME (LOSS)                      $       0.36     $      (0.11)

        SHARES USED IN PER SHARE CALCULATION     16,225,002       11,947,010

                        The accompanying notes are an integral
                              part of these statements.

                                 RENTRAK CORPORATION

                                    BALANCE SHEETS

                                        ASSETS

                                                 (Unaudited)
                                                December 31,        March 31,
                                                      1996            1996

        CURRENT ASSETS:
          Cash and cash equivalents             $  5,142,294     $  2,683,128
          Investment securities available
           for sale                                     -             344,500
          Accounts receivable, net of
            allowance for doubtful accounts
            of $574,276 and $627,895              15,338,131       15,116,203
          Accounts receivable - affiliates              -           3,227,006
          Advances to program suppliers            1,395,105        1,462,875
          Inventory                                1,813,534        1,737,695
          Deferred tax asset                       1,606,928        1,353,226
          Other current assets                     2,294,964        3,343,389

          Total current assets                    27,590,956       29,268,022

        PROPERTY AND EQUIPMENT, net                1,945,450        1,466,177

        INTANGIBLES, net                             245,871          347,137

        NOTES RECEIVABLE - AFFILIATE                    -           2,800,000

        OTHER INVESTMENTS, net                     1,002,380        3,477,105

        DEFERRED TAX ASSET                         3,002,538        2,918,838

        OTHER ASSETS                               3,267,564        1,225,331

        NET NONCURRENT ASSETS OF
          DISCONTINUED OPERATIONS                  3,626,736       14,749,248

                                                $ 40,681,495     $ 56,251,858



                        The accompanying notes are an integral

                            part of these balance sheets.



                                 RENTRAK CORPORATION

                                    BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 (Unaudited)
                                                December 31,        March 31,
                                                      1996            1996
        CURRENT LIABILITIES:
          Line of credit                      $        -        $  2,700,000
          Accounts payable                       14,539,443       21,795,843
          Accrued liabilities                     3,354,585        2,163,325
          Accrued compensation                    1,901,748        1,240,543
          Deferred revenue                        2,436,819        2,004,865
          Net current liabilities of
            discontinued operations               8,606,960       11,942,858

          Total current liabilities              30,839,555       41,847,434


        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' EQUITY:
          Preferred stock $.001 par value;
            Authorized: 10,000,000 shares               -                -
          Common stock, $.001 par value;
            Authorized: 30,000,000 shares
            Issued and outstanding:
              11,949,741 shares at
              December 31, 1996
              and 12,138,216 shares at
              March 31, 1996                         11,950           12,138
          Capital in excess of par value         48,263,352       49,583,514
          Net unrealized gain (loss)
            on investment securities               (246,208)         567,508
          Accumulated deficit                   (36,632,298)     (33,366,162)
          Less- Deferred charge - warrants       (1,554,856)      (2,392,574)

                                                  9,841,940       14,404,424

                                               $ 40,681,495     $ 56,251,858


                        The accompanying notes are an integral

                            part of these balance sheets.

                                 RENTRAK CORPORATION
                               STATEMENT OF CASH FLOWS
                                                            (Unaudited)
                                               Nine months Ended December 31,
                                                           1996      1995
                                                                   RESTATED

        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                         $  5,103,596 $(1,334,251)
          Adjustments to reconcile
            income (loss) to net
            cash provided (used) in operations
          Gain on investment/asset sales                (309,852)   (236,964)
          Depreciation                                   698,657   1,992,367
          Amortization of intangibles                    184,057     952,408
          Amortization of warrants                       340,805     505,717
          Provision for doubtful accounts                (96,270)   (423,930)
          Retailer financing program reserves           (288,708)   (878,098)
          Studio advance reserves                       (138,855)    350,000
          Deferred income taxes                          161,331     463,291
          Change in specific accounts, net of
            effects in 1995 of purchase of business:
              Accounts receivable                       (125,658) (5,295,567)
              Advance to program suppliers               188,244  (1,214,235)
              Inventory                                  (75,839) (3,860,571)
              Other current assets                     4,278,153  (2,644,999)
              Accounts payable                        (7,056,400)  7,499,252
              Accrued liabilities and compensation     1,852,465     613,180
              Deferred revenue                           431,954   1,991,628
               Net Current Liabilities of
                Discontinued Operations                 (272,249)       -

               Net cash provided (used) by
                 operations                            4,875,431  (1,520,772)

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment        (1,200,085) (6,868,266)
           Payment for purchase of business,
             net of cash acquired                           -       (377,848)
           Reductions (purchases) of other assets
             and intangibles                              42,139   3,520,176
           Net reduction (increase) in
             retailer financing program                1,728,708  (2,485,865)
           Proceeds from sale of investments/assets      536,410   1,100,000

               Net cash provided (used) by
               investing activities                    1,107,172  (5,111,803)

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Borrowings (payments) under
               line of credit                         (2,700,000)  2,387,225
           Net Redemptions of Common Stock              (823,437)   (245,298)

               Net cash provided (used)
               by financing activities                (3,523,437)  2,141,927

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                  2,459,166  (4,490,648)

        CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                    2,683,128  10,709,405

        CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                  $ 5,142,294 $ 6,218,757

        SUPPLEMENTAL DISCLOSURES OF CASH
          FLOW INFORMATION:
             Cash paid during the period for -
               Interest                              $   197,642 $       -
               Income taxes paid (refunded)          $  (314,228)$   112,559

        NON-CASH ACTIVITIES:
             Decrease in Net Unrealized
               Gain (loss) on Investment Securities  $   813,716 $(1,434,182)
             Reduction of Warrants                   $   496,913 $      -

              Decrease in net non-current assets
                of discontinued operations through
                reduction in equity                  $11,122,512 $      -

              Decrease in net current
                liabilities of discontinued
                operations through increase
                in equity                            $(3,063,649)$      -

              Decrease in Notes Receivable -
                affiliate through increase
                in other assets                       $2,800,000 $      -


                                 RENTRAK CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        NOTE A:     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements (the "Condensed Consolidated Financial Statements") of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily in-dicative of the results to be expected for the entire fiscal year ending March 31, 1997. The Condensed Consolidated Financial
        Statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report to Shareholders (the "1996 Financial Statements").

        The financial statements reflect, in the opinion of management, all material adjustments (which include only normal and recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

        The Condensed Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method.

        Pro Image Inc's. ("Pro Image") year-end is February 28. As there are no intervening events which materially affect the financial position or results of operations, the Condensed Consolidated Financial Statements include Pro Image's balance sheet as of November 30, 1996 and February 29, 1996 and Pro Image's statements of operations and cash flows for the three and nine month periods ended November 30, 1995, which are included in the Condensed Consolidated Financial Statements as discontinued operations.

        BlowOut Entertainment, Inc's ("BlowOut") balance sheet as of March 31, 1996 and BlowOut's statements of operations and cash flows for the three and nine month periods ended December 31, 1995 are included in the Condensed Consolidated Financial Statements as discontinued operations.

        Subsequent to March 31, 1996, the Company approved plans to discontinue the operations of Pro Image and BlowOut (see Note B below and Note 15 included in the 1996 Financial Statements). At December 31, 1996 and March 31, 1996, the net assets of Pro Image have been segregated in the Condensed Consolidated Financial Statements. The net assets of BlowOut have been segregated in the Condensed Consolidated Financial Statements at March 31, 1996, and are not reflected in the Condensed Consolidated Financial Statements at December 31, 1996 because the Distribution of BlowOut common stock described in Note B below occurred in November 1996. The statements of operations for the three and nine month periods ended December 31, 1995 in the Condensed Consolidated Financial Statements have been restated to reflect these entities as discontinued. The 1995 cash flow statement has not been restated to reflect discontinued operations.

        The financial statements for the quarter and nine months ended December 31, 1995 included in the Condensed Consolidated Financial Statements have been revised from those included in the Company's Form 10-Q for the quarter ended December 31, 1995. The revision relates to additional general and administrative expenses of BlowOut which were identified subsequent to the filing date but prior to issuance of the Company's 1996 Financial Statements. As BlowOut is a discontinued operation, the revision is included in the "discontinued operations" balances in the Condensed Consolidated Financial Statements.


        NOTE B:      Divestitures and Planned Divestitures

        BlowOut Entertainment

        On November 26, 1996, the Company made a dividend distribution (the "Distribution") to its shareholders of 1,457,343 shares of common stock (the "BlowOut Common Stock") of BlowOut pursuant to a Reorganization and Distribution Agreement dated as of November 11, 1996 between the Company and BlowOut. Pursuant to the Distribution, each holder of common stock of the Company received one share of BlowOut Common Stock for every 8.34 shares of Rentrak common stock owned by such holder of record on November 18, 1996. In addition, fractional shares of BlowOut Common Stock were aggregated and the resulting 323 shares were sold in the public market. The aggregate net cash proceeds were distributed to those Rentrak shareholders entitled to fractional shares, including such shares resulting from ownership of fewer than 8.34 shares of Rentrak Common Stock. The distributed shares of BlowOut Common Stock represented approximately 60 percent of the outstanding shares of BlowOut Common Stock. As a result of the Distribution, the December 31, 1996 Condensed Consolidated Financial Statements reflect the elimination of the net assets and liabilities related to BlowOut and the reduction in the Company's ownership in BlowOut to approximately 9.9 percent of the outstanding shares of BlowOut common stock. The Distribution resulted in no significant changes in the reserves which were established at March 31, 1996. The operations of BlowOut are reflected in the Condensed Consolidated Financial Statements as discontinued operations at March 31, 1996 and December 31, 1995.

        BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. The Company is the principal creditor of BlowOut. The Company has agreed to guarantee up to $12 million of indebtedness of BlowOut ("Guarantee"). Pursuant to such guarantee, the Board of Directors of the Company has authorized the Company to guarantee $7 million. The Guarantee expires on the earlier of (i) December 31, 1997 or (ii) such time as the total indebtedness of BlowOut subject to the Rentrak Guarantee is equal to $12 million. During the term of the Rentrak Guarantee, and/or so long as any guarantee is thereunder outstanding, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Rentrak Guarantee. BlowOut has executed a $3 million note in favor of the Company which accrues interest at 9 percent per annum and is due in April 1999. At December 31, 1996, the total outstanding balance of the debt under such note, including accrued interest, was $3.3 million.

        In July 1996, BlowOut obtained a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 13.98 percent. Pursuant to the terms of the Rentrak Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of December 31, 1996, BlowOut had borrowed approximately $0.9 million under the Credit Facility.

        In August 1996, BlowOut obtained a revolving line of credit (the "Line of Credit") in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75 percent (11 percent as of December 31, 1996). The term of the Line of Credit is three years. The Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase BlowOut's Cassette inventory at specified amounts. As of December 31, 1996, BlowOut had borrowed approximately $2.2 million under the Line of Credit.


        Pro Image Inc.

        During the quarter ended December 31, 1996, further progress was achieved with the Company's plans to divest Pro Image. On October 18, 1996, Pro Image terminated certain franchise agreements with a franchisee for a termination fee of $725,000. On December 9, 1996, Pro Image sold all of its remaining franchise operations for $1.2 million ($800,000 of which was paid on December 9, 1996 and $400,000 of which was paid on December 23, 1996). In addition, on November 1, 1996 and December 6, 1996, Pro Image sold 7 of its owned retail outlets for an aggregate of approximately $930,000 in two separate transactions. Proceeds of the sales were used to pay off Pro Image bank debt and other current liabilities. As of February 10, 1997 Pro Image continued to own 3 retail outlets. As previously announced by Rentrak, Pro Image intends to sell or close all of its remaining outlets by the end of March 1997. The operations of Pro Image are reflected as discontinued operations in the accompanying Statements of Operations.

        Note 15 of the Notes to the 1996 Financial Statements described the reserves established by the Company related to the discontinued operations and the nature of management's estimates used in determining the reserves. At December 31, 1996, there have been no changes in the total reserves which were recorded at March 31, 1996 related to discontinued operations.

        The Company's exposure related to adverse financial and operational developments at Pro Image and BlowOut is limited to its receivables from the entities and investment in BlowOut which has been retained after the Distribution, certain guarantees previously made to BlowOut (see Note 9 of the Notes to the 1996 Financial Statements) and any funding covered by the financing guarantees discussed above. The Company does not believe that the issues faced by Pro Image and BlowOut will have a material adverse effect on the Company.


        NOTE C:    Net Income/Loss Per Share

        For the quarters ended December 31, 1996 and 1995, and for the nine month period ended December 31, 1995, net loss per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options, using the treasury stock method. The Company's outstanding warrants were not dilutive during these periods.

        For the nine month period ended December 31, 1996, net earnings per share is computed using the "modified" treasury stock method. Under this method, the number of shares are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise price of the options and warrants. In addition, contingent warrants were assumed to have been exercised. The number of treasury shares assumed to be purchased with the proceeds from the exercise of stock options and warrants is limited to 20 percent of the outstanding shares at period end. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been used to repay amounts outstanding under the Company's line of credit and then any excess to have been invested in government securities with the resultant net interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share.



        NOTE D:     Interest in Foreign Corporation

        In December 1989, the Company entered into an agreement with a Japanese Corporation and formed a jointly-owned Japanese corporation, Rentrak Japan. Rentrak Japan's purpose is to market PPT in Asia. The Company has provided Rentrak Japan a license to use the Company's PPT technology and certain trade and service marks. The Japanese owner has provided Rentrak Japan substantially all operating capital. Until August 1996, the Company had a 25 percent interest in Rentrak Japan and accounted for its interest in Rentrak Japan using the equity method. As of March 31, 1993, the Company's investment in Rentrak Japan was written down to zero. The Company had provided no guarantees or other financial commitments for the investee which would require the recognition of additional losses under the equity method.


        In August 1996, the Company sold 60 shares of Rentrak Japan stock to a Japanese corporation for $110,000. This reduced the Company's interest in Rentrak Japan from 25 percent to 10 percent. In addition, the Company received a one-time royalty payment from Rentrak Japan of $4,390,000 in August, 1996.


        NOTE E:     Major Suppliers

        For the quarter ended December 31, 1996, the Company had one program supplier whose product generated 47 percent, a second that generated 26 percent, and a third that generated an additional 10 percent of Rentrak revenues. For the nine month period ended December 31, 1996, the Company had one program supplier whose product generated 39 percent, a second that generated 26 percent and a third that generated an additional 14 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three or nine month periods ended December 31, 1996.

        For the quarter ended December 31, 1995, the Company had one program supplier whose product generated 46 percent, a second that generated 16 percent, and a third that generated an additional 13 percent of Rentrak revenues. For the nine month period ended December 31, 1995, the Company had one program supplier whose product generated 40 percent, a second that generated 19 percent, and a third that generated an additional 12 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three or nine month periods ended December 31, 1995.


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward Looking Statements

        Information  included  in  Management's  Discussion  and  Analysis  of
        Financial Conditions and Results of Operations regarding revenue growth, gross profit margin and liquidity constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continue" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, new technology, and the continued availability of cassettes from Program Suppliers. Such factors are discussed in more detail in the Company's 1996 Annual Report to Shareholders.

        Results of Operations

        As discussed in the Notes to the 1996 Financial Statements the Company approved plans to discontinue the operations of Pro Image and BlowOut. Accordingly the financial results of these entities are reflected as discontinued operations in the December 31, 1996 and the March 31, 1996 financial statements, and the previous years Statements of Operations have been restated to reflect these entities as discontinued.

        For a more meaningful analysis, results are presented for three groups of operations: Continuing Operations which is comprised primarily of PPT Operations in the U.S. and Canada ("PPT Operations"); Discontinued Operations of Pro Image; and Discontinued Operations of BlowOut. All significant intercompany transactions have been eliminated except for those transactions between continuing and discontinued operations which are expected to continue in the future after disposition of the entities.


        Continuing Operations- PPT Operations andOther Continuing Subsidiaries

        For the quarter ended December 31, 1996, total revenue decreased $5.9 million, or 18 percent, to $26 million from $31.9 million in the quarter ended December 31, 1995. For the nine month period ended December 31, 1996, total revenue increased $2.0 million, or 2 percent, rising to $85.2 million from $83.2 million in the nine month period ended December 31, 1995. Total revenue includes the following fees: processing fees generated when retailers are approved for participation in the PPT system; handling fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan; and sale of video cassettes.

        During the quarter ended September 30, 1996, the Company received, and recognized in other revenue, a $4.4 million one-time royalty payment from Rentrak Japan. Other than this royalty payment, the increase in total revenue and the increases described in the following paragraph were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT system from the Company (the "Participating Retailers") and (ii) the total number of Cassettes leased under the PPT system. By December 31, 1996, the number of Participating Retailers had grown to 5,438 from 4,500 a year earlier, representing an increase of approximately 21 percent.

        Cost of sales for the quarter ended December 31, 1996 decreased to $20.9 million from $26.6 million the prior year, a decrease of $5.7 million, or 21 percent. Cost of sales for the nine month period ended December 31, 1996 decreased to $65.8 million from $67.5 million for the comparable period in the prior year, a decrease of $1.7 million or 2 percent. The decreases were primarily due to the decreases in PPT revenue noted above.

        The gross profit margin increased to 19.6 percent in the quarter ended December 31, 1996 from 16.7 percent for the comparable period in the previous year. The gross profit margin increased to 22.7 percent in the nine month period ended December 31, 1996 from 18.9 percent in the nine month period ended December 31, 1995. The increase for the nine month period ended December 31, 1996 was primarily due to the inclusion of the one-time royalty payment of $4.4 million. Excluding the $4.4 million royalty payment, the gross margin was 18.5 percent in the nine month period ended December 31, 1996. The increase for the three month period ended December 31, 1996 from the previous year reflects a true up in estimates used to project the margin on a significant customer.

        Selling, general and administrative expenses were $4.5 million for the quarter ended December 31, 1996 compared to $3.6 million in the quarter ended December 31, 1995, an increase of $.9 million, or 25 percent. Selling, general and administrative expenses were $11.8 million in each of the nine month periods ended December 31, 1996 and 1995. The increase in the three months ended December 31, 1996 was primarily due to accruals of costs related to the move in December 1996 to a new corporate headquarters building. As a percentage of total revenue, selling, general and administrative expenses decreased from 14.1 percent for the nine month period ended December 31, 1995 to
        13.8 percent for the nine month period ended December 31, 1996. These decreases were primarily due to the $4.4 million in royalty revenue which had no effect on selling, general and administrative expenses.

        Other income (expense) was $0.2 million for the quarter ended December 31, 1996 and $0.4 million for the quarter ended December 31, 1995. Other income was $0.7 million in the nine month period ended December 31, 1996 and $0.6 million in the nine month period ended December 31, 1995. Other income in the nine month period ended December 31, 1996 includes a gain of $0.3 million on the sale of corporate securities which includes the sale of 60 shares of Rentrak Japan stock for $110,000. As a result of the sale of these shares, the Company reduced its equity ownership in Rentrak Japan from 25 percent to 10 percent.

        For the quarter ended December 31, 1996, PPT Operations recorded a pre-tax profit of $0.9 million, or 3.4 percent of total revenue, compared to a pre-tax profit of $2.2 million, or 6.8 percent of total revenue in the quarter ended December 31, 1995. For the nine month period ended December 31, 1996, Domestic PPT Operations recorded a pre-tax profit of $8.3 million, or 9.7 percent of total revenue, compared to a pre-tax profit of $4.5 million, or 5.4 percent of total revenue, for the nine month period ended December 31, 1995.

        Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of a software development company, video retail and other operations. For the quarter ended December 31, 1996, Other Subsidiaries recorded pre-tax income of $0.2 million compared to pre-tax income of $0.5 million for the quarter ended December 31, 1995. For the nine month period ended December 31, 1996, Other Subsidiaries recorded pre-tax income of $0.3 million compared to pre-tax income of $0.1 million for the nine month period ended December 31, 1995.



        Discontinued Operations - Pro Image

        Subsequent to March 31, 1996, the Board of Directors approved in principle the disposition of Pro Image. The Company is effecting the disposition through a series of sales transactions and, in certain instances, by closing owned retail outlets. On October 18, 1996, Pro Image terminated certain franchise agreements with a franchisee for a termination fee of $725,000. On December 9, 1996, Pro Image sold all of its remaining franchise operations for $1.2 million ($800,000 of which was paid on December 9, 1996 and $400,000 of which was paid on December 23, 1996). In addition, on November 1, 1996 and December 6, 1996, Pro Image sold 7 of its owned retail outlets for an aggregate of approximately $930,000 in two separate transactions. Proceeds of the sales were used to pay off Pro Image bank debt and other current liabilities. As of February 10, 1997, Pro Image continued to own 3 retail outlets. As previously announced by Rentrak, Pro Image intends to sell or close all of its remaining outlets by the end of March 1997. Total revenue from Pro Image decreased to $5.4 million for the quarter ended November 30, 1996 from $12.6 million for the quarter ended November 30, 1995. Total revenue from Pro Image decreased to $19.8 million for the nine months ended November 30, 1996 from $26.8 million for the nine months ended November 30, 1995. For the quarter ended November 30, 1996, Pro Image recorded a pre-tax loss of $1.1 million. This compares with a pre-tax loss of $0.5 million for the quarter ended November 30, 1995. For the nine months ended November 30, 1996, Pro Image recorded a pre-tax loss of $3.9 million. This compares with a pre-tax loss of $2.5 million for the nine months ended November 30, 1995. The losses related to the three and nine months ended November 30, 1996 were accrued at March 31, 1996 and are therefore not reflected in the December 31, 1996 Statements of Operations.


        Discontinued Operations - BlowOut

        On November 26, 1996, the Company made a Distribution to its shareholders of 1,457,343 shares of common stock (the "BlowOut Common Stock") of BlowOut pursuant to a Reorganization and Distribution Agreement dated as of November 11, 1996 between he Company and BlowOut. Pursuant to the Distribution, each holder of common stock of the Company received one share of BlowOut Common Stock for every 8.34 shares of the Company common stock owned of record by such holder on November 18, 1996. The distributed shares of BlowOut Common Stock represented approximately 60 percent of the outstanding shares of BlowOut Common Stock. As a result of the Distribution, the December 31, 1996 Condensed Consolidated Financial Statements reflect the elimination of the net assets and liabilities related to BlowOut and the reduction of the Company's ownership in BlowOut to approximately
        9.9 percent of the outstanding BlowOut Shares. The Distribution resulted in no significant changes in the reserves which were established at March 31, 1996. The operations of BlowOut are reflected as discontinued operations in the Condensed Consolidated Financial Statements.

        Total revenue from BlowOut decreased to $5.2 million for the three month period ended December 31, 1996 from $6.3 million for the quarter ended December 31, 1995. As BlowOut was distributed in November 1996, the revenue for the three months ended December 31, 1996 represents BlowOut's revenue only through the distribution date. Total revenue from BlowOut increased to $20.5 million for the nine months ended December 31, 1996 from $10.3 million for the nine months ended December 31, 1995. For the three months ended December 31, 1996, BlowOut recorded a pre-tax loss of $1.3 million. This compares with a pre-tax loss of $2.8 million for the quarter ended December 31, 1995. For the nine months ended December 31, 1996, BlowOut recorded a pre-tax loss of $4.0 million. This compares with a pre-tax loss of $3.6 million for the nine months ended December 31, 1995. The losses related to the three and nine months ended December 31,1996 were accrued at March 31, 1996 and are therefore not reflected in the December 31, 1996 Statements of Operations. Comparisons to the three and nine months ended December 31, 1995, are not meaningful because of the acquisitions of two entities which occurred in June and September 1995 (See Note 8 to the 1996 Financial Statements) and because of the Distribution which occurred in November, 1996. As the Distribution occurred in November, 1996, only the results of operations through the Distribution date are reflected in the Condensed Consolidated Financial Statements. (See Note 8 to the 1996 Financial Statements)



        Balance Sheet

        At December 31, 1996, total assets were $40.7 million, a decrease of $15.6 million from the $56.3 million at March 31, 1996. As of December 31, 1996, Other Investments decreased $2.5 million to $1.0 million from $3.5 million at March 31, 1996. A majority of the decline was due to the repayment of a $1.0 million investment and a decrease in the market value of investments held at December 31, 1996. As of December 31, 1996, Accounts Receivable-Affiliates decreased $3.2 million due to repayment from an affiliate of amounts due. Notes Receivable - Affiliate decreased $2.8 million with an offsetting increase in Other Assets.

        As noted above, the Company discontinued the operations of BlowOut in November 1996 and has plans to discontinue the operations of Pro Image by the end of the Company's fiscal year. At December 31, 1996 and March 31, 1996, the net assets of Pro Image have been segregated in the Condensed Consolidated Financial Statements. The net assets of
        BlowOut have been segregated in the March 31, 1996 Condensed Consolidated Financial Statements and are not reflected in the December 31, 1996 Condensed Consolidated Financial Statements as the Distribution occurred in November 1996.

        Net noncurrent assets of Pro Image which are included in net noncurrent assets of discontinued operations in the accompanying
        Condensed Consolidated Financial Statements at December 31, 1996 and March 31, 1996 are comprised primarily of property and equipment and long-term debt. Net current liabilities of Pro Image which are included in net current liabilities of discontinued operations in the accompanying Condensed Consolidated Financial Statements at December 31, 1996 and March 31, 1996 are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by Pro Image through the expected date of disposition and other costs associated with the disposition.

        Net noncurrent assets of BlowOut which are included in net non current assets of discontinued operations in the accompanying Condensed Consolidated Financial Statements at March 31, 1996 are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the accompanying Condensed Consolidated Financial Statements at March 31, 1996 are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating losses to be incurred by BlowOut through the expected disposal date and other costs associated with the disposition.



        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1996, the Company had cash and other liquid investments of $5.1 million, compared to $3.0 million at March 31, 1996. At December 31, 1996, the Company's current ratio (current assets/current liabilities) increased to .89 from .70 at March 31, 1996.

        The Company has an agreement for a line of credit in an amount not to exceed the lesser of $10 million or the sum of (a) 80 percent of the net amount of eligible accounts receivable as defined in the agreement plus (b) certain certificates of deposits and treasury bills as defined in the agreement. The line of credit expires on December 18, 1997. Interest is payable monthly at the bank's prime rate plus .5 percent (9.75 percent at December 31, 1996). The lender has been granted a warrant to purchase 30,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets (excluding Pro Image assets). The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company was in compliance with these covenants or waivers were obtained as of December 31, 1996. There were no amounts outstanding on the line at December 31, 1996.

        Pro   Image  had  a  line  of  credit  arrangement  with  a  financial institution for the lesser of $5.0 million or the amount of the borrowing base as defined in the agreement. All amounts outstanding under the line of credit were paid in full in December 1996 and the line of credit was terminated.

        The Company has established a retailer financing program whereby the Company provides, on a selective basis, financing to video retailers which the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financings, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT system for a designated period of time. Under these agreements, retailers are typically required to obtain all of their requirements of Cassettes offered under the PPT system or obtain a minimum amount of Cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the retailer, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The amounts the Company ultimately receives could differ materially from the amounts assumed in establishing reserves.

        The loans, investments or commitments made to various retailers individually range from $0.2 million to $1.6 million. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 2 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailers and discussions with retailers' management.

        As of December 31, 1996, the Company had approximately $5.3 million outstanding in loans and investments under the retailer financing program, excluding amounts loaned to and invested in BlowOut of approximately $3.9 million. Because of the financial condition of a number of these retailers, the Company has reserved approximately $5.1 million of the original loan or investment amount.

        The Board of Directors authorized the Company to make additional loans and investments in retailers up to a maximum of $10 million outstanding in total, excluding amounts loaned to BlowOut under the retailer financing program, at any point in time.

        BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. The Company is the principal creditor of BlowOut. The Company has agreed to guarantee up to $12 million of indebtedness of BlowOut ("Guarantee"). Pursuant to such guarantee, the Board of Directors of the Company has authorized the Company to guarantee $7 million. The Guarantee expires on the earlier of (i) December 31, 1997 or (ii) such time as the total indebtedness of BlowOut subject to the Rentrak
        Guarantee is equal to $12 million. During the term of the Rentrak Guarantee, and/or so long as any guarantee is thereunder outstanding, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Rentrak Guarantee. BlowOut has executed a $3 million note in favor of the Company which accrues interest at 9 percent per annum and is due in April 1999. At December 31, 1996, the total outstanding balance of the debt under such note, including accrued interest, was $3.3 million.

        In July 1996, BlowOut obtained a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 13.98 percent. Pursuant to the terms of the Rentrak Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of December 31, 1996, BlowOut had borrowed approximately $0.9 million under the Credit Facility.

        In August 1996, BlowOut obtained a revolving line of credit (the "Line of Credit") in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75 percent (11 percent as of December 31, 1996). The term of the Line of Credit is three years. The Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase BlowOut's Cassette inventory at specified amounts. As of December 31, 1996, BlowOut had borrowed approximately $2.2 million under the Line of Credit.

        The Company's exposure related to adverse financial and operational developments at Pro Image and BlowOut is limited to its receivables from and investment in BlowOut which has been retained after the Distribution, certain guarantees previously made to BlowOut (see Note 9 of the Notes to the 1996 Financial Statements) and any funding covered by the financing guarantees discussed above. The Company does not believe that the issues faced by Pro Image and BlowOut will have a material adverse effect on the Company.


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

        Item 4.  Submission of matters to a Vote of Security Holders

               None


        Item 5.  Exhibits and Reports on Form 8-K

             (a)    Exhibit 11 - Calculation of Net Income Per Share

                    Exhibit 27 - Financial Data Schedule

             (b)    Reports on Form 8-K - Two

                    Item 2 - Acquisition or  Disposition of Assets and  Item 7
        - Financial Statements and Exhibits - dated December 9, 1996
                    Item 2 - Acquisition or  Disposition of Assets and  Item 7
        - Financial Statements and Exhibits - dated December 31, 1996


                                      SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated this 13th day of February, 1997

                    RENTRAK CORPORATION:

                    /s/ Carolyn A. Pihl

                    Carolyn A. Pihl
                    Chief Accounting Officer
                    Signing on behalf of the registrant