Form 10-K
period 1997-03-31
RENTRAK CORP
filed 1997-06-19
CIK 800458

This filing consists of 98 pages.
                                     The Exhibit Index is on Page 51.

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10 - K

  X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for fiscal year ended March 31, 1997 or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number D-15159

                         RENTRAK CORPORATION
       (exact name of registrant as specified in its charter)

         Oregon                            93-0780536
(State or other jurisdiction of           (IRS Employer
 incorporation  or organization)           Identification Number.)

       7700 NE Ambassador Place, Portland, Oregon     97220
        (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:(503)284-7581

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

As of June 9, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ was $ 39,540,270

(Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 9, 1997. Includes shares held by certain depository organizations.)

As of June  9, 1997, the Registrant had 11,609,005 shares of
Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1997
ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY
REFERENCE INTO PART III OF THIS FORM 10-K



                         TABLE OF CONTENTS

                               PART I

    Item                                                    Page

    1.   Business                                             3


    2.   Properties                                           7


    3.   Legal Proceedings                                    7


    4.   Submission of Matters to a Vote of Security
         Holders                                              7

                              PART II

    5.   Market for the Registrant's Common Stock and
         Related Stockholder Matters                          8


    6.   Selected Financial Data                              9


    7.   Management's Discussion and Analysis of
         Financial Conditions and Results of Operations      10


    8.   Financial Statements and Supplementary Data         19


    9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure              19

                              PART III

    10.  Directors and Executive Officers of the
         Registrant                                          48


    11.  Executive Compensation                              48


    12.  Security Ownership of Certain Beneficial Owners     48
         and Management


    13.  Certain Relationships and Related Transactions      48


                              PART IV


    14.  Exhibits, Financial Statement Schedules and         49
         Reports on Form 8-K

                               PART I

    ITEM 1.  BUSINESS

    GENERAL

        The Company's primary business is the
    distribution of video cassettes to home video specialty stores using its Pay Per Transaction system.

        In addition, prior to November, 1996, the Company operated a number of "store within a store" retail video outlets which rented and sold video cassettes in Wal-Mart and K-Mart stores through its BlowOut Entertainment Inc., ("BlowOut") subsidiary.
    The Company also operated a number of retail stores which sold professional and collegiate licensed sports apparel merchandise through its Pro Image
    Inc., (Pro Image) subsidiary, which were either closed or disposed of during the fiscal year.

        At March 31, 1996, the Company accounted for the operations of Pro Image and BlowOut as discontinued operations. Disposition of Pro Image and BlowOut occurred during the fiscal year ended
    March 31, 1997. [See Note 14 of the Notes to The
    Consolidated Financial Statements and See
    "Business/License Sports Apparel" and
    "Business/Video Retail".]


    PAY-PER-TRANSACTION

        The Company distributes pre-recorded video cassettes ("Cassettes") principally to home video specialty stores through its Pay Per Transaction revenue sharing system (the "PPT System"). The PPT
    System enables home video specialty stores and other retailers, including grocery stores and convenience stores, who rent Cassettes to consumers
    ("Retailers") to obtain Cassettes at a significantly lower initial cost than if they purchased the Cassettes from traditional video distributors. Under traditional distribution, a Program Supplier sells the Cassette to a distributor for an average price of approximately $64. The distributor then sells the Cassette to a Retailer for an average price of approximately $70. The Retailer then rents the Cassette to the consumer at an average price of $2.50 and retains all of the rental revenue. Under the PPT System, after the Retailer pays an application fee (the "Application Fee") to the Company and is approved for participation in the PPT
    System, Cassettes are leased to the Retailer for an initial fee (the "Order Processing Fee" formerly referred to as the "Handling Fee") plus a percentage of revenues generated by retailers from rentals to consumers (the "Transaction Fee"). The Company retains a portion of each Order Processing and Transaction Fee and remits the remainder to the appropriate owner of the Cassette's distribution rights, usually motion picture producers, licensees or distributors ("Program Suppliers"). The expected benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The expected benefit to the Program
    Supplier is an increase in the total number of Cassettes shipped, resulting in increased revenues and opportunity for profit. The expected benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System ("Participating Retailers").

        The Company markets its PPT System service throughout the United States and Canada. The
    Company also owns a ten percent interest in K.K.
    Rentrak Japan ("Rentrak Japan"), a Japanese corporation which markets a similar service to video retailers in Japan.

        The Company currently offers substantially all of the titles of a number of companies, including
    Twentieth Century Fox Home Entertainment (formerly
    Fox Video), a subsidiary of Twentieth Century Fox
    Film Corporation, and Buena Vista Pictures
    Distribution, Inc., a subsidiary of The Walt Disney
    Company.  The Company's arrangements with Program
    Suppliers have been of varying duration, scope and formality. In some cases, the Company has obtained
    Cassettes pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to the Company for the PPT System. Many of the Company's agreements with suppliers may be terminated upon relatively short notice. There can be no assurance that any of the Program Suppliers will continue to distribute through the Company's PPT System, continue to have available for distribution titles which the Company can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers to the Company, there can be no assurance that they will be made available on terms acceptable to the Company.
    During the last three years, the Company has not experienced any material deficiency in its ability to acquire cassettes which are suitable for the Company's markets on acceptable terms and conditions from Program Suppliers who have agreed to provide the same to the Company. The Company has one Program
    Supplier that supplied product that generated 43 percent, a second that generated 23 percent, and a third that generated 15 percent of Rentrak revenues for the year ended March 31, 1997. There were no other program suppliers who provided product accounting for more than 10 percent of sales for the year ended March 31, 1997.

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

        One customer, Hollywood Entertainment
    Corporation, accounted for 13 percent of the Company's revenues in 1997.


    Distribution of Cassettes

        The Company's proprietary Rentrak Profit Maker
    Software (the "RPM Software") allows the Retailer to order Cassettes through their Point of Sale (POS) system and provides the Retailer with substantial information regarding all offered titles. Ordering occurs via a networked computer interface. To further assist the Retailer in ordering, the Company also produces a monthly product catalogue called
    "Ontrak."

        To be competitive, Retailers must be able to rent their Cassettes on the "street date" announced by the Program Supplier for the title. The Company distributes its Cassettes via overnight air courier to assure delivery to Participating Retailers on the street date. The freight costs of such distribution comprise a portion of the Company's cost of sales.


    Computer Operations

        To participate in the Company's PPT System,
    Retailers must have approved computer software and hardware to process all of their rental and sale transactions. Retailers are required to use one of the POS software vendors approved by the Company as conforming to the Company's specifications. The
    Company's RPM Software resides on the Retailer's POS computer system and transmits a record of PPT transactions to the Company over a telecommunications network. The RPM Software also assists the Retailer in ordering newly released titles and in managing the inventory of Cassettes.

        The Company's computer processes these
    transactions and prepares reports for Program
    Suppliers and Retailers. In addition, it determines variations from statistical norms for potential audit action. The Company's computer also transmits information on new titles and confirms orders made to the RPM Software at the Retailer location.


    Retailer Auditing

        The Company audits Participating Retailers in order to verify that they are reporting all rentals and sales on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers who vary from the Company's statistical norms. Depending upon the results of the Company's analysis of the reports, the Company may conduct an in-store audit. Audits are conducted with and without notice and refusal to allow such an audit is cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit penalties, immediate removal from the PPT System and/or repossession of all leased Cassettes.


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


    Retailer Financing Program

        The Company has established a retailer
    financing program whereby on a selective basis, the Company will provide financing to participating retailers which the Company believes have the potential for substantial growth in the industry.
    In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time
    (usually 5 - 20 years). Under these agreements, retailers are typically required to obtain all of their requirements of cassettes offered under the PPT system or obtain a minimum amount of cassettes based on a percentage of the retailer's revenues.
    Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice.
    These financings are highly speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given.
    The Board of Directors has authorized the Company to make loans and or investments such that the total amount of outstanding loans and investments is $18,000,000 or less. As of May 1997, the Company has invested or loaned approximately $13,100,000 in various video retailers. [See Note 4 of the Notes to the Consolidated Financial Statements.]

        As of March 31, 1997, the Company had
    approximately $13,100,000 in loans and investments outstanding under the program and reserves of approximately $10,300,000 of the total original loan or investment amount. At March 31, 1996, the Company had invested or loaned approximately
    $7,300,000 under the program and had provided reserves of approximately $6,000,000.

    Competition

        The home video industry is highly competitive.
    The Company has one direct competitor presently distributing cassettes on a revenue sharing basis.
    The company, SuperComm, Inc., is a wholly-owned subsidiary of The Walt Disney Co. and has thus far concentrated its efforts in the supermarket industry. In addition, the Company faces substantial competition from traditional distributors. The Company's competitors include organizations which have existing distribution networks, long-standing relationships with Program
    Suppliers and Retailers, and/or significantly greater financial resources than the Company.

        In addition to the direct competition described above, the Company faces indirect competition from alternative delivery technologies which are intended to provide video entertainment directly to the consumer. These technologies include: 1) direct broadcast satellite transmission systems, which broadcast movies in digital format direct from satellites to small antennas in the home; 2) cable systems which may transmit digital format movies to the home over cable systems employing fiber-optic technology and 3) pay cable television systems. All of these may employ digital data compression techniques to increase the number of channels available and hence the number of movies which can be transmitted. Another source of indirect competition comes from Program Suppliers releasing titles intended for "sell-through" rather than rental to consumers at approximately $20 to $30. To date, such "sell-through" pricing has generally been limited to certain newly released hit titles with wide general family appeal. As the Company's business is dependent upon the existence of a home video rental market, a substantial shift in the video business to alternative technologies or "sell-through" policies could have a material adverse effect on the Company's business.


    Foreign Operations

        On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co.,
    Ltd. (CCC), a Japanese corporation, which is Japan's largest video specialty retailer. CCC believes it represents over ten (10%) percent of the retail video rental market in Japan. Pursuant to the agreement, the parties formed Rentrak Japan, a corporation, which is presently owned 10 percent by the Company and 90 percent by CCC's shareholder, Tsutaya Shoten Co., Ltd. Rentrak Japan was formed to implement the Company's PPT Program in Japan, with future expansion to The Philippines, Singapore, Taiwan, Hong Kong, South Korea, North Korea, China,
    Thailand, Indonesia, Malaysia and Vietnam.  The
    Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak
    Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements. On August
    6, 1992, the Company entered into an expanded definitive agreement with CCC to develop Rentrak's
    PPT Program in certain markets throughout the world.

        Prior to June 16, 1994 the Company owned a thirty three and one-third percent interest in Rentrak Japan. On June 16, 1994, the Company and
    CCC entered into an amendment to the definitive agreement (the "agreement"). Pursuant to this agreement, the Company will receive a royalty of 1.67% for all sales of up to $47,905,000 plus one-half of one percent of sales greater than $47,905,000 in each royalty year which is June 1 -
    May 31. The amendment provides for payment to the Company of a one time royalty of $2,000,000 payable
    $1,000,000 by July 31, 1994, which the Company received, and $1,000,000 no later than March 31, 1999. As part of this transaction, the Company also sold to CCC 34 shares of Rentrak Japan reducing the Company's ownership in Rentrak Japan to twenty-five percent from thirty three and one-third percent.
    The term of the Agreement was extended from the year
    2001 to the year 2039.

        In August 1996, the Company sold 60 shares of
    Rentrak Japan stock to a Japanese corporation for $110,000. This reduced the company's interest in Rentrak Japan from 25 percent to 10 percent. In addition, as part of this transaction, the Company received a one-time royalty payment from Rentrak
    Japan of $4,390,000 in August, 1996. This one-time royalty payment is included in other revenue in the Company's Consolidated Financial Statements.


    Trademarks, Copyrights, and Proprietary Rights

        The Company has registered its "RENTRAK", "PPT", "Pay Per Transaction", "Ontrak",
    "BudgetMaker", "DataTrak", "Prize Find" , "BlowOut
    Video", "GameTrak", and "VidAlert" marks under federal trademark laws. The Company has applied and obtained registered status in several foreign countries for many of its trademarks. The Company claims a copyright in its RPM Software and considers it to be proprietary.

    Employees

        As of March 31, 1997, including all
    subsidiaries, the Company employs 162 full-time employees. The Company considers its relations with its employees to be good.

    LICENSED SPORTS APPAREL

        During fiscal year 1997, the Company disposed of substantially all the net assets of Pro Image
    Inc. (Pro Image) through either sale or closure of the stores. [See Note 14 of the Notes to the Consolidated Financial Statements.]

    VIDEO RETAIL

        On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut pursuant to a Reorganization and Distribution Agreement (Distribution Agreement) dated as of November 11, 1996, between the Company and BlowOut. Pursuant to the Distribution, each holder of common stock of the Company received one share of BlowOut Common Stock for every 8.34 shares of the Company common stock owned of record held by such holder on November 18, 1996. The distributed shares of BlowOut Common Stock represented approximately 60% of the outstanding shares of BlowOut Common Stock. Following the distribution the Company continues to own 9.9 percent of the outstanding BlowOut Common Stock. [See Note 14 of the Notes to the Consolidated Financial Statements.]

    Financial Information About Industry Segments

        See Note 13 of the Notes to the Consolidated
    Financial Statements.



    ITEM 2.  PROPERTIES

        The Company currently maintains its executive offices in Portland, Oregon where it leases 53,566 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006.
    The Company maintains its distribution facilities in Wilmington, Ohio where it leases 102,400 square feet. The Company's lease expires on June 7, 2002.
    Management believes its office and warehouse space is adequate and suitable for its current and foreseeable future.



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



                              PART II


    ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

        The Company's common stock, $.001 par value, is traded on the Nasdaq National Market and prices are quoted on the Nasdaq National Market under the symbol "RENT". Prior to the Company's public offering on November 14, 1986, there was no public market for the common stock. As of June 9, 1997 there were approximately 376 holders of record of the Company's common stock. On June 9, 1997, the closing sales price of the common stock as quoted on the Nasdaq National Market was $4.125.

         The following table sets forth the reported high and low sales prices of the common stock for the period indicated as regularly quoted on the Nasdaq National Market. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     QUARTER ENDED                    HIGH                LOW
     JUNE 30, 1995                    $7.000              $4.575
     SEPTEMBER 30, 1995               $6.625              $5.375
     DECEMBER 31, 1995                $6.625              $4.625
     MARCH 31, 1996                   $5.875              $4.250
     JUNE 30, 1996                    $5.625              $4.250
     SEPTEMBER 30, 1996               $4.875              $3.844
     DECEMBER 31, 1996                $4.375              $3.125
     MARCH 31, 1997                   $3.500              $2.625

    DIVIDENDS:

      Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and subject to the dividend restrictions in the Company's bank credit agreement described in Note 5 of the Notes to the Consolidated Financial Statements.

      No cash dividends have been paid or declared during the last five fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of the Company's business. The Company does not intend to pay cash dividends in the foreseeable future.


ITEM 6.    SELECTED FINANCIAL DATA

                                                                 (In Thousands, Except Per Share Amounts)
                                                                 Year Ended March 31,

                                                                     1997         1996         1995         1994         1993
Statement of Operations Data
   Net revenues:
    Application fees                                              $       354  $        551  $    1,114  $     1,662   $    2,299
    Order processing fees                                              22,720        25,716      18,052       13,712       12,170
    Transaction fees                                                   70,467        70,187      49,904       40,967       33,399
    Sell-through                                                       11,101        10,601       8,923        5,665        4,980
    Other                                                              11,634         6,211       6,555        1,955        1,237
    International operations                                                0             0           0          116          200

   Total net revenues                                                 116,276       113,266      84,548       64,077       54,285
   Cost of sales                                                       90,882        95,168      66,375       49,697       41,297
   Gross profit                                                        25,394        18,098      18,173       14,380       12,988

   Selling and administrative expense                                  16,160        20,860      15,527       14,008       14,742
   Suspension of European operations                                        0             0           0          901            0
   Other income                                                           999           681       3,522          538          521

   Income (loss) from continuing operations before
    benefit (provision) for income taxes, minority
     partner interests and extraordinary item                          10,233        (2,081)      6,168            9       (1,233)

   Income tax benefit (provision)                                      (3,950)          595        (768)         764         (305)

   Income (loss) from continuing operations before
    minority partner interests, discontinued
     operations, and extraordinary item                                 6,283        (1,486)      5,400          773       (1,538)

   Losses attributable to minority partner
    interests                                                               0             0           0          131          649

   Income (loss) from continuing operations before
    discontinued operations and extraordinary item                      6,283        (1,486)      5,400          904         (889)

   Discontinued Operations:  (1)
    Loss from operations of discontinued
     subsidiaries
     less applicable income tax provision
      (benefit)                                                             0       (18,700)       (287)         (91)        (286)
    Loss on disposal of subsidiaries                                        0       (12,100)          0            0            0

   Extraordinary item, income tax benefit from
    carryforward of net operating losses                                    0             0           0            0          280

   Net income (loss)                                              $    6,283   $  (32,286)   $   5,113   $       813  $      (895)

   Net income (loss) per share - assuming
    issuance of all dilutive contingent shares
     Continuing operations                                        $      0.45  $      (0.12) $     0.42  $      0.09  $     (0.07)
     Discontinued operations                                             0.00         (2.56)      (0.02)       (0.01)       (0.03)
   Net income (loss)                                              $      0.45  $      (2.68) $     0.40  $      0.08  $     (0.10)


   Common shares and common share equivalents
    outstanding                                                        16,242        12,019      14,317       10,162        9,306





                                                                     1997         1996         1995         1994         1993

Balance Sheet Data (2)
   Working Capital                                                $ 1,488      $(12,579)     $12,897     $16,155      $17,116
   Total Assets                                                        43,048        56,252      64,818       44,620       34,824
   Long-term Debt                                                           0             0           0            0            0
   Stockholders' Equity                                                11,272        14,404      40,292       29,523       22,722

(1) Discontinued Operations includes the operations of Pro Image and BlowOut.  Results of operations in 1993 reflect only those of BlowOut as Pro Image was acquired during fiscal year 1994.  Additional acquisitions were made by Pro Image and BlowOut during 1995 and 1996, therefore comparisons between years are not meaningful.  See acquisitions Note 8 and discontinued operations Note 14 of the Notes to the Consolidated Financial Statements.
(2) The 1995 and prior balance sheets have not been restated for discontinued operations.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS


    Forward Looking Statements

    Information included in Management's Discussion and Analysis of Financial Conditions and Results of
    Operations regarding revenue growth, gross profit margin and liquidity constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the PPT system successfully, the financial stability of the Participating Retailers and their performance of their obligations under the PPT System, non-renewal of line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, new technology, and the continued availability of Cassettes from Program
    Suppliers.  Section 1 (Business) of this Annual
    Report on Form 10-K further describes certain of these factors.


    Results of Operations

    As discussed in the Notes to the Consolidated
    Financial Statements, the Company discontinued the operations of Pro Image and BlowOut. Accordingly the financial results of these entities are reflected as discontinued operations in the March
    31, 1996 financial statements, and the previous years' statements of operations have been restated to reflect these entities as discontinued.

    For a more meaningful analysis, results are presented for three groups of operations: Continuing
    Operations which is comprised primarily of Domestic
    PPT Operations, including Canada PPT Operations;
    Discontinued Operations of Pro Image; and
    Discontinued Operations of BlowOut. The following table(s) breaks out these groups for the years ended
    March 31, 1997, 1996 and 1995. All significant inter-company transactions have been eliminated except for those transactions between continuing and discontinued operations which are expected to continue in the future after disposition of the entities. This analysis is to be read in conjunction with the Company's Consolidated
    Financial Statements.


  RENTRAK CORPORATION
  STATEMENTS OF OPERATIONS
  For The Years Ended March 31, 1997, 1996 and 1995
                                                                  1997              1996             1995

 REVENUES                                                   $  116,275,503    $  113,266,320    $  84,547,899
 OPERATING COSTS AND EXPENSES
  Cost of sales                                                 90,881,674        95,167,529       66,374,471
  Selling and administrative                                    16,159,729        20,859,923       15,526,912
                                                               107,041,403       116,027,452       81,901,383

 INCOME (LOSS) FROM OPERATIONS                                   9,234,100        (2,761,132)       2,646,516

 Other income                                                      999,068           680,671        3,522,039

 INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                  10,233,168      (2,080,461)       6,168,555

 Income tax benefit (provision)                                   (3,950,003)        594,729         (768,045)
 INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                       6,283,165      (1,485,669)       5,400,510

 DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued subsidiaries, net of income taxes                 -             (18,700,000)        (286,987)
  Loss on disposal of discontinued subsidiaries                    -             (12,100,000)       -
 NET INCOME (LOSS)                                          $      6,283,165  $  (32,285,669)  $    5,113,523

  RENTRAK CORPORATION
  STATEMENTS OF OPERATIONS
  For The Years Ended March 31, 1997, 1996 And 1995

                                                              1997              1996             1995
 DISCONTINUED OPERATIONS - PRO IMAGE
 REVENUES                                                   $                 $    39,131,760   $ 26,363,211
 OPERATING COSTS AND EXPENSES
  Cost of sales                                                                    24,325,523     16,840,331
  Selling and administrative                                                       19,383,052      9,252,704
  Other expense - write-off of intangible assets                                    9,179,239

 INCOME (LOSS) FROM OPERATIONS                                                    (13,756,054)       270,176

 Other expense                                                                       (242,299)      (130,754)
 INCOME (LOSS) BEFORE INCOME TAXES                          $                 $   (13,998,353)  $    139,422

 DISCONTINUED OPERATIONS - BLOWOUT ENTERTAINMENT

 REVENUES                                                   $                 $    17,466,804   $  1,255,121
 OPERATING COSTS AND EXPENSES
  Cost of sales                                                                    13,961,420        318,526
  Selling and administrative                                                       10,074,040      1,403,818

 LOSS FROM OPERATIONS                                                              (6,568,656)      (467,223)

 Other expense                                                                       (689,103)

 LOSS BEFORE INCOME TAXES                                   $                 $    (7,257,759)  $   (467,223)

 DISCONTINUED OPERATIONS - COMBINED
  PRO IMAGE & BLOWOUT ENTERTAINMENT
 REVENUES                                                   $                 $    56,598,564   $  27,618,332
 OPERATING COSTS AND EXPENSES
  Cost of sales                                                                     38,286,943     17,158,857
  Selling and administrative                                                        29,457,092     10,656,522
  Other expense - write-off of Intangible assets                                     9,179,239

 LOSS FROM OPERATIONS                                                              (20,324,710)      (197,047)

 Other expense                                                                        (931,402)      (130,754)

 LOSS BEFORE INCOME TAXES                                                          (21,256,112)      (327,801)

 INCOME TAX BENEFIT                                                                  2,556,112         40,814

 NET LOSS                                                   $                 $    (18,700,000)  $   (286,987)


    Fiscal 1997 Compared to Fiscal 1996

    Continuing Operations - Domestic PPT Operations and
    Other Continuing Subsidiaries

      For the year ended March 31, 1997, total revenue increased $3.0 million, or 3 percent, rising to $116.3 million from $113.3 million in the prior year. Total revenue includes the following fees:
    application fees generated when retailers are approved for participation in the PPT system; order processing fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan; and sale of video cassettes.

      The increase in total revenue and the changes described in the following paragraphs were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT system from the Company (the "Participating Retailers");
    and (ii) the number of titles released to the system. In addition, the Company received a one-time royalty payment from Rentrak Japan and experienced a decrease in the total number of Cassettes shipped under the PPT system.

      In fiscal 1997, application-fee revenue decreased to $0.4 million from $0.6 million in fiscal 1996, a decline of $0.2 million, or 36 percent. The decrease was due to a reduction in the amount of application fees charged. During the year, order processing-fee revenue fell to $22.7 million from $25.7 million in fiscal 1996, a decrease of $3.0 million, or 12 percent. Transaction-fee revenue totaled $70.5 million, an increase of $0.3 million, or less than 1 percent, from $70.2 million the previous year. Sell-through revenue was $11.1 million in fiscal 1997 as compared to $10.6 million in fiscal 1996, an increase of $0.5 million, or 5 percent.

      Royalty revenue from Rentrak Japan increased to $5.5 million during fiscal 1997 from $1.2 million the previous year. This increase was due to a one-time royalty payment from Rentrak Japan of $4.4 million in August 1996.

      Cost of sales in fiscal 1997 decreased to $90.9 million from $95.2 million the prior year, a decrease of $4.3 million, or 5 percent. The decrease is primarily due to the decrease in order processing revenue noted above. In addition, fiscal
    1996 includes a charge of $2.2 million to increase reserves against advances made to program suppliers.
    In fiscal 1997, the gross profit margin increased to 22 percent from 16 percent the previous year. The gross profit margin in fiscal 1997, excluding the one-time royalty payment from Rentrak Japan, was 19 percent.

      Selling, general and administrative expenses were $16.2 million in fiscal 1997 compared to $20.9 million in fiscal 1996. This decrease of $4.7 million, or 23 percent, was primarily due to the following one time charges in fiscal 1996: An increase of approximately 1.4 million in other reserves against assets; and $1.5 million in advertising co-op allowances in excess of amounts received from program suppliers. Also, the reserves against loans and investments in retailers were approximately $2.3 million higher in fiscal 1996. As a percentage of total revenue, selling, general and administrative expenses was 14 percent in fiscal
    1997 as compared to 18 percent the previous year.

      Other income increased from $0.7 million in fiscal 1996 to $1.0 million for fiscal 1997, an increase of $0.3 million.

      For the year ended March 31, 1997, Domestic PPT
    Operations recorded a pre-tax profit of $10.2 million, or 9 percent of total revenue, compared to a pre-tax loss of $2.1 million, or 2 percent of total revenue, in fiscal 1996. This increase is primarily due to the one-time royalty payment from Rentrak Japan in fiscal 1997 and the one time charges in fiscal 1996 noted above.

      Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of a software development company and other video retail operations. The operations of the software development company, which were immaterial, were curtailed in fiscal 1996. Total revenue from Other Subsidiaries decreased to $5.0 million in fiscal 1997 from $5.2 million in fiscal
    1996, a decrease of $0.2 million, or 8 percent.
    Cost of sales was $3.1 million, an increase of $0.2 million over the $2.9 million recorded in fiscal
    1996. Selling, general and administrative expenses decreased to $1.8 million in fiscal 1997 from $2.6 million in fiscal 1996, a decrease of $0.8 million, or 31 percent. As a percentage of total revenue, selling, general and administrative expenses decreased to 36 percent at year-end from 49 percent a year earlier.

      For the year ended March 31, 1997, Other
    Subsidiaries recorded a pre-tax profit of $0.2 million, or 3 percent of total revenue. This compares with a pre-tax loss of $0.4 million, or 7 percent of total revenue, in fiscal 1996.


    Discontinued Operations - Pro Image

      During fiscal year 1997, the Company disposed of substantially all of the net assets of Pro Image through either sale or closure of the stores.

      Pro Image is accounted for as discontinued operations and, accordingly, its operations are segregated in the consolidated financial statements.
    Pro Image incurred losses from operations, net of income tax benefit, of approximately $1,926,0000 and $12,720,000 for the years ended February 28, 1997 and February 29, 1996, respectively. These amounts were included in loss from operations and loss on disposal of discontinued subsidiaries in the March
    31, 1996 consolidated financial statements.

    Discontinued Operations - BlowOut

      On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut pursuant to a Reorganization and Distribution Agreement (Distribution Agreement) dated as of November 11, 1996, between the Company and BlowOut. Pursuant to the Distribution
    Agreement, each holder of common stock of the Company received one share of BlowOut Common Stock for every 8.34 shares of the Company's common stock owned of record by such holder on November 18, 1996.
    The distributed shares of BlowOut Common Stock represented approximately 60% of the outstanding shares of BlowOut Common Stock. As a result of the distribution, the March 31, 1997 consolidated financial statement reflect the elimination of the net assets and liabilities related to BlowOut and the reduction of the Company's ownership in BlowOut to approximately 9.9% of the outstanding BlowOut
    Shares.

      BlowOut is accounted for as discontinued operations and, accordingly, its operations are segregated in the March 31, 1996 consolidated financial statements. BlowOut incurred losses from operations, net of income tax benefit, of approximately $4,000,000 and $5,980,000 for the period ended November 26, 1996 and for the year ended March 31, 1996, respectively. These amounts are included in loss from operations and loss on disposal of discontinued subsidiaries in the March
    31, 1996, consolidated financial statements.

    Consolidated Balance Sheet

      Net current liabilities of Pro Image at March 31,
    1997 of approximately $200,000 represent accrued liabilities remaining to be paid. Net noncurrent assets of Pro Image which are included in net noncurrent assets of discontinued operations in the consolidated balance sheet at March 31, 1996, are comprised primarily of property and equipment and long-term debt. Net current liabilities of Pro
    Image which are included in net current liabilities of discontinued operations in the Consolidated
    Financial Statements at March 31, 1996, are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by Pro Image through the disposal date and other costs associated with the disposition.

      Net current liabilities of BlowOut at March 31, 1997 of approximately $4,400,000 represent amounts reserved for contingencies not yet settled as of March 31, 1997. Net noncurrent assets of BlowOut included in net noncurrent assets of discontinued operations in the consolidated balance sheet at March 31, 1996, are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the consolidated balance sheet at March 31, 1996, are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating loses to be incurred by BlowOut through the disposal date and other costs associated with the disposition.


    Fiscal 1996 Compared to Fiscal 1995

    Continuing Operations - Domestic PPT Operations and
    Other Continuing Subsidiaries

      For the year ended March 31, 1996, total revenue increased $28.8 million, or 34 percent, rising to $113.3 million from $84.5 million in the prior year.
    Total revenue includes the following fees:
    application fees generated when retailers are approved for participation in the PPT system; order processing fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan; and sale of video cassettes.

      The increase in total revenue and the increases described in the following paragraphs were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT system from the Company (the "Participating Retailers");
    (ii) the number of participating program suppliers
    ("Program Suppliers"), primarily Buena Vista; (iii) the number of titles released to the PPT system; and
    (iv) the total number of Cassettes leased under the PPT system.

      In fiscal 1996, application-fee revenue decreased to $0.6 million from $1.1 million in fiscal 1995, a decline of $0.5 million, or 45 percent. The decrease was due to a reduction in the amount of processing fees charged. During the year, Order
    Processing-fee revenue rose to $25.7 million from $18.1 million in fiscal 1995, an increase of $7.6 million, or 42 percent. Transaction-fee revenue totaled $70.0 million, an increase of $20.1 million, or 40 percent, from $49.9 million the previous year.
    Sell-through revenue was $10.6 million in fiscal
    1996 as compared to $8.9 million in fiscal 1995, an increase of $1.7 million, or 19 percent.

      Royalty revenue from Rentrak Japan decreased to $1.2 million during fiscal 1996 from $1.8 million the previous year. Included in fiscal 1995's royalty revenue was a non-recurring payment of $1.0 million.

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



    LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997, the Company had cash and other liquid investments of $10.2 million, compared to $3.0 million at March 31, 1996. At year-end, the
    Company's current ratio (current assets/current liabilities) improved to 1.05 from .70 a year earlier. This increase was primarily due to the one-time royalty payment from Rentrak Japan of $4.4 million.

      The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $10 million or the sum of (a)
    80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1997. Interest is payable monthly at the bank's prime rate plus .5 percent (9.0 percent at March 31, 1997). The lender has been granted an option to purchase 30,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth.
    The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The
    Company is in compliance with these covenants or has obtained waivers of noncompliance as of March 31, 1997. At March 31, 1997, the Company had $5.0 million outstanding borrowings under this agreement.
    The Company repaid the $5.0 million in April, 1997.
    As of May 31, 1997, available borrowing capacity totaled $10 million.

      In December 1989, the Company entered into a definitive agreement with Culture Convenience Club
    Co., Ltd. (CCC)-Rentrak's joint-venture partner in Rentrak Japan-to develop Rentrak's PPT distribution and information processing business in certain markets throughout the world. On June 16, 1994, the Company and CCC entered into an amendment to the definitive agreement (the "agreement"). Pursuant to this agreement, the Company will receive a royalty of 1.67 percent for all sales up to $47.9 million plus 0.5 percent of sales greater than $47.9 million in each royalty year which is June 1 - May 31. In addition, the Company will receive a onetime royalty of $2.0 million payable $1.0 million in fiscal 1995 and $1.0 million no later than March 31, 1999. The payment for fiscal 1995 has been received. Rentrak
    Japan received additional territories in which to market PPT. In addition, the Company sold 34 shares of Rentrak Japan to CCC for approximately $68,000 reducing the Company's ownership in Rentrak Japan from 33-1/3 percent to 25 percent . The term of the agreement was extended from the year 2001 to the year 2039.

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

      The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of May 1997, the Company has invested or loaned approximately $13.1 million in various retailers. The investments individually range from $0.2 million to $5.1 million. Included in the total $13.1 million investment balance at March 31, 1997, are gross notes receivable of $8,700,000 which are due as follows: $800,000 - 1998; $3,000,000 - 1999;
    $4,700,000 - 2000; $200,000 - 2001.  Interest rates
    on the various loans range from the prime rate plus
    1 percent to the prime rate plus 2 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management.

      As of March 31, 1997, the Company has invested or loaned approximately $13.1 million under the program and has reserves of approximately $10.3 million.

      BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. The
    Company is the principal creditor to BlowOut.  The
    Company has agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). The Guarantee expires for future borrowings on the earlier of (i)
    December 31, 1997 or (ii) such time as the total indebtedness of BlowOut subject to the Rentrak
    Guarantee is equal to $7 million. During the term of the term of Rentrak Guarantee, and/or so long as any guarantee is thereunder outstanding, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Rentrak
    Guarantee. BlowOut has executed a $3 million note in favor of the Company which accrues interest at 9% per annum and is due in April 1999. At March 31, 1997, the total outstanding balance of the debt under such note, including accrued interest, was $3.3 million.

      In July 1996, BlowOut obtained a credit facility
    (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 13.98 percent.
    Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of March 31, 1997,
    BlowOut had borrowed approximately $1.4 million under the Credit Facility.

      In August 1996, BlowOut obtained a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80% of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% percent
    (11.25 percent as of March 31, 1997). The term of the Line of Credit is three years. The Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase
    BlowOut's Cassette inventory at specified amounts.
    As of March 31, 1997, BlowOut had borrowed approximately $3 million under the Line of Credit.

      The Company's exposure related to adverse financial and operational developments at BlowOut is limited to its receivables from BlowOut [See Note 4 of the Notes to the Consolidated Financial
    Statements] and  the obligations under the Guarantee
    [See Note 9 of the Notes to the Consolidated
    Financial Statements].

      On November 26, 1996, the Board authorized the re-purchase of up to two million shares of Common Stock in open market and negotiated purchases. As of March 31, 1997, the Company had acquired 325,800 shares for an aggregate amount of $1,204,775. These purchases were funded through cash flows from operations.

      The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facility. These sources are expected to be sufficient to fund the Company's operations for the year ending March 31, 1998.



    ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements


    Item                                           Page

    Report of Independent Public                  20
      Accountants

    Consolidated Balance Sheets as of
      March 31, 1997 and 1996                     21

    Consolidated Statements of Operations for     22
      Years Ended March 31, 1997, 1996 and
      1995

    Consolidated Statements of Stockholders'      23
      Equity for Years Ended March 31, 1997,
      1996 and 1995

    Consolidated Statements of Cash Flows for     24
      Years Ended March 31, 1997, 1996 and
      1995

    Notes to Consolidated Financial Statements    26

    Financial Statement Schedules
               Schedule II                        47


          Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.





    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

      None

[Arthur Andersen LLP Letterhead]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rentrak Corporation:

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rentrak Corporation and subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

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



                                   ARTHUR ANDERSEN LLP

Portland, Oregon,
  May 16, 1997

RENTRAK CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 1997 AND 1996

                                       ASSETS


                                                      1997            1996
CURRENT ASSETS:
  Cash and cash equivalents                   $ 10,167,169    $  2,683,128
  Investment securities available for sale               -         344,500
  Accounts receivable, net of allowance for
doubtful accounts of $409,313 and $627,895      16,434,566      15,116,203
  Accounts receivable - affiliate                        -       3,227,006
  Advances to program suppliers                    492,844       1,462,875
  Inventory                                      1,902,618       1,737,695
  Deferred tax asset                             1,365,064       1,353,226
  Other current assets                           2,901,964       3,343,389
                                              ------------    ------------
          Total current assets                  33,264,225      29,268,022
                                              ------------    ------------

PROPERTY AND EQUIPMENT, net                      2,006,556       1,466,177

INTANGIBLES, net of accumulated amortization       171,509         347,137
of $3,969,938 and $3,694,370

NOTE RECEIVABLE, affiliate                               -       2,800,000

OTHER INVESTMENTS, net                             778,950       3,477,105

DEFERRED TAX ASSET                               3,637,563       2,918,838

OTHER ASSETS                                     3,189,192       1,225,331

NET NONCURRENT ASSETS OF DISCONTINUED                    -      14,749,248
OPERATIONS
                                              ------------    ------------
          Total assets                        $ 43,047,995    $ 56,251,858
                                              ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                              $  5,000,000    $  2,700,000
  Accounts payable                              17,160,492      21,795,843
  Accrued liabilities                              613,669       2,163,325
  Accrued compensation                           1,695,814       1,240,543
  Deferred revenue                               2,672,849       2,004,865
  Net current liabilities of discontinued        4,633,114      11,942,858
operations
                                              ------------    ------------
          Total current liabilities             31,775,938      41,847,434
                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;                      -               -
authorized: 10,000,000 shares
  Common stock, $.001 par value; authorized:
30,000,000 shares; issued and outstanding:         11,847          12,138
11,847,441 shares in 1997 and 12,138,216
shares in 1996
  Capital in excess of par value               47,931,165      49,583,514
  Net unrealized gain on investment securities    184,932         567,508
  Accumulated deficit                         (35,452,729)    (33,366,162)
  Less- Deferred charge - warrants             (1,403,158)     (2,392,574)
                                              ------------    ------------
          Total stockholders' equity           11,272,057      14,404,424
                                              ------------    ------------
    Total liabilities and stockholders'
      equity                                 $ 43,047,995    $ 56,251,858
                                              ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

RENTRAK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                    1997          1996         1995
REVENUES:
  PPT                           $105,787,973  $108,073,429  $79,793,584
  Other                           10,487,530    5,192,891     4,754,315
                                ------------  ------------  -----------
                                 116,275,503   113,266,320   84,547,899
                                ------------  ------------  -----------
OPERATING COSTS AND EXPENSES:
  Cost of sales                   90,881,674    95,167,529    66,374,471
  Selling and administrative      16,159,729    20,859,923    15,526,912
                                ------------  ------------  -----------
                                 107,041,403   116,027,452   81,901,383
                                ------------  ------------  -----------
 Income (loss) from operations     9,234,100    (2,761,132)   2,646,516
                                ------------  ------------  -----------
OTHER INCOME (EXPENSE):
  Interest income                    862,143     1,078,798      695,190
  Interest expense                  (181,950)     (208,307)     -
  Gain on sale of investments        318,875        62,091    2,826,849
  Other                             -             (251,911)     -
                                  ------------  ------------  -----------
                                     999,068       680,671    3,522,039
                                  ------------  ------------  -----------
Income (loss) from continuing
operations before income tax      10,233,168    (2,080,461)   6,168,555
(provision) benefit

INCOME TAX (PROVISION) BENEFIT    (3,950,003)      594,792     (768,045)
                                  ------------  ------------  -----------
Income (loss) from                 6,283,165    (1,485,669)   5,400,510
continuing operations

DISCONTINUED OPERATIONS:
  Loss from operations of
discontinued subsidiaries
(less applicable income tax
benefit of $(2,500,000) and
$(40,814) for 1996 and 1995
respectively                          -        (18,700,000)    (286,987)

Loss on disposal of
subsidiaries including
provision of
4,800,000 for operating
losses during phaseout periods
(less applicable income tax
benefit of $0)                        -        (12,100,000)         -
                               ------------   ------------  -----------
          Net income (loss)    $  6,283,165   $(32,285,669  $ 5,113,523
                                ============  ============  ===========

NET INCOME (LOSS) PER SHARE

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE:
    Continuing operations      $       .48    $      (.12)  $      .43
    Discontinued operations           -             (2.56)        (.02)
                                     ------        ------        ------
          Net income (loss)    $       .48    $     (2.68)  $      .41
                                     ======        ======        ======

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE -
assuming issuance of all
dilutive contingent shares:
    Continuing operations      $      .45     $     (.12)   $      .42
    Discontinued operations           -            (2.56)         (.02)
                                    ------        ------        ------
          Net income (loss)    $      .45     $    (2.68)   $      .40
                                    ======        ======        ======

The accompanying notes are an integral part of these consolidated statements.

RENTRAK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                     1997          1996         1995
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)               $ 6,283,165  $(32,285,669) $ 5,113,523
  Adjustments to reconcile net
  income (loss) to net cash
  provided (used)
  by operating activities-
  Loss on disposal of
  discontinued operations                -       12,100,000        -

   (Gain) loss on asset and
   investment sales                  (309,852)      426,827   (2,826,849)
   Depreciation                       891,857     5,034,493    1,441,872
   Amortization and write-off
   ofintangibles                      272,433    11,545,750    1,242,564
    Amortization of warrants          492,503       674,289      467,114
    Provision for doubtful
    accounts                          655,147       523,315     (582,386)
   Retailer financing program
    reserves                         (401,891)    2,789,701    2,974,912
   Reserves on advances to
program suppliers                    (147,451)    1,345,406      572,300
     Deferred income taxes            161,331    (4,966,997)  (2,737,426)
     Change in specific
     accounts, net of
     effects in 1996 and 1995
     from purchase of businesses:
          Accounts receivable      (2,921,826)  (2,138,592)   (4,726,871)
          Advances to program
          suppliers                 1,099,101    1,025,835       659,348
          Inventory                  (164,923)  (5,638,802)   (1,490,480)
          Other current assets      4,108,957   (1,641,277)   (1,244,614)
          Accounts payable         (4,635,351)   7,156,983     4,746,922
          Accrued liabilities and
            compensation            1,495,462    2,403,732     1,420,639
          Deferred revenue            667,984    1,073,929     1,408,076
          Net current liabilities
        of discontinued operations    362,545        -             -
                                   -----------  ------------  -----------
          Net cash provided
        (used) by operatings
        activities                  7,910,191     (571,077)    6,438,644
                                   -----------  ------------  -----------

(continued)

RENTRAK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                1997            1996          1995
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchases of property,
equipment and               $(1,454,391)   $(10,143,322)  $(1,273,080)
    inventory
  Investments in retailer
financing                    (3,178,020)    (2,183,000)    (8,930,618)
    program
  Proceeds from retailer
financing                     2,029,911      1,199,005      -
    program
  Cash paid for purchases of
businesses,                       -           (377,848)      -
    net of cash acquired
  Purchases of investments        -           (344,500)    (4,400,253)
  Maturities of investments       -              -          4,400,253
  Proceeds from sale of         526,000        951,394      3,027,548
investments
  Reduction (purchases) of
other assets                    495,667       (242,176)     (663,470)
    and intangibles
  Proceeds from sale of          10,410      1,100,000          -
assets
                              -----------    ------------   -----------
     Net cash used by
investing activities         (1,570,423)    (10,040,447)   (7,839,620)
                             -----------    ------------   -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net borrowings (payments)
on line of                    2,300,000       2,537,844    (3,259,724)
    credit
  Borrowing on notes payable     -            3,501,971        -
  Repurchase of common stock (1,204,775)       (341,700)     (189,550)
  Issuance of common stock       49,048         114,011      1,743,937
                             -----------    ------------   -----------
    Net cash provided
    (used) by financing       1,144,273       5,812,126     (1,705,337)
     financing activities    -----------    ------------   -----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS     7,484,041      (4,799,398)    (3,106,313)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR             2,683,128      10,709,405     13,815,718

CASH AND CASH EQUIVALENTS
INCLUDED IN NET CURRENT
LIABILITIES OF                   -            3,226,879         -
DISCONTINUED OPERATIONS
                             -----------    ------------   -----------
CASH AND CASH EQUIVALENTS    $10,167,169    $  2,683,128   $10,709,405
AT END OF YEAR               ===========    ============   ===========


The accompanying notes are an integral part of these consolidated statements.



RENTRAK CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997, 1996 AND 1995



1.  BUSINESS OF THE COMPANIES, SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES AND OTHER ITEMS:

Introduction

Rentrak Corporation (the Company) (an Oregon corporation) is principally engaged in the processing of information regarding the rental and sale of video cassettes and the distribution of prerecorded video cassettes to the home video market throughout the United States and Canada using its Pay-Per-Transaction (PPT) revenue sharing program.

Under its PPT program, which is the Company's primary continuing operation, the Company enters into contracts to lease video cassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) to distribute video cassettes which are then leased to retailers for a percentage of the rentals charged by the retailers.

Divestitures

During the quarter ended March 31, 1996, the Company assessed its overall business strategy and decided to divest two subsidiary units -
- The Pro Image, Inc. (Pro Image) and BlowOut Entertainment, Inc.
(BlowOut). Thus, the operations of Pro Image and BlowOut are reflected as discontinued operations in the accompanying March 31, 1996 and 1995 statements of operations. During fiscal year 1997, shares of BlowOut common stock were distributed to the Company's shareholders in a "spin-off" and Pro Image was liquidated. Refer to Note 14 for discussion of divestitures, reserves established by the Company related to the discontinued operations, and the nature of management's estimates used in determining the reserves.

Rentrak Japan

In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC), the Company's joint venture partner in Rentrak Japan, to develop the Company's PPT distribution and information processing business in certain markets throughout the world.

On June 16, 1994, the Company and CCC amended the agreement. Pursuant to this amendment, the Company will receive a royalty of 1.67% for all sales of up to $47,905,000, plus one-half of 1% (0.5%) of sales greater than $47,905,000 in each fiscal year. In addition, the Company received a one-time royalty of $2 million payable $1 million in fiscal 1995, which has been received; and $1 million no later than March 31, 1999. The payment of $1 million due no later than March 31, 1999 has not been recognized as revenue by the Company due to uncertainty of collection. Rentrak Japan will receive additional territories to market PPT. In addition, the Company sold 34 shares of Rentrak Japan to CCC for 6,800,000 Yen ($68,068), reducing the
Company's ownership in Rentrak Japan from 33-1/3% to 25%. The term of the Agreement was extended from the year 2001 to the year 2039.

In August 1996, the Company sold 60 shares of Rentrak Japan stock to a Japanese corporation for $110,000. This reduced the Company's interest in Rentrak Japan from 25% to 10%. In addition, the Company received a one-time royalty payment from Rentrak Japan of $4,390,000 in August 1996.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20 to 50% are accounted for by the equity method.

Pro Image and Team Spirit's (a 100% owned subsidiary of Pro Image) year-ends are the last day of February. As there are no intervening events which materially affect the financial position or results of operations, the consolidated financial statements include Pro Image's balance sheet as of February 28, 1997 and February 29, 1996 and the statements of operations and cash flows for the years ended February
28, 1996 and 1995.  Team Spirit's balance sheet as of February 28,
1997 and February 29, 1996 and the statements of operations and cash flows for the year ending February 29, 1996 and the six-month period ending February 28, 1995 are included in the consolidated financial statements. These periods are based on the acquisition dates of the respective entities.

BlowOut's balance sheet as of March 31, 1996 and the statements of operations and cash flows for the years ended March 31, 1996 and 1995 are included in the consolidated financial statements.

Subsequent to March 31, 1996, the Company approved plans to discontinue the operations of Pro Image and BlowOut (Note 14). At
March 31, 1997 and 1996, the assets and liabilities of Pro Image have been segregated in the consolidated financial statements. The net assets of BlowOut have been segregated in the consolidated financial statements at March 31, 1996 and are not reflected in the consolidated financial statements at March 31, 1997 because the distribution of BlowOut common stock described in Note 14 occurred in November 1996.
The statements of operations for the years ended March 31, 1997, 1996 and 1995 in the consolidated financial statements reflect these entities as discontinued. The 1995 cash flow statement has not been restated to reflect discontinued operations.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include reserves on retailer financing program investments (Note 4) and estimated losses on disposal of discontinued operations (Note 14).
Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investment Securities

Statement of Financial Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity Securities (SFAS 115)," requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent and ability to hold or trade the securities at time of purchase.
Securities available for sale are stated on the balance sheet at their fair market value with an adjustment to stockholders' equity to reflect net unrealized gains and losses, net of tax. Securities held to maturity are stated at amortized cost.

Detail of the proceeds from the sales of available for sale securities and realized gains and losses on sales of equity securities are as follows:

         Proceeds          Gross             Gross
                           Gains             Losses

1997     $  526,000        $  318,875        $    -

1996        951,394           150,288           (88,197)

1995      3,027,548         2,856,716           (25,767)


Unrealized losses of $147,421 were recorded in other income in the March 31, 1996 Statement of Operations. There were no unrealized gains or losses recognized in the March 31, 1997 and 1995 Statement of Operations.

Financial Instruments

A financial instrument is cash or a contract that imposes or conveys, a contractual obligation or right, to deliver, or receive, cash or another financial instrument. The estimated fair value of all material financial instruments, including retail financing program notes receivable, approximated their carrying values at March 31, 1997 and 1996.

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

Intangibles

The Company reviews its intangible assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted preinterest expense net cash flows from the operating activities. If the estimated net cash flows are less than the carrying amount of intangibles, the Company will recognize an impairment loss in an amount necessary to write down intangibles to a fair value as determined from expected discounted future cash flows.
In connection with the acquisition of Pro Image in 1994, the Company purchased certain intangible assets totaling $6,269,050. These assets include customer and dealer lists, a covenant not to compete, franchise agreements and goodwill. In connection with the acquisitions of Team Spirit and then Image Makers, Inc. and Barenz-Runia, Inc., the Company purchased goodwill totaling approximately $4.1 million and $557,000, respectively. Prior to March 31, 1996, these assets were being amortized on the straight-line method over a 12-year period based on the factors influencing the acquisition decision. The Company believed the above useful lives were appropriate based on the factors influencing acquisition decisions. These factors included store location, profitability and general industry outlook. The Company analyzes the realizability of all costs in excess of the fair values of net assets acquired related to acquisitions to determine if any write-down is necessary. Due to events which occurred during fiscal year 1996 such as continuation of operating losses and the decision to dispose of Pro Image (including subsidiaries), the Company's analysis determined that intangible assets of approximately $9,300,000 were not recoverable. Thus, the assets were written off to their estimated fair value of $0. These write-offs are reflected in losses from discontinued operations during the fiscal year ended March 31, 1996.

Revenue Recognition

The PPT agreements provide for a one-time initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailer upon renting the video cassettes to their customers. The Company recognizes order processing fees as revenue when the video cassettes are shipped to the retailers and recognizes transaction fees when the video cassettes are rented to the consumers.

When the Company's revenue is fixed and determinable at time of shipment of video cassettes to the retailers, deferred revenue is recorded and recognized as revenue in the statement of operations when the video cassettes are rented to the consumers. The corresponding liability to video program suppliers for their share of the fees is recorded to cost of sales when the revenue is recognized with a corresponding amount to accounts payable. The Company also charges retailers an application fee upon admission to the PPT program. This fee is recognized as PPT revenue when the application to participate in the PPT program is approved.

Stockholders and directors, or their families, own interests in several stores participating in the PPT program. The Company realized revenues from these stores of $254,460, $255,568 and $426,102 during 1997, 1996 and 1995, respectively.

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

Net Income (Loss) Per Share

At March 31, 1997 and 1995 primary earnings per share are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise price of the options and warrants. The number of treasury shares assumed to be purchased with the proceeds from the exercise of the options and warrants was limited to 20% of the outstanding shares at period-end. Those purchases were assumed to have been made at the average market price of the Company's common stock during the year. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share. For the 1997 primary earnings per share calculation, 14,538,787 common shares and common share equivalents were assumed outstanding and $647,155 of assumed interest income, net of tax, was added to the Company's net income for purposes of computing earnings per share. For the 1995 primary earnings per share calculation, 13,397,951 common shares and common share equivalents were assumed outstanding and $394,249 of assumed interest income, net of tax, was added to the Company's net income for purposes of computing earnings per share.

Fully diluted earnings per share at March 31, 1997 and 1995 are based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise
price of the options and warrants.   In addition, contingent warrants
were assumed to have been exercised. The number of treasury shares assumed to be purchased with the proceeds from the exercise of the options and warrants was limited to 20% of the outstanding shares at period-end. Those purchases were assumed to have been made at the greater of the average or ending market price of the Company's common stock during the year. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant interest income, adjusted for appropriate tax effects, to be added to net income for purposes of calculating earnings per share. For the 1997 fully diluted earnings per share calculation, 16,242,400 common shares and common share equivalents were assumed outstanding and $1,007,489 of assumed interest income, net of tax, was added to the Company's net income for purposes of computing earnings per share. For the 1995 fully diluted earnings per share calculation, 14,317,380 common shares and common share equivalents were assumed outstanding and $582,494 of assumed interest income, net of tax, was added to the Company's net income for purposes of computing earnings per share.

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

Advertising Expense

Advertising expense, net of cooperative advertising reimbursements, totaled $(627,371), $1,472,702 and $(95) for the years ended March 31, 1997, 1996 and 1995, respectively.

Statement of Cash Flows

The Company made the following cash payments for the years ended
March 31:
                                           1997       1996      1995


INTEREST                              $ 197,642   $ 326,870  $   35,979

INCOME TAXES, NET OF REFUNDS           (156,284)    236,545   3,288,189

NONCASH FINANCING AND INVESTING
ACTIVITIES:
Decrease in equity as a result of
decrease in net noncurrent assets of
discontinued operations through        11,122,512      -         -
reduction in equity
Increase in equity as a result of
decrease in net current liabilities of
discontinued operations through
increase in equity                     (3,063,649)     -         -

Reclassification of notes receivable-
affiliate to other assets               2,800,000      -         -
Reduction of warrants                     496,913      -         -
Issuance of warrants                                   -      3,533,977
Addition to other assets through
issuance of common stock                    -         -        128,199
Acquisition of businesses through
issuance of stock                           -      5,213,125  5,111,166

Changes in net unrealized gains (losses)
on investment securities through
adjustments to stockholders' equity      (382,576)   738,255 (1,604,929)


Recent Pronouncements

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

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has continued to account for employee purchase rights and stock options under APB Opinion No. 25,
"Accounting for Stock Issued to Employees."   See Note 7 for SFAS 123
disclosures.

In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has not yet determined whether the implementation of SFAS 128 will have any impact on the Company's earnings per share amounts.

Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

2.  INVESTMENT SECURITIES:

The carrying value and estimated fair value of marketable securities at March 31 were as follows:

                                Unrealized  Unrealized
                       Cost     Gross Gain  Gross Loss     Fair Value

As of March 31, 1997:
  Available for sale-
    Noncurrent:
corporate securities   $480,672 $   524,934  $ (226,656)   $  788,950
                        =======    ========    ========      ========

As of March 31, 1996:
  Available for sale-
    Current:
Corporate securities   $207,125 $  137,375   $    -        $  344,500
                       =======    ========     ========      ========

    Noncurrent:
Corporate securities   $680,672 $1,118,462   $ (340,499)   $1,458,635
                       =======    ========     ========      ========

Investment securities which have limited marketability are classified as noncurrent as management does not believe that they will be sold within one year.

3.  PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of:

                                           March 31,
                                   1997               1996


Furniture and fixtures             $ 4,782,463        $ 4,101,822
Machinery and equipment                403,177            399,897
Leasehold improvements               1,546,104            849,534
                                     ---------          ---------
                                     6,731,744          5,351,253
Less accumulated
depreciation                        (4,725,188)        (3,885,076)
                                     ---------          ---------
                                   $ 2,006,556        $ 1,466,177
                                     =========          =========

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

The Board of Directors has authorized the Company to make retailer loans and or investments such that the total amount of outstanding loans and investments is $18,000,000 or less. As of May 1997, the Company has invested or made oral or written commitments to loan to or invest approximately $13,100,000 in various video retailers. The amounts outstanding under this program individually range from $200,000 to $5,1000,000. The investments are stated on the balance sheet at their fair market value in accordance with SFAS 115. The notes, which have payment terms that vary according to the individual loan agreements, are due 1997 through 2001. Interest rates on the various loans range from the prime rate plus 1% to the prime rate plus 2%. Due to the nature of these loans, interest income is not recognized until received.

The loans are reviewed for impairment in accordance with FASB Statement No. 114 (SFAS 114), "Accounting by Creditor's for Impairment of a Loan." A valuation allowance has been established for the amount by which the recorded investment in the loan exceeds the measure of the impaired loan. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer.

As of March 31, 1997, the Company has approximately $13,100,000 in loans and investments outstanding under the program and reserves of approximately $10,300,000. At March 31, 1996, the Company had invested or loaned approximately $7,300,000 under the program and had provided reserves of approximately $6,000,000.

The activity in the total reserves for the retailer financing program are as follows for the years ended March 31:

                       1997                1996

Beginning balance      $ 6,032,551          $ 3,242,850
Additions to reserve     4,307,824            2,789,701
                        ----------          -----------
Ending balance         $10,340,375          $ 6,032,551
                       ===========          ===========

A substantial portion of the additions to reserve in fiscal 1997 were established by reclassification of other reserves included in the Company's balance sheet as of March 31, 1996.


5.  LINE OF CREDIT:

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $10,000,000 or the sum of (a) 80% of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1997.

Interest is payable monthly at the bank's prime rate plus .5% (9.0% at March 31, 1997). The lender has been granted the option to purchase 30,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants or has obtained waivers of noncompliance as of March 31, 1997. At March 31, 1997 and 1996, the Company had $5,000,000 and $2,700,000 respectively, outstanding under this agreement.

6.  INCOME TAXES:

The provision (benefit) for income taxes from continuing operations is as follows for the years ended March 31:

                             1997         1996         1995

Current tax provision:
  Federal                    $3,113,822   $1,663,070  $1,887,414
  State                         633,637      324,606     338,067
                             ----------   ----------  ----------
                              3,747,459    1,987,676   2,225,481

Deferred tax provision
(benefit)                       202,544   (2,582,468) (1,457,436)
                             ----------   ----------  ----------
Income tax provision
 (benefit)                   $3,950,003   $ (594,792) $  768,045
                             ==========   =========== ==========

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows for the years ended March 31:

                                        1997        1996         1995


Provision (benefit) computed at
statutory rates                         $3,479,277  $(707,357)   $2,097,309
State taxes, net of federal benefit        418,200   (214,240)      256,331
Utilization of foreign loss
carryforwards                                -          -        (1,143,876)
Change in valuation allowance                -          -          (953,470)
Amortization of warrants                   167,450    236,058          -
Utilization of foreign tax credit         (540,000)  (100,000)         -
Other                                      425,076    190,747       511,751
                                          --------   --------     ---------
                                        $3,950,003  $(594,792)   $  768,045
                                         =========   =========    =========

Prior to 1995, the Company was uncertain as to whether the foreign loss carryforwards could be utilized and therefore no deferred tax asset was established. In fiscal year 1995, it was determined that the losses could be utilized and therefore the Company appropriately reduced 1995 taxable income.

The total reduction in the valuation allowance during the years ended March 31, 1997, 1996 and 1995, was $0, $0 and $953,470, respectively.

Deferred tax assets and liabilities from continuing operations are comprised of the following components at March 31, 1997 and 1996:

                                          1997               1996

Deferred tax assets:
  Current-
    Vacation accrual                      $    -             $  104,948
    Allowance for doubtful accounts          155,539            238,600
    Retailer-related accruals              1,147,610          1,081,039
    Legal settlement accrual                    -                76,000
    Unrealized gain on investment
    securities                                  -               (52,203)
    Other                                     61,915            (95,158)
                                          ----------         -----------
Total current deferred tax assets          1,365,064          1,353,226
                                          ----------          ---------
  Noncurrent-
    Depreciation                             389,670            128,077
    Retailer financing program reserve     2,595,126          2,384,798
    Program supplier reserves                665,252            598,800
    Unrealized (gain) loss on investments    (57,326)          (221,527)
    Other                                     44,841             28,690
                                          ----------          ---------
Total noncurrent deferred tax assets       3,637,563           2,918,838
                                          ----------          ---------
Total deferred tax assets                 $5,002,627          $4,272,064
                                          ==========          ==========

7.  STOCKHOLDERS' EQUITY:

Stock Options and Warrants

Options are granted under the 1986 Stock Option and the Directors' Stock Option Plans, which are administered by the Board of Directors, at an exercise price equal to fair market value as of the date of grant. Options under the 1986 Stock Option Plan are generally exercisable over four to ten years and expire ten years after date of grant. Options under the Directors' Stock Option Plan are generally exercisable over one to five years and expire five years after date of grant. As of March 31, 1997, the Company has 66,600 options available to be granted under the Directors' Stock Option Plan. Thre are no options available under the 1986 Stock Option Plan as the Plan expired during fiscal year 1997.

The Company has elected to account for its stock-based compensation plans in accordance with APB No. 25, under which no compensation expense has been recognized. The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 1997 and 1996, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

                            1997              1996

Risk-free interest rate     5.12 - 5.29%      5.02 - 5.86%
Expected dividend yield     0%                0%
Expected lives              4.6 - 10 years    5 - 10 years
Expected volatility         58.90%            58.86%

Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share reflected on the March 31, 1997 and 1996 statement of operations would have been the following unaudited pro forma amounts:

                            1997               1996

Net income (loss)
  As reported               $6,283,165           $(32,285,669)
  Pro forma                  5,784,529            (32,645,669)

Earnings (loss) per
share
  As reported               $      .45           $      (2.68)
  Pro forma                        .42                  (2.72)

Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

The table below summarizes the plans' activity:

                                       Options Outstanding
                                    -------------------------
                               Number                   Weighted
                               of                       Average
                               Shares                   Exercise Price

Balance at March 31, 1994      1,158,806                $4.65

Granted:
  Option price > fair market     210,478                 6.85
value
  Option price < fair market   1,479,628                 5.64
value
Issued                           (87,683)                2.40
Canceled                         (38,061)                5.36
                               ---------                 -----
Balance at March 31, 1995      2,723,168                 5.41

Granted:
  Option price = fair market      55,000                 6.06
value
  Option price > fair market     358,580                 5.28
value
  Option price < fair market     462,677                 4.92
value
Issued                           (47,270)                2.02
Canceled                        (459,547)                6.67
                                ---------               -----
Balance at March 31, 1996      3,092,608                 5.20

Granted:
  Option price = fair market      25,000                 5.00
value
  Option price > fair market      78,204                 5.10
value
Issued                           (35,025)                1.56
Adjustment for spin-off          222,408
Canceled                        (427,072)                6.04
                               ---------                -----
Balance at March 31, 1997      2,956,123                $4.72
                               =========                =====
The weighted average fair value of options granted during the years ended March 31, 1997, 1996 and 1995 was $3.42, $3.32 and $3.36,
respectively.

The following table summarizes information about stock options outstanding at March 31, 1997:

            Options Outstanding              Options Exercisable
            -----------------------------    -----------------------

                              Weighted
                 Outstanding  Average        Weighted   Exercisable  Weighted
Range of         as of        Remaining      Average    as of        Average
Exercise         March 31,    Contractual    Exercise   March 31,    Exercise
Prices           1997         Life           Price      1997         Price

$1.00-$2.59      121,669      2.5            $1.359     121,669      $1.36
 2.60- 6.49    2,816,859      6.8              4.84   1,315,470       4.92
 6.50- 9.00       17,595      3.6              7.71      17,595       7.71
               ---------                              ---------
$1.00- 9.00    2,956,123      6.6              4.72   1,454,734       4.65
               =========                              =========

In November 1996, the Company adjusted the number of shares of common stock issued and outstanding to employees under the 1986 stock option plan. The adjustment, which increased the number of shares outstanding by 222,408 shares, also included a reduction in the exercise price. This adjustment was done to equalize the options' values before and after the distribution of the common stock of BlowOut in November 1996 (Note 14).

Effective March 31, 1997, the Company adopted the 1997 Non-Officer Employee Stock Option Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 200,000. The plan is administered by the Stock Option Committee of the Board who determines the terms and conditions of options issued under the plan. On April 1, 1997, 81,700 options were issued to employees at an exercise price of $2.875.

In September 1994, a program supplier exercised warrants to acquire 250,000 shares of the Company's common stock for $5.19 per share. The warrants were granted in 1991.

In connection with the secondary offering in May 1991, the Company issued to its investment banker a warrant to purchase 147,500 shares of the Company's common stock. The exercise price per share of $8.90 equaled market value at the date of grant. The warrants expired unexercised on May 22, 1997.

In August 1992, the Company entered into an agreement with a service supplier to use and sublease certain software on the PPT system. As part of the agreement, the Company paid a licensing fee of $188,000, sold 251,889 shares of common stock for $7.00 per share ($1,763,223), which approximated market value at date of transaction, and granted a warrant to purchase 251,889 shares of common stock at an exercise price of $9.50 per share, which exceeded market value at the date of grant, through August 1997. In November, 1996, the Company adjusted the number of shares of common stock under the warrant to 273,022 and decreased the price to $8.765. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 14). The adjustment was done pursuant to the supplier's agreement which requires the Company to adjust the warrant if a distribution of the Company's assets occurs. The licensing fee was capitalized in other assets and was being amortized over five years, the life of the licensing agreement. In fiscal year 1995, the asset was written down to zero as the agreement was terminated.

In September 1992, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $7.14 per share, which approximated market value at date of grant.
The warrants were issued in connection with entering into a long-term licensing agreement with a program supplier. Certain contractual arrangements must be performed by the program supplier, however, before any warrants are issued. At March 31, 1997, all warrants had been issued. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 1,083,900 and decreased the price to $6.587. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996
(Note 14). The adjustment was done pursuant to the supplier's agreement which requires the Company to adjust the warrant if a distribution of the Company's assets occurs.

In July 1994, the Company agreed to issue warrants to buy up to 2,673,750 shares of the Company's common stock at an exercise price of $7.13 per share, which approximated market value at date of grant.
The warrants were issued in connection with entering into a long-term licensing agreement with a program supplier. During fiscal 1997, 1,250,000 shares were canceled and therefore the unamortized value of $496,913 was adjusted through the Company's statement of stockholders' equity. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 1,543,203 and decreased the price to $6.578. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 14). The adjustment was done pursuant to the supplier's agreement which requires the Company to adjust the warrant if a distribution of the Company's assets occurs.

As a result of the July 1994 agreement discussed above, the Company issued warrants to acquire 423,750 shares of the Company's common stock to another program supplier under a "favored nations" clause in the contract with that program supplier. These warrants were also issued at an exercise price of $7.13 per share, which approximated market value at date of grant. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 459,303 and decreased the price to $6.578. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 14). The adjustment was done pursuant to the supplier's agreement which requires the Company to adjust the warrant if a distribution of the Company's assets occurs.

All warrants which the Company agreed to issue in 1995 have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $3,533,977 has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For 1997, 1996 and 1995, expense associated with the warrants was $492,503, $674,289, and $467,114, respectively.

In May 1995, the Board of Directors approved a shareholders' rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the rights plan, each shareholder will receive a dividend of one right for each share of the Company's outstanding common stock, entitling the holders to purchase one additional share of the Company's common stock. The rights become exercisable after any person or group acquires 15% or more of the Company's outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owners of 15% or more of the Company's outstanding stock. Provided, however, that the Board of Directors, at their discretion may waive this provision with respect to any transaction or may terminate the rights plan in its entirety.

8.  ACQUISITIONS:

Entertainment One, Inc. Acquisition

On August 31, 1994, the Company acquired 169,230 newly issued shares of common stock of Entertainment One, Inc. (E-1) valued at $338,460 in lieu of a financing fee associated with $1,700,000 of financing provided by the Company to E-1. On December 1, 1994, the Company acquired 500,000 newly issued shares of common stock in E-1 at $2.00 per share. Following the acquisition, the Company owned approximately 9.6% of the outstanding shares of E-1. On May 26, 1995, the Company purchased 3,200,000 shares of common stock of E-1 from an E-1 stockholder at $.004 per share. Following the acquisition, the Company owned approximately 57% of the outstanding shares of E-1.

In connection with this acquisition, the five "stand-alone" video stores owned by E-1 were sold in June 1995 for approximately
$1,100,000. These assets were valued at their net realizable value when allocating the purchase price to the assets acquired and liabilities assumed.

On October 20, 1995, the Company purchased from E-1 $985,591 principal amount of convertible debentures, all of which were converted into 13,798,275 shares of common stock of E-1 on December 15, 1995. Also on December 15, 1995, the Company converted a $2,000,000 line of credit that it had provided to E-1 into 28,000,000 shares of common stock of E-1. Following these transactions, the Company owned 93% of the outstanding shares of E-1.

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

If the E-1 acquisition and the SEC acquisition had occurred at the beginning of the year ended March 31, 1996, revenues, net loss from continuing operations and net loss per common share and common share equivalent from continuing operations would not be impacted as the E-1 and SEC operations were discontinued in the year ended March 31, 1996, and the results of the related business segment (video retail) are not included in revenues, net loss from continuing operations, and net loss per common share and common share equivalent from continuing operations in any periods presented in the consolidated statements of operations (Note 14).

The following table presents the unaudited pro forma results of discontinued operations for the years ended March 31, 1996 and 1995 as if the E-1 acquisition and the SEC acquisition had been consummated at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been consummated at the beginning of the period.

                                        Year Ended March 31,
                                        ---------------------
                                        1996            1995

                                        (Unaudited)

Revenue from discontinued operations    $ 61,047,768    $36,519,143
Net loss from discontinued operations    (18,984,378)    (5,169,918)
Net loss per share from discontinued
operations                                     (1.53)         (0.30)


9.  COMMITMENTS:

Leases

The Company leases certain facilities and equipment under operating leases expiring at various dates through 2008. Rental payments over the term of the leases exceeding one year are as follows:

Year ending March 31,

1998                $ 1,722,469
1999                  1,747,217
2000                  1,707,892
2001                  1,708,048
2002                  1,738,301
2003 and thereafter   7,672,968
                     ---------
                    $16,296,895
                     ==========

The leases provide for payment of taxes, insurance and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was $1,477,651, $1,319,271 and $1,030,640 for the years ended March 31, 1997, 1996 and
1995, respectively.

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

The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of March 31, 1997, the Company has recorded approximately $1,769,000 for potential losses under such guarantee arrangements.

The Company has guaranteed BlowOut's liabilities to certain vendors for video tape purchases and for equipment purchases at BlowOut stores. At March 31, 1997, the amount owed by BlowOut for these purchases was approximately $553,000.

The Company is the principal creditor of BlowOut. The Company has agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). The Guarantee expires with respect to any future borrowings on the earlier of (i) December 31, 1997 or (ii) such time as the total indebtedness of BlowOut subject to the Rentrak Guarantee is equal to $7 million. During the term of the Rentrak Guarantee, and/or so long as any guarantee is thereunder outstanding, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02% per week of then-currently outstanding indebtedness subject to the Rentrak Guarantee. BlowOut has executed a $3.0 million note in favor of the Company which accrues interest at 9% per annum and is due in April 1999. At March 31, 1997, the total outstanding balance of the debt under such note, including accrued interest, was $3.3 million.

In July 1996, BlowOut obtained a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 13.98%. Pursuant to the terms of the Rentrak Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of March 31, 1997, BlowOut had borrowed approximately $1,376,000 under the Credit Facility.

In August 1996, BlowOut obtained a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80% of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11.25% as of March 31, 1997). The term of the Line of Credit is three years. The Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase BlowOut's cassette inventory at specified amounts. As of March 31, 1997, BlowOut had borrowed approximately $3,012,000 under the Line of Credit.

10.  CONTINGENCIES:

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operation of the Company.

11.  RENTRAK JAPAN:

As is discussed in Note 1, the Company reduced its one-fourth interest in Rentrak Japan to 10% in August 1996. Summarized financial data for the joint venture for the years in which the Company accounted for the investment on the equity method, after translation to U.S. currency, is as follows:

                           March 31,
                           1996             1995


Current assets             $34,123,179      $39,809,085
Noncurrent assets            7,792,028        5,543,661

Current liabilities         37,440,434       44,460,125
Noncurrent liabilities       4,307,679        4,252,586
Shareholders' equity
(deficit)                      167,094       (3,359,965)

Net sales                  115,912,094       88,382,895
Cost of sales               77,291,283       59,935,511
Net income (loss)            2,920,047         (760,946)

As of March 31, 1993, the Company's investment has been written down to zero. The Company has provided no guarantee or other financial commitments for the investee which would require the recognition of additional losses in 1995 and 1994 from the investee under the equity method. During 1997 and 1996, no income was recognized by the Company as the Company's share of net income does not exceed the net losses not recognized during the period the equity method was suspended.

12.  EMPLOYEE BENEFIT PLANS:

At January 1, 1991, the Company established an employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The amount of the Company's contribution is at the discretion of Board of Directors. Contributions under the 401(k) Plan for the years ended March 31, 1997, 1996 and 1995 were $57,743, $40,436 and $35,347, respectively.

The Company has an Employee Stock Purchase Plan (the Plan). The Board of Directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 156,626 shares remain authorized and available for sale to employees.

All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment is made through payroll deductions.

Under the Plan, employees purchased 8,685 shares for aggregate proceeds of $36,520, 5,059 shares for aggregate proceeds of $28,781 and 11,062 shares for aggregate proceeds of $78,449 in 1997, 1996 and 1995, respectively.

13.  BUSINESS SEGMENTS, SIGNIFICANT SUPPLIERS AND MAJOR CUSTOMER:

Business Segments - Continuing Operations

                                   1997          1996          1995

Net sales (1):
  PPT                              $106,038,728  $108,279,012  $79,793,584
  Other                              10,536,922     5,396,884    4,754,315
                                   $116,575,650  $113,675,896  $84,547,899
                                   ============  ============  ===========
Income (loss) from operations:
  PPT                              $  9,063,932  $ (2,574,745) $ 2,886,841
  Other                                 170,168      (186,387)    (240,325)
                                   ------------  ------------- -----------
                                   $  9,234,100    (2,761,132)   2,646,516
                                   ============  =============   ==========
Identifiable assets (1), (2):
  PPT                              $ 42,163,519  $ 77,784,888  $60,757,741
  Sports apparel                      -              -          22,610,120
  Retail video                        -              -           1,101,399
  Other                               3,067,669     2,380,608    1,973,659
                                   ------------  ------------  -----------
                                   $ 45,221,188  $ 80,165,496  $86,442,919
                                   ============  ============  ===========
Depreciation:
  PPT                              $    725,898  $    806,416  $   698,979
  Other                                 165,959       208,421      160,925
                                   ------------  ------------  -----------
                                   $    891,857  $  1,014,837  $   859,904
                                   ============  ============  ===========
Amortization:
  PPT                              $    183,261  $  1,520,445  $   847,620
  Other                               -              -             156,924
                                   ------------  ------------  -----------
                                   $    183,261  $  1,520,445  $ 1,004,544
                                   ============  ============  ===========
Capital Expenditures:
  PPT                              $  1,212,122  $    640,821  $   430,021
  Other                                 242,269        11,679        -
                                   ------------  ------------  -----------
                                   $  1,454,391  $    652,500  $   430,021
                                   ============  ============  ===========

Business Segments - Discontinued Operations


                                   1997          1996          1995
Net sales:
  Sports apparel                   $  -          $39,131,760   $26,363,211
  Retail video                        -           17,466,804     1,255,121
                                    ----------   -----------   -----------
                                   $  -          $56,598,564   $27,618,332
                                    ==========   ===========   ============
Income (loss) from discontinued
  operations:
    Sports apparel                 $  -          $(4,576,815)  $   270,176
    Retail video                      -           (6,568,656)     (467,223)
                                    ----------  -------------     ----------
                                   $  -          $(11,145,471) $  (197,047)
                                    ==========  =============  ============
Depreciation:
  Sports apparel                   $  -          $    968,180  $   438,871
  Retail Video                        -             3,051,476      143,097
                                    ----------    -----------   ----------
                                   $  -          $  4,019,656  $   581,968
                                    ==========   ===========    ==========
Amortization:
  Sports apparel                   $  -          $ 10,195,094  $   684,889
  Retail video                        -               504,500       20,245
                                    ----------    -----------   ----------
                                    $ -            10,699,594      705,134
                                    ==========  ===========      ==========
Capital Expenditures, net of
acquisitions:
  Sports apparel                    $ -          $  1,774,507  $   832,621
  Retail video                        -             7,716,315       10,438
                                    ----------    -----------   ----------
                                    $ -          $  9,490,822  $   843,059
                                    ==========     ===========  ==========

(1)Total amounts differ from those reported on the consolidated financial statements as intercompany transactions and investments in subsidiaries are not eliminated for segment reporting purposes.
(2)1995 identifiable assets have not been restated for discontinued operations.

The Company has one program supplier that supplied product that generated 43%, a second that generated 23%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1997. The Company has one program supplier that supplied product that generated 39%, a second that generated 21%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1996. The Company has one program supplier that supplied product that generated 26%, a second that generated 17%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1995. There were no other program suppliers who provided product accounting for more than 10% of sales for the years ended March 31, 1997, 1996 and 1995.

The Company currently receives a significant amount of product from one program supplier. Although management does not believe that this relationship will be terminated in the near term, a loss of this supplier could have an adverse affect on operating results.

One customer accounted for 13%, 10% and 14% of the Company's revenues in 1997, 1996 and 1995, respectively.

14.  DISCONTINUED OPERATIONS:

During fiscal year 1997, the Company disposed of substantially all the net assets of Pro Image through either sale or closure of the stores.

Pro Image is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying statement of operations. Pro Image incurred losses from operations, net of income tax benefit, of approximately $1,926,000 and $12,720,000 (including a write-off of intangible assets of $9,300,000 (Note 1)) for the years ended February 28, 1997 and February 29, 1996, respectively. These amounts were included in loss on disposal and loss from operations of discontinued subsidiaries in the March 31, 1996 accompanying statement of operations. The Company also accrued at March 31, 1996 other costs of approximately $6,700,000 associated with the disposition such as professional fees and a write-down of the assets to their estimated realizable value. A deferred tax asset related to these costs of approximately $3,380,000 was also recorded with a valuation allowance reserve against the entire asset. These other costs and write-down costs are included in loss on disposal of subsidiaries in the accompanying statement of operations for the fiscal year ended March 31, 1996.

Net current liabilities of Pro Image at March 31, 1997 of approximately $200,000 represent accrued liabilities remaining to be paid. Net noncurrent assets of Pro Image which are included in net noncurrent assets of discontinued operations in the accompanying balance sheet at March 31, 1996, are comprised primarily of property and equipment and long-term debt. Net current liabilities of Pro Image which are included in net current liabilities of discontinued operations in the accompanying balance sheet at March 31, 1996, are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by Pro Image through the disposal date and other costs associated with the disposition.

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut pursuant to a Reorganization and Distribution Agreement (Distribution Agreement) dated as of November 11, 1996, between the Company and BlowOut. Pursuant to the Distribution Agreement, each holder of common stock of the Company received one share of BlowOut Common Stock for every 8.34 shares of the Company's common stock owned of record by such holder on November 18, 1996. The distributed shares of BlowOut Common Stock represented approximately 60% of the outstanding shares of BlowOut Common Stock. As a result of the distribution, the March 31, 1997 consolidated financial statement reflect the elimination of the net assets and liabilities related to BlowOut and the reduction of the Company's ownership in BlowOut to approximately 9.9% of the outstanding BlowOut Shares. The operations of BlowOut are reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

BlowOut is accounted for as discontinued operations and, accordingly, its operations are segregated in the March 31, 1996 accompanying statement of operations. BlowOut incurred losses from operations, net of income tax benefit, of approximately $4,000,000 and $5,980,000 for the period ended November 26, 1996 and for the year ended March 31, 1996, respectively. These amounts are included in loss from operations and loss on disposal of discontinued subsidiaries in the March 31, 1996, accompanying statement of operations. The Company also accrued at March 31, 1996, professional fees of approximately $600,000 associated with the disposition. A deferred tax asset related to these costs of approximately $1,158,000 was also recorded with a valuation allowance reserve against the entire asset. These fees and valuation allowances are included in loss on disposal of subsidiaries in the accompanying statement of operations.

Net current liabilities of discontinued operations at March 31, 1997 include approximately $4,400,000 relating to BlowOut for amounts reserved for contingencies not yet settled as of March 31, 1997. Net noncurrent assets of BlowOut included in net noncurrent assets of discontinued operations in the accompanying balance sheet at March 31, 1996, are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the accompanying balance sheet at March 31, 1996, are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating losses to be incurred by BlowOut through the disposal date and other costs associated with the disposition.

During the year ended March 31, 1997, the Company provided for additional losses related to the spinoff of BlowOut, net of tax benefit of $741,000 in the amount of approximately $7,500,000. A deferred tax asset related to these costs of approximately $3,165,000 was also recorded with a valuation allowance reserve against the entire asset. The additional losses relate to contingencies which are not settled as of March 31, 1997. These additional losses were offset by an adjustment to the estimated loss on disposal of Pro Image. Due to higher than anticipated sales proceeds from the sale of the Pro Image stores and franchise and recognition of previously reserved deferred tax assets of approximately $4,000,000, the Company recorded a gain of approximately $7,500,000. Therefore, there was no net impact on the March 31, 1997 statement of operations of these adjustments to gain or loss on disposal of discontinued operations.

Revenues, operating costs and expenses, other income and expenses, and income taxes for fiscal year 1995 have been reclassified for amounts associated with the discontinued operations.

Revenues from such operations for the periods ended March 31, were as follows:

                1997                1996             1995

Pro Image       $24,071,011         $39,131,760      $26,363,211
BlowOut          20,451,070          17,466,804        1,255,121

Net current liabilities of discontinued operations include management's best estimates of the anticipated losses from discontinued operations through the final resolution of all contingencies related to the disposition of the two subsidiaries. The estimates are based on an analysis of the costs which may be incurred to dispose of the entities. The amounts the Company will ultimately incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

RENTRAK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                 Net Unrealized
                                   Common Stock    Capital in    Gain (Loss)
                               Number of           Excess of     on Investment    Accumulated
                               Shares     Amount   Par Value     Securities       Deficit        Warrants     Total

BALANCE AT MARCH 31, 1994        10,224,057  $10,224  $34,272,263   $1,434,182       $ (6,194,016)  $    -       $  29,522,653
 Repurchase of common stock         (38,300)     (38)    (189,512)        -                  -           -            (189,550)
 Issuance of common stock           364,445      364     1,549,25         -                  -           -           1,549,621
 Issuance of common stock for
 acquisitions                       639,561      640    5,110,526         -                  -           -           5,111,166
 Issuance of common stock under
 employee stock options plans        87,483       87      322,428         -                  -           -             322,515
 Net income                            -          -          -            -             5,113,523        -           5,113,523
 Change in net unrealized gain
 (loss) on investment securities       -          -          -      (1,604,929)              -           -          (1,604,929)
 Issuance of warrants                  -          -     3,533,977         -                  -      (3,533,977)           -
 Amortization of warrants              -          -          -            -                  -         467,114         467,114
                                    -------     -----    --------    ---------          --------     --------        --------
BALANCE AT MARCH 31, 1995         11,277,246   11,277  44,598,939     (170,747)        (1,080,493)  (3,066,863)     40,292,113
 Repurchase of common stock          (69,300)     (69)   (341,631)        -                  -            -           (341,700)
 Issuance of common stock            883,000      883   5,230,577         -                  -            -          5,231,460
 Issuance of common stock under
 employee stock option plans          47,270       47      95,629         -                  -            -             95,676
  Net loss                              -         -          -            -           (32,285,669)        -        (32,285,669)
  Change in net unrealized gain
  (loss) on investment securites        -         -          -        738,255                -            -            738,255
  Amortization of warrants              -         -          -           -                   -         674,289         674,289
                                    -------     -----     --------   ---------         --------      --------       --------
BALANCE AT MARCH 31, 1996         12,138,216   12,138   49,583,514    567,508         (33,366,162)  (2,392,574)     14,404,424

  Repurchase of common stock        (325,800)    (326)  (1,204,449)      -                   -            -         (1,204,775)
  Issuance of common stock under
  employee stock option plans         35,025       35       49,013       -                   -            -             49,048
  Net income                            -         -           -          -              6,283,165         -          6,283,165
  Distribution of common stock
  in BlowOut                            -         -           -          -              (8,369,732)       -         (8,369,732)
  Change in net unrealized gain
  (loss) on investment securities       -         -           -       (382,576)               -           -           (382,576)
  Amortization of warrants              -         -       (496,913)       -                   -         989,416        492,503
                                    -------     -----      --------   ---------        --------         --------      --------
BALANCE AT MARCH 31, 1997         11,847,441  $11,847  $47,931,165   $ 184,932        $(35,452,729) $(1,403,158)  $ 11,272,057
                                  ==========  =======  ===========   ==========       ============= ============  ============

The accompanying notes are an integral part of these consolidated statements.

 Rentrak Corporation
 Valuation and Qualifying Accounts
 Schedule II

                              Balance At    Charged  To      Charged                            Balance At
                              Beginning      Cost And       To Other                              End Of
 Year Ended:                  Of Periods     Expenses       Accounts              Recoveries     Periods

 Allowance For Doubtful
  Accounts
  March 31, 1995                1,224,966     (2,984,899)       -                   2,402,513       642,580
  March 31, 1996                  642,580     (2,327,028)      (332,692)  (1)       2,645,035       627,895
  March 31, 1997                  627,895     (3,564,065)       (95,000)            3,440,483       409,313

 Advances To Program
  Suppliers Reserves
  March 31, 1995                        0        572,300        -                     -             572,300
  March 31, 1996                  572,300      1,345,406        -                     -           1,917,706
  March 31, 1997                1,917,706       (149,192)       -                     -           1,768,514

 Inventory Reserve
  March 31, 1995                        0        336,046        -                     -             336,046
  March 31, 1996                  336,046        -             (336,046)  (1)         -                   0
  March 31, 1997                        0        -              -                     -                   0

 Other Current Assets -
 Retailer Financing
  Program Reserve
  March 31, 1995                        0        267,938        -                     -             267,938
  March 31, 1996                  267,938        846,582        -                     -           1,114,520
  March 31, 1997                1,114,520        -           (1,114,520)  (2)         -                   0

 Other Assets -
 Retailer Financing
  Program Reserve
  March 31, 1995                        0      2,974,912        -                     -           2,974,912
  March 31, 1996                2,974,912      1,943,119        -                     -           4,918,031
  March 31, 1997                4,918,031       (771,973)     5,164,396 (1)(2)    1,029,921      10,340,375


(1) Transferred from (to) Discontinued Operations.
(2) Reclassified from Other Current Assets to Other Assets.


                              PART III


    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
    REGISTRANT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors" and "Executive Officers".



    ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation.



    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Directors".



    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Compensation Committee Interlocks And Insider Participation" and Certain Relationships And Transactions".

                              PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
    REPORTS ON FORM 8-K

    (a)(1)   Financial Statements

        The following documents are filed as part of the
    Report:

                  Consolidated Financial Statements:  The
              consolidated financial statements of the Company are included in Item 8 of this Report:

             Report of Independent Public
              Accountants

             Consolidated Balance Sheets as of March 31, 1997
               and 1996

             Consolidated Statements of Operations for Years
               Ended March 31, 1997, 1996 and
               1995

             Consolidated Statements of Stockholders' Equity
               for Years Ended March 31, 1997,
               1996 and 1995

             Consolidated Statements of Cash Flows for Years
                Ended March 31, 1997, 1996, and 1995

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

    (a)(3) Exhibits: The exhibits required to be filed pursuant to Item 601 of Regulation S-K are set forth in the Exhibit Index.

    (b)  Form 8-K Reports.  During the fourth quarter of fiscal
         1997, the Company filed no reports on Form 8-K.

    (c)  Exhibits (See Exhibit Index)


    1. A shareholder may obtain a copy of any exhibit included in this Report upon payment of a fee to cover the reasonable expenses of furnishing such exhibits by written request to F. Kim Cox, Executive Vice President/Chief Financial Officer, or Carolyn Pihl, Chief Accounting Officer, Rentrak Corporation, PO Box 18888, Portland, Oregon 97218

                             SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    RENTRAK CORPORATION

    By      /S/ Ron Berger
            Ron Berger, President

    Date   June 13, 1997

        Pursuant to the requirements of the Securities
    Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

    Principal Executive Officer:

    By /S/ Ron Berger                            June 13, 1997
       Ron Berger, President/CEO

    Principal Financial Officer:

    By /S/ F. Kim Cox                            June 13, 1997
       F. Kim Cox, Executive Vice President/
       Chief Financial Officer

    Principal Accounting Officer:

    By /S/ Carolyn Pihl                          June 13, 1997
       Carolyn A. Pihl, Chief Accounting Officer

    Majority of Board of Directors:

    By /S/ Ron Berger                            June 13, 1997
       Ron Berger, Chairman

    By /S/ Peter Dal Bianco                      June 13, 1997
       Peter Dal Bianco, Director

    By /S/ Herbert M. Fischer                    June 13, 1997
       Herbert M. Fischer, Director

    By /S/ James P. Jimirro                      June 13, 1997
      James P. Jimirro, Director

    By /S/ Bill LeVine                           June 13, 1997
       Bill LeVine, Director

    By /S/ Muneaki Masuda                        June 13, 1997
       Muneaki Masuda, Director

    By /S/ Stephen Roberts                       June 13, 1997
       Stephen Roberts, Director


                           EXHIBIT INDEX

      The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number  Exhibit                                      Page
3.1             Amended and Restated Articles of
                Incorporation and amendments thereto
                (1)

3.2             1995 Restated Bylaws, as amended to
                date (7)

4.1             Articles of Incorporation, as amended
                to date (incorporated by reference to
                Exhibit 3.1)

4.2             Articles II and V of the 1995 Restated
                Bylaws (incorporated by reference to
                Exhibit 3.2)

10.1            1986 Second Amended and Restated Stock
                Option Plan and Forms of Stock Options
                Agreements (9)

10.4            Stock Option Agreement with Ron Berger,
                dated April 18, 1990 (2)

10.5            Stock Option Agreement with Ron Berger,
                dated December 20, 1994 (3)

10.7            Amended and Restated Employment
                Agreement with Ron Berger dated
                November 27, 1995 (17)

10.8            Employment Agreement with F. Kim Cox
                dated April 20, 1995 (11)

10.9            Employment Agreement with Ed Barnick
                dated January 1, 1996

10.10           Rentrak Corporation Amended and
                Restated Directors Stock Option Plan
                (4)

10.11           Rentrak's 401-K Plan (5)

10.13           Amended and Restated 1992 Employee
                Stock Purchase Plan of Rentrak
                Corporation (10)

10.17           Joint Development Agreement with CCC
                dated August 6, 1993 (6)

10.18           Business Loan Agreement with Silicon
                Valley Bank dated October 12, 1993 (8)

10.19           Business Loan Modification Agreement with
                Silicon Valley Bank dated June 8, 1994 (8)

10.21 Second Amendment to Business Cooperation Agreement between Rentrak Corporation, Culture Convenience Club Co., Ltd., and Rentrak Japan dated June 16, 1994 (8)

10.23 Business Loan Modification Agreement with Silicon Valley Bank dated May 17, 1996 (12)

10.25           Employment Agreement with Carolyn Pihl dated May 6, 1996

10.26 Guarantee Agreement dated as of June 26, 1996 between Rentrak Corporation and BlowOut Entertainment, Inc. (14)

10.27 Reorganization and Distribution Agreement between Rentrak Corporation and BlowOut Entertainment, Inc., dated as of November 11, 1996 (13)

10.28 Asset Purchase Agreement by and among Pro Image Inc., PI Acquisition, L.C. and Rentrak Corporation dated December 6, 1996 (15)

10.29 Business Loan Modification Agreemetn with Silicon Valley Bank dated December 27, 1996

10.30           The 1997 Non-Officer Employee Stock Option Plan of Rentrak
                Corporation (16)

11              Statement of Computation of Per Share Earnings

22              List of Subsidiaries of Registrant

23              Consent of Arthur Andersen


1. Filed in S-3 Registration Statement, File # 338511 as filed on November 21, 1994.
2.  Filed as Exhibit 10.9 to 1991 Form 10-K filed on May 6, 1991.
3.  Filed as Exhibit 10.5 to 1995 Form 10-K filed on June 29, 1995.
4.  Filed as Exhibit B to 1994 Proxy Statement dated July 11, 1994.
5.  Filed as Exhibit 10.1 to Form 10-K filed on June 28, 1993.
6.  Filed as Exhibit 10.5 to Form 10-K filed on June 28, 1993.
7.  Filed as Exhibit to Form 8-K filed on June 5, 1995.
8.  Filed as Exhibit to 1994 Form 10-K filed on June 29, 1994.
9.  Filed as Exhibit A to 1994 Proxy Statement dated July 11, 1994.
10. Filed as Exhibit 10.13 to Form 10-K filed on June 29, 1995.
11. Filed as Exhibit 10.8 to Form 10-K filed on July 1, 1996.
12. Filed as Exhibit 10.23 to Form 10-K filed on July 1, 1996.
13. Filed as Exhibit 1 to Form 8-K filed on Decmeber 9, 1996.
14. Filed as Exhibit 2 to Form 8-K filed on December 9, 1996.
15. Filed as Exhibit 1 to Form 8-K filed on December 31, 1996.
16. Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
17. Filed as Exhibit 10 to Form 10-Q filed on November 14, 1995.