Form 10-Q
period 1997-06-30
RENTRAK CORP
filed 1997-08-07
CIK 800458

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: June
     30, 1997

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

Registrant's telephone number, including area code:
(503)284-7581

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)
No ( )

As of August 4, 1997, the Registrant had 11,499,043 shares of
Common Stock outstanding.


                  PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Consolidated Statements of Income for the three month periods ended June 30, 1997 and June 30, 1996

         Consolidated Balance Sheets as of June 30,
         1997 and March 31, 1997

         Consolidated Statements of Cash Flows for the three month periods ended June 30, 1997 and June 30, 1996

                RENTRAK CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME

                                      (UNAUDITED)

                                         Three Months Ended June 30,
                                         1997                     1996
REVENUES:
    PPT                             $  29,011,516            $  22,648,696
    Other                               1,603,035                1,114,414

                                       30,614,551               23,763,110

OPERATING COSTS AND EXPENSES:
    Cost of sales                      25,038,640               19,454,334
    Selling and administrative          3,419,737                3,622,828

                                       28,458,377               23,077,162

INCOME FROM OPERATIONS                  2,156,174                  685,948

OTHER INCOME (EXPENSE):
    Interest income                       122,851                  173,621
    Interest expense                       (5,000)                (119,915)
    Other                                    -                     208,875

                                          117,851                  262,581

INCOME BEFORE INCOME TAX PROVISION      2,274,025                  948,529

INCOME TAX PROVISION                      962,891                  372,233

NET INCOME                           $  1,311,134             $    576,296

FULLY DILUTED EARNINGS PER COMMON
SHARE AND COMMON EQUIVALENT SHARE    $       0.10             $       0.05

SHARES USED IN PER SHARE
  CALCULATION                          15,757,068               12,243,069

    The accompanying notes are an integral
    part of these consolidated statements.

                   RENTRAK CORPORATION
               CONSOLIDATED BALANCE SHEETS
                         ASSETS

                                        UNAUDITED
                                         June 30,               March 31,
                                           1997                   1997

CURRENT ASSETS:

   Cash and cash equivalents         $   7,348,811         $  10,167,169
   Accounts receivable, net of
     allowance for doubtful
     accounts of
     $230,862 and $409,313              16,008,217            16,434,566
   Advances to program suppliers           643,118               492,844
   Inventory                             1,942,268             1,902,618
   Deferred tax asset                      817,253             1,365,064
   Other current assets                  3,788,548             2,901,964

   Total current assets                 30,548,215            33,264,225

PROPERTY AND EQUIPMENT, net              1,962,435             2,006,556
INTANGIBLES, net                           350,913               171,509
OTHER INVESTMENTS, net                     748,515               778,950
DEFERRED TAX ASSET                       3,745,975             3,637,563
OTHER ASSETS                             4,305,464             3,189,192

   TOTAL ASSETS                      $  41,661,517          $  43,047,995

   The accompanying notes are an integral
   part of these consolidated balance sheets.

                       RENTRAK CORPORATION
                   CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND STOCKHOLDERS' EQUITY
                                         UNAUDITED
                                          June 30,               March 31,
                                            1997                   1997

CURRENT LIABILITIES:
   Line of credit                    $       -              $   5,000,000
   Accounts payable                     20,436,842             17,160,492
   Accrued liabilities                   1,252,065                613,669
   Accrued compensation                    771,426              1,695,814
   Deferred revenue                      2,563,172              2,672,849
   Net current liabilities of
    discontinued operations              4,589,916              4,633,114

   Total current liabilities            29,613,421             31,775,938


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value;
    Authorized:  10,000,000 shares          -                      -
  Common stock,  $.001 par value;
    Authorized:  30,000,000 shares
      Issued and outstanding:11,609,543
      shares at June 30, 1997 and
      11,847,441 at March 31, 1997          11,610                 11,847
  Capital in excess of par value        47,223,518             47,931,165
  Net unrealized gain on investment
    securities                             206,023                184,932
  Accumulated deficit                  (34,141,595)           (35,452,729)
  Less - Deferred charge - warrants     (1,251,460)            (1,403,158)

                                        12,048,096             11,272,057
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $  41,661,517          $  43,047,995


   The accompanying notes are an integral
   part of these consolidated balance sheets.



                       RENTRAK CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                               Three Months Ended June 30,
                                                 1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                               $  1,311,134       $    576,296
  Adjustments to reconcile income to
    net cash provided (used) in operations
  Gain on investment / asset sales                  -             (208,875)
  Depreciation                                   187,772           265,593
  Amortization of intangibles                     22,723            42,436
  Amortization of warrants                       151,698            37,409
  Provision for doubtful accounts                 (5,246)          (23,250)
  Retailer financing program reserves               -               45,000
  Studio advance reserves                        (12,126)          (67,478)
  Deferred income taxes                          426,471           161,331
  Change in specific accounts:
    Accounts receivable                         (600,031)       (2,204,310)
    Advance to program suppliers                (138,148)         (449,595)
    Inventory                                    (39,650)          479,743
    Other current assets                         113,416           945,631
    Accounts payable                           3,276,350        (7,268,677)
    Accrued liabilities & compensation          (285,992)          702,389
    Deferred revenue                            (109,677)        1,606,326
    Net current liability of
     discontinued operations                     (43,198)             -

    Net cash provided (used) by operation      4,255,496        (5,360,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           (143,651)          (25,174)
  Purchase of other assets and intangibles          -               28,366
  (Investments)/reduction in retailer
    financing program                           (545,108)          955,000
  Proceeds from sale of investment / assets         -              434,864
  (Purchase)/reduction of other assets
    & intangibles                               (677,211)             -

    Net cash provided (used) by
      investing activities                    (1,365,970)        1,393,056

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under
   line of credit                             (5,000,000)        3,000,000
  Repurchase of common stock                    (732,366)           (1,155)
  Issuance of common stock                        24,482              -

    Net cash provided (used) by
      financing activities                    (5,707,884)        2,998,845

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                            (2,818,358)         (968,130)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF THIS PERIOD                 10,167,169         2,683,128

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $   7,348,811      $  1,714,998

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the period for -
    Interest                               $       5,000      $     94,833
    Income taxes                                 142,093           116,016
  NON-CASH TRANSACTIONS
    Increase (decrease) in net
      unrealized gain on
      investment securities                       21,091          (338,285)
    Reduction of warrants                           -              496,913
    Retailer Loan Program Investment
      through conversion of accounts
      receivable                               1,031,626              -


  The accompanying notes are an integral
  part of these consolidated statements.


                         RENTRAK CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 1998. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1997 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal and recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The Condensed Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions.
Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method.


NOTE B:    Net Income Per Share

For the quarter ended June 30, 1997, net earnings per share is computed using the "modified" treasury stock method. Under this method, the number of shares is based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise price of the options and warrants. In addition, contingent warrants were assumed to have been exercised. The number of treasury shares assumed to be purchased with the proceeds from the exercise of stock options and warrants is limited to 20 percent of the outstanding shares at period end. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant net interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share.

For the quarter ended June 30, 1996, net income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options, using the treasury stock method. The Company's outstanding warrants were not dilutive during this period.


NOTE C:     Major Suppliers

For the quarter ended June 30, 1997, the Company had one program supplier whose product generated 55 percent, a second that generated 18 percent, and a third that generated an additional 15 percent of Rentrak revenues. No other program suppliers provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1997.

For the quarter ended June 30, 1996, the Company had one program supplier whose product generated 40 percent, a second that generated 28 percent, and a third that generated and additional 12 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1996.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding revenue growth, gross profit margin and liquidity constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements can be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, new technology, and the continued availability of Cassettes from Program Suppliers. Such factors are discussed in more detail in the Company's 1997 Annual Report to Shareholders.


Results of Operations

For the quarter ended June 30, 1997, total revenue increased $6.8 million, or 28.6 percent, rising to $30.6 million from $23.8 million in the quarter ended June 30, 1996. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the Pay Per Transaction ("PPT") system; order processing fees generated when prerecorded videocassettes ("Cassettes") are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; buy out fees when retailers purchase Cassettes at the end of the lease term; royalty payments from Rentrak Japan; and sale of Cassettes.

The increase in total revenue and the increases described in the following paragraph were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT system from the Company (the "Participating Retailers"); (ii) the number of titles released to the PPT system; and (iii) the total number of Cassettes leased under the PPT system.

Cost of sales for the quarter ended June 30, 1997 rose to $25.0 million from $19.5 million the prior year, an increase of $5.5 million, or 28.2 percent. The increase is due to the increase in revenue noted above.

Selling, general and administrative expenses were $3.4 million in fiscal 1997 compared to $3.6 million in fiscal 1996, a decrease of $0.2 million, or 6 percent. As selling, general and administrative expenses remained relatively flat over the same quarter in the prior fiscal year while revenues increased dramatically, the Company was able to achieve a decrease from 15 percent for the quarter ended June 30, 1996 to 11 percent for the quarter ended June 30, 1997 in the percentage of selling, general and administrative expenses to total revenue.

Other income was $0.1 million for the quarter ended June 30, 1997 and $0.3 million for the quarter ended June 30, 1996. In 1996, other income includes a gain of $0.2 million on the sale of corporate securities.

For the quarter ended June 30, 1997, the Company recorded a pre-tax profit of $2.3 million, or 7.5 percent of total revenue, compared to a pre-tax profit of $0.9 million, or 4 percent of total revenue in the quarter ended June 30, 1996. This increase is primarily due to an increase in total revenue which resulted in increased gross margin dollars.

Included in the amounts above are the results from Other Subsidiaries which are comprised of other video retail and other operations. For the quarter ended June 30, 1996, Other Subsidiaries recorded pre-tax income of $124,634 compared to $13,000 for the quarter ended June 30, 1996.


Consolidated Balance Sheet

At June 30, 1997, total assets were $41.7 million, a decrease of $1.3 million from the $43.0 million at March 31, 1997. As of June 30, 1997, Cash had decreased $2.9 million to $7.3 million from $10.2 million at March 31, 1997. The decrease is primarily due to the repayment of the $5.0 million line of credit which was outstanding at March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and other liquid investments of $7.3 million, compared to $10.2 million at March 31, 1997. At June 30, 1997, the Company's current ratio (current assets/current liabilities) decreased to 1.03 from 1.05 at March 31, 1997.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $10 million or the sum of (a) 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1997. Interest is payable monthly at the bank's prime rate plus .5 percent (9.0 percent at June 30, 1997). The lender has an option to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets.
The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants or has obtained waivers of noncompliance as of June 30, 1997. At March 31, 1997, the Company had $5.0 million outstanding borrowings under this agreement. The Company repaid the $5.0 million in April, 1997. As of June 30, 1997, available borrowing capacity totaled $10 million.

The Company has established a retailer financing program whereby the Company will provide, on a selective basis, financing to video retailers who the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT system for a designated period of time. Under these agreements, retailers are typically required to obtain some or all of their requirements of Cassettes offered under the PPT system or obtain a minimum amount of Cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of June 30, 1997, the Company has invested or loaned approximately $14.5 million in various retailers. The investments individually range from $0.2 million to $5.9 million. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 2 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of June 30, 1997, the Company reserved approximately $10.1 million.

As noted in the Company's 1997 Annual Report to Shareholders, the Company distributed to its Shareholders shares of common stock of BlowOut Entertainment, Inc. (BlowOut). The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements. Net current liabilities of discontinued operations include management's best estimates of the anticipated losses from discontinued operations through the final resolution of all contingencies related to the disposition of BlowOut. The estimates are based on an analysis of the costs which may be incurred to dispose of the entity. The amounts the Company will ultimately incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

BlowOut is essentially a start-up company and is experiencing rapid growth requiring additional financing if it is to continue its expansion and to support operations of recently opened stores. The Company is the principal creditor to BlowOut. The Company has agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). The Guarantee expires for future borrowings on the earlier of (i) December 31, 1997 or (ii) such time as the total indebtedness of BlowOut subject to the Rentrak Guarantee is equal to $7 million. During the term of the Rentrak Guarantee, and/or so long as any guarantee is thereunder outstanding, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Rentrak Guarantee. BlowOut has executed a $3 million note in favor of the Company which accrues interest at 9% per annum and is due in April 1999. At March 31, 1997, the total outstanding balance of the debt under such note, including accrued interest, was $3.4 million.

BlowOut has a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 13.98 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of June 30, 1997, BlowOut had borrowed approximately $1.5 million under the Credit Facility.

BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80% of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% percent (11.25 percent as of June 30, 1997). The term of the Line of Credit is three years. The Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase BlowOut's Cassette inventory at specified amounts. As of June 30, 1997, BlowOut had borrowed approximately $2.6 million under the Line of Credit.

The Company's exposure related to adverse financial and operational developments at BlowOut is limited to its receivables from BlowOut [See Note 4 of the Notes to the Consolidated
Financial Statements] and  the obligations under the Guarantee
[See Note 9 of the Notes to the Consolidated Financial
Statements].

On November 26, 1996, the Board authorized the re-purchase of up to two million shares of Common Stock in open market and negotiated purchases. In the quarter ended June 30, 1997, the Company had acquired 257,594 shares for an aggregate amount of approximately $732,000. These purchases were funded through cash flows from operations.

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

  (a)  Exhibits:

    Exhibit 11 - Statement of Computation of per share earnings.

    Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K - None



                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 7th day of August, 1997


            RENTRAK CORPORATION:

            s/s Carolyn A. Pihl

            Carolyn A. Pihl
            Chief Accounting Officer

            Signing on behalf of the registrant