Form 10-Q
period 1997-09-30
RENTRAK CORP
filed 1997-11-03
CIK 800458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended:
     September 30, 1997

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 For the Transition
     Period from                 to


Commission file number: 0-15159

                         RENTRAK CORPORATION
        (Exact name of registrant as specified in its charter)


OREGON                                 93-0780536
(State or other jurisdiction of       (IRS Employer
 incorporation or organization)        Identification no.)

7700 NE Ambassador Place, Portland, Oregon  97220
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

As of October 24, 1997, the Registrant had 11,116,428 shares of Common Stock outstanding.






                  PART I. FINANCIAL INFORMATION


    Item 1.  Financial Statements

         Consolidated Balance Sheets as of September
         30, 1997 and March 31, 1997

         Consolidated Statements of Income for the three month periods ended September 30, 1997 and September 30, 1996

         Consolidated Statements of Income for the six month periods ended September 30, 1997 and September 30, 1996

         Consolidated Statements of Cash Flows for the six month periods ended September 30, 1997 and September 30, 1996

        Notes to Consolidated Financial Statements


                   RENTRAK CORPORATION
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                                                              UNAUDITED
                                                            September 30,      March 31,
                                                                1997             1997

CURRENT ASSETS:

    Cash and cash equivalents                                $   7,599,915     $ 10,167,169
    Accounts receivable, net of allowance for doubtful
       accounts of  $215,389 and $409,313                       16,434,079       16,434,566
    Advances to program suppliers                                2,664,687          492,844
    Inventory                                                    2,231,564        1,902,618
    Deferred tax asset                                             708,956        1,365,064
    Other current assets                                         4,491,424        2,901,964

    Total current assets                                        34,130,625       33,264,225

PROPERTY AND EQUIPMENT, net                                      1,889,923        2,006,556
INTANGIBLES, net                                                   331,214          171,509
OTHER INVESTMENTS, net                                             343,436          778,950
DEFERRED TAX ASSET                                               3,875,408        3,637,563
OTHER ASSETS                                                     4,443,891        3,189,192

          TOTAL ASSETS                                        $ 45,014,497     $ 43,047,995

The accompanying notes are an integral
part of these consolidated balance sheets.

RENTRAK CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                 UNAUDITED
                                                             September 30,        March 31,
                                                                      1997             1997

CURRENT LIABILITIES:
     Line of credit                                          $   5,000,000    $   5,000,000
     Accounts payable                                           21,383,503       17,160,492
     Accrued liabilities                                         1,084,275          613,669
     Accrued compensation                                          804,144        1,695,814
     Deferred revenue                                            1,477,473        2,672,849
     Net current liabilities of discontinued operations          4,585,373        4,633,114

          Total current liabilities                             34,334,768       31,775,938


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 11,054,568 shares
         at September 30, 1997 and  11,847,441 at
         March 31, 1997                                             11,055           11,847
     Capital in excess of par value                             44,711,299       47,931,165
     Net unrealized gain (loss) on investment securities            (5,154)         184,932
     Accumulated deficit                                       (32,937,709)     (35,452,729)
     Less - Deferred charge - warrants                          (1,099,762)      (1,403,158)

                                                                10,679,729       11,272,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 45,014,497     $ 43,047,995


The accompanying notes are an integral
part of these consolidated balance sheets.

             RENTRAK CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)
                                             Three Months Ended September 30,
                                                    1997               1996

REVENUES:
     PPT                                         $   27,158,459     $    29,962,381
     Other                                            1,690,052           5,442,310

                                                     28,848,511          35,404,691

OPERATING COSTS AND EXPENSES:
     Cost of sales                                   23,802,293          25,446,970
     Selling and administrative                       3,156,183           3,683,032

                                                     26,958,476          29,130,002

INCOME FROM OPERATIONS                                1,890,035           6,274,689

OTHER INCOME (EXPENSE):
     Interest income                                    128,325             112,054
     Interest expense                                                       (62,035)
     Other                                                                  110,000

                                                        128,325             160,019

INCOME BEFORE INCOME TAX PROVISION                    2,018,360           6,434,708

INCOME TAX PROVISION                                    814,472           2,458,775

NET INCOME                                      $     1,203,888    $      3,975,933

FULLY DILUTED EARNINGS PER COMMON
SHARE AND COMMON EQUIVALENT SHARE               $          0.10    $           0.26

SHARES USED IN PER SHARE CALCULATION                 14,106,887          16,323,636

The accompanying notes are an integral
part of these statements.

             RENTRAK CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)
                                             Six Months Ended September 30,
                                                   1997              1996
REVENUES:
     PPT                                          $56,169,975     $   52,611,077
     Other                                          3,293,087          6,556,724

                                                   59,463,062         59,167,801

OPERATING COSTS AND EXPENSES:
     Cost of sales                                 48,840,933         44,901,304
     Selling and administrative                     6,575,920          7,305,860

                                                   55,416,853         52,207,164

INCOME FROM OPERATIONS                              4,046,209          6,960,637

OTHER INCOME (EXPENSE):
     Interest income                                  251,176            285,675
     Interest expense                                  (5,000)          (181,950)
     Other                                                               318,875

                                                      246,176            422,600

INCOME BEFORE INCOME TAX PROVISION                  4,292,385          7,383,237

INCOME TAX PROVISION                                1,777,363          2,831,008

NET INCOME                                       $  2,515,022    $     4,552,229

FULLY DILUTED EARNINGS PER COMMON
SHARE AND COMMON EQUIVALENT SHARE                $       0.19    $          0.31

SHARES USED IN PER SHARE CALCULATION               14,931,978         16,300,423

The accompanying notes are an integral
part of these statements.

                   RENTRAK CORPORATION
                 STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                         Six Months Ended September 30,
                                                                 1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                              $      2,515,022    $      4,552,229
    Adjustments to reconcile income to
          net cash provided (used) in operations
    Gain on investment / asset sales                                                    (318,875)
    Depreciation                                                     373,382             506,755
    Amortization of intangibles                                       45,849              82,462
    Amortization of warrants                                         303,396             189,107
    Provision for doubtful accounts                                 (309,733)            (88,633)
    Retailer financing program reserves                             (300,000)           (344,911)
    Studio advance reserves                                          (17,852)           (112,612)
    Deferred income taxes                                            534,768             161,331
    Change in specific accounts:
        Accounts receivable                                         (389,780)           (406,401)
        Advance to program suppliers                              (2,153,991)            184,336
        Inventory                                                   (328,946)            244,712
        Other current assets                                        (589,460)          3,338,798
        Accounts payable                                           4,223,011          (6,012,410)
        Accrued liabilities & compensation                          (421,064)          1,237,883
        Deferred revenue                                          (1,195,376)           (567,989)
        Net current liabilities of discontinued operation            (47,741)

             Net cash provided by operations                       2,241,485           2,645,782

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (256,749)            (76,120)
    (Investments) reduction in retailer
          financing program                                         (750,000)          1,334,911
    Proceeds from sale of investment / assets                                            544,864
    (Purchase) reduction of other assets & intangibles              (581,332)            435,696

          Net cash provided (used) by investing activitie         (1,588,081)          2,239,351

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments under line of credit, net                                                (2,700,000)
    Repurchase of common stock                                    (2,998,877)
    Repurchase of Warrants                                          (250,000)
    Issuance of common stock                                          28,219               1,439

          Net cash used by financing activities                   (3,220,658)         (2,698,561)

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                              (2,567,254)          2,186,572

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                10,167,169           2,683,128

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $      7,599,915    $      4,869,700
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                          $          5,000    $        197,642
          Income taxes, net of refunds                             1,337,366            (314,228)
    NON-CASH TRANSACTIONS
          Increase (decrease) in net unrealized gain on
              investment securities                                 (190,086)           (521,734)
        Reduction of Warrants                                                            496,913
        Retailer Loan Program Investment through                               -
             conversion of accounts receivable                     1,196,856

The accompanying notes are an integral
part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and six month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 1998. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1997 Annual Report to Shareholders.

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


NOTE B:    Net Income Per Share

For the three and six month periods ended September 30, 1997 and September 30, 1996, net income per share is computed using the "modified" treasury stock method. Under this method, the number of shares is based on the weighted average number of shares outstanding and the assumed exercise of common stock equivalent options and warrants regardless of whether the market price of the common stock exceeded the exercise price of the options and warrants. In addition, contingent warrants were assumed to have been exercised. The number of treasury shares assumed to be purchased with the proceeds from the exercise of stock options and warrants is limited to 20 percent of the outstanding shares at period end. Proceeds from exercise of the options and warrants in excess of those used to purchase treasury shares were assumed to have been invested in government securities with the resultant net interest income, adjusted for appropriate tax effects, added to net income for purposes of calculating earnings per share.


NOTE C:     Major Suppliers

For the quarter ended September 30, 1997, the Company had one program supplier whose product generated 50 percent, a second that generated 21 percent, and a third that generated
an additional 11 percent of Rentrak revenues.   For the six
month period ended September 30, 1997, the Company had one program supplier whose product generated 52 percent, a second that generated 19 percent, and a third that generated an additional 13 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or six month periods ended September 30, 1997.

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



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


Results of Operations

Total revenue includes the following: application fees generated when retailers are approved for participation in the Pay Per Transaction ("PPT") system; order processing fees generated when prerecorded videocassettes ("Cassettes") are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; buy out fees when retailers purchase Cassettes at the end of the lease term; royalty payments from Rentrak Japan; and sales of Cassettes.

For the quarter ended September 30, 1997, total revenue decreased $6.6 million, or 18.5 percent to $28.8 million from $35.4 million in the quarter ended September 30, 1996. For the six month period ended September 30, 1997, total revenue increased $.3 million, or .5 percent, to $59.5 million from $59.2 million in the six month period ended September 30, 1996. During the quarter ended September 30, 1996, the Company received, and recognized in other revenue, $4.4 million in one-time royalty payments from Rentrak Japan. Excluding this one-time royalty payment in 1996, revenues for the quarter ended September 30, 1997 decreased $2.2 million from the same quarter of the previous year and revenues for the six month period ended September 30, 1997 increased $4.7 million from the same period in the prior year. In addition to the decrease in royalty revenue, the decrease in total revenue for the quarter ended September 30, 1997 and the decreases described in the following paragraph were primarily due to the decrease in the number and quality of titles released to the PPT System. During the six month period ended September 30, 1997, the increase in revenues was primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT System from the Company (the "Participating Retailers"); (ii) the quality of titles released to the PPT System; and (iii) the total number of Cassettes leased under the PPT System.

Cost of sales for the quarter ended September 30, 1997 decreased to $23.8 million from $25.4 million the prior year, a decrease of $1.6 million, or 6.5 percent. Cost of sales for the six month period ended September 30, 1997 rose to $48.8 million from $44.9 million the prior year, an increase of $3.9 million or 9 percent.

The gross profit margin decreased to 17.5 percent in the quarter ended September 30, 1997 from 18 percent the previous year, excluding the one-time royalty payment of $4.4 million. The gross profit margin was 18 percent in both the six month periods ended September 30, 1997 and September 30, 1996, excluding the one-time royalty payment of $4.4 million. Inclusion of the one-time royalty payment of $4.4 million resulted in a gross profit margin of 28 percent and 24 percent in the three and six month periods ended September 30, 1996, respectively.

Selling and administrative expenses were $3.2 million for the quarter ended September 30, 1997 compared to $3.7 million in the quarter ended September 30, 1996, a decrease of $.5 million, or 14 percent. Selling and administrative expenses were $6.6 million in the six month period ended September 30, 1997 compared to $7.3 million in the six month period ended September 30, 1996, a decrease of $0.7 million or 10 percent. These decreases were primarily due to the recovery of amounts which were loaned under the retailer loan program and which had been previously reserved. As a percentage of total revenue, selling and administrative expenses increased from 10 percent for the quarter ended September 30, 1996 to 11 percent for the quarter ended September 30, 1997. This increase is attributable to the one time royalty payment included in other revenue which had no impact on selling and administrative expenses. As a percentage of total revenue, selling and administrative expenses decreased from 12 percent for the six month period ended September 30, 1996 to 11 percent for the six month period ended September 30, 1997.

Other income (expense) was $0.1 million for the quarter ended September 30, 1997 and $0.2 million for the quarter ended September 30, 1996. Other income was $0.2 million in the six month period ended September 30, 1997 and $0.4 million in the six month period ended September 30, 1996, a decrease of $0.2 million. Other income in the six month period ended September 30, 1996 includes a gain of $0.3 million on the sale of corporate securities which includes the sale of 60 shares of Rentrak Japan stock for $100,000.

For the quarter ended September 30, 1997, the Company recorded a pre-tax profit of $2.0 million, or 7 percent of total revenue, compared to a pre-tax profit of $6.4 million, or 18 percent of total revenue in the quarter ended September 30, 1996. Excluding the one-time royalty payment from Rentrak Japan, the Company had a pre-tax profit of $1.9 million or 6 percent of total revenue for the quarter ended September 30, 1996. For the six month period ended September 30, 1997, the Company recorded a pre-tax profit of $4.3 million or 7 percent of total revenue, compared to a pre-tax profit of $7.4 million or 12 percent of total revenue for the six month period ended September 30, 1996. Excluding the one-time royalty payment from Rentrak Japan, the Company had a pre-tax profit of $2.9 million or 5 percent of total revenue for the six month period ended September 30, 1996. This increase, excluding the one-time royalty payment, is primarily due to a decrease in selling and administrative expenses and an increase in total revenue which resulted in increased gross margin dollars.

Included in the amounts above are the results from Other Subsidiaries which are comprised of other video retail and other operations. For the quarter ended September 30, 1997, Other Subsidiaries recorded pre-tax income of $0.2 million compared to $0.1 million for the quarter ended September 30, 1996. For the six month period ended September 30, 1997, Other Subsidiaries recorded pre-tax income of $0.4 million compared to $0.1 million for the six month period ended September 30, 1996.


Consolidated Balance Sheet

At September 30, 1997, total assets were $45.0 million, an increase of $2.0 million from the $43.0 million at March 31, 1997. At September 30, 1997, cash decreased $2.6 million to $7.6 million from $10.2 million at March 31, 1997. The decrease is primarily due to the increase in other assets such as advances to program suppliers and other long term assets and the repurchase of the Company's stock as described below.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and other liquid investments of $7.6 million, compared to $10.2 million at March 31, 1997. At September 30, 1997, the Company's current ratio (current assets/current liabilities) decreased to .99 from 1.05 at March 31, 1997.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $10 million or the sum of (a) 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1997. Interest is payable monthly at the bank's prime rate plus .5 percent (9.0 percent at September 30, 1997). The lender has an option to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants or has obtained waivers of noncompliance as of September 30, 1997. At March 31, 1997, the
Company had $5.0 million outstanding borrowings which were paid under this agreement in April, 1997. As of September 30, 1997, the Company had $5.0 million outstanding borrowings under this agreement which were repaid in October, 1997.

The Company has established a retailer financing program whereby the Company will provide, on a selective basis, financing to video retailers which the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT system for a designated period of time. Under these agreements, retailers are typically required to obtain some or all of their requirements of Cassettes offered under the PPT system or obtain a minimum amount of Cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of September 30, 1997, the Company had invested or loaned approximately $13.2 million in various retailers, including BlowOut Entertainment, Inc. (BlowOut) as described below . The investments individually range from $0.2 million to $6.1 million. Interest rates on the various loans range from the prime rate plus 1 percent to the prime rate plus 2 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer.
This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of September 30, 1997, a total of approximately $8.5 million had been reserved by the Company in connection with the retailer loan program.

As noted in the Company's 1997 Annual Report to Shareholders, the Company distributed to its Shareholders shares of common stock of BlowOut. The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements. Net current liabilities of discontinued operations include management's best estimates of the anticipated losses from discontinued operations through the final resolution of all contingencies related to the disposition of BlowOut. The estimates are based on an analysis of the costs which may be incurred to dispose of the entity. The amounts the Company will ultimately incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

BlowOut is essentially a start-up company requiring
additional financing if it is to continue its expansion
and to support operations of recently opened stores.
The Company is the principal creditor to BlowOut.  The
Company has agreed to guarantee up to $7 million of
indebtedness of BlowOut (Guarantee).  The Guarantee
expires for future borrowings on the earlier of (i)
December 31, 1997 or (ii) such time as the total
indebtedness of BlowOut subject to the Rentrak Guarantee
is equal to $7 million.  There can be no assurance that
the Company will not have to pay out under these
guarantees or provide other accommodations.   During the
term of the Rentrak Guarantee, and/or so long as any guarantee is thereunder outstanding, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Rentrak Guarantee. BlowOut has executed a $3 million note in favor of the Company which accrues interest at 9% per annum and is due in April 1999. At March 31, 1997, the total outstanding balance of the debt under such note, including accrued interest, was $3.5 million.

BlowOut has a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit
Facility bear interest at a fixed rate per annum equal to 13.98 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of September 30, 1997,
BlowOut had borrowed approximately $1.5 million under the Credit Facility.

BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80% of the Orderly
Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference
Rate plus 2.75 percent (11.25 percent as of September
30, 1997). The term of the Line of Credit is three years. The Company has agreed, under certain circumstances in the event of default under the Line of Credit, to repurchase BlowOut's Cassette inventory at specified amounts. As of September 30, 1997, BlowOut had borrowed approximately $3.0 million under the Line of Credit.

The Company's exposure related to adverse financial and operational developments at BlowOut is limited to its receivables from BlowOut [See Note 4 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders] and the obligations under the Guarantee [See Note 9 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders].

On November 26, 1996, the Board authorized the re-
purchase of up to two million shares of Common Stock in
open market and negotiated purchases.  During the
quarter ended September 30, 1997, the Company acquired
556,006 shares for an aggregate amount of approximately
$2,236,000.   During the six months ended September 30,
1997, the company acquired 813,600 shares for an aggregate amount of approximately $2,968,000. These purchases were funded through cash flows from operations.

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

       None

Item 3.  Defaults upon Senior Securities

       None

Item 4.  Submission of matters to a Vote of Security Holders

   On August 11, 1997, the Company conducted its Annual
Meeting of Shareholders. The matters voted on were as follows:

1.         Voting for Directors was as follows:

Nominees         For:         Percentage*   Withheld     Percentage
Herbert Fischer  8,220,113    95.12%        421,537      4.87%
James Jimirro    8,217,963    95.09%        423,687      4.90%
Bill LeVine      8,202,313    94.91%        439,337      5.08%

* Percentage of votes cast at the meeting or by Proxy.

2.          Proposal to Approve the 1997 Equity Participation
            Plan of Rentrak Corporation:

For:                   Against:                Abstain:
7,667,302              881,565                 92,783


Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

    Exhibit 10.1 - Employment Agreement of Marty Graham dated May 17, 1997.

    Exhibit 10.2 - Employment Agreement of Michael
    Lightbourne dated July 10, 1997.

    Exhibit 10.3 - Employment Agreement of Christopher
    Roberts dated October 27, 1997.

    Exhibit 10.4 - The 1997 Equity Participation Plan of
    Rentrak Corporation. (1)

    Exhibit 10.5 - The Amendment to the 1997 Non-Officer
    Employee Stock Option Plan of Rentrak Corporation. (2)

    Exhibit 10.6 - Rentrak Corporation Non-Qualified Stock
    Option Agreement.

    Exhibit 11 - Statement of Computation of per share earnings.

    Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K - None


(1)  Incorporated by referenced to the Company's Proxy
     Statement dated June 25, 1997  for the Company's 1997 Annual
     Meeting of Shareholders.

(2)  Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.



                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 31st day of October, 1997


RENTRAK CORPORATION:

s/s Carolyn A .Pihl

Carolyn A. Pihl
Chief Accounting Officer

Signing on behalf of the registrant