Form 10-Q
period 1997-12-31
RENTRAK CORP
filed 1998-02-09
CIK 800458

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: December
     31, 1997

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the Transition Period
     from                 to


Commission file number: 0-15159

                         RENTRAK CORPORATION
        (Exact name of registrant as specified in its charter)


OREGON                            93-0780536
State or other jurisdiction of    (IRS Employer
incorporation or organization)     Identification no.)

7700 NE Ambassador Place, Portland, Oregon  97220
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

As of January 26, 1998, the Registrant had 10,791,545 shares of
Common Stock outstanding.






                  PART I. FINANCIAL INFORMATION


    Item 1.  Financial Statements

    Consolidated Balance Sheets as of December 31, 1997 and
    March 31, 1997

    Consolidated Statements of Income for the three month periods ended December 31, 1997 and December 31, 1996

    Consolidated Statements of Income for the nine month periods ended December 31, 1997 and December 31, 1996

    Consolidated Statements of Cash Flows for the nine
    month periods ended December 31, 1997 and December 31,
    1996


                   RENTRAK CORPORATION
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                                                              UNAUDITED
                                                            December 31,       March 31,
                                                                1997             1997
CURRENT ASSETS:

    Cash and cash equivalents                                $   3,631,598     $ 10,167,169
    Accounts receivable, net of allowance for doubtful
       accounts of  $449,936 and $409,313                       20,577,127       16,434,566
    Advances to program suppliers                                1,938,029          492,844
    Inventory                                                    2,755,506        1,902,618
    Deferred tax asset                                             708,956        1,365,064
    Other current assets                                         4,144,406        2,901,964

    Total current assets                                        33,755,622       33,264,225

PROPERTY AND EQUIPMENT, net                                      1,863,451        2,006,556
OTHER INVESTMENTS, net                                             162,912          778,950
DEFERRED TAX ASSET                                               3,992,814        3,637,563
OTHER ASSETS                                                     5,955,423        3,360,701

          TOTAL ASSETS                                        $ 45,730,222     $ 43,047,995

          The accompanying notes are an integral
        part of these consolidated balance sheets.

                   RENTRAK CORPORATION
               CONSOLIDATED BALANCE SHEETS
           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              UNAUDITED
                                                              December 31,        March 31,
                                                                  1997               1997

CURRENT LIABILITIES:
     Line of credit                                          $   9,500,000    $   5,000,000
     Accounts payable                                           18,669,708       17,160,492
     Accrued liabilities                                           591,631          613,669
     Accrued compensation                                          835,116        1,695,814
     Deferred revenue                                            1,188,565        2,672,849
     Net current liabilities of discontinued operations          4,585,373        4,633,114

          Total current liabilities                             35,370,393       31,775,938


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 10,791,545 shares
         at December 31, 1997 and  11,847,441 at
         March 31, 1997                                             10,792           11,847
     Capital in excess of par value                             43,550,433       47,931,165
     Net unrealized gain (loss) on investment securities          (196,710)         184,932
     Accumulated deficit                                       (32,056,622)     (35,452,729)
     Less - Deferred charge - warrants                            (948,064)      (1,403,158)

                                                                10,359,829       11,272,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 45,730,222     $ 43,047,995


          The accompanying notes are an integral
        part of these consolidated balance sheets.

               RENTRAK CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME

                                                      (UNAUDITED)
                                                  Three Months Ended December 31,
                                                         1997                1996
REVENUES:
     PPT                                              $    25,748,233     $    24,527,761
     Other                                                  2,512,168           1,499,107

                                                           28,260,401          26,026,868

OPERATING COSTS AND EXPENSES:
     Cost of sales                                         22,924,964          20,914,570
     Selling and administrative                             4,073,497           4,459,985

                                                           26,998,461          25,374,555

INCOME FROM OPERATIONS                                      1,261,940             652,313

OTHER INCOME (EXPENSE):
     Interest income                                          307,455             237,026
     Interest expense                                         (66,694)               -

                                                              240,761             237,026

INCOME BEFORE INCOME TAX PROVISION                          1,502,701             889,339

INCOME TAX PROVISION                                          621,614             337,972

NET INCOME                                            $       881,087      $      551,367

EARNINGS PER SHARE:
     Basic                                            $          0.08      $         0.05
     Diluted                                          $          0.08      $         0.05


      The accompanying notes are an integral
            part of these statements.

               RENTRAK CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME

                                                     (UNAUDITED)
                                                  Nine Months Ended December 31,
                                                              1997               1996
REVENUES:
     PPT                                               $81,918,208     $   77,138,838
     Other                                               5,805,255          8,055,831

                                                        87,723,463         85,194,669

OPERATING COSTS AND EXPENSES:
     Cost of sales                                      71,765,897         65,815,874
     Selling and administrative                         10,649,419         11,765,845

                                                        82,415,316         77,581,719

INCOME FROM OPERATIONS                                   5,308,147          7,612,950

OTHER INCOME (EXPENSE):
     Interest income                                       558,631            522,701
     Interest expense                                      (71,694)          (181,950)
     Other                                                    -               318,875

                                                           486,937            659,626

INCOME BEFORE INCOME TAX PROVISION                       5,795,084          8,272,576

INCOME TAX PROVISION                                     2,398,977          3,168,980

NET INCOME                                            $  3,396,107        $ 5,103,596

EARNINGS PER SHARE:
     Basic                                            $       0.30        $      0.42
     Diluted                                          $       0.30        $      0.42


      The accompanying notes are an integral
            part of these statements.

                    RENTRAK CORPORATION
                  STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
                                                            Nine Months Ended December 31,
                                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                 $      3,396,107    $      5,103,596
    Adjustments to reconcile income to
          net cash provided (used) in operations
    Gain on investment / asset sales                                                       (309,852)
    Depreciation and Amortization                                       609,373             882,714
    Amortization of warrants                                            455,094             340,805
    Provision for doubtful accounts                                    (314,103)            (96,270)
    Retailer financing program reserves                                (300,000)           (288,708)
    Studio advance reserves                                             (17,852)           (138,855)
    Deferred income taxes                                               534,768             161,331
    Change in specific accounts:
        Accounts receivable                                          (4,725,314)           (125,658)
        Advances to program suppliers                                (1,427,333)            188,244
        Inventory                                                      (852,888)            (75,839)
        Other current assets                                            (45,586)          4,278,153
        Accounts payable                                              1,509,216          (7,056,400)
        Accrued liabilities & compensation                             (882,736)          1,852,465
        Deferred revenue                                             (1,484,284)            431,954
        Net current liabilities of discontinued operations              (47,741)           (272,249)

             Net cash provided (used) by operations                  (3,593,279)          4,875,431

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (397,387)         (1,200,085)
    (Investments) reduction in retailer
          financing program                                            (750,000)          1,728,708
    Proceeds from sale of investments / assets                                              536,410
    (Purchase) reduction of other assets & intangibles               (1,913,118)             42,139

          Net cash provided (used) by investing activities           (3,060,505)          1,107,172

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (Payments) under line of credit, net                   4,500,000          (2,700,000)
    Repurchase of common stock                                       (4,179,868)           (823,437)
    Repurchase of Warrants                                             (250,000)               -
    Issuance of common stock                                             48,081                -

          Net cash provided (used) by financing activities              118,213          (3,523,437)

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                 (6,535,571)          2,459,166

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                   10,167,169           2,683,128

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      3,631,598    $      5,142,294

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                             $         51,250   $         197,642
          Income taxes, net of refunds                                2,469,911            (314,228)
    NON-CASH TRANSACTIONS
          Increase (decrease) in net unrealized gain on
              investment securities                                    (381,642)            813,716
        Reduction of Warrants                                              -                496,913
        Retailer Loan Program Investment through
             conversion of accounts receivable                        1,196,856                -

         Decrease in net non-current assets of discontinued
             operations through reduction in equity                        -             11,122,512

         Decrease in net current liabilities of discontinued
               operations through increase in equity                       -             (3,063,649)

         Decrease in Notes Receivable affiliate through
               increase in other assets                                    -              2,800,000

           The accompanying notes are an integral
           part of these consolidated statements.


                         RENTRAK CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and nine month periods ended December 31, 1997 are not necessarily in dicative of the results to be expected for the entire fiscal year ending March 31, 1998. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1997 Annual Report to Shareholders.

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

Certain amounts in the prior period's Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE B:

    Net Income Per Share

                 3-Months Ended         9-Months Ended       3-Months Ended        9-Months Ended
                 December 31, 1997      December 31, 1997    December 31, 1996     December 31, 1996
                 Basic      Diluted     Basic     Diluted    Basic      Diluted    Basic      Diluted


Weighted average
number of shares
of common stock
outstanding      10,994,478 10,994,478 11,353,828 11,353,828 12,133,002 12,133,002 12,137,508 12,137,508

Dilutive effect
of exercise of
stock options             -    236,903          -    144,849          -     70,545          -     88,366

Weighted average
number of shares
of common stock
and common stock
equivalents      10,994,478 11,231,381 11,353,828 11,498,677 12,133,002 12,203,547 12,137,508 12,225,874



Net Income         $881,007   $881,007 $3,396,107 $3,396,107   $551,367   $551,367 $5,103,596 $5,103,596

Net Income per        $0.08      $0.08      $0.30      $0.30      $0.05      $0.05      $0.42      $0.42
Share

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options. In the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for the three and nine month periods ended December 31, 1996 were restated.

                         Three Months Ended       Nine Months Ended
Per Share Amounts         December 31, 1996       December 31, 1996
Primary EPS as                  $.05                    $.36
reported
Effect of SFAS No. 128             -                     .06
Basic EPS as Restated           $.05                    $.42

Fully Diluted EPS as            $.05                    $.36
reported
Effect of SFAS No. 128             -                     .06
Diluted EPS as                  $.05                    $.42
restated

NOTE C:     Major Suppliers

For the quarter ended December 31, 1997, the Company had one program supplier whose product generated 44 percent and a
second that generated 24  percent of Rentrak revenues.   For the
nine month period ended December 31, 1997, the Company had one program supplier whose product generated 49 percent, a second that generated 21 percent, and a third that generated an additional 12 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of Rentrak revenue for the three or nine month periods ended December 31, 1997.

For the quarter ended December 31, 1996, the Company had one program supplier whose product generated 47 percent, a second that generated 26 percent, and a third that generated an additional 10 percent of Rentrak revenues. For the nine month period ended December 31, 1996, the Company had one program supplier whose product generated 39 percent, a second that generated 26 percent and a third that generated an additional 14 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of Rentrak revenue for the three or nine month periods ended December 31, 1996.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding liquidity and capital resources constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements can be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, new technology, and the continued availability of Cassettes from Program Suppliers. Such factors are discussed in more detail in the Company's 1997 Annual Report to Shareholders.


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

For the quarter ended December 31, 1997, total revenue increased $2.3 million, or 8.8 percent, to $28.3 million from $26 million in the quarter ended December 31, 1996. For the nine month period ended December 31, 1997, total revenue increased $2.5 million, or 2.9 percent, to $87.7 million from $85.2 million in the nine month period ended December 31, 1996. During the quarter ended September 30, 1996, the Company received, and recognized in other revenue, $4.4 million in one-time royalty payments from Rentrak Japan. Excluding this one-time royalty payment in 1996, revenues for the nine month period ended December 31, 1997 increased $6.9 million from the same period in the prior year. The increase in total revenue for the three and nine month periods ended December 31, 1997 and the increases in cost of sales described in the following paragraph were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT System from the Company (the "Participating Retailers"); (ii) the quality of titles released to the PPT System; and (iii) the total number of Cassettes leased under the PPT System.

Cost of sales for the quarter ended December 31, 1997 increased to $22.9 million from $20.9 million in the prior year, an increase of $2.0 million, or 9.6 percent. Cost of sales for the nine month period ended December 31, 1997 rose to $71.8 million from $65.8 million the prior year, an increase of $6.0 million or
9.1 percent.

The gross profit margin decreased to 18.9 percent in the quarter ended December 31, 1997 from 19.6 percent the previous year. The gross profit margin was 18.2 and 18.5 percent in both the nine month periods ended December 31, 1997 and December 31, 1996, respectively, excluding the one-time royalty payment of $4.4 million. Inclusion of the one-time royalty payment resulted in a gross profit margin of 22.7 percent in the nine month period ended December 31, 1996

Selling and administrative expenses were $4.1 million for the quarter ended December 31, 1997 compared to $4.5 million in the quarter ended December 31, 1996, a decrease of $.4 million, or
8.9 percent. Selling and administrative expenses were $10.6 million in the nine month period ended December 31, 1997 compared to $11.8 million in the nine month period ended December 31,
1996, a decrease of $1.2 million or 10.2 percent.   As a
percentage of total revenue, selling and administrative expenses decreased from 17.1 percent for the quarter ended December 31, 1996 to 14.4 percent for the quarter ended December 31, 1997. The decrease in the three months ended December 31, 1997 is primarily due to accruals of costs at December 31, 1996 related to the move in December 1996 to a new corporate headquarters
building.   As a percentage of total revenue, selling and
administrative expenses decreased from 13.8 percent for the nine month period ended December 31, 1996 to 12.1 percent for the nine
month period ended December 31, 1997.   This decrease is
primarily due to the recovery of amounts which were loaned under the retailer loan program and which had been previously reserved and the reduction of compensation costs.

For the quarter ended December 31, 1997, the Company recorded a pre-tax profit of $1.5 million, or 5.3 percent of total revenue, compared to a pre-tax profit of $.9 million, or 3.4 percent of
total revenue in the quarter ended December 31, 1996.   For the
nine month period ended December 31, 1997, the Company recorded a pre-tax profit of $5.8 million or 6.6 percent of total revenue, compared to a pre-tax profit of $3.8 million or 4.7 percent of total revenue for the nine month period ended December 31, 1996, excluding the one-time royalty payment from Rentrak Japan. This increase, excluding the one-time royalty payment, is primarily due to a decrease in selling and administrative expenses and an increase in total revenue which resulted in increased gross margin dollars. Inclusion of the one-time royalty payment resulted in a pre-tax profit of $8.3 million or 9.7 percent of total revenue for the nine month period ended December 31, 1996.

Included in the amounts above are the results from Other Subsidiaries which are comprised of video retail and other operations. For the quarters ended December 31, 1997 and December 31, 1996, Other Subsidiaries recorded pre-tax income of
$0.2 million.   For the nine month period ended December 31,
1997, Other Subsidiaries recorded pre-tax income of $0.6 million compared to $0.3 million for the nine month period ended December 31, 1996.


Consolidated Balance Sheet

At December 31, 1997, total assets were $45.7 million, an increase of $2.7 million from the $43.0 million at March 31, 1997. At December 31, 1997, cash decreased $6.6 million to $3.6 million from $10.2 million at March 31, 1997. The decrease is primarily due to the increase in inventory, other assets such as advances to program suppliers and other current and long term assets and the repurchase of the Company's stock as described below.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and other liquid investments of $3.6 million, compared to $10.2 million at March 31, 1997. At December 31, 1997, the Company's current ratio (current assets/current liabilities) decreased to .95 from 1.05 at March 31, 1997.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $12.5 million or the sum of (a) 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999. Interest is payable monthly at the bank's prime rate (8.5 percent at December 31, 1997). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants or has obtained waivers of noncompliance as of December 31, 1997. At March 31, 1997, the Company had $5.0 million in outstanding borrowings which were paid under this agreement in April 1997. As of December 31, 1997, the Company had $9.5 million outstanding borrowings under this agreement; of which approximately $5.3 million has been repaid as of January 31, 1998.

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

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of December 31, 1997, the Company had invested or loaned approximately $13.3 million in various retailers, including BlowOut Entertainment, Inc. (BlowOut) as described below . The investments individually range from $0.2 million to $6.2 million. Interest rates per annum on the various loans range from the prime rate plus 1 percent to the prime rate plus 2 percent. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of December 31, 1997, a total of approximately $8.5 million had been reserved by the Company in connection with the retailer loan program.

As noted in the Company's 1997 Annual Report to Shareholders, in November 1996, the Company distributed to its Shareholders shares of common stock of BlowOut. The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements. Net current liabilities of discontinued operations include management's best estimates of the anticipated losses from discontinued operations through the final resolution of all contingencies related to the disposition of BlowOut. The estimates are based on an analysis of the costs which may be incurred to dispose of the entity. The amounts the Company will ultimately incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

BlowOut is an early stage company requiring additional financing if it is to continue its expansion and support its operations. The Company is the principle creditor to BlowOut. Pursuant to a Financing Agreement, the Company agreed to provide guarantees for up to $7 million of indebtedness of BlowOut (the Guarantee).

The obligations under this Guarantee are comprised of the following:

(a)BlowOut has a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year
   term.    Amounts outstanding under the Credit Facility bear
   interest at a fixed rate per annum equal to 13.98 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of December 31, 1997, BlowOut had borrowed approximately $1.7 million under the Credit Facility.

(b)BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Valued (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75 percent (11.25 percent as of December 31, 1997). The term of the Line of Credit is three years. The Company has agreed, pursuant to an Unconditional Repurchase Agreement, to purchase under certain circumstances in the event of default under the Line of Credit, BlowOut's cassette inventory at specified amounts up to a principal amount of $5 million. As of December 31, 1997, BlowOut had borrowed approximately $2.8 million under the Line of Credit.

There can be no assurance that the Company will not have to pay out under these guarantees or provide other accommodations. During the term of the Guarantee, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Guarantee. BlowOut has executed a $3 million note in favor of the Company which accrues interest at 9 percent per annum and is due in April 1999. At December 31, 1997, the total outstanding balance of the debt under such note, including accrued interest, was $3.5 million.

On November 26, 1996, the Board authorized the re-purchase of up to two million shares of Common Stock in open market and negotiated purchases. During the quarter ended December 31, 1997, the Company acquired 269,300 shares for an
aggregate amount of approximately $1,210,000.   During the
nine months ended December 31, 1997, the company acquired 1,082,900 shares for an aggregate amount of approximately $4,179,000. These purchases were funded through cash flows from operations.

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facility. These sources are expected to be sufficient to fund the Company's operations for the next twelve months.


                               PART II

Item 1.  Legal Proceedings.

           On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan Fair Corporation, sued the Company and two of its officers in relation to the Company's failed attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. The case is pending in the U.S. District Court for the Eastern District of Wisconsin. Plaintiff alleges breach of contract, fraud, misrepresentation, and violations of RICO (the Racketeer Influenced and Corrupt Organizations Act of 1970), and also asserts claims based on a promissory estoppel theory. The Company believes that all of the Plaintiff's claims are without merit and has recently filed a motion to dismiss all claims. The Company intends to continue to vigorously defend itself and its officers against the suit.

Item 2.  Changes in Securities

       None

Item 3.  Defaults upon Senior Securities

       None

Item 4.  Submission of matters to a Vote of Security Holders

       None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

     Exhibit 10.1 Rentrak Corporation Incentive Stock Option
     Agreement.

    Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K - None





                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of February, 1998


            RENTRAK CORPORATION:

            /s/ Carolyn A. Pihl

            Carolyn A. Pihl
            Chief Accounting Officer

            Signing on behalf of the registrant