Form 10-K
period 1998-03-31
RENTRAK CORP
filed 1998-06-26
CIK 800458

This filing
                             consists of 103 pages.
                             The Exhibit
                             Index is on Page 56.



                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10 - K

  X Annual Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934 for fiscal year ended March 31,
    1998 or

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

                       Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

As of June 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ was $43,577,022.

(Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 1, 1997.
Includes shares held by certain depository organizations.)

As of June 1, 1997, the Registrant had 11,006,224 shares of Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL
MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K



                         TABLE OF CONTENTS

                               PART I

    Item                                                    Page

    1.   Business                                           3


    2.   Properties                                         9


    3.   Legal Proceedings                                  9


    4.   Submission of Matters to a Vote of
          Security Holders                                 10

                              PART II

    5.   Market for the Registrant's Common Stock and
         Related                                            11
         Stockholder Matters


    6.   Selected Financial Data                            12


    7.   Management's Discussion and Analysis of Financial  13
         Conditions and Results of Operations


    8.   Financial Statements and Supplementary Data        22


    9.   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                22

                              PART III

    10.  Directors and Executive Officers
         of the Registrant                                  53


    11.  Executive Compensation                             53


    12.  Security Ownership of Certain Beneficial Owners     53
         and Management


    13.  Certain Relationships and Related Transactions     53


                              PART IV


    14.  Exhibits, Financial Statement Schedules and        54
         Reports on Form 8-K

                               PART I

    ITEM 1.  BUSINESS

    GENERAL

        The Company's primary business is the distribution of videocassettes to home video specialty stores and other retailers using its Pay Per Transaction system.

        In addition, prior to November 1996, the Company operated a number of "store within a store" retail video outlets which rented and sold videocassettes in Wal-Mart and K-Mart stores through its BlowOut Entertainment Inc., ("BlowOut") subsidiary. The Company also operated a number of retail stores which sold professional and collegiate licensed sports apparel merchandise through its Pro Image Inc., ("Pro Image") subsidiary, which were either closed or disposed of during the 1997 fiscal year.

        At March 31, 1996, the Company accounted for the operations of Pro Image and BlowOut as discontinued operations. Disposition of Pro Image and BlowOut occurred during the fiscal year ended March 31, 1997. [See Note 14 of the Notes to The Consolidated Financial Statements and See "Business/License Sports Apparel" and "Business/Video Retail".]


    PAY-PER-TRANSACTION

        The Company distributes pre-recorded videocassettes and other media ("Cassettes") principally to home video specialty stores through its Pay Per Transaction revenue sharing system (the "PPT System"). The PPT System enables home video specialty stores and other retailers, including grocery stores and convenience stores, that rent Cassettes to consumers ("Retailers") to obtain Cassettes at a significantly lower initial cost than if they purchased the Cassettes from traditional video distributors.

        Under traditional distribution, a motion picture studio, licensee, or other owner of the rights to certain video programming ("Program Suppliers") sells Cassettes to a distributor for an average price of approximately $64. The distributor then sells Cassettes to a Retailer for an average price of approximately $70. The Retailer then rents Cassettes to the consumer at an average price of $2.50 and retains all of the rental revenue. Under the PPT System, after the Retailer pays an application fee (the "Application Fee") to the Company and is approved for participation in the PPT System, Cassettes are leased to the Retailer for an initial fee (the "Order Processing Fee" formerly referred to as the "Handling Fee") plus a percentage of revenues generated by the Retailers from rentals to consumers (the "Transaction Fee"). The Company retains a portion of each Order Processing Fee and Transaction Fee and remits the remainder to the appropriate Program Suppliers that hold the distribution rights to the Cassettes. The expected benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The expected benefit to the Program Supplier is an increase in the total number of Cassettes shipped, resulting in increased revenues and opportunity for profit. The expected benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System ("Participating Retailers").

        The Company markets its PPT System throughout the United States and Canada. The Company also owns a ten percent interest in Rentrak Japan, K.K. ("Rentrak
    Japan"), a Japanese corporation which markets a similar service to video retailers in Japan.

        In February 1998, the Company entered into a shareholders agreement and a PPT agreement with Columbus Holdings Limited and Rentrak UK Limited to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The Company owns 25 percent of Rentrak UK. Rentrak UK did not commence distribution prior to the end of the 1998 fiscal year.

        The Company currently offers substantially all of the titles of a number of Program Suppliers, including Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation, and Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company. The Company's arrangements with Program Suppliers are of varying duration, scope and formality. In some cases, the Company has obtained Cassettes pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to the Company for the PPT System. Many of the Company's agreements with Program Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice. There can be no assurance that any of the Program Suppliers will continue to distribute Cassettes through the PPT System, continue to have available for distribution titles which the Company can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers to the Company, there can be no assurance that they will be made available on terms
    acceptable to the Company.   During the last three
    years, the Company has not experienced any material difficulty acquiring suitable Cassettes for the Company's markets on acceptable terms and conditions from Program Suppliers that have agreed to provide the same to the Company. The Company has one Program Supplier that supplied product that generated 48 percent, a second that generated 17 percent, and a third that generated 15 percent of Rentrak revenues for the year ended March 31, 1998. There were no other Program Suppliers who provided product that generated more than 10 percent of revenues for the year ended March 31, 1998.

        Certain Program Suppliers have requested, and the Company has provided, financial or performance commitments from the Company, including advances, warrants, letters of credit or guarantees, as a condition of obtaining certain titles. The Company has provided such commitments primarily to induce Program Suppliers to begin participating in the PPT System and to demonstrate its financial benefits. The Company determines whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier's success with such titles prior to home video distribution and the Company's assessment of expected success in home rental distribution. The Company intends to continue this practice of providing such commitments and there can be no assurance that this practice will not in the future result in losses which may be material.

        One customer, Hollywood Entertainment Corporation, accounted for 11 percent of the Company's revenues in 1998. [See "Legal Proceedings"]


    Distribution of Cassettes

        The Company's proprietary Rentrak Profit Maker Software (the "RPM Software") allows Participating Retailers to order Cassettes through their Point of Sale ("POS") system software and provides the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface. To further assist the Participating Retailers in ordering, the Company also produces a monthly product catalogue called "Ontrak."

        To be competitive, Retailers must be able to rent their Cassettes on the "street date" announced by the Program Supplier for the title. The Company distributes its Cassettes via overnight air courier to assure delivery to Participating Retailers on the street date. The freight costs of such distribution comprise a portion of the Company's cost of sales.


    Computer Operations

        To participate in the Company's PPT System,
    Retailers must install Rentrak approved computer software and hardware to process all of their rental and sale transactions. Participating Retailers are required to use one of the POS software vendors approved by the Company as conforming to the Company's specifications. The Company's RPM Software resides on the Retailer's POS computer system and transmits a record of PPT transactions to the Company over a telecommunications network. The RPM Software also assists the Retailer in ordering newly released titles and in managing the inventory of Cassettes.

        The Company's computer processes these transactions and prepares reports for Program Suppliers and Retailers. In addition, it determines variations from statistical norms for potential audit action. The
    Company's computer also transmits information on new titles and confirms orders made to the RPM Software at the Retailer location.

     Year 2000

          Many computer software programs, as well as hardware with embedded software, use a two-digit date field to track and refer to any given year. After, and in some cases prior to, January 1, 2000, these software and hardware systems may interpret the year "00" as "1900," which will cause them to perform faulty calculations or shut down altogether. To the extent that this "Year 2000" problem is present in the Company's internal software and hardware systems, or those of its suppliers or customers, there could be material disruptions in such important functions as the ordering and delivery of Cassettes, the reporting and tracking of Cassette rental and sale transactions, and billing and payment systems. Such difficulties could result in a number of adverse consequences, including but not limited to delayed or lost revenue, diversion of resources, damages to the Company's reputation, increased administrative and processing costs, and liability to suppliers or customers. Any one or a combination of such consequences could have a material adverse effect on the Company's business, operating results, and financial condition.

          Accordingly, the Company began assessing the scope of the Year 2000 problem both internally and among its suppliers and customers as far back as March 1997, and began implementing remedial measures soon thereafter. The Company is conducting extensive tests of all software and hardware systems used internally in the Company's business to determine whether they are Year 2000 compliant. The Company has and will continue to modify or replace those systems as necessary, and the cost of such remedial measures is not expected to be material. The Company's internal assessment, testing, and remediation program is expected to be completed by December 31, 1998. Although the Company believes that these corrective measures will adequately address the Year 2000 problem, there can be no assurance that every Year 2000 problem will be discovered and addressed, or that every remedial measure will be effective. To the extent that Year 2000 problems persist, the Company could experience the adverse consequences described above, some or all of which could be material.

          The Company has initiated formal communications with its POS system software vendors, and certain of the Company's larger individual customers that have developed their own POS system software, to determine the extent to which their software and hardware systems are Year 2000 compliant. In addition, the Company has completed the required programming of the Company's proprietary Rentrak Profit Maker ("RPM") software and is taking steps to have this upgrade installed on its customers' computer systems. The Company has also initiated formal contact with the vendors involved in the Cassette distribution process to determine whether the Year 2000 problem may adversely affect the Company's ability to timely deliver Cassettes to its customers. The Company has and will continue to work with all of its vendors, suppliers, and customers to resolve any potential Year 2000 problems. As a follow-up measure, the Company plans to evaluate and test the software of its POS vendors and test communications with its customers by March 31, 1999, to determine which are in fact Year 2000 compliant. The Company does not expect the cost of its assessments, corrective measures, and testing to be material. However, the Company has no direct control over these third parties and cannot provide any assurance that such third party software and hardware systems will be timely converted. The failure of certain individual vendors, suppliers, and customers, or a combination of vendors, suppliers, and customers, to make their systems Year 2000 compliant could have a material adverse effect on the Company's performance.


    Retailer Auditing

        From time to time, the Company audits Participating Retailers in order to verify that they are reporting all rentals and sales of Cassettes on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers that vary from the Company's statistical norms. Depending upon the results of the Company's analysis of the reports, the Company may conduct an in-store audit. Audits are conducted with and without notice and any refusal to allow such an audit is cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit penalties, immediate removal from the PPT System and/or repossession of all leased Cassettes.


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


    Retailer Financing Program

        The Company has established a Retailer financing program whereby, on a selective basis, the Company will provide financing to Participating Retailers that the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan and/or equity investment in the Participating Retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the Participating Retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5 - 20 years). Under these agreements, Retailers are typically required to obtain all of their requirements of Cassettes offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the Participating Retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the Retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given. The Board of Directors has authorized the Company to make loans and or investments such that the total amount of outstanding loans and investments is $18,000,000 or less. As of May 1998, the Company has invested or loaned approximately $14,200,000 in various video Retailers. [See Note 4 of the Notes to the Consolidated Financial Statements.]

        As of March 31, 1998, the Company had approximately
    $14,200,000 in loans and investments outstanding under the program and reserves of approximately $9,400,000 of the total original loan or investment amount. As of March 31, 1997, the Company had invested or loaned approximately $13,100,000 under the program and had provided reserves of approximately $10,300,000.

    Competition

          The Cassette distribution business is a highly competitive industry that is rapidly changing. The traditional, and still dominant, method of distributing Cassettes to Retailers is through purchase transactions; i.e., a Retailer purchases Cassettes from a distributor and then offers the Cassettes for rental or sale to the general public. As described in greater detail above (see "Pay-Per-Transaction"), the Company's PPT System offers Retailers an alternative method of obtaining Cassettes. Accordingly, the Company has long faced intense competition from all of the traditional distributors, including Ingram Entertainment, Inc. ("Ingram"), Major Video Concepts, Inc. ("Major Video"), Baker and Taylor, Inc. ("Baker and Taylor"), and Video One Canada, Ltd. ("Video One"). These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than the Company.

          In recent months, there have been indications of a shift in the industry towards a revenue sharing model, as certain traditional distributors have taken steps to offer Cassettes to Retailers on a revenue sharing basis. For example, several traditional distributors have executed licensing agreements with Supercomm, Inc. ("Supercomm"), a wholly-owned subsidiary of The Walt Disney Company, to market and distribute Supercomm's revenue sharing software. Several traditional distributors have also executed revenue sharing agreements with motion picture studios ("Studios"). Two such Studios, citing the Company's exclusive agreements with certain Retailers, have announced their intention to offer their product on a revenue sharing basis only through traditional distributors. Several traditional distributors have also entered into licensing agreements with the Company to distribute Cassettes to Retailers through the PPT System.

          The Company also competes with Supercomm, which distributes Cassettes through a revenue sharing system similar in concept to the Company's PPT System. Historically, the competition between Supercomm and the Company has centered on the distribution of Cassettes to supermarkets and similar retail businesses. However, Supercomm's new business relationship with several traditional distributors suggests that Supercomm intends to expand its business beyond the supermarket industry.

          The Company also faces direct competition from the Studios. Beginning in 1997, several major Studios offered retailers discounted pricing if such retailers substantially increased the quantity of cassettes purchased. Some major Studios have offered Cassettes to retailers on a lease basis. In addition, all major Studios sell Cassettes directly to major retailers including Blockbuster Entertainment, Inc. ("Blockbuster"), the world's largest chain of home video specialty stores. It appears that five major Studios have executed direct revenue sharing agreements with Blockbuster and that several Studios have executed direct revenue sharing agreements with Hollywood Entertainment, Inc. ("Hollywood"), the world's second largest chain of home video specialty stores. It is not yet clear whether the Studios will execute direct revenue sharing agreements with other Retailers.

          The Studios also compete with the Company by releasing certain Cassette titles on a "sell-through" basis; i.e., they bypass the traditional rental period by selling the Cassettes directly to consumers at a price of approximately $20 to $30. To date, such "sell-through" distribution has generally been limited to certain newly released hit titles with wide general family appeal. However, because the Company's business is partially dependent upon the existence of a rental period, a shift toward such "sell-through" distribution, particularly with respect to popular titles, could have a material adverse effect on the Company's business.

          The Company also competes with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following:
     (1) direct broadcast satellite transmission systems; (2) traditional cable television systems; and (3) pay-per-view cable television systems. Each of these distribution methods employs digital compression techniques to increase the number of channels available to consumers and, therefore, the number of movies that may be transmitted. Technological improvements in this distribution method, particularly "video-on-demand," may make this option more attractive to consumers and thereby materially diminish the demand for Cassette rentals. Such a consequence could have a material adverse effect on the Company's business.



    Foreign Operations

        On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co., Ltd. ("CCC"), a Japanese corporation, which is Japan's largest video specialty retailer. CCC believes it represents over ten (10%) percent of the retail video rental market in Japan. Pursuant to the agreement, the parties formed Rentrak Japan, a corporation, which is presently owned 10 percent by the Company and 90 percent by CCC's shareholder, Tsutaya Shoten Co., Ltd. Rentrak Japan was formed to implement the Company's PPT Program in Japan, with future expansion to The Philippines, Singapore, Taiwan, Hong Kong, South Korea, North Korea, China, Thailand, Indonesia, Malaysia and Vietnam. The Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements. On August 6, 1992, the Company entered into an expanded definitive agreement with CCC to develop Rentrak's PPT Program in certain markets throughout the world.

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

        In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited, and Rentrak UK Limited (Rentrak UK) to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. Rentrak UK is a joint venture between the Company, which owns 25 percent, Columbus Holdings Limited, which owns two-thirds of the venture and Rentrak Japan, which owns 8.3 percent. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK or non-delivery by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67 percent of Rentrak UK's gross revenues from any and all sources.


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

    Employees

        As of March 31, 1998, including all subsidiaries, the Company employs 199 full-time employees. The
    Company considers its relations with its employees to be good.
    LICENSED SPORTS APPAREL

        During fiscal year 1997, the Company disposed of substantially all the net assets of Pro Image Inc. (Pro
    Image) through either sale or closure of the stores.
    [See Note 14 of the Notes to the Consolidated Financial
    Statements.]


    VIDEO RETAIL

        On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the "BlowOut Common Stock") of BlowOut pursuant to a Reorganization and Distribution Agreement ("Distribution Agreement") dated as of November 11, 1996, between the Company and BlowOut. Pursuant to the Distribution Agreement, each holder of common stock of the Company received one share of BlowOut Common Stock for every 8.34 shares of the Company common stock owned of record held by such holder on November 18, 1996. The distributed shares of BlowOut Common Stock represented approximately 60% of the outstanding shares of BlowOut Common Stock. Following the distribution the Company continues to own 9.9 percent of the outstanding BlowOut Common Stock. [See Note 14 of the Notes to the Consolidated Financial Statements.]

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

        In April 1998, the Company filed a complaint (the "Hollywood Complaint") against Hollywood Entertainment, Inc. ("Hollywood"), entitled Rentrak Corporation v. Hollywood Entertainment et al., case no. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. In the Hollywood Complaint, the Company alleges that Hollywood breached and is continuing to breach its contractual obligation to acquire all of its leased videocassettes exclusively from the Company. The Company also alleges that Hollywood committed certain audit violations including breaching its contractual obligation to fully and accurately report all sales of the Company's videocassettes and to pay the appropriate fees to the Company in connection with such sales. The Company is seeking monetary damages in the amount of $180,264,576 and injunctive relief for Hollywood's alleged violations of the exclusivity obligation. On June 16, 1998, Hollywood responded to the Hollywood Complaint denying Rentrak's allegations and asserting a claim for attorney's fees. The Company has suspended the ordering privilege of Hollywood on account of its breach of the PPT Agreement and Hollywood has served Rentrak notice attempting to terminate its PPT Agreement with Rentrak.

        In June 1998, Video Update, Inc. ("Video Update") filed a complaint (the "Video Update Complaint") against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleges various violations of the antitrust laws. Specifically, Video Update alleges that the Company has attempted to monopolize the market for videocassettes leased to retail video stores in violation of Section 2 of the Sherman Act. Video Update further alleges that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violates Section 1 of the Sherman Act and Section 3 of the Clayton Act. Video Update is seeking unspecified monetary relief, including treble damages and attorneys' fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. The Company believes the Complaint filed by Video Update lacks merit and intends to vigorously defend against the allegations in the Complaint. The Company has filed a motion to dismiss or transfer pursuant to the Federal Rule of Civil Procedure 12(B)(3) or alternatively to transfer pursuant to 28 U.S.C. Section 14.04.

        The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company as a whole.


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


                              PART II


    ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

        The Company's common stock, $.001 par value, is traded on the Nasdaq National Market, where its prices
    are quoted under the symbol "RENT".   As of June 1, 1998
    there were approximately 375 holders of record of the Company's common stock. On June 1, 1998, the closing sales price of the Company's common stock as quoted on the Nasdaq National Market was $5.438.

         The following table sets forth the reported high and low sales prices of the Company's common stock for the period indicated as regularly quoted on the Nasdaq National Market. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      QUARTER ENDED      HIGH                 LOW
     JUNE 30, 1996       $5.625               $4.250
     SEPTEMBER 30, 1996  $4.875               $3.844
     DECEMBER 31, 1996   $4.375               $3.125
     MARCH 31, 1997      $3.500               $2.625
     JUNE 30, 1997       $3.938               $3.875
     SEPTEMBER 30, 1997  $4.406               $4.375
     DECEMBER 31, 1997   $4.500               $4.000
     MARCH 31, 1998      $10.063              $9.500

    DIVIDENDS:

      Holders of the Company's common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and subject to the dividend restrictions in the Company's bank credit agreement described in Note 5 of the Notes to the Consolidated Financial Statements.

      No cash dividends have been paid or declared during the last five fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of the Company's business. The Company's bank credit agreement limits the payment of dividends in the Company's stock. The
    Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
                                                 (In Thousands, Except Per Share Amounts)
                                                 Year Ended March 31,
                                                   1998      1997      1996      1995      1994

Statement of Operations Data
  Net revenues:
     Application fees                                 $383      $354      $551    $1,114    $1,662
    Order processing fees                           25,313    22,720    25,716    18,052    13,712
    Transaction fees                                78,671    70,467    70,187    49,904    40,967
    Sell-through                                     9,383    11,101    10,601     8,923     5,665
    Other                                            9,001    11,634     6,211     6,555     1,955
International operations                                 0         0         0         0       116
    Total net revenues                             122,751   116,276   113,266    84,548    64,077
    Cost of sales                                  100,974    90,882    95,168    66,375    49,697
    Gross profit                                    21,777    25,394    18,098    18,173    14,380

    Selling and administrative expense              14,572    16,160    20,860    15,527    14,008
    Suspension of European operations                    0         0         0         0       901
Other income                                           652       999       681     3,522       538
Income (loss) from continuing operations before
          benefit (provision) for income taxes and
              minority partner interests             7,857    10,233    (2,081)    6,168         9

     Income tax benefit (provision)                 (3,199)   (3,950)      595      (768)      764

    Income (loss) from continuing operations before
        minority partner interests and discontinued
           operations                                4,658     6,283    (1,486)    5,400       773
      Losses attributable to minority partner
         interests                                       0         0         0         0       131

      Income (loss) from continuing operations before
          discontinued operations                    4,658     6,283    (1,486)    5,400       904
      Discontinued Operations:  (1)
          Loss from operations of discontinued subsidiaries
             less applicable income tax provision        0         0   (18,700)     (287)      (91)
         Loss on disposal of subsidiaries                0         0   (12,100)        0         0


      Net income (loss)                             $4,658    $6,283  ($32,286)   $5,113      $813


      Diluted income (loss) per share
          Continuing operations                      $0.41     $0.52    ($0.13)    $0.47     $0.08
          Discontinued operations                     0.00      0.00     (2.62)    (0.03)     0.00
      Net income (loss)                              $0.41     $0.52    ($2.75)    $0.44     $0.08

      Common shares and common share equivalents
          outstanding                               11,445    12,076    11,755    11,548    10,133


                                                      1998      1997      1996      1995      1994
Balance Sheet Data (2)
      Working Capital                               $1,062    $1,488  ($12,579)  $12,897   $16,155
     Total Assets                                   51,609    43,048    56,252    64,818    44,620
     Long-term Debt                                      0         0         0         0         0
     Stockholders' Equity                           13,254    11,272    14,404    40,292    29,523

      (1) Discontinued Operations includes the operations of Pro Image and BlowOut. Acquisitions were made by ProImage and BlowOut during 1995 and 1996, therefore comparisons between years are not meaningful. See acquisitions Note 8 and discontinued operations
           Note 14 of the Notes to the Consolidated Financial Statements.
      (2) The 1995 and prior balance sheets have not been restated for discontinued operations.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Forward Looking Statements

    Certain Information included in the Annual Report on Form 10-K (including Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the PPT System successfully, the financial stability of the Participating Retailers and their performance of their obligations under the PPT System, non-renewal of line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, the ability of the Company and its suppliers and customers to address potential Year 2000 problems, and the continued availability of Cassettes from Program Suppliers. Section 1 (Business) of this Annual Report on Form 10-K further describes certain of these factors.


    Results of Operations

    As discussed in the Notes to the Consolidated Financial Statements, the Company discontinued the operations of Pro Image and BlowOut in the fiscal year ended March 31, 1998. Accordingly the previous years' statements of operations have been restated to reflect these entities as discontinued.

For a more meaningful analysis, results are presented for three groups of operations: Continuing Operations which is comprised primarily of Domestic PPT Operations, including Canada PPT Operations; Discontinued Operations of Pro Image; and Discontinued Operations of BlowOut. The following table(s) breaks out these groups for the years ended March 31, 1998, 1997 and 1996. All significant inter-company transactions have been eliminated except for those transactions between continuing and discontinued operations which are expected to continue in the future after disposition of the entities. This analysis is to be read in conjunction with the Company's Consolidated Financial Statements.



             RENTRAK CORPORATION
          STATEMENTS OF OPERATIONS
 For The Years Ended March 31, 1998, 1997 and 1996

                                                   1998            1997            1996

REVENUES                                        $122,751,046    $116,275,503    $113,266,320
OPERATING COSTS AND EXPENSES
   Cost of sales                                 100,974,140      90,881,674      95,167,529
   Selling and administrative                     14,571,789      16,159,729      20,859,923
                                                 115,545,929     107,041,403     116,027,452

INCOME (LOSS) FROM OPERATIONS                      7,205,117       9,234,100      (2,761,132)

Other income                                         652,381         999,068         680,671

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  7,857,498      10,233,168      (2,080,461)

Income tax (provision) benefit                    (3,199,032)     (3,950,003)        594,792
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                      4,658,466       6,283,165      (1,485,669)

DISCONTINUED OPERATIONS
   Income (loss) from operations of
     discontinued subsidiaries, net of income-               -                   (18,700,000)
   Loss on disposal of discontinued subsidiar-               -                   (12,100,000)
NET INCOME (LOSS)                                 $4,658,466      $6,283,165    ($32,285,669)




             RENTRAK CORPORATION
          STATEMENTS OF OPERATIONS
 For The Years Ended March 31, 1998, 1997 And 1996

                                                1998       1997         1996

DISCONTINUED OPERATIONS - PRO IMAGE

REVENUES                                             $0         $0   $39,131,760
OPERATING COSTS AND EXPENSES
  Cost of sales                                      $0         $0   $24,325,523
  Selling and administrative                         $0         $0   $19,383,052
  Other expense - write-off of intangible ass        $0         $0    $9,179,239

LOSS FROM OPERATIONS                                 $0         $0  ($13,756,054)

Other expense                                        $0         $0     ($242,299)

LOSS BEFORE INCOME TAXES                             $0         $0  ($13,998,353)

DISCONTINUED OPERATIONS - BLOWOUT ENTERTAINMENT

REVENUES                                             $0         $0   $17,466,804
OPERATING COSTS AND EXPENSES
  Cost of sales                                      $0         $0   $13,961,420
  Selling and administrative                         $0         $0   $10,074,040

LOSS FROM OPERATIONS                                 $0         $0  ($96,568,656)

Other expense                                        $0         $0     ($689,103)

LOSS BEFORE INCOME TAXES                             $0         $0   ($7,257,759)

DISCONTINUED OPERATIONS - COMBINED
  PRO IMAGE & BLOWOUT ENTERTAINMENT
REVENUES                                             $0         $0   $56,598,564
OPERATING COSTS AND EXPENSES
  Cost of sales                                      $0         $0   $38,286,943
  Selling and administrative                         $0         $0   $29,457,092
  Other expense - write-off of Intangible ass        $0         $0    $9,179,239

LOSS FROM OPERATIONS                                 $0         $0  ($20,324,710)

Other expense                                        $0         $0     ($931,402)

LOSS BEFORE INCOME TAXES                             $0         $0  ($21,256,112)

INCOME TAX BENEFIT                                   $0         $0    $2,556,112

NET LOSS                                             $0         $0  ($18,700,000)

    Fiscal 1998 Compared to Fiscal 1997

    Continuing Operations - Domestic PPT Operations and Other
    Continuing Subsidiaries

      For the year ended March 31, 1998, total revenue increased $6.5 million, or 6 percent, rising to $122.8 million from $116.3 million in the prior year. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when prerecorded videocassettes ("Cassettes") are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan; and sale of videocassettes.

      The increase in total revenue and the changes described in the following paragraphs were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT System from the Company (the "Participating Retailers"); (ii) the number of titles released to the PPT System and (iii) the total number of Cassettes shipped under the PPT System.

      In fiscal 1998, application-fee revenue remained unchanged from the prior year at $0.4 million. During the year, order processing-fee revenue increased to $25.3 million from $22.7 million in fiscal 1997, an increase of $2.6 million, or 11 percent. Transaction-fee revenue totaled $78.7 million, an increase of $8.2 million, or 12 percent, from $70.5 million the previous year. Sell-through revenue was $9.4 million in fiscal 1998 as compared to $11.1 million in fiscal 1997, a decrease of $1.7 million, or 15 percent.

      Royalty revenue from Rentrak Japan decreased to $1.1 million during fiscal 1998 from $5.5 million the previous year. This decrease was due to a one-time royalty payment from Rentrak Japan of $4.4 million in August 1996.

      Cost of sales in fiscal 1998 increased to $101 million from $90.9 million the prior year, an increase of $10.1 million, or 11 percent. The increase is primarily due to the increase in revenue noted above. In fiscal 1998, the gross profit margin decreased to 18 percent from 19 percent the previous year, excluding the one-time royalty payment from Rentrak Japan. The gross profit margin in fiscal 1997, including the one-time royalty payment from Rentrak Japan, was 22 percent.

      Selling, general and administrative expenses were $14.6 million in fiscal 1998 compared to $16.2 million in fiscal 1997. This decrease of $1.6 million, or 10 percent, was primarily due to collection of amounts in 1998 which were previously reserved at March 31, 1997. As a percentage of total revenue, selling, general and administrative expenses was 12 percent in fiscal 1998 as compared to 14 percent the previous year.

      Other income decreased from $1.0 million in fiscal 1997
    to $0.7 million for fiscal 1998, a decrease of $0.3 million.

      For the year ended March 31, 1998, the Company recorded pre-tax income of $7.9 million, or 6 percent of total revenue, compared to $5.7 million, or 5 percent of total revenue excluding the one-time royalty from Rentrak Japan in fiscal 1997. This increase is due to the increase in margin dollars due to increased revenue and the decrease in selling, general and administrative expenses as noted above. Pre tax income, including the one-time royalty payment from Rentrak Japan, was $10.2 million or 9 percent of total revenue in 1997.

      Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of certain retail operations. Total revenue from Other Subsidiaries increased to $6.5 million in fiscal 1998 from $5.0 million in fiscal 1997, an increase of $1.5 million, or 30 percent. Cost of sales was $3.3 million, an increase of $0.2 million over the $3.1 million recorded in fiscal 1997. Selling, general and administrative expenses increased to $1.9 million in fiscal 1998 from $1.8 million in fiscal 1997, an increase of $0.1 million. As a percentage of total revenue, selling, general and administrative expenses decreased to 29 percent at year-end from 36 percent a year earlier.

      For the year ended March 31, 1998, Other Subsidiaries recorded pre-tax income of $0.7 million, or 10 percent of total revenue. This compares with pre-tax income of $0.2 million, or 3 percent of total revenue, in fiscal 1997.


    Consolidated Balance Sheet

      At March 31, 1998, total assets were $51.6 million, an increase of $8.6 million from the $43.0 million of a year earlier. A substantial portion of the increase was due to the $7.9 million increase in accounts receivable. This increase is primarily due to the increase in the number of retailers participating on the PPT System.

      Net current liabilities of BlowOut at March 31, 1998 and 1997 of approximately $4.6 million and $4.4 million, respectively represent amounts reserved for contingencies not yet settled as of March 31, 1998.


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

      In fiscal 1997, application-fee revenue decreased to $0.4 million from $0.6 million in fiscal 1996, a decline of $0.2 million, or 33 percent. The decrease was due to a reduction in the amount of application fees charged.
    During the year, order processing-fee revenue fell to $22.7 million from $25.7 million in fiscal 1996, a decrease of $3.0 million, or 12 percent. Transaction-fee revenue totaled $70.5 million, an increase of $0.3 million, or less than 1 percent, from $70.2 million the previous year. Sell-through revenue was $11.1 million in fiscal 1997 as compared to $10.6 million in fiscal 1996, an increase of $0.5 million, or 5 percent.

      Royalty revenue from Rentrak Japan increased to $5.5 million during fiscal 1997 from $1.1 million the previous year. This increase was due to a one-time royalty payment from Rentrak Japan of $4.4 million in August 1996.

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

      Selling, general and administrative expenses were $16.2 million in fiscal 1997 compared to $20.9 million in fiscal 1996. This decrease of $4.7 million, or 23 percent, was primarily due to the following one time charges in fiscal 1996: An increase of approximately $1.4 million in other reserves against assets; and $1.5 million in advertising co-op allowances in excess of amounts received from Program Suppliers. Also, the reserves against loans and investments in retailers were approximately $2.3 million
    higher in fiscal 1996.   As a percentage of total revenue,
    selling, general and administrative expenses was 14 percent in fiscal 1997 as compared to 18 percent the previous year.

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

      Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of a software development company and other video retail operations. The operations of the software development company, which were immaterial, were curtailed in fiscal 1996. Total revenue from Other Subsidiaries decreased to $5.0 million in fiscal 1997 from $5.2 million in fiscal 1996, a decrease of $0.2 million, or 4 percent. Cost of sales was $3.1 million, an increase of $0.2 million over the $2.9 million recorded in fiscal 1996. Selling, general and administrative expenses decreased to $1.8 million in fiscal 1997 from $2.6 million in fiscal 1996, a decrease of $0.8 million, or 31 percent. As a percentage of total revenue, selling, general and administrative expenses decreased to 36 percent at year-end from 49 percent a year earlier.

      For the year ended March 31, 1997, Other Subsidiaries recorded a pre-tax profit of $0.2 million, or 4 percent of total revenue. This compares with a pre-tax loss of $0.4 million, or 8 percent of total revenue, in fiscal 1996.


    Discontinued Operations - Pro Image

      During fiscal year 1997, the Company disposed of substantially all of the net assets of Pro Image through either sale or closure of the stores.

      Pro Image is accounted for as discontinued operations and, accordingly, its operations are segregated in the Consolidated Financial Statements. Pro Image incurred losses from operations, net of income tax benefit, of approximately $1.9 million and $12.7 million for the years ended February 28, 1997 and February 29, 1996, respectively. These amounts were included in loss from operations and loss on disposal of discontinued subsidiaries in the March 31, 1996 Consolidated Financial Statements.

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

      BlowOut is accounted for as discontinued operations and, accordingly, its operations are segregated in the March 31, 1996 Consolidated Financial Statements. BlowOut incurred losses from operations, net of income tax benefit, of approximately $4 million and $6 million for the period ended November 26, 1996 and for the year ended March 31, 1996, respectively. These amounts are included in loss from operations and loss on disposal of discontinued subsidiaries in the March 31, 1996, Consolidated Financial Statements.

    Consolidated Balance Sheet

      Net current liabilities of Pro Image at March 31, 1997 of approximately $.2 million represent accrued liabilities remaining to be paid. Net current liabilities of BlowOut at March 31, 1997 of approximately $4.4 million represent amounts reserved for contingencies not yet settled as of March 31, 1998.

      Net current liabilities of Pro Image at March 31, 1997 of approximately $.2 million represent accrued liabilities remaining to be paid. Net noncurrent assets of Pro Image which are included in net noncurrent assets of discontinued operations in the consolidated balance sheet at March 31, 1996, are comprised primarily of property and equipment and long-term debt. Net current liabilities of Pro Image which are included in net current liabilities of discontinued operations in the Consolidated Financial Statements at March 31, 1996, are comprised primarily of inventory, receivables, accounts payable, accrued liabilities, estimated operating losses to be incurred by Pro Image through the disposal date and other costs associated with the disposition.

      Net current liabilities of BlowOut at March 31, 1997 of approximately $4.4 million represent amounts reserved for contingencies not yet settled as of March 31, 1997. Net noncurrent assets of BlowOut included in net noncurrent assets of discontinued operations in the consolidated balance sheet at March 31, 1996, are comprised primarily of rental inventory, property and equipment, intangibles, and long-term debt. Net current liabilities of BlowOut which are included in net current liabilities of discontinued operations in the consolidated balance sheet at March 31, 1996, are comprised primarily of cash, inventory, accounts payable, accrued liabilities, estimated operating loses to be incurred by BlowOut through the disposal date and other costs associated with the disposition.

    LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had cash and other liquid investments of $6.4 million, compared to $10.2 million at March 31, 1997. At year-end, the Company's current ratio (current assets/current liabilities) was 1.03 compared to
    1.05 a year earlier.

      The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $12.5 million or the sum of (a) 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999. Interest is payable monthly at the bank's prime rate (8.5 percent at March 31, 1998). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants as of March 31, 1998. At March 31, 1998, the Company had $6.0 million outstanding borrowings under this agreement. The Company repaid the $6.0 million in April, 1998. As of May 31, 1998, available borrowing capacity totaled $12.5 million.

      The Company has established a retailer financing program whereby the Company will provide, on a selective basis, financing to video retailers that the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. Under these agreements, retailers are typically required to obtain all of their requirements of Cassettes offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

      The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of May 1998, the Company has invested or loaned approximately $14.2 million in various retailers. The investments individually range from $0.2 million to $4.9 million. Included in the total $14.2 million investment balance at March 31, 1998, are gross notes receivable of $10.6 million which are due as follows:
    $1.1 million - 1999; $3.2 million  - 2000; $1.8 million -
    2001; $4.0 million - 2005; and $0.5 million - 2007.
    Interest rates on the various loans range from 5 -12 percent per annum. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management.

      As of March 31, 1998, the Company has invested or loaned approximately $14.2 million under the program and has reserves of approximately $9.4 million.

      BlowOut is an early stage company requiring additional financing if it is to continue its expansion and support its operations. The Company is the principal creditor to BlowOut. Pursuant to a Financing Agreement, the Company agreed to provide guarantees for up to $7 million of indebtedness of BlowOut (the "Guarantee").

       The obligations under the Guarantee are comprised of the following:

           (a)  BlowOut has a credit facility (the Credit
       Facility) in an aggregate principal amount of $2 million for
       a five-year term.    Amounts outstanding under the Credit
       Facility bear interest at a fixed rate per annum equal to
       14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of March 31, 1998, BlowOut had borrowed approximately $1.6 million under the Credit Facility.

           (b) BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Valued (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75 percent (11.25 percent as of March 31, 1998). The term of the Line of Credit is three years. The Company has agreed, pursuant to an Unconditional Repurchase Agreement, to purchase under certain circumstances in the event of default under the Line of Credit, BlowOut's Cassette inventory at specified amounts up to a principal amount of $5 million.
       In February 1998, the Company entered into an agreement with BlowOut and CCC (the "Tri-Party Agreement") under which BlowOut has agreed not to draw down in excess of $4.0 million under the Line of Credit. As of March 31, 1998, BlowOut had borrowed approximately $3.2 million under the Line of Credit.

      There can be no assurance that the Company will not have to pay out under these guarantees or provide other accommodations. During the term of the Guarantee, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Guarantee.

      In fiscal year 1997, BlowOut executed a $3.0 million
    note in favor of the Company which accrues interest at 9 percent per annum. As part of the Tri-Party Agreement, the Company agreed to defer principal and interest payments on this note by BlowOut until December 31, 2004 during which deferment period no interest accrues. The Company also agreed to the forgiveness of all or a portion of the $3.0 million note as BlowOut is able to lower the Company's contingent obligations under its guarantees. At March 31, 1998, the total outstanding balance of the debt under such note, including accrued interest, was $2.8 million.

      The Company's exposure related to adverse financial and operational developments at BlowOut is limited to its receivables from BlowOut [See Note 4 of the Notes to the Consolidated Financial Statements] and the obligations under the Guarantee [See Note 9 of the Notes to the Consolidated Financial Statements].

      On November 26, 1996, the Board authorized the re-purchase of up to two million shares of Common Stock in open market and negotiated purchases. As of March 31, 1998, the Company had acquired 1,082,900 shares for an aggregate amount of $4.1 million. These purchases were funded through cash flows from operations.

      The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facility. These sources are expected to be sufficient to fund the Company's operations for the year ending March 31, 1999.



    ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements


      Item                                           Page

    Report of Independent Public                       23
      Accountants

    Consolidated Balance Sheets as of
    March 31, 1998 and 1997                            24

    Consolidated Statements of Operations for Years    25
      Ended March 31, 1998, 1997 and
      1996

    Consolidated Statements of Stockholders' Equity    26
      for Years Ended March 31, 1998,
      1997 and 1996

    Consolidated Statements of Cash Flows for Years    27
      Ended March 31, 1998, 1997 and
      1996

    Notes to Consolidated Financial Statements         29

    Financial Statement Schedules                      52
      Schedule II


              Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.





    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Rentrak Corporation:

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rentrak Corporation and subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

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


                                        ARTHUR ANDERSEN LLP


Portland, Oregon,
  May 20, 1998 (except with respect to
    the matter discussed in Note 10, as
    to which the date is June 4, 1998)



                      RENTRAK CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                          AS OF MARCH 31, 1998 AND 1997

                                     ASSETS

                                                               1998                    1997

CURRENT ASSETS:
  Cash and cash equivalents                                     $  6,361,680             $ 10,167,169
  Accounts receivable, net of allowance for doubtful
  accounts of $586,641 and $409,313                               24,395,143               16,434,566
  Advances to program suppliers                                      431,975                  492,844
  Inventory                                                        2,427,176                1,902,618
  Deferred tax asset                                               1,217,950                1,365,064
  Other current assets                                             4,582,337                2,901,964
          Total current assets                                  ------------             ------------
                                                                  39,416,261               33,264,225
                                                                ------------             ------------

PROPERTY AND EQUIPMENT, net                                        1,910,317                2,006,556

OTHER INVESTMENTS, net                                               887,884                  778,950

DEFERRED TAX ASSET                                                 4,087,292                3,637,563

OTHER ASSETS                                                       5,306,943                3,360,701
                                                                ------------             ------------
          Total assets                                          $ 51,608,697             $ 43,047,995
                                                                ============             ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                $  6,000,000             $  5,000,000
  Accounts payable                                                23,333,656               17,160,492
  Accrued liabilities                                              2,532,832                  613,669
  Accrued compensation                                             1,072,848                1,695,814
  Deferred revenue                                                   829,863                2,672,849
  Net current liabilities of discontinued operations               4,585,373                4,633,114
                                                                ------------             ------------
          Total current liabilities                               38,354,572               31,775,938
                                                                ------------             ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; authorized:                            -                        -
10,000,000 shares
  Common stock, $.001 par value; authorized:
30,000,000 shares; issued and outstanding:                          10,987                   11,847
10,986,455 shares in 1998 and 11,847,441 shares in
1997
  Capital in excess of par value                                  45,365,298               47,931,165
  Net unrealized gain on investment securities                        54,645                  184,932
  Accumulated deficit                                           (30,794,263)             (35,452,729)
  Less- Deferred charge - warrants                               (1,382,542)              (1,403,158)
                                                                ------------             ------------
          Total stockholders' equity                              13,254,125               11,272,057
                                                                ------------             ------------
          Total liabilities and stockholders' equity            $ 51,608,697             $ 43,047,995
                                                                ============             ============


    The accompanying notes are an integral part of these consolidated balance sheets.

                      RENTRAK CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                 1998              1997              1996

REVENUES:
  PPT                                          $113,181,910     $105,787,973        $108,073,429
  Other                                           9,569,136       10,487,530           5,192,891
                                               ------------     ------------        ------------
                                                122,751,046      116,275,503         113,266,320
                                               ------------     ------------        ------------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                 100,974,140       90,881,674          95,167,529
  Selling and administrative                     14,571,789       16,159,729          20,859,923
                                               ------------     ------------        ------------
                                                115,545,929      107,041,403         116,027,452
                                               ------------     ------------        ------------
          Income (loss) from operations           7,205,117        9,234,100         (2,761,132)
                                               ------------     ------------        ------------
OTHER INCOME (EXPENSE):
  Interest income                                 1,135,823          862,143           1,078,798
  Interest expense                                (158,708)        (181,950)           (208,307)
  Gain (loss) on sale of investments               (94,062)          318,875              62,091
  Other                                           (230,672)                -           (251,911)
                                               ------------     ------------        ------------
                                                    652,381          999,068             680,671
                                               ------------     ------------        ------------
          Income (loss) from continuing
operations before                                7,857,498       10,233,168         (2,080,461)
income tax (provision) benefit

INCOME TAX (PROVISION) BENEFIT                  (3,199,032)      (3,950,003)             594,792
                                               ------------     ------------        ------------
          Income (loss) from continuing           4,658,466        6,283,165         (1,485,669)
operations

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
subsidiaries (less                                       -                -        (18,700,000)
    applicable income tax benefit of
$(2,500,000) for 1996
  Loss on disposal of subsidiaries
including provision of
    4,800,000 for operating losses                       -                -        (12,100,000)
during phaseout periods
    (less applicable income tax benefit
of $0)
                                               ------------     ------------        ------------
          Net income (loss)                    $  4,658,466     $  6,283,165       $(32,285,669)
                                               ============     ============        ============

                                  NET INCOME (LOSS) PER SHARE

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                            $  .42           $  .52             $ (.13)
    Discontinued operations                               -                -              (2.62)
                                                     ------           ------              ------
          Net income (loss)                          $  .42           $  .52             $(2.75)
                                                     ======           ======              ======

DILUTED EARNINGS (LOSS) PER COMMON SHARE
AND COMMON
  EQUIVALENT SHARE:
    Continuing operations                            $  .41           $  .52             $ (.13)
    Discontinued operations                               -                -              (2.62)
                                                     ------           ------              ------
          Net income (loss)                          $  .41           $  .52             $(2.75)
                                                     ======           ======              ======


  The accompanying notes are an integral part of these consolidated statements.

                      RENTRAK CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


               Common Stock                     Net
           -------------------   Capital in  Unrealized                  Deferred
                                             Gain(Loss)
            Number of            Excess of       on      Accumulated      Charge
              Shares    Amount    Par Value  Investment     Deficit       Warrants        Total
                                             Securities

BALANCE AT
MARCH 31,
1995        11,277,246  $11,277  $44,598,939 $(170,747)  $(1,080,493)  $(3,066,863)   $ 40,292,113

Repurchase
of common
stock         (69,300)     (69)    (341,631)          -             -             -      (341,700)
Issuance
of common
stock          883,000      883    5,230,577          -             -             -      5,231,460
Issuance
of common
stock
under
employee
stock           47,270       47       95,629          -             -             -         95,676
option
plans
Net loss             -        -            -          -  (32,285,669)             -   (32,285,669)
Change in
net
unrealized
gain
(loss) on
investment
securities           -        -            -    738,255             -             -        738,255
Amortizati
on of                -        -            -          -             -       674,289        674,289
warrants
            ----------  -------  -----------  ---------  ------------   -----------   ------------
BALANCE AT
MARCH 31,
1996        12,138,216   12,138   49,583,514    567,508  (33,366,162)   (2,392,574)     14,404,424

Repurchase
of common
stock        (325,800)    (326)  (1,204,449)          -             -             -    (1,204,775)
Issuance
of common
stock
under
employee
stock
option
plans           35,025       35       49,013          -             -             -         49,048
  Net
income               -        -            -          -     6,283,165             -      6,283,165
Distributi
on of
common
stock in
BlowOut              -        -            -          -   (8,369,732)             -    (8,369,732)
Change in
net
unrealized
gain
(loss) on
investment
securities           -        -            -  (382,576)             -             -      (382,576)
  Amortiza-
tion of
warrants
                     -        -    (496,913)          -             -       989,416        492,503
            ----------  -------  -----------  ---------  ------------   -----------   ------------
BALANCE AT
MARCH 31,
1997        11,847,441   11,847   47,931,165    184,932  (35,452,729)   (1,403,158)     11,272,057

Repurchase
of common
stock      (1,082,900)  (1,082)  (4,124,329)          -             -             -    (4,125,411)
Issuance
of common
stock
under
employee
stock
option
plans          221,914      222      888,007          -             -             -        888,229
Net income           -        -            -          -     4,658,466             -      4,658,466
Change in
net
unrealized
gain
(loss) on
investment
securities           -        -            -  (130,287)             -             -      (130,287)
Income tax
benefit
from stock
option               -        -      320,455          -             -             -        320,455
exercise
Retirement
s of                 -        -    (250,000)          -             -             -      (250,000)
warrants
Issuance
of                   -        -      600,000          -             -     (600,000)              -
warrants
Amortizati
on of                -        -            -          -             -       620,616        620,616
warrants
            ----------  -------  -----------  ---------  ------------   -----------   ------------
BALANCE AT
MARCH 31,
1998        10,986,455  $10,987  $45,365,298  $  54,645 $(30,794,263)  $(1,382,542)   $ 13,254,125
            ==========  =======  ===========  =========  ============   ===========   ============


  The accompanying notes are an integral part of these consolidated statements.

                      RENTRAK CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                    1998              1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ 4,658,466       $ 6,283,165    $(32,285,669)
  Adjustments to reconcile net income
loss) to net cash provided (used)
by operating activities-
      Loss on disposal of
discontinued operations                               -                 -       12,100,000
     (Gain) loss on asset and
investment sales                                 94,062         (309,852)          426,827
      Depreciation                               696,883           891,857        5,034,493
      Amortization and write-off of
        intangibles                                    -           272,433       11,545,750
      Amortization of warrants                   620,616           492,503          674,289
      Provision for doubtful accounts          (300,000)           656,147          523,315
      Retailer financing program               (518,450)         (401,891)        2,789,701
reserves
      Reserves on advances to program
        suppliers                                150,977         (147,451)        1,345,406
      Deferred income taxes                    1,277,239           161,331      (4,966,997)
      Change in specific accounts,
net of effects in 1996 from
        purchase of businesses:
          Accounts receivable               (9,139,446)       (2,921,826)      (2,138,592)
          Advances to program                 (658,014)         1,099,101        1,025,835
suppliers
          Inventory                           (524,558)         (164,923)      (5,638,802)
          Other current assets              (1,359,918)         4,108,957      (1,641,277)
          Accounts payable                    6,173,164       (4,635,351)        7,156,983
          Accrued liabilities and
            compensation                      (203,803)         1,495,462        2,403,732
          Deferred revenue                  (1,842,986)           667,984        1,073,929
          Net current liabilities
of discontinued operations                     (47,741)           362,545                -
                                            -----------       -----------     ------------
          Net cash provided (used)
by operating activities                       (923,509)         7,910,191        (571,077)
                                             -----------       -----------     ------------

                                                                     (continued)

                      RENTRAK CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                             1998                  1997                  1996
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchases of property, equipment
and inventory                              $  (508,398)          $(1,454,391)        $(10,143,322)
  Investments in retailer
financing program                             (550,000)           (3,178,020)          (2,183,000)
  Proceeds from retailer financing
    program                                     518,450             2,029,911            1,199,005
  Cash paid for purchases of
businesses,net of cash acquired                       -                     -            (377,848)
  Purchases of investments                  (1,076,299)                     -            (344,500)
  Proceeds from sale of
investments                                     519,688               526,000              951,394
  Reduction (purchases) of other
assets and intangibles                          701,761               495,667            (242,176)
  Proceeds from sale of assets                        -                10,410            1,100,000
                                            -----------           -----------         ------------
          Net cash used by
investing activities                          (394,798)           (1,570,423)         (10,040,447)
                                            -----------           -----------         ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net borrowings on line of credit            1,000,000             2,300,000            2,537,844
  Borrowing on notes payable                          -                     -            3,501,971
  Retirement of warrants                      (250,000)                     -                    -
  Repurchase of common stock                (4,125,411)           (1,204,775)            (341,700)
  Issuance of common stock                      888,229                49,048              114,011
                                            -----------           -----------         ------------
          Net cash provided (used)
by financing activities                     (2,487,182)             1,144,273            5,812,126
                                            -----------           -----------         ------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        (3,805,489)             7,484,041          (4,799,398)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                            10,167,169             2,683,128           10,709,405

CASH AND CASH EQUIVALENTS INCLUDED
IN NET CURRENT LIABILITIES OF
DISCONTINUED OPERATIONS                               -                     -            3,226,879
                                            -----------           -----------         ------------
CASH AND CASH EQUIVALENTS AT END            $ 6,361,680           $10,167,169         $  2,683,128
OF YEAR
                                            ===========           ===========         ============


  The accompanying notes are an integral part of these consolidated statements.


                 RENTRAK CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1998, 1997 AND 1996



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

Under its PPT program, which is the Company's primary operation, the Company enters into contracts to lease video cassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) to distribute video cassettes which are then leased to retailers for a percentage of the rentals charged by the retailers.

Divestitures

During the quarter ended March 31, 1996, the Company assessed its overall business strategy and decided to divest two subsidiary units -
- The Pro Image, Inc. and subsidiaries (Pro Image) and BlowOut Entertainment, Inc. (BlowOut). Thus, the operations of Pro Image and BlowOut are reflected as discontinued operations in the accompanying March 31, 1996 statement of operations. During fiscal year 1997, shares of BlowOut common stock were distributed to the Company's shareholders in a "spin-off" and Pro Image was liquidated. Refer to
Note 14 for discussion of divestitures, reserves established by the Company related to the discontinued operations, and the nature of management's estimates used in determining the reserves.

Rentrak Japan

In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC), the Company's joint venture partner in Rentrak Japan, to develop the Company's PPT distribution and information processing business in certain markets throughout the world.

On June 16, 1994, the Company and CCC amended the agreement. Pursuant to this amendment, the Company receives a royalty of 1.67% for all sales of up to $47,905,000, plus one-half of 1% (0.5%) of sales greater than $47,905,000 in each fiscal year. In addition, the Company received a one-time royalty of $2 million payable $1 million in fiscal 1995, which has been received; and $1 million no later than March 31, 1999. The payment of $1 million due no later than March 31, 1999 will be recognized as revenue when received. Rentrak Japan will receive additional territories to market PPT. In addition, the Company sold 34 shares of Rentrak Japan to CCC for 6,800,000 Yen ($68,068), reducing the Company's ownership in Rentrak Japan from 33-1/3% to 25%. The term of the Agreement was extended from the year 2001 to the year 2039.

In August 1996, the Company sold 60 shares of Rentrak Japan stock to a Japanese corporation for $110,000. This reduced the Company's interest in Rentrak Japan from 25% to 10%. In addition, the Company received a one-time royalty payment from Rentrak Japan of $4,390,000 in August 1996.

Rentrak UK Limited

In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited, and Rentrak UK Limited (Rentrak UK)to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. Rentrak UK is a joint venture between the Company, which owns 25%, Columbus Holdings Limited, which owns two-thirds of the venture and Rentrak Japan, which owns 8.3%. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK or non delivery, by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67% of Rentrak UK's gross revenues from any and all sources.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20 to 50% are accounted for by the equity method.

Subsequent to March 31, 1996, the Company approved plans to discontinue the operations of Pro Image and BlowOut (Note 14). At March 31, 1997, the assets and liabilities of Pro Image have been segregated in the consolidated financial statements. The statements of operations for the years ended March 31, 1998, 1997 and 1996 reflect these entities as discontinued.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others, reserves on retailer financing program investments
(Note 4) and estimated losses on disposal of discontinued operations (Note 14). Actual results could differ from those estimates.

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

Detail of the proceeds from the sales of available for sale securities and realized gains and losses on sales of equity securities are as follows:

              Proceeds    Gross       Gross
                          Gains      Losses

1998           $519,688   $ 24,375  $(118,437)

1997            526,000    318,875           -

1996            951,394    150,288    (88,197)

When, in management's opinion, available for sales securities have experienced an other than temporary decline, the amount of the decline in value is charged to other income.

Unrealized losses of $230,672 and $147,421 were recorded in other income in the March 31, 1998 and 1996 statement of operations, respectively. There were no unrealized gains or losses recognized in the March 31, 1997 statement of operations.

Financial Instruments

A financial instrument is cash or a contract that imposes or conveys, a contractual obligation or right, to deliver, or receive, cash or another financial instrument. The estimated fair value of all material financial instruments, including retail financing program notes receivable, approximated their carrying values at March 31, 1998 and 1997.

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

In connection with the acquisition of Pro Image in 1994, the Company purchased certain intangible assets totaling $6,269,050. These assets included customer and dealer lists, a covenant not to compete, franchise agreements and goodwill. In connection with Pro Image's acquisition of Team Spirit and then Image Makers, Inc. and Barenz-Runia, Inc., the Company purchased goodwill totaling approximately $4.1 million and $557,000, respectively. Prior to March 31, 1996, these assets were being amortized on the straight-line method over a 12-year period based on the factors influencing the acquisition decision. The Company believed the above useful lives were appropriate based on the factors influencing acquisition decisions. These factors included store location, profitability and general industry outlook. The Company analyzes the realizability of all costs in excess of the fair values of net assets acquired related to acquisitions to determine if any write-down is necessary. Due to events which occurred during fiscal year 1996, such as continuation of operating losses and the decision to dispose of Pro Image (including subsidiaries), the Company's analysis determined that intangible assets of approximately $9,300,000 were not recoverable. Thus, the assets were written off to their estimated fair value of $0. These write-offs are reflected in losses from discontinued operations during the fiscal year ended March 31, 1996.

Revenue Recognition

The PPT agreements generally provide for a one-time initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailer upon renting the video cassettes to their customers. The Company recognizes order processing fees as revenue when the video cassettes are shipped to the retailers and recognizes transaction fees when the video cassettes are rented to the consumers.

When the Company's revenue is fixed and determinable at time of shipment of video cassettes to the retailers, deferred revenue is recorded and recognized as revenue in the statement of operations when the video cassettes are rented to the consumers. The corresponding liability to video program suppliers for their share of the fees is recorded to cost of sales when the revenue is recognized with a corresponding amount to accounts payable. The Company also may charge retailers an application fee upon admission to the PPT program. This fee is recognized as PPT revenue when the application to participate in the PPT program is approved.

Stockholders and directors, or their families, own interests in several stores participating in the PPT program. The Company realized revenues from these stores of approximately $323,000, $254,000 and $256,000 during 1998, 1997 and 1996, respectively.

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

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options. In the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires retroactive application for all periods presented. As a result, the Company's reported earnings per share for the years ended March 31, 1997 and 1996 were restated.

                                          Per Share
                                          Amounts
                                              1997          1996

Primary EPS as reported
    Continuing operations                        $0.48     $(0.12)
    Discontinued operations                          -      (2.56)
                                                 -----      ------
    Net income (loss)                             0.48      (2.68)

Effect of SFAS No. 128                            0.04      (0.07)
                                                 -----      ------

Basic EPS as restated
    Continuing operations                         0.52      (0.13)
    Discontinued operations                          -      (2.62)
                                                 -----      ------
    Net income (loss)                             0.52      (2.75)
                                                 =====      ======

Fully Diluted EPS as reported
    Continuing operations                         0.45      (0.12)
    Discontinued operations                          -      (2.56)
                                                 -----      ------
    Net income (loss)                             0.45      (2.68)

Effect of SFAS No. 128                            0.07      (0.07)
                                                 -----      ------

Diluted EPS as restated
    Continuing operations                         0.52      (0.13)
    Discontinued operations                          -      (2.62)
                                                 -----      ------
    Net income (loss)                            $0.52     $(2.75)
                                                 =====      ======

The weighted average number of shares of common stock and common stock equivalents and net income used in the earnings per share calculation at March 31 were as follows:


                      Fiscal Year 1998             Fiscal Year 1997              Fiscal Year 1996
                   -----------------------     ------------------------    ----------------------------
                                                                                        -
                      Basic        Diluted        Basic        Diluted           Basic         Diluted


Weighted average
number
of shares of        11,222,443    11,222,443    12,076,031     12,076,031      11,755,534     11,755,534
common
stock
outstanding
Dilutive effect
of exercise of
stock options                -       222,378             -         83,406               -              -
                     ----------    ----------     ---------      ---------       ---------     ----------
Weighted average
number of shares
of common stock
outstanding and
common stock        11,222,443    11,444,821    12,076,031     12,159,437      11,755,534     11,755,534
equivalents
                     ==========    ==========    ==========     ==========      ==========     ==========

Income (loss):
  Continuing         $4,658,466    $4,658,466    $6,283,165     $6,283,165   $ (1,485,669)  $ (1,485,669)
operations
  Discontinued
  operations                 -             -             -              -    (30,800,000)   (30,800,000)
                     ----------    ----------    ----------     ----------    ------------   ------------
Net income (loss)    $4,658,466    $4,658,466    $6,283,165     $6,283,165   $(32,285,669)  $(32,285,669)
                     ==========    ==========    ==========     ==========    ============   ============

Earnings (loss)
per share:
    Continuing
    operations           $0.42         $0.41         $0.52          $0.52         $(0.13)        $(0.13)
    Discontinued
    operations               -             -             -              -          (2.62)         (2.62)
                          -----         -----         -----          -----          ------         ------
                          $0.42         $0.41         $0.52          $0.52         $(2.75)        $(2.75)
                          =====         =====         =====          =====          ======         ======

Warrants to purchase approximately 2,700,000 shares of common stock at prices ranging from $6.58 - $7.14 per share were outstanding during the year but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire during fiscal years 2000 through 2005 remain outstanding at March 31, 1998.

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

Advertising Expense

Advertising expense, net of cooperative advertising reimbursements, totaled $(1,030,981), $(627,371) and $1,472,702 for the years ended
March 31, 1998, 1997 and 1996, respectively.

Statement of Cash Flows

The Company had the following transactions for the years ended March 31:

                                                  1998                 1997             1996

CASH PAID FOR:
  Interest                                         $   153,398      $   197,642       $  326,870

  Income taxes, net of refunds                       2,790,158        (156,284)          236,545

NONCASH FINANCING AND INVESTING
ACTIVITIES:
Decrease in equity as a result of
decrease in net noncurrent assets of
discontinued operations through                             -       11,122,512                -
reduction in equity
Increase in equity as a result of
decrease in net current liabilities of
discontinued operations through
increase in equity                                          -      (3,063,649)                -
Reclassification of notes receivable-
affiliate to other assets                                   -        2,800,000                -
Reclassification of accounts receivable
to other assets and other investments               1,478,869                -                -
Reduction of warrants                                        -          496,913                -
Issuance of warrants                                 (600,000)                -                -
Tax benefit from stock option exercises              (320,455)                -                -
Acquisition of businesses through
issuance of stock                                           -                -        5,213,125
Changes in net unrealized gains (losses)
on investment securities through
adjustments to stockholders' equity                 (130,287)        (382,576)          738,255

Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

2.  INVESTMENT SECURITIES:

The carrying value and estimated fair value of marketable securities at March 31 were as follows:

                          Carrying         Unrealized        Unrealized
                            Value          Gross Gain        Gross Loss      Fair Value

As of March 31, 1998:
  Available for sale-
    Noncurrent:
      Corporate               $412,687           $113,934       $ (25,797)        $500,824
securities
                              ========           ========        =========        ========
As of March 31, 1997:
  Available for sale-
    Noncurrent:
      Corporate               $480,672           $524,934       $(226,656)        $778,950
securities
                              ========           ========        =========        ========

Investment securities which have limited marketability are classified as noncurrent as management does not believe that they will be sold within one year.

3.  PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of:

                            March 31,
                            ------------------------
                                         1998                       1997

Furniture and fixtures               $ 5,525,374                $ 4,782,463
Machinery and equipment                  145,334                    403,177
Leasehold improvements                 1,569,436                  1,546,104
                                     -----------                -----------
                                       7,240,144                  6,731,744
Less- Accumulated                    (5,329,827)                (4,725,188)
depreciation
                                     -----------                -----------
                                     $ 1,910,317                $ 2,006,556
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

The Board of Directors has authorized the Company to make retailer loans and or investments such that the total amount of outstanding loans and investments is $18,000,000 or less. As of March 31, 1998, the Company has invested or made oral or written commitments to loan to or invest approximately $14,200,000 in various video retailers. The amounts outstanding under this program individually range from $2,000,000 to $4,900,000. The investments are stated on the balance sheet at their fair market value in accordance with SFAS 115. The notes, which have payment terms that vary according to the individual loan agreements, are due from 1999 through 2007. Interest rates on the various loans range from 5% - 12%. Due to the nature of these loans, interest income is not recognized until received.

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

As of March 31, 1998, the Company has approximately $14,200,000 in loans and investments outstanding under the program and reserves of approximately $9,400,000. At March 31, 1997, the Company had invested or loaned approximately $13,100,000 under the program and had provided reserves of approximately $10,300,000.

The activity in the total reserves for the retailer financing program are as follows for the years ended March 31:

                            1998          1997

Beginning balance       $10,340,375   $ 6,032,551
Additions to reserve      1,982,591     4,307,824
Write-offs              (2,450,521)             -
Recoveries                (518,450)             -
                        -----------    ----------
Ending balance          $ 9,353,995   $10,340,375
                        ===========   ===========

A substantial portion of the additions to reserve in fiscal 1997 were established by reclassification of other reserves included in the Company's balance sheet as of March 31, 1996.

5.  LINE OF CREDIT:

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $12,500,000 or the sum of (a) 80% of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999.

Interest is payable monthly at the bank's prime rate (8.5% at March 31, 1998). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these as of March 31, 1998. At March 31, 1998 and 1997, the Company had $6,000,000 and $5,000,000 respectively, outstanding under this agreement.

6.  INCOME TAXES:

The provision (benefit) for income taxes from continuing operations is as follows for the years ended March 31:


                                    1998            1997            1996
Current tax provision:
  Federal                          $1,689,658     $3,113,822      $ 1,663,070
  Foreign                           1,500,000              -                -
  State                               232,133        633,637          324,606
                                   ----------     ----------      -----------
                                    3,421,791      3,747,459        1,987,676

Deferred tax provision              (222,759)        202,544      (2,582,468)
(benefit)
                                   ----------     ----------      -----------
Income tax provision               $3,199,032     $3,950,003     $  (594,792)
(benefit)
                                   ==========     ==========      ===========

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision
(benefit) for income taxes as follows for the years ended March 31:

                                         1998         1997        1996

Provision (benefit) computed at       $2,688,549  $3,479,277   $(707,357)
statutory rates
State taxes, net of federal benefit      117,464     418,200    (214,240)
Amortization of warrants                 235,834     167,450      236,058
Utilization of foreign tax credit      (110,000)   (540,000)    (100,000)
Other                                    267,185     425,076      190,747
                                      ----------  ----------    ---------
                                      $3,199,032  $3,950,003   $(594,792)
                                      ==========  ==========    =========

Deferred tax assets from continuing operations are comprised of the following components at March 31, 1998 and 1997:

                                             1998             1997
Deferred tax assets:
  Current-
    Allowance for doubtful accounts          $  222,924     $  155,539
    Retailer-related accruals                   419,026      1,147,610
    Foreign tax credit                          500,000              -
    Other                                        76,000         61,915
                                             ----------     ----------
Total current deferred tax assets             1,217,950      1,365,064
                                             ----------     ----------
  Noncurrent-
    Depreciation                                431,385        389,670
    Retailer financing program                1,689,421      2,595,126
reserve
    Program supplier reserves                   714,056        665,252
    Unrealized (gain) loss on                   110,184       (57,326)
investments
    Foreign tax credit                        1,000,000              -
    Other                                       142,246         44,841
                                             ----------     ----------
Total noncurrent deferred tax                 4,087,292      3,637,563
assets
                                             ----------     ----------
Total deferred tax assets                    $5,305,242     $5,002,627
                                             ==========     ==========

7.  STOCKHOLDERS' EQUITY:

Stock Options and Warrants

Effective March 31, 1997, the Company adopted the 1997 Non-Officer Employee Stock Option Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 500,000. In August 1997, the Company adopted the 1997 Equity Participation Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 550,000. The plans are administered by the Stock Option Committee of the Board who determines the terms and conditions of options issued under the plans. Options granted to date under the plans are exercisable over four to five years and expire ten years after date of grant. As of March 31, 1998, the Company has 215,028 and 269,286 options available to be granted under the 1997 Non-Officer Employee Stock Option Plan and 1997 Equity Participation Plan, respectively.

Options are granted under the Directors' Stock Option Plan, which is administered by the Board of Directors, at an exercise price equal to fair market value as of the date of grant. Options under the Directors' Stock Option Plan are generally exercisable over one to five years and expire five years after date of grant. As of March 31, 1998, the Company has 36,600 options available to be granted under the Directors' Stock Option Plan.

The Company has elected to account for its stock-based compensation plans in accordance with APB No. 25, under which no compensation expense has been recognized. The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 1998, 1997 and 1996, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

                              1998          1997          1996


Risk-free interest     5.56 - 7.17%  5.12 - 5.29%  5.02 - 5.86%
rate
Expected dividend           0%            0%            0%
yield
Expected lives         5 - 10 years    4.6 - 10    5 - 10 years
                                         years
Expected volatility       48.53%        58.90%        58.86%

Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share reflected on the March 31, 1998, 1997 and 1996 statements of operations would have been the following unaudited pro forma amounts:

                                     1998           1997            1996
Net income (loss)
  As reported                      $4,658,466     $6,283,165   $(32,285,669)
  Pro forma                         3,873,988      5,784,529    (32,645,669)

Diluted earnings (loss) per
share
  As reported                            $.41           $.52         $(2.68)
  Pro forma                               .34            .48          (2.72)

Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

The table below summarizes the plans' activity:

                                     Options Outstanding
                                  -------------------------
                                   Number     Weighted Average
                                     of        Exercise Price
                                   Shares

Balance at March 31, 1995           2,723,168             $5.41

Granted:
  Option price = fair market           55,000              6.06
value
  Option price > fair market          358,580              5.28
value
  Option price < fair market          462,677              4.92
value
Issued                               (47,270)              2.02
Canceled                            (459,547)              6.67
                                    ---------             -----
Balance at March 31, 1996           3,092,608              5.20

Granted:
  Option price = fair market           25,000              5.00
value
  Option price > fair market           78,204              5.10
value
Issued                               (35,025)              1.56
Adjustment for spin-off               222,408
Canceled                            (427,072)              6.04
                                    ---------             -----
Balance at March 31, 1997           2,956,123              4.72

Granted:
  Option price = fair market          549,174              4.11
value
  Option price > fair market           45,714              4.98
value
  Option price < fair market           10,000              2.94
value
Issued                              (221,914)              4.14
Canceled                            (513,772)              4.89
                                    ---------             -----
Balance at March 31, 1998           2,825,325             $4.60
                                    =========             =====

The weighted average fair value of options granted during the years ended March 31, 1998, 1997 and 1996 was $4.15, $3.42 and $3.32, respectively.

The following table summarizes information about stock options outstanding at March 31, 1998:

                           Options Outstanding                 Options Exercisable
                    ----------------------------------        ---------------------
                                Weighted
                Outstanding      Average       Weighted    Exercisable     Weighted
   Range of        as of        Remaining      Average        as of         Average
   Exercise      March 31,     Contractual     Exercise     March 31,      Exercise
      Prices         1998           Life         Price          1998         Price


  $1.00 - $2.59       80,323            1.5         $1.396       80,323         $1.396
   2.60 -  6.49    2,722,827            6.4          4.667    1,467,984          4.780
   6.50 -  9.78       22,175            5.8          8.379       12,175          7.229
                   ---------                                  ---------
   1.00 -  9.78    2,825,325            6.3          4.603    1,560,482          4.625
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

In August 1992, the Company entered into an agreement with a service supplier to use and sublease certain software on the PPT system. As part of the agreement, the Company paid a licensing fee of $188,000, sold 251,889 shares of common stock for $7.00 per share ($1,763,223), which approximated market value at date of transaction, and granted a warrant to purchase 251,889 shares of common stock at an exercise price of $9.50 per share, which exceeded market value at the date of grant, through August 1997. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 273,022 and decreased the price to $8.765. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 14). The adjustment was done pursuant to the supplier's agreement which requires the Company to adjust the warrant if a distribution of the Company's assets occurs. The licensing fee was capitalized in other assets and was being amortized over five years, the life of the licensing agreement. In fiscal year 1995, the asset was written down to zero as the agreement was terminated. The warrants expired unexercised during fiscal year 1998.

In September 1992, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $7.14 per share, which approximated market value at date of grant.
The warrants were issued in connection with entering into a long-term licensing agreement with a program supplier. At March 31, 1997, all warrants had been issued. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 1,083,900 and decreased the price to $6.587. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 14). The adjustment was done pursuant to the supplier's agreement which requires the Company to adjust the warrant if a distribution of the Company's assets occurs. During fiscal year 1998, the warrants were canceled. The consideration of $250,000 which was paid by the Company for the cancellation of these warrants and the warrant for 459,303 shares of the Company's common stock as noted below was charged to stockholders' equity.

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

As a result of the July 1994 agreement discussed above, the Company issued warrants to acquire 423,750 shares of the Company's common stock to another program supplier under a "favored nations" clause in the contract with that program supplier. These warrants were also issued at an exercise price of $7.13 per share, which approximated market value at date of grant. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 459,303 and decreased the price to $6.578. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 14). The adjustment was done pursuant to the supplier's agreement which requires the Company to adjust the warrant if a distribution of the Company's assets occurs. During fiscal year 1998, the warrants were cancelled.

In March 1998, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $6.59 per share, which exceeded market value at date of grant. The warrants were issued in connection with entering into a long-term agreement with a customer.

All warrants which the Company agreed to issue in 1995 and 1998 have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $4,133,977 has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For 1998, 1997 and 1996, expense associated with the warrants was $620,616, $492,503 and $674,289, respectively.

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

The following table presents the unaudited pro forma results of discontinued operations for the year ended March 31, 1996 as if the E-1 acquisition and the SEC acquisition had been consummated at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been consummated at the beginning of the period.

                                           March 31, 1996

Revenue from discontinued operations          $ 61,047,768
Net loss from discontinued operations         (18,984,378)
Net loss per share from discontinued                (1.53)
operations


9.  COMMITMENTS:

Leases

The Company leases certain facilities and equipment under operating leases expiring at various dates through 2008. Rental payments over the term of the leases exceeding one year are as follows:

Year Ending March
       31,

       1999         $ 1,893,844
       2000           1,855,385
       2001           1,806,948
       2002           1,859,269
       2003           1,914,460
     2004 and         5,833,629
    thereafter
                    -----------
                    $15,163,535
                    ===========

The leases provide for payment of taxes, insurance and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was $2,111,482, $1,477,651 and $1,319,271 for the years ended March 31, 1998, 1997 and
1996, respectively.

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

The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of March 31, 1998, the Company has recorded approximately $1,200,000 for potential losses under such guarantee arrangements.

The Company has guaranteed BlowOut's liabilities to certain vendors for video tape purchases and for equipment purchases at BlowOut stores. At March 31, 1998, the amount owed by BlowOut for these purchases was approximately $.2 million.

The Company is the principal creditor of BlowOut. The Company has agreed to guarantee up to $7 million of indebtedness of BlowOut
(Guarantee). The obligations under this Guarantee are comprised of the following:

a. BlowOut has a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of March 31, 1998, BlowOut had borrowed approximately $1.6 million under the Credit Facility.

b. BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Valued (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Referenced Rate plus 2.75 percent (11.25 percent as of March 31, 1998). The term of the Line of Credit is three years. The Company has agreed, pursuant to an Unconditional Repurchase Agreement, to purchase under certain circumstances in the event of default under the Line of Credit, BlowOut's cassette inventory at specified amounts up to a principal amount of $5 million. In February, 1998, the Company entered into an agreement with BlowOut and CCC (the "Tri-Party Agreement") under which BlowOut has agreed not to draw down in excess of $4.0 million under this Line of Credit. As of March 31, 1998, BlowOut had borrowed approximately $3.2 million under the Line of Credit.

During the term of the Rentrak Guarantee, and/or so long as any guarantee is thereunder outstanding, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02% per week of then-currently outstanding indebtedness subject to the Rentrak Guarantee.

In fiscal year 1997, BlowOut executed a $3.0 million note in favor of the Company which accrues interest at 9% per annum. As part of the Tri-Party agreement the Company agreed to defer principal and interest payments on this note by BlowOut until December 31, 2004 during which deferment period no interest accrues. The Company also agreed to the forgiveness of all or a portion of the $3.0 million note as BlowOut is able to lower the Company's contingent obligations under its guarantees. At March 31, 1998, the total outstanding balance of the debt under such note, including accrued interest, was $2.8 million.

As discussed in Note 14, the Company believes it has provided adequate reserves related to its BlowOut exposures.

10.  CONTINGENCIES:

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

In April 1998, the Company filed a complaint (the Complaint) against Hollywood Entertainment, Inc. (Hollywood), entitled Rentrak corporation v. Hollywood Entertainment et al., case No. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. In the Complaint, the Company alleges that Hollywood breached and is continuing to breach its contractual obligation to acquire all of its leased videocassettes exclusively from the Company. The Company also alleges that Hollywood breached its contractual obligation to fully and accurately report all sales of the Company's videocassettes and to pay the appropriate fees to the Company in connection with such sales. The Company is seeking monetary and injunctive relief for Hollywood's alleged violations of the exclusivity obligation, and monetary relief for Hollywood's alleged reporting and payment violations. As of the date hereof, Hollywood has not filed an answer to the Complaint. Therefore, although the Company expects Hollywood to assert one or more counterclaims, the Company cannot presently described the nature of any such counterclaims, assess their merit or determine whether they may have a material adverse effect on the Company.

In June 1998, Video Update, Inc. (Video Update) filed a complaint (the Complaint) against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Complaint alleges that the Company's efforts to expand its presence in the videocassette distribution business violate several federal antitrust statutes. Specifically, Video Update alleges that the Company's negotiation and execution of exclusive, long-term revenue-sharing agreements with various video retailers constitutes predatory or anticompetitive conduct that violates Section 2 of the Sherman Act. Video Update further alleges that the same conduct, together with the Company's negotiation and execution of an exclusive, long-term revenue-sharing agreement with Video Update, violates Section 1 of the Sherman Act and
Section 3 of the Clayton Act. Video Update is seeking unspecified monetary relief, including treble damages and attorneys' fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. The Company intends to vigorously defend against the allegations in the Complaint, which the Company currently believes are without merit.

The Company is also subject to certain legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operation of the Company.

11.  RENTRAK JAPAN:

As is discussed in Note 1, the Company reduced its one-fourth interest in Rentrak Japan to 10% in August 1996. Summarized financial data for the joint venture for the year in which the Company accounted for the investment on the equity method, after translation to U.S. currency, is as follows:

                                  March 31,
                                       1996

Net sales                         $115,912,094
Cost of sales                       77,291,283
Net income                           2,920,047

Prior to August 1996, the Company accounted for its investment in Rentrak Japan on the equity method. However, no income was recognized by the Company during 1996 and 1997 as the Company's share of Rentrak Japan's income did not exceed the Company's share of cumulative losses.

12.  EMPLOYEE BENEFIT PLANS:

At January 1, 1991, the Company established an employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The amount of the Company's contribution is at the discretion of Board of Directors. Contributions under the 401(k) Plan for the years ended March 31, 1998, 1997 and 1996 were $68,120, $57,743 and $40,436, respectively.

The Company has an Employee Stock Purchase Plan (the Plan). The Board of Directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 151,275 shares remain authorized and available for sale to employees.

All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment is made through payroll deductions.

Under the Plan, employees purchased 5,351 shares for aggregate proceeds of $20,993, 8,685 shares for aggregate proceeds of $36,520, and 5,059 shares for aggregate proceeds of $28,781 in 1998, 1997 and 1996, respectively.

13.  BUSINESS SEGMENTS, SIGNIFICANT SUPPLIERS AND MAJOR CUSTOMER:

Business Segments - Continuing Operations

                                          1998             1997             1996
Net sales (1):
  PPT                                 $113,748,857     $106,038,728      $108,279,012
  Other                                 10,611,861       10,536,922         5,396,884
                                      ------------     ------------      ------------
                                      $124,360,718     $116,575,650      $113,675,896
                                      ============     ============      ============
Income (loss) from operations:
  PPT                                 $  4,850,227     $  3,573,932     $ (2,574,745)
  Other                                  2,354,890        5,660,168         (186,387)
                                      ------------     ------------      ------------
                                      $  7,205,117     $  9,234,100     $ (2,761,132)
                                      ============     ============      ============
Identifiable assets (1):
  PPT                                 $ 49,879,817     $ 42,163,519      $ 77,784,888
  Other                                  3,540,549        3,067,669         2,380,608
                                      ------------     ------------      ------------
                                      $ 53,420,366     $ 45,231,188      $ 80,165,496
                                      ============     ============      ============
Depreciation and amortization:
  PPT                                 $    504,586     $    909,159      $  2,326,861
  Other                                    162,504          165,959           208,421
                                      ------------     ------------      ------------
                                      $    667,090     $  1,075,118      $  2,535,282
                                      ============     ============      ============
Capital Expenditures:
  PPT                                 $    284,401     $  1,212,122      $    640,821
  Other                                    223,997          242,269            11,679
                                      ------------     ------------      ------------
                                      $    508,398     $  1,454,391      $    652,500
                                      ============     ============      ============
Business Segments - Discontinued Operations

                                             1998               1997                1996
Net sales:
  Sports apparel                             $       -          $       -          $ 39,131,760
  Retail video                                       -                  -            17,466,804
                                          ------------       ------------          ------------
                                             $       -          $       -          $ 56,598,564
                                          ============       ============          ============
Income (loss) from discontinued
  operations:
    Sports apparel                           $       -          $       -         $ (4,576,815)
    Retail video                                     -                  -           (6,568,656)
                                          ------------       ------------          ------------
                                             $       -          $       -         $(11,145,471)
                                          ============       ============          ============
Depreciation:
  Sports apparel                             $       -          $       -          $    968,180
  Retail Video                                       -                  -             3,051,476
                                          ------------       ------------          ------------
                                             $       -          $       -          $  4,019,656
                                          ============       ============          ============
Amortization:
  Sports apparel                             $       -          $       -          $ 10,195,094
  Retail video                                       -                  -               504,500
                                          ------------       ------------          ------------
                                             $       -          $       -          $ 10,699,594
                                          ============       ============          ============
Capital Expenditures, net of
acquisitions:
  Sports apparel                             $       -          $       -          $  1,774,507
  Retail video                                       -                  -             7,716,315
                                          ------------       ------------          ------------
                                             $       -          $       -          $  9,490,822
                                          ============       ============          ============

(1)Total amounts differ from those reported on the consolidated financial statements as intercompany transactions and investments in subsidiaries are not eliminated for segment reporting purposes.

The Company has one program supplier that supplied product that generated 48%, a second that generated 17%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1998. The Company has one program supplier that supplied product that generated 43%, a second that generated 23%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1997. The Company has one program supplier that supplied product that generated 39%, a second that generated 21%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1996. There were no other program suppliers who provided product accounting for more than 10% of sales for the years ended March 31, 1998, 1997 and 1996.

The Company currently receives a significant amount of product from one program supplier. Although management does not believe that this relationship will be terminated in the near term, a loss of this supplier could have an adverse affect on operating results.

One customer accounted for 11%, 13% and 10% of the Company's revenues in 1998, 1997 and 1996, respectively.

14.  DISCONTINUED OPERATIONS:

During fiscal year 1997, the Company disposed of substantially all the net assets of Pro Image through either sale or closure of the stores.

Pro Image is accounted for as discontinued operations and, accordingly, its operations are segregated in the accompanying statement of operations. Pro Image incurred losses from operations, net of income tax benefit, of approximately $1.9 million and $12.7 million (including a write-off of intangible assets of $9.3 million (Note 1)) for the years ended February 28, 1997 and February 29, 1996, respectively. These amounts were included in loss on disposal and loss from operations of discontinued subsidiaries in the March 31, 1996 accompanying statement of operations. The Company also accrued at March 31, 1996 other costs of approximately $6.7 million associated with the disposition such as professional fees and a write-down of the assets to their estimated realizable value. A deferred tax asset related to these costs of approximately $3.4 million was also recorded with a valuation allowance reserve against the entire asset. These other costs and write-down costs are included in loss on disposal of subsidiaries in the accompanying statement of operations for the fiscal year ended March 31, 1996.

Net current liabilities of Pro Image at March 31, 1998 and 1997 of approximately $0 and $.2 million represent accrued liabilities remaining to be paid.

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut pursuant to a Reorganization and Distribution Agreement (Distribution Agreement) dated as of November 11, 1996, between the Company and BlowOut. Pursuant to the Distribution Agreement, each holder of common stock of the Company received one share of BlowOut Common Stock for every 8.34 shares of the Company's common stock owned of record by such holder on November 18, 1996. The distributed shares of BlowOut Common Stock represented approximately 60% of the outstanding shares of BlowOut Common Stock. As a result of the distribution, the March 31, 1997 consolidated financial statements reflect the elimination of the net assets and liabilities related to BlowOut and the reduction of the Company's ownership in BlowOut to approximately 9.9% of the outstanding BlowOut Shares. The operations of BlowOut are reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

BlowOut is accounted for as discontinued operations and, accordingly, its operations are segregated in the March 31, 1996 accompanying statement of operations. BlowOut incurred losses from operations, net of income tax benefit, of approximately $4.0 million and $6.0 million for the period ended November 26, 1996 and for the year ended
March 31, 1996, respectively. These amounts are included in loss from discontinued operations and loss on disposal of discontinued subsidiaries in the March 31, 1996, accompanying statement of operations. The Company also accrued at March 31, 1996, professional fees of approximately $.6 million associated with the disposition. A deferred tax asset related to these costs of approximately $1.2 million was also recorded with a valuation allowance reserve against the entire asset. These fees and valuation allowances are included in loss on disposal of subsidiaries in the accompanying statement of operations.

During the year ended March 31, 1997, the Company provided for additional losses related to the spinoff of BlowOut, net of tax benefit of $.7 million, in the amount of approximately $7.5 million.
A deferred tax asset related to these costs of approximately $3.2 million was also recorded with a valuation allowance reserve against the entire asset. The additional losses relate to contingencies which are not settled. These additional losses were offset by an adjustment to the estimated loss on disposal of Pro Image. Due to higher than anticipated sales proceeds from the sale of the Pro Image stores and franchise and recognition of previously reserved deferred tax assets of approximately $4.0 million, the Company recorded a gain of approximately $7.5 million. Therefore, there was no net impact on the March 31, 1997 statement of operations of these adjustments to gain or loss on disposal of discontinued operations.

Net current liabilities of discontinued operations at March 31, 1998 include approximately $4.6 million relating to BlowOut for amounts reserved for contingencies not yet settled as of March 31, 1998. A deferred tax asset related to these costs of approximately $1.7 million was also recorded with a valuation allowance reserve against the entire asset.

Revenues from such operations for the periods ended March 31, were as follows:

                      1997          1996

Pro Image         $24,071,011    $39,131,760
BlowOut            20,451,070     17,466,804

Net current liabilities of discontinued operations include management's best estimates of the anticipated losses from discontinued operations through the final resolution of all contingencies related to the discontinued operations. The estimates are based on an analysis of the costs which may be incurred to dispose of the entities. The amounts the Company will ultimately incur could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.


   Rentrak Corporation
Valuation and Qualifying Accounts
       Schedule II



                             Balance at      Charged to       Charged                         Balance
                              Beginning       Cost and        to Other        Recoveries     at End of
Year ended:                   of Period       Expenses        Accounts       (Deductions)      Period

Allowance for doubtful
     accounts
      March 31, 1996               642,580     (2,327,028)       (332,692)1      2,645,035       627,895
      March 31, 1997               627,895     (3,564,065)        (95,000)       3,440,483       409,313
      March 31, 1998               409,313     (4,655,356)              -        4,832,684       586,641

Advances to program
     suppliers reserve
      March 31, 1996               572,300      1,345,406               -                -     1,917,706
      March 31, 1997             1,917,706       (149,192)              -                -     1,768,514
      March 31, 1998             1,768,514        110,581        (696,338)3              -     1,182,757

Inventory reserve
      March 31, 1996               336,046              -        (336,046)1              -             0
      March 31, 1997                     0              -               -                -             0
      March 31, 1998                     0              -               -                -             0

Other Current Assets -
     Retailer Financing
      Program reserve
      March 31, 1996               267,938        846,582               -                -     1,114,520
      March 31, 1997             1,114,520              -      (1,114,520)2              -             0
      March 31, 1998                     0              -               -                -             0

Other Assets -
     Retailer Financing
      Program reserve
      March 31, 1996             2,974,912      1,943,119               -                -     4,918,031
      March 31, 1997             4,918,031       (771,973)      5,164,396 1,2     1,029,921   10,340,375
      March 31, 1998            10,340,375              -        (467,930)3       (518,450)    9,353,995



1 - Transfered from (to) discontinued operations.
2 - Reclassified from Other Current Assets to Other Assets.
3 - Eliminated against Other Assets


                              PART III


    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
    REGISTRANT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive
    Proxy Statement for its 1998 Annual Meeting of
    Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See
    "Election of Directors" and "Executive Officers".



    ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive
    Proxy Statement for its 1998 Annual Meeting of
    Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See
    "Executive Compensation.



    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
    OWNERS            AND MANAGEMENT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Directors".



    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive
    Proxy Statement for its 1998 Annual Meeting of
    Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See
    "Compensation Committee Interlocks And Insider
    Participation" and Certain Relationships And
    Transactions".


                              PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
    REPORTS ON FORM 8-K

    (a)(1)   Financial Statements

        The following documents are filed as part of the
    Report:

                  Consolidated Financial Statements:  The
              Consolidated Financial Statements of the
              Company are included in Item 8 of this Report:

             Report of Independent Public
              Accountants

             Consolidated Balance Sheets as of March 31,
    1998
               and 1997

             Consolidated Statements of Operations for
    Years
               Ended March 31, 1998, 1997 and
               1996

             Consolidated Statements of Stockholders'
    Equity
               for Years Ended March 31, 1998,
               1997 and 1996

             Consolidated Statements of Cash Flows for
    Years               Ended March 31, 1998, 1997, and 1996

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

    (b) Form 8-K Reports. During the fourth quarter of fiscal 1998, the Company filed no reports on Form 8-
         K.

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

    RENTRAK CORPORATION

    By      /S/ Ron Berger
            Ron Berger, President

    Date   June  25, 1998

        Pursuant to the requirements of the Securities
    Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

    Principal Executive Officer:
    By /S/ Ron Berger                      June 25, 1998
       Ron Berger, President/CEO

    Principal Financial Officer:
    By /S/ F. Kim Cox                       June 25, 1998
       F. Kim Cox, Executive Vice President/
       Chief Financial Officer

    Principal Accounting Officer:
    By /S/ Carolyn Pihl                     June 25, 1998
       Carolyn A. Pihl,
       Chief Accounting Officer

    Majority of Board of Directors:

    By /S/ Pradeep Batra                   June 25, 1998
         Pradeep Batra, Director

    By /S/ Skipper Baumgarten              June 25, 1998
       Skipper Baumgarten, Director

    By /S/ Ron Berger                      June 25, 1998
       Ron Berger, Chairman

    By /S/ Peter Dal Bianco                June 25, 1998
       Peter Dal Bianco, Director

    By /S/ Herbert M. Fischer              June 25, 1998
       Herbert M. Fischer, Director

    By /S/ James P. Jimirro                June 25, 1998
       James P. Jimirro, Director

    By /S/ Bill LeVine                     June 25, 1998
       Bill LeVine, Director

    By /S/ Muneaki Masuda                  June 25, 1998
       Muneaki Masuda, Director

    By /S/ Stephen Roberts                 June 25, 1998
       Stephen Roberts, Director


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

3.2             1995 Restated Bylaws, as amended to
                date (6)

4.1             Articles of Incorporation, as amended
                to date (incorporated by reference to
                Exhibit 3.1)

4.2             Articles II and V of the 1995 Restated
                Bylaws (incorporated by reference to
                Exhibit 3.2)

10.1*           1986 Second Amended and Restated Stock
                Option Plan and Forms of Stock Options
                Agreements (8)

10.4*           Stock Option Agreement with Ron Berger,
                dated April 18, 1990 (2)

10.5*           Stock Option Agreement with Ron Berger,      59
                dated April 18, 1995

10.6*           Employment Agreement with Amir Yazdani       67
                dated December 20, 1995.

10.7*           Amended and Restated Employment
                Agreement with Ron Berger dated
                November 27, 1995 (16)

10.8*           Employment Agreement with F. Kim Cox
                dated April 20, 1995 (10)

10.9*           Employment Agreement with Ed Barnick
                dated January 1, 1996 (24)

10.10*          Rentrak Corporation Amended and
                Restated Directors Stock Option Plan
                (3)

10.11*          Rentrak's 401-K Plan (4)

10.13*          Amended and Restated 1992 Employee
                Stock Purchase Plan of Rentrak
                Corporation (9)

10.17           Joint Development Agreement with CCC
                dated August 6, 1993 (5)

10.18           Business Loan Agreement with Silicon
                Valley Bank dated October 12, 1993 (7)

10.19           Business Loan Modification Agreement
                with Silicon Valley Bank dated June 6,
                1994 (7)

10.21           Second Amendment to Business
                Cooperation Agreement  between Rentrak
                Corporation, Culture Convenience Club
                Co., Ltd., and Rentrak Japan dated June
                16, 1994 (7)

10.23           Business Loan Modification Agreement
                with Silicon Valley Bank dated May 17,
                1996 (11)

10.25*          Employment Agreement with Carolyn Pihl
                dated May 6, 1996 (25)

10.26           Guarantee Agreement dated as of June
                26, 1996 between Rentrak Corporation
                and BlowOut Entertainment, Inc. (13)

10.27           Reorganization and Distribution
                Agreement between Rentrak Corporation
                and BlowOut Entertainment, Inc., dated
                as of November 11, 1996 (12)

10.28           Asset Purchase Agreement by and among
                Pro Image Inc., PI Acquisition, L.C.
                and Rentrak Corporation dated December
                6, 1996 (14)

10.29           Business Loan Modification Agreement
                with Silicon Valley Bank dated December
                27, 1996 (26)

10.30           Business Loan Modification Agreement         79
                with Silicon Valley Bank dated December
                29, 1997

10.31*          The 1997 Non-Officer Employee Stock
                Option Plan of Rentrak Corporation (15)

10.32*          Employment Agreement of Marty Graham
                dated May 17, 1997 (17)

10.33*          Employment Agreement of Michael
                Lightbourne dated July 10, 1997 (18)

10.34*          Employment Agreement of Christopher
                Roberts dated October 27, 1997 (19)

10.35*          Employment Agreement of Ron Berger           85
                dated April 21, 1998

10.36*          The 1997 Equity Participation Plan of
                Rentrak Corporation (20)

10.37*          The Amendment to the 1997 Non-Officer
                Employee Stock Option Plan of Rentrak
                Corporation (21)

10.38*          Rentrak Corporation Non-Qualified Stock
                Option Agreement (22)

10.39*          Rentrak Corporation Incentive Stock
                Option Agreement (23)



10.40           Amendment to the 1997 Equity                 99
                Participation Plan of Rentrak
                Corporation.

10.41           Amendment Number 1 to the 1995 Restated      101
                Bylaws of Rentrak Corporation.

21              List of Subsidiaries of Registrant           102

23              Consent of Arthur Andersen                   103

27              Financial Data Schedule                      N/A





* Management Contract

1 Filed in S-3 Registration Statement, File # 338511 as filed on November 21, 1994.
2 Filed as Exhibit 10.9 to 1991 Form 10-K filed on May 6, 1991. 3 Filed as Exhibit B to 1994 Proxy Statement dated July 11,
   1994.
4  Filed as Exhibit 10.1 to Form 10-K filed on June 28, 1993.
5  Filed as Exhibit 10.5 to Form 10-K filed on June 28, 1993.
6  Filed as Exhibit to Form 8-K filed on June 5, 1995.
7  Filed as Exhibit to 1994 Form 10-K filed on June 29, 1994.
8  Filed as Exhibit A to 1994 Proxy Statement dated July 11,
   1994.
9  Filed as Exhibit 10.13 to Form 10-K filed on June 29, 1995.
10 Filed as Exhibit 10.8 to Form 10-K filed on July 1, 1996.
11 Filed as Exhibit  10.23 to Form 10-K filed on July 1, 1996.
12 Filed as Exhibit 1 to Form 8-K filed on December 9, 1996.
13 Filed as Exhibit 2 to Form 8-K filed on December 9, 1996.
14 Filed as Exhibit 1 to Form 8-K filed on December 31, 1996.
15 Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
16 Filed as Exhibit 10 to Form 10-Q filed on November 14, 1995. 17 Filed as Exhibit 10.1 to Form 10-Q filed on November 3, 1997. 18 Filed as Exhibit 10.2 to Form 10-Q filed on November 3, 1997. 19 Filed as Exhibit 10.3 to Form 10-Q filed on November 3, 1997. 10 Incorporated by reference to the Company's Proxy Statement dated June 25, 1997 for the Company's 1997 Annual Meeting of
   Shareholders.
21 Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.
22 Filed as Exhibit 10.6 to Form 10-Q filed on November 3, 1997. 23 Filed as Exhibit 10.1 to Form 10-Q filed on February 9, 1998. 24 Filed as Exhibit 10.9 to Form 10-K filed on June 19, 1997.
25 Filed as Exhibit 10.25 to Form 10-K filed on June 19, 1997.
26 Filed as Exhibit 10.29 to Form 10-K filed on June 19, 1997.