Form 10-K/A
period 1997-03-31
RENTRAK CORP
filed 1998-07-15
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                            FORM 10 - K/A
                          (Amendment No. 1)

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

(Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 1, 1998.
Includes shares held by certain depository organizations.)

As of June 1, 1998, the Registrant had 11,006,224 shares of Common Stock outstanding.

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

     QUARTER ENDED         HIGH                 LOW

     JUNE 30, 1996       $ 5.625              $4.250
     SEPTEMBER 30, 1996  $ 4.875              $3.844
     DECEMBER 31, 1996   $ 4.375              $3.125
     MARCH 31, 1997      $ 3.500              $2.625
     JUNE 30, 1997       $ 4.313              $2.438
     SEPTEMBER 30, 1997  $ 4.750              $3.563
     DECEMBER 31, 1997   $ 5.938              $3.281
     MARCH 31, 1998      $10.375              $4.250

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

Dated this 14th day of July, 1998


            RENTRAK CORPORATION:


            /s/ Carolyn A. Pihl

            Carolyn A. Pihl
            Vice President Finance

            Signing on behalf of the registrant