Form 10-Q
period 1998-06-30
RENTRAK CORP
filed 1998-08-10
CIK 800458

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: June 30,
     1998

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

Registrant's telephone number, including area code:503)284-7581

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (x)      No ( )

As of July 31, 1998, the Registrant had 11,007,002 shares of
Common Stock outstanding.


                  PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Consolidated Statements of Income for the three
         month periods ended June 30, 1998 and June 30,
         1997

         Consolidated Balance Sheets as of June 30, 1998
         and March 31, 1998

         Consolidated Statements of Cash Flows for the three month periods ended June 30, 1998 and June
         30, 1997

         Notes to Consolidated Financial Statements


              RENTRAK CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME


                                                    (UNAUDITED)
                                                Three Months Ended June 30,
                                                              1998               1997

REVENUES:
     PPT                                             $  30,441,358      $  28,771,168
     Other                                               3,018,084          1,843,383

                                                        33,459,442         30,614,551

OPERATING COSTS AND EXPENSES:
     Cost of sales                                      27,547,868         25,038,640
     Selling, general, and administrative                3,761,942          3,419,737

                                                        31,309,810         28,458,377

INCOME FROM OPERATIONS                                   2,149,632          2,156,174

OTHER INCOME (EXPENSE):
     Interest income                                       121,862            122,851
     Interest expense                                      (18,225)            (5,000)
     Other                                                (117,768)              -

                                                           (14,131)           117,851

INCOME BEFORE INCOME TAX PROVISION                       2,135,501          2,274,025

INCOME TAX PROVISION                                       845,657            962,891
NET INCOME                                          $    1,289,844     $    1,311,134

EARNINGS PER SHARE:
    Basic                                           $         0.12     $         0.11
    Diluted                                         $         0.11     $         0.11


     The accompanying notes are an integral
     part of these consolidated statements.



                   RENTRAK CORPORATION
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                                                              UNAUDITED
                                                               June 30         March 31,
                                                                1998             1998

CURRENT ASSETS:

    Cash and cash equivalents                                $   5,180,636    $   6,361,680
    Accounts receivable, net of allowance for doubtful
       accounts of  $394,470 and $586,641                       21,338,028       24,395,143
    Advances to program suppliers                                4,927,361          431,975
    Inventory                                                    2,739,199        2,427,176
    Deferred tax asset                                           1,217,950        1,217,950
    Other current assets                                         5,219,204        4,582,337
    Total current assets                                        40,622,378       39,416,261

PROPERTY AND EQUIPMENT, net                                      1,809,861        1,910,317
OTHER INVESTMENTS, net                                             654,002          887,884
DEFERRED TAX ASSET                                               4,155,243        4,087,292
OTHER ASSETS                                                     5,220,241        5,306,943
          TOTAL ASSETS                                        $ 52,461,725     $ 51,608,697

          The accompanying notes are an integral
        part of these consolidated balance sheets.

                   RENTRAK CORPORATION
               CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              UNAUDITED
                                                              June 30,         March 31,
                                                                1998             1998
CURRENT LIABILITIES:
     Line of credit                                        $          -       $   6,000,000
     Accounts payable                                           29,520,499       23,333,656
     Accrued liabilities                                         3,014,025        2,532,832
     Accrued compensation                                          611,155        1,072,848
     Deferred revenue                                               53,939          829,863
     Net current liabilities of discontinued operations          4,585,373        4,585,373
          Total current liabilities                             37,784,991       38,354,572

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                                 -                -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 11,006,983 shares
         at June 30, 1998 and  10,986,455 at
         March 31, 1998                                             11,007           10,987
     Capital in excess of par value                             45,451,048       45,365,298
     Net unrealized gain (loss) on investment securities           (56,224)          54,645
     Accumulated deficit                                       (29,504,419)     (30,794,263)
     Less - Deferred charge - warrants                          (1,224,678)      (1,382,542)
                                                                14,676,734       13,254,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 52,461,725     $ 51,608,697

          The accompanying notes are an integral
        part of these consolidated balance sheets.

                    RENTRAK CORPORATION
                  STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
                                                            Three Months Ended June 30,
                                                                    1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                 $      1,289,844    $      1,311,134
    Adjustments to reconcile income to
          net cash provided (used) in operations
    Loss on investment / asset sales                                    117,768                -
    Depreciation and Amortization                                       196,494             210,495
    Amortization of warrants                                            157,864             151,698
    Provision for doubtful accounts                                    (131,653)             (5,246)
    Studio advance reserves                                                -                (12,126)
    Deferred income taxes                                                  -                426,471
    Change in specific accounts:
        Accounts receivable                                           3,231,437            (600,031)
        Advances to program suppliers                                (4,495,386)           (138,148)
        Inventory                                                      (312,023)            (39,650)
        Other current assets                                           (636,867)            113,416
        Accounts payable                                              6,186,843           3,276,350
        Accrued liabilities & compensation                                19,500           (285,992)
        Deferred revenue                                               (775,924)           (109,677)
        Net current liabilities of discontinued operations                 -                (43,198)
             Net cash provided (used) by operations                   4,847,897           4,255,496

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (72,087           (143,651)
    Investments in retailer financing program                                              (545,108)
    Proceeds from sale of investments                                     65,121               -
    (Purchase) reduction of other assets & intangibles                 (107,745)           (677,211)
          Net cash provided (used) by investing activities             (114,711)         (1,365,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (Payments) under line of credit, net                  (6,000,000)         (5,000,000)
    Repurchase of common stock                                             -               (732,366)
    Issuance of common stock                                              85,770              24,482

          Net cash provided (used) by financing activities           (5,914,230)         (5,707,884)

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                 (1,181,044)         (2,818,358)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                    6,361,680          10,167,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      5,180,636    $      7,348,811

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                             $         18,225    $          5,000
          Income taxes, net of refunds                                  107,857             142,093
    NON-CASH TRANSACTIONS
           Increase (decrease) in net unrealized gain on
                 investment securities                                 (110,869)             21,091
           Retailer Loan Program Investment through
                 conversion of accounts receivable                                        1,031,626


           The accompanying notes are an integral
           part of these consolidated statements.


                         RENTRAK CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1998 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal and recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The Condensed Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all inter-company accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method. Certain amounts in the prior period's Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.


NOTE B:    Net Income Per Share

                     3-Months Ended            3-Months Ended
                      June 30, 1998            June 30, 1997
                   Basic     Diluted        Basic        Diluted

Weighted average
number of shares
of common stock
outstanding      11,004,333   11,004,333    11,697,712    11,697,712

Dilutive effect
of exercise of
stock options            -      931,306             -        70,352

Weighted average
number of shares
of common stock
and common stock
equivalents      11,004,333   11,935,639    11,697,712    11,768,064



Net Income      $ 1,289,844  $ 1,289,844   $ 1,311,134    $1,311,134

Net Income per
Share           $      0.12  $      0.11   $      0.11    $     0.11


Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options. In the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for the three month period ended June 30, 1997 was restated.

                                          Three Months
               Per Share Amounts             Ended
                                          June 30,1997

               Primary EPS as reported        $.10
               Effect of SFAS No. 128          .01
               Basic EPS as Restated          $.11

               Fully Diluted EPS as reported  $.10
               Effect of SFAS No. 128          .01
               Diluted EPS as restated        $.11

NOTE C:     Major Suppliers

For the quarter ended June 30, 1998, the Company had one program supplier whose product generated 32 percent, a second that generated 31 percent, and a third that generated an additional 17 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1998.

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding liquidity and capital resources constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements can be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, the ability of the Company and its suppliers and customers to address potential Year 2000 problems, and the continued availability of prerecorded videocassettes ("Cassettes") from Program Suppliers. Such factors are discussed in more detail in the Company's 1998 Annual Report to Shareholders.

Results of Operations

For the quarter ended June 30, 1998, total revenue increased $2.9 million, or 9.5 percent, rising to $33.5 million from $30.6 million in the quarter ended June 30, 1997. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; buy out fees when retailers purchase Cassettes at the end of the lease term; royalty payments from Rentrak Japan; and sale of Cassettes.

The increase in total revenue and the increases described in the following paragraph were primarily due to the growth in (i) the total number of Cassettes leased under the PPT System.
 (ii) the number of retailers approved to lease Cassettes under the PPT System from the Company (the "Participating Retailers"); and (iii) the number of titles released to the PPT System.

Cost of sales for the quarter ended June 30, 1998 rose to $27.5 million from $25.0 million in the quarter ended June 30, 1997, an increase of $2.5 million, or 10 percent. The increase is due to the increase in revenue noted above.

Selling, general and administrative expenses were $3.8 million for the quarter ended June 30, 1998 compared to $3.4 million in the quarter ended June 30, 1997, an increase of $0.4 million, or 11.8 percent.
The increase in selling, general and administrative expenses is primarily due to increased legal fees related primarily to executing marketing agreements with traditional distributors and other contracts. Even with these legal costs, selling, general and administrative expenses as a percentage of revenue remained unchanged at 11% compared to the same quarter of the prior year.

For the quarter ended June 30, 1998, the Company recorded a net income of $1.3 million, or 3.9 percent of total revenue, compared to a net income of $1.3 million, or 4.3 percent of total revenue in the quarter ended June 30, 1997. This decrease in pre-tax profit as a percentage of revenue is primarily due to the increase in selling, general and administrative expenses as noted above.


Consolidated Balance Sheet

At June 30, 1998, total assets were $52.5 million, an increase of $.9 million from the $51.6 million at March 31, 1998. As of June 30, 1998, cash decreased $1.2 million to $5.2 million from $6.4 million at March 31, 1998. Accounts receivable decreased $3.1 million from $24.4
million at March 31, 1998 to $21.3 million at June 30, 1998.   The
line of credit of $6.0 million which was outstanding at March 31, 1998, was repaid during the quarter with cash on hand and collections of outstanding accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and other liquid investments of $5.2 million, compared to $6.4 million at March 31, 1998. At June 30, 1998, the Company's current ratio (current assets/current liabilities) increased to 1.08 from 1.03 at March 31, 1998.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $12.5 million or the sum of (a) 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999. Interest is payable monthly at the bank's prime rate (8.5 percent at June 30, 1998). The lender has an option to purchase 10,000 unregistered shares of common stock of the Company at $7 per share, which exceeded market value at the date of grant. The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. As of June 30, 1998, the Company is in compliance with these covenants. The Company had no borrowings under this line at June 30, 1998.

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

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of June 30, 1998, the Company had invested or loaned approximately $14.3 million in various retailers. The investments individually range from $0.2 million to $5.3 million. Interest rates per annum on the various loans range from nine percent to the prime rate plus 2 percent. As each financing is made, and periodically throughout the term of the agreement, the Company assesses the likelihood of recoverability of the amount invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of June 30, 1998, the Company reserved approximately $9.3 million.

As noted in the Company's 1998 Annual Report to Shareholders, the Company distributed to its Shareholders shares of common stock of BlowOut Entertainment, Inc. (BlowOut). The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements. Net current liabilities of discontinued operations include management's best estimates of the anticipated losses from discontinued operations through the final resolution of all contingencies related to the disposition of BlowOut. The estimates are based on an analysis of the costs which may be incurred to dispose of the entity. The amounts the Company will ultimately incur could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

BlowOut is an early stage company requiring additional financing if it is to continue its expansion and support its operations. The Company is the principal creditor to BlowOut. Pursuant to a Financing
Agreement, the Company agreed to provide guarantees for up to $7 million of indebtedness of BlowOut (the "Guarantee").

       The obligations under the Guarantee are comprised of the following:

           (a) BlowOut has a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of June 30, 1998, BlowOut had borrowed approximately $1.5 million under the Credit Facility.

           (b) BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75 percent (11.25 percent as of June 30, 1998). The term of the Line of Credit is three years. The Company has agreed, pursuant to an Unconditional Repurchase Agreement, to purchase under certain circumstances in the event of default under the Line of Credit, BlowOut's Cassette inventory at specified amounts up to a principal amount of $5 million. In February 1998, the Company entered into an agreement with BlowOut and CCC (the "Tri-Party Agreement") under which BlowOut has agreed not to draw down in excess of $4.0 million under the Line of Credit. As of June 30, 1998, BlowOut had borrowed approximately $2.7 million under the Line of Credit.

 There can be no assurance that the Company will not have to pay out under these guarantees or provide other accommodations. During the term of the Guarantee, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Guarantee.

 In fiscal year 1997, BlowOut executed a $3.0 million note in favor of the Company which accrues interest at 9 percent per annum. As part of the Tri-Party Agreement, the Company agreed to defer principal and interest payments on this note by BlowOut until December 31, 2004 during which deferment period no interest accrues. The Company also agreed to the forgiveness of all or a portion of the $3.0 million note as BlowOut is able to lower the Company's contingent obligations under its guarantees. At June 30, 1998, the total outstanding balance of the debt under such note, including accrued interest, was $2.8 million.

 The Company's exposure related to adverse financial and operational developments at BlowOut is limited to its receivables from BlowOut and the obligations under the Guarantee.

 The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facility. These sources are expected to be sufficient to fund the Company's operations for the year ending March 31, 1999.


                              PART II

 Item 1.  Legal Proceedings.

 On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan Fair Corporation, sued the Company and two of its officers in relation to the Company's attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. The case is pending in the U.S. District Court for the Eastern District of Wisconsin. Plaintiff alleges breach of contract, fraud, misrepresentation, and violations of RICO (the Racketeer Influenced and Corrupt Organizations Act of 1970), and also asserts claims based on a promissory estoppel theory. The Company believes that all of the Plaintiff's claims are without merit and has recently filed a motion to dismiss all claims. The Company intends to continue to vigorously defend itself and its officers against the suit.

 In April 1998, the Company filed a complaint (the "Hollywood Complaint") against Hollywood Entertainment, Inc. ("Hollywood"), entitled Rentrak Corporation v. Hollywood Entertainment et al., case no. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. In the Hollywood Complaint, the Company alleges that Hollywood breached and is continuing to breach its contractual obligation to acquire all of its leased videocassettes exclusively from the Company. The Company also alleges that Hollywood committed certain audit violations including breaching its contractual obligation to fully and accurately report all sales of the Company's videocassettes and to pay the appropriate fees to the Company in connection with such sales. The Company is seeking monetary damages in the amount of $180,264,576 and injunctive relief for Hollywood's alleged violations of the exclusivity obligation. On June 16, 1998, Hollywood responded to the Hollywood Complaint denying Rentrak's allegations and asserting a claim for attorney's fees. The Company has suspended the ordering privileges of Hollywood on account of its breach of the PPT Agreement and Hollywood has served Rentrak notice attempting to terminate its PPT Agreement with Rentrak.

 In June 1998, Video Update, Inc. ("Video Update") filed a complaint (the "Video Update Complaint") against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleges various violations of the antitrust laws, including that the Company has attempted to monopolize the market for videocassettes leased to retail video stores in violation of Section 2 of the Sherman Act.
 Video Update further alleges that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violates Section 1 of the Sherman Act and
 Section 3 of the Clayton Act. Video Update is seeking unspecified monetary relief, including treble damages and attorneys' fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. The Company believes the Complaint filed by Video Update lacks merit and intends to vigorously defend against the allegations in the Complaint. The Company has filed a motion to dismiss or transfer pursuant to the Federal Rule of Civil Procedure 12(b)(3) or alternatively to transfer pursuant to 28 U.S.C. Section 14.04.


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

Dated this 10th day of August, 1998

            RENTRAK CORPORATION:

            /s/ Carolyn A. Pihl

            Carolyn A. Pihl
            Chief Accounting Officer
            Signing on behalf of the registrant