Form 10-Q
period 1998-09-30
RENTRAK CORP
filed 1998-11-10
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For Quarter Ended: September
30, 1998

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


Registrant's telephone number, including area code: (503) 284-
7581

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of October 31, 1998, the Registrant had 10,674,868 shares of
Common Stock outstanding.







                PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 1998 and
     March 31, 1998

     Consolidated Statements of Income for the three month periods ended September 30, 1998 and September 30, 1997

     Consolidated Statements of Income for the six month periods ended September 30, 1998 and September 30, 1997

     Consolidated Statements of Cash Flows for the six month periods ended September 30, 1998 and September 30, 1997

     Notes to Consolidated Financial Statements


                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

                          ASSETS
                                                              UNAUDITED
                                                            September 30,      March 31,
                                                                1998             1998
CURRENT ASSETS:

    Cash and cash equivalents                                    $2,533,774       $6,361,680
    Accounts receivable, net of allowance for doubtful
       accounts of  $206,505 and $586,641                        22,954,602       24,395,143
    Advances to program suppliers                                 3,705,707          431,975
    Inventory                                                     2,458,227        2,427,176
    Deferred tax asset                                              999,880        1,217,950
    Other current assets                                          6,511,539        4,582,337

    Total current assets                                         39,163,729       39,416,261

PROPERTY AND EQUIPMENT, net                                       1,850,294        1,910,317
OTHER INVESTMENTS, net                                              574,592          887,884
DEFERRED TAX ASSET                                                4,087,812        4,087,292
OTHER ASSETS                                                      7,181,808        5,306,943

          TOTAL ASSETS                                          $52,858,235      $51,608,697

          The accompanying notes are an integral
        part of these consolidated balance sheets.

                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              UNAUDITED
                                                            September 30,      March 31,
                                                                1998             1998

CURRENT LIABILITIES:
     Line of credit                                             $5,115,000       $6,000,000
     Accounts payable                                           25,090,955       23,333,656
     Accrued liabilities                                         2,717,050        2,532,832
     Accrued compensation                                          659,025        1,072,848
     Deferred revenue                                              119,035          829,863
     Net current liabilities of discontinued operations          4,585,373        4,585,373

          Total current liabilities                             38,286,438       38,354,572

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                                    0                0
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 10,916,824 shares
         at September 30, 1998 and  10,986,455 at
         March 31, 1998                                             10,917           10,987
     Capital in excess of par value                             45,059,401       45,365,298
     Net unrealized gain (loss) on investment securities           (38,080)          54,645
     Accumulated deficit                                       (29,437,460)     (30,794,263)
     Less - Deferred charge - warrants                          (1,022,981)      (1,382,542)

                                                                14,571,797       13,254,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $52,858,235      $51,608,697


          The accompanying notes are an integral
        part of these consolidated balance sheets.

               RENTRAK CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME



                                                      (UNAUDITED)
                                                  Three Months Ended September 30,

                                                         1998                1997

REVENUES:
     PPT                                                  $27,907,650         $26,721,000
     Other                                                  4,421,367           2,127,511

                                                           32,329,017          28,848,511

OPERATING COSTS AND EXPENSES:
     Cost of sales                                         27,054,981          23,802,293
     Selling, general, and administrative                   5,200,923           3,156,183

                                                           32,255,904          26,958,476

INCOME FROM OPERATIONS                                         73,113           1,890,035

OTHER INCOME (EXPENSE):
     Interest income                                          109,803             128,325
     Interest expense                                         (75,767)                  0

                                                               34,036             128,325

INCOME BEFORE INCOME TAX PROVISION                            107,149           2,018,360

INCOME TAX PROVISION                                           40,190             814,472
NET INCOME                                                    $66,959          $1,203,888

EARNINGS PER SHARE:
    Basic                                                       $0.01               $0.11
    Diluted                                                     $0.01               $0.10


      The accompanying notes are an integral
      part of these consolidated statements.


              RENTRAK CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME



                                                    (UNAUDITED)
                                                Six Months Ended September 30,
                                                       1998               1997

REVENUES:
     PPT                                               $58,349,008        $55,492,168
     Other                                               7,439,451          3,970,894

                                                        65,788,459         59,463,062

OPERATING COSTS AND EXPENSES:
     Cost of sales                                      54,602,849         48,840,933
     Selling, general, and administrative                8,962,865          6,575,920

                                                        63,565,714         55,416,853

INCOME FROM OPERATIONS                                   2,222,745          4,046,209

OTHER INCOME (EXPENSE):
     Interest income                                       231,665            251,176
     Interest expense                                      (93,992)            (5,000)
     Other                                                (117,768)                 0

                                                            19,905            246,176

INCOME BEFORE INCOME TAX PROVISION                       2,242,650          4,292,385

INCOME TAX PROVISION                                       885,847          1,777,363
NET INCOME                                              $1,356,803         $2,515,022

EARNINGS PER SHARE:
    Basic                                                    $0.12              $0.22
    Diluted                                                  $0.12              $0.22


     The accompanying notes are an integral
     part of these consolidated statements.

                    RENTRAK CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
                                                            Six Months Ended September 30,
                                                                   1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $1,356,803          $2,515,022
    Adjustments to reconcile income to
          net cash provided (used) in operations
    Loss on investment / asset sales                                   220,607                   0
    Depreciation and Amortization                                      501,449             419,231
    Amortization of warrants                                           359,561             303,396
    Provision for doubtful accounts                                     (5,840)           (309,733)
    Retailer financing reserves                                              0            (300,000)
    Studio advance reserves                                              9,121             (17,852)
    Deferred income taxes                                              274,382             534,768
    Change in specific accounts:
        Accounts receivable                                          1,489,050            (389,780)
        Advances to program suppliers                               (3,282,853)         (2,153,991)
        Inventory                                                      (31,051)           (328,946)
        Other current assets                                        (1,929,202)           (589,460)
        Accounts payable                                             1,757,299           4,223,011
        Accrued liabilities & compensation                            (229,605)           (421,064)
        Deferred revenue                                              (710,828)         (1,195,376)
        Net current liabilities of discontinued operations                   0             (47,741)

             Net cash provided (used) by operations                   (221,107)          2,241,485

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (285,475)           (256,749)
    Investments in retailer financing program                         (929,320)           (750,000)
    Proceeds from sale of investments                                  234,368                   0
    Purchase of other assets & intangibles                          (1,435,405)           (581,332)

          Net cash used by investing activities                     (2,415,832)         (1,588,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments under line of credit, net                                (885,000)                  0
    Repurchase of common stock                                        (388,547)         (2,998,877)
    Repurchase of Warrants                                                   0            (250,000)
    Issuance of common stock                                            82,580              28,219

          Net cash used by financing activities                     (1,190,967)         (3,220,658)

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                (3,827,906)         (2,567,254)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                   6,361,680          10,167,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $2,533,774          $7,599,915

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                                     $93,992              $5,000
          Income taxes, net of refunds                                 427,155           1,337,366
    NON-CASH TRANSACTIONS
           Decrease in net unrealized gain on
                 investment securities                                 (92,725)           (190,086)
           Retailer Loan Program Investment through
                 conversion of accounts receivable                      42,669           1,196,856




           The accompanying notes are an integral
           part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and six month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1998 Annual Report to Shareholders.

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


NOTE B:    Net Income Per Share

Basic earnings per common shares is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants. In the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". As a result, the Company's reported earnings per share for the three month and six month periods ended September 30, 1998 were restated.

                         Three Months Ended   Six Months Ended
Per Share Amounts        September 30, 1997   September 30, 1997

Primary EPS as reported         $0.10               $0.20
Effect of SFAS No. 128           0.01                0.02
Basic EPS as Restated           $0.11               $0.22

Fully Diluted EPS as reported   $0.10               $0.19
Effect of SFAS No. 128             -                 0.03
Diluted EPS as Restated         $0.10               $0.22

Note B:    Net Income Per Share

                     3-Months Ended          6-Months Ended          3-Months Ended          6-Months Ended
                     September 30, 1998      September 30, 1998      September 30, 1997      September 30, 1997
                     Basic      Diluted      Basic      Diluted      Basic      Diluted      Basic      Diluted

Weighted average
number of shares
of common stock
outstanding           10,988,466  10,988,466  10,996,400  10,996,400  11,369,295  11,369,295  11,533,504  11,533,504

Dilutive effect of
exercise of
stock options                  -     158,436           -     544,870           -      98,882           -      84,617

Weighted average
number of shares of
common stock and
common stock
equivalents           10,988,466  11,146,902  10,996,400  11,541,270  11,369,295  11,468,177  11,533,504  11,618,121

Net Income               $66,959     $66,959  $1,356,803  $1,356,803  $1,203,888  $1,203,888  $2,515,022  $2,515,022

Net Income per
Share                      $0.01       $0.01       $0.12       $0.12       $0.11       $0.10       $0.22       $0.22


Warrants to purchase approximately 6.5 million shares of common stock at prices ranging from $4.77-$9.78 per share were outstanding during the year but were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares.
The warrants and options, which expire during fiscal years 2000 through 2008 remain outstanding at September 30,1998.

NOTE C:     Major Suppliers

For the quarter ended September 30, 1998, the Company had one program supplier whose product generated 34 percent, a second that generated 23 percent, and a third that generated an additional 17 percent of Rentrak revenues. For the six month period ended September 30, 1998, the Company had one program supplier whose product generated 32 percent, a second that generated 28 percent, and a third that generated an additional 17 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of revenue for the three or six month periods ended September 30, 1998.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding liquidity and capital resources constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements can be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, the ability of the Company and its suppliers and customers to address potential Year 2000 problems, and the continued availability of prerecorded videocassettes ("Cassettes") from Program Suppliers. Such factors are discussed in more detail in the Company's 1998 Annual Report to Shareholders.

Results of Operations

For the quarter ended September 30, 1998, total revenue increased $3.5 million, or 12 percent, rising to $32.3 million from $28.8 million in the quarter ended September 30, 1997. For the six month period ended September 30, 1998, total revenue increased $6.3 million, or 10.6 percent, to $65.8 million from $59.5 million in the six month period ended September 30, 1997. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; buy out fees when retailers purchase Cassettes at the end of the lease term; royalty payments from Rentrak Japan; and sale of Cassettes.

The increase in total revenue and the increases described in the following paragraph were primarily due to the growth in
(i) the total number of Cassettes leased under the PPT System; (ii) the number of retailers approved to lease Cassettes under the PPT System from the Company (the "Participating Retailers"); (iii) the number of titles released to the PPT System; and (iv) a one-time royalty of $1 million from Rentrak Japan which was recorded in September, 1998.

These increases in total revenue were offset in part by weaker than expected rental turns on certain popular titles, which in turn led to the Company recording additional costs related to guarantee minimum payments to program suppliers.

For the quarter ending December 31, 1998, program suppliers are offering more titles on a sell-through basis than historical levels. The Company cannot predict the effect of this added number of sell-through titles but they could have an adverse impact on the results of operations for the quarter ending December 31, 1998.

Cost of sales for the quarter ended September 30, 1998 rose to $27.1 million from $23.8 million in the quarter ended September 30, 1997, an increase of $3.3 million, or 13.7 percent. Cost of sales for the six month period ended September 30, 1998 rose to $54.6 million from $48.8 million the prior year, an increase of $5.8 million or 11.9 percent. These increases are due to the increases in revenue noted above and additional costs which were recorded in the quarter ended September 30, 1998 related to the guarantee minimum payments due to program suppliers on certain movie titles .

The gross profit margin decreased to 16.3 percent in the quarter ended September 30, 1998 from 17.5 percent the previous year. The gross profit margin decreased to 17.0 percent in the six month period ended September 30, 1998 from 17.9 percent in the six month period ended September 30, 1997. These decreases are primarily due to the increase in cost of sales as noted above partially offset by the increase in royalty revenue.

Selling, general and administrative expenses were $5.2 million for the quarter ended September 30, 1998 compared to $3.2 million in the quarter ended September 30, 1997, an increase of $2.0 million, or 64.8 percent. Selling general and administrative expenses were $9.0 million in the six month period ended September 30, 1998 compared to $6.6 million in the six month period ended September 30, 1997, an increase of $2.4 million or 36.4 percent. The increase in selling, general and administrative expenses is primarily due to increased legal fees and marketing expenses. Also, in the quarter ended September 30, 1997 the Company recognized a reduction in selling, general and administrative expenses due to the recovery of amounts which were loaned under the retailer loan program and which had been previously reserved.

For the quarter ended September 30, 1998, the Company recorded net income of $.1 million , compared to net income of $1.2 million in the quarter ended September 30, 1997. For the six month period ended September 30, 1998, the Company recorded net income of $1.4 million , compared to net income of $2.5 million, in the six month period ended September 30, 1997. These decreases in pre-tax profits are primarily due to the increases in selling, general and administrative expenses as noted above.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, total assets were $52.9 million, an increase of $1.3 million from the $51.6 million at March 31, 1998. As of September 30, 1998, cash decreased $3.9 million to $2.5 million from $6.4 million at March 31, 1998. The decrease is primarily due to the increase in other assets such as advances to program suppliers and advances to retailers under the retailer loan program.

At September 30, 1998, the Company's current ratio (current assets/current liabilities) remained unchanged from March
31, 1998 at 1.03.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of (a) $12.5 million or (b) the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999. Interest is payable monthly at the bank's prime rate (8.5 percent at September 30, 1998). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. As of September 30, 1998, the Company is in compliance with
these covenants.   The Company had $5.1 million outstanding
under this line at September 30, 1998.

The Company has established a retailer financing program whereby the Company will provide, on a selective basis, financing to video retailers which the Company believes have the potential for substantial growth in the industry. In connection with these financings, the Company typically makes a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financing, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. Under these agreements, retailers are typically required to obtain some or all of their requirements of Cassettes from those offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of September 30, 1998, the Company had invested or loaned approximately $15 million in various retailers. The investments individually range from $0.1 million to $4.7 million. Interest rates per annum on the various loans range from nine percent to the prime rate plus 2 percent.
As each financing is made, and periodically throughout the term of the agreement, the Company assesses the likelihood of recoverability of the amount invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of September 30, 1998, the Company reserved approximately $9.2 million.

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

BlowOut is an early stage company requiring additional financing if it is to continue its expansion and support its operations. The Company is the principal creditor to BlowOut. Pursuant to a Financing Agreement, the Company agreed to provide guarantees for up to $7 million of indebtedness of BlowOut (the "Guarantee").
          The obligations under the Guarantee are comprised of the following:

          (a) BlowOut has a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to
14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of September 30, 1998, BlowOut had borrowed approximately $1.5 million under the Credit Facility. BlowOut has stated that at October 28, 1998, it was delinquent with respect to the principal and interest payment due on October 1, 1998, under the Credit Facility in the amount of $46,379.

          (b) BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75 percent (11.25 percent as of September 30, 1998). The term of the Line of Credit is three years. The Company has agreed, pursuant to an Unconditional Repurchase Agreement, to purchase under certain circumstances in the event of default under the Line of Credit, BlowOut's Cassette inventory at specified amounts up to a principal amount of $5 million. In February 1998, the Company entered into an agreement with BlowOut and Culture Convenience Club ("CCC") (the "Tri-Party Agreement") under which BlowOut has agreed not to draw down in excess of $4.0 million under the Line of Credit. As of September 30, 1998, BlowOut had borrowed approximately $3.6 million under the Line of Credit.

There can be no assurance that the Company will not have to pay out under these guarantees or provide other accommodations. During the term of the Guarantee, BlowOut has agreed to pay the Company a weekly fee at a rate equal to .02 percent per week of then-currently outstanding indebtedness subject to the Guarantee.

In fiscal year 1997, BlowOut executed a $3.0 million note in favor of the Company which accrues interest at 9 percent per annum. As part of the Tri-Party Agreement, the Company agreed to defer principal and interest payments on this note by BlowOut until December 31, 2004 during which deferment period no interest accrues. The Company also agreed to the forgiveness of all or a portion of the $3.0 million note as BlowOut is able to lower the Company's contingent obligations under its guarantees. At September 30, 1998, the total outstanding balance of the debt under such note, including accrued interest, was $2.8 million.

BlowOut has stated that it is encountering severe financial difficulties because of a decline in revenue, limited cash resources, recent inability to obtain videocassettes for rental on terms favorable to BlowOut and high fixed costs in relation to its revenue, all of which may affect BlowOut's continuing financial viability. BlowOut also stated that unless it is able to obtain new equity and/or debt capital or is able to refinance its existing debt (including trade payables) to generate additional cash flows, BlowOut management believes that BlowOut's existing sources of cash will not be sufficient to meet BlowOut's operating needs through calendar 1998. If BlowOut's financial condition deteriorates further and/or if BlowOut seeks bankruptcy protection, the Company may be obligated to make payments under the Guarantee (including pursuant to the Repurchase Agreement), the Company may not be able to collect its outstanding receivables owed by BlowOut, the Company could be subject to other claims and the Company's claims could be subject to defenses arising under applicable bankruptcy law.

On November 26, 1996, the Board authorized the re-purchase of up to two million shares of Common Stock in open market and negotiated purchases. During the quarter ended
September 30, 1998, the Company acquired 91,800 shares for an aggregate amount of approximately $369,000. As of September 30, 1998, the Company acquired 1,528,100 shares for an aggregate amount of approximately $5,818,000. These purchases were funded through cash flows from operations.

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

Accordingly, the Company began assessing the scope of the Year 2000 problem both internally and among its suppliers and customers as far back as March 1997, and began implementing remedial measures soon thereafter. The Company is conducting extensive tests of all software and hardware systems used internally in the Company's business to determine whether they are Year 2000 compliant. The Company's internal assessment, testing, and remediation program is expected to be completed by March 31, 1999. Although the Company believes that these corrective measures will adequately address the Year 2000 problem, there can be no assurance that every Year 2000 problem will be discovered and addressed, or that every remedial measure will be effective. To the extent that Year 2000 problems persist, the Company could experience the adverse consequences described above, some or all of which could be material.

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

The Company expects the total cost of its assessments, corrective measures, and testing to be less than $250,000 of which approximately $150,000 has already been incurred.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCOLUSRES ABOUT
          MARKET RISK

None.


                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In April 1998, the Company filed a complaint (the "Hollywood Complaint") against Hollywood Entertainment, Inc. ("Hollywood"), entitled Rentrak Corporation v. Hollywood Entertainment et al., case no. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. There have been no material changes in this litigation since it was reported in the Company's 10-Q for quarter ended June 30, 1998.

On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan Fair Corporation, sued the Company and two of its officers in relation to the Company's attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. The case is pending in the U.S. District Court for the Eastern District of Wisconsin. There have been no material changes in this litigation since it was reported in the Company's 10-Q for quarter ended June 30, 1998.

As previously reported in the Company's 1998 Annual Report and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, in June 1998, Video Update, Inc. ("Video Update") filed a complaint (the "Video Update Complaint") against the Company entitled Video Update, Inc.
v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleges various violations of the antitrust laws, including that the Company has attempted to monopolize the market for videocassettes leased to retail video stores in violations of Section 2 of the Sherman Act. Video Update further alleges that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violates Section 1 of the Sherman Act and Section 3 of the Clayton Act. Video Update is seeking unspecified monetary relief, including treble damages and attorney's fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. In August 1998, the Court granted the Company's motion to dismiss the Video Update Complaint pursuant to Federal Rules of Civil Procedure Rule 12(b)(3) on the basis of improper venue.

In August 1998, Video Update filed a new complaint against the Company in the United States District Court for the District of Oregon (the "Re-Filed Complaint"), Case No. 98-1013 HA. The Re-Filed Complaint is substantially the same as the previous complaint. The Company believes the Re-Filed Complaint lacks merit and intends to vigorously defend against the allegations in the Complaint. The Company has answered the Re-Filed Complaint denying its material allegations and asserting several affirmative defenses. The Company also has counterclaimed against Video Update alleging, among other things, breach of contract, breach of the covenant of good faith and fair dealing, promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, negligent misrepresentation and intentional interference with business advantage, and seeks damages and equitable relief.

In August 1998, the Company filed a complaint (the "Movie Buffs Complaint") against Susan Janae Kingston d/b/a Movie Buffs ("Movie Buffs"), entitled Rentrak Corporation v. Susan Janae Kingston, an individual, d/b/a Movie Buffs, Case No. CV 98-1004 HA, in the United States District Court for the District of Oregon. The Movie Buffs Complaint alleges breach of contract and conversion claims and seeks damages in the amount of at least $3.3 million and punitive damages of $500,000. In September 1998, Movie Buffs filed counterclaims against the Company and Third Party Claims against Hollywood Entertainment Corp. (the "Movie Buffs Counterclaims"). The Movie Buffs Counterclaims allege that the Company violated the antitrust laws, including the Sherman, Clayton and Robinson-Patman Acts. The Counterclaim also seeks declaratory relief, an accounting and alleges fraud and conspiracy to defraud, breach of contract, breach of the implied covenant of good faith, and unfair trade practices. Movie Buffs seeks an unspecified amount of damages (at least $10 million), treble damages, general and consequential damages, punitive damages, attorneys' fees and court costs. In September 1998, Roadrunner Video ("Roadrunner Video") filed a third party complaint in intervention against the Company and Hollywood Entertainment Corp. ("the "Roadrunner Complaint"). The Roadrunner Complaint alleges the same claims as the Movie Buffs Counterclaims. The Company believes the Movie Buffs Counterclaims and the Roadrunner Complaint lack merit and the Company intends to vigorously defend against all of the allegations therein. The Company has filed a motion to dismiss the Robinson-Patman Act claims pursuant to Federal Rule of Civil Procedure 12(b)(6).


The following are registered trademarks of Rentrak
Corporation:

     Rentrak, Pay Per Transaction, PPT, Rentrak Profit Maker and RPM


Item 2.  Changes in Securities and Use of Proceeds -  None

Item 3.  Defaults upon Senior Securities -  None

Item 4.  Submission of Matters to a Vote of Security Holders

On August 24, 1998, the Company conducted its Annual Meeting of Shareholders. The matters voted on were as follows:

1.   Voting for Directors was as follows:

Nominees            For:           Percentage:*   Withheld:      Percentage:

Pradeep Batra       8,364,524      88.23%         1,115,569      11.77%
Ron Berger          8,398,234      88.59%         1,081,859      11.41%
Skipper Baumgarten  8,488,476      89.54%           991,617      10.46%

* Percentage of votes cast at the meeting by Proxy

2.
     Proposal to Approve an Amendment to the 1997 Equity
Participation Plan of Rentrak Corporation to increase the aggregate number of common shares that may be issued thereunder:

     For:        Against:    Abstain:       Broker Non-Votes:

     7,051,629   2,383,364   45,100         0


Item 5.  Other Information -  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10.1 - The Amendment to the 1997 Equity
     Participation Plan of Rentrak Corporation. (1)

     Exhibit 10.2- Employment Agreement with F. Kim Cox dated April 1, 1998.

     Exhibit 27 - Financial Data Schedule

          (1)  Incorporated by reference to the Company's
               Proxy Statement dated July 1, 1998 for the
               Company's 1998 Annual Meeting of
               Shareholders.

(b)  Reports on Form 8-K - None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of November, 1998

               RENTRAK CORPORATION:

               /s/ Carolyn A. Pihl

               Carolyn A. Pihl
               Chief Accounting Officer
               Signing on behalf of the registrant