Form 10-Q
period 1998-12-31
RENTRAK CORP
filed 1999-02-09
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For Quarter Ended: December
31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of January 31, 1999, the Registrant had 10,435,884 shares of
Common Stock outstanding.







                PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 1998 and
     March 31, 1998

     Consolidated Statements of Operations for the three month periods ended December 31, 1998 and December 31, 1997

     Consolidated Statements of Income for the nine month periods ended December 31, 1998 and December 31, 1997

     Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1998 and December 31, 1997

     Notes to Consolidated Financial Statements



                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

                          ASSETS

                                                              UNAUDITED
                                                            December 31,       March 31,
                                                                1998             1998
CURRENT ASSETS:

    Cash and cash equivalents                                   $1,480,099       $6,361,680
    Accounts receivable, net of allowance for doubtful
       accounts of  $235,016 and $586,641                       22,099,345       24,395,143
    Advances to program suppliers                                3,792,334          431,975
    Inventory                                                    2,956,447        2,427,176
    Deferred tax asset                                             807,017        1,217,950
    Other current assets                                         7,041,385        4,582,337

    Total current assets                                        38,176,627       39,416,261

PROPERTY AND EQUIPMENT, net                                      1,791,159        1,910,317
OTHER INVESTMENTS, net                                             574,601          887,884
DEFERRED TAX ASSET                                               3,483,774        4,087,292
OTHER ASSETS                                                     8,364,430        5,306,943

          TOTAL ASSETS                                         $52,390,591      $51,608,697

          The accompanying notes are an integral
        part of these consolidated balance sheets.

                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              UNAUDITED
                                                            December 31,       March 31,
                                                                1998             1998

CURRENT LIABILITIES:
     Line of credit                                            $10,029,289       $6,000,000
     Accounts payable                                           20,238,475       23,333,656
     Accrued liabilities                                         2,998,548        2,532,832
     Accrued compensation                                          713,285        1,072,848
     Deferred revenue                                               51,317          829,863
     Net current liabilities of discontinued operations          4,388,064        4,585,373

          Total current liabilities                            $38,418,978      $38,354,572


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 10,503,368 shares
         at December 31, 1998 and 10,986,455 at
         March 31, 1998                                             10,504           10,987
     Capital in excess of par value                             43,716,521       45,365,298
     Net unrealized gain on investment securities                  866,196           54,645
     Accumulated deficit                                       (29,775,824)     (30,794,263)
     Less - Deferred charge - warrants                            (845,784)      (1,382,542)

                                                                13,971,613       13,254,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $52,390,591      $51,608,697


          The accompanying notes are an integral
        part of these consolidated balance sheets.


                  RENTRAK CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           (UNAUDITED)
                                                       Three Months Ended December 31,
                                                              1998                1997
REVENUES:
     PPT                                                       $21,568,044         $25,128,174
     Other                                                       5,438,936           3,132,227

                                                                27,006,980          28,260,401

OPERATING COSTS AND EXPENSES:
     Cost of sales                                              22,638,057          22,924,964
     Selling, general, and administrative                        4,816,402           4,073,497

                                                                27,454,459          26,998,461

INCOME (LOSS) FROM OPERATIONS                                     (447,479)          1,261,940

OTHER INCOME (EXPENSE):
     Interest income                                               144,094             307,455
     Interest expense                                             (149,207)            (66,694)
     Other                                                        (157,944)                  0

                                                                  (163,057)            240,761

INCOME (LOSS) BEFORE INCOME TAX PROVISION                         (610,536)          1,502,701

INCOME TAX BENEFIT (PROVISION)                                     272,172            (621,614)
NET INCOME (LOSS)                                                ($338,364)           $881,087

EARNINGS (LOSS) PER SHARE:
    Basic                                                           ($0.03)              $0.08
    Diluted                                                         ($0.03)              $0.08


        The accompanying notes are an integral
        part of these consolidated statements.

              RENTRAK CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME

                                                    (UNAUDITED)
                                                Nine Months Ended December 31,
                                                       1998               1997
REVENUES:
     PPT                                               $79,917,052        $80,620,342
     Other                                              12,878,387          7,103,121

                                                        92,795,439         87,723,463

OPERATING COSTS AND EXPENSES:
     Cost of sales                                      77,240,906         71,765,897
     Selling, general, and administrative               13,779,267         10,649,419

                                                        91,020,173         82,415,316

INCOME FROM OPERATIONS                                   1,775,266          5,308,147

OTHER INCOME (EXPENSE):
     Interest income                                       375,759            558,631
     Interest expense                                     (243,199)           (71,694)
     Other                                                (275,712)                 0

                                                          (143,152)           486,937

INCOME BEFORE INCOME TAX PROVISION                       1,632,114          5,795,084

INCOME TAX PROVISION                                       613,675          2,398,977
NET INCOME                                              $1,018,439         $3,396,107

EARNINGS PER SHARE:
    Basic                                                    $0.09              $0.30
    Diluted                                                  $0.09              $0.30


     The accompanying notes are an integral
     part of these consolidated statements.

                    RENTRAK CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
                                                            Nine Months Ended December 31,
                                                                   1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $1,018,439          $3,396,107
    Adjustments to reconcile income to
          net cash provided (used) in operations
    Loss on investment / asset sales                                   275,712                   0
    Depreciation and Amortization                                      807,425             609,373
    Amortization of warrants                                           536,758             455,094
    Provision for doubtful accounts                                     72,235            (314,103)
    Retailer financing reserves                                              0            (300,000)
    Studio advance reserves                                              9,121             (17,852)
    Deferred income taxes                                              517,048             534,768
    Change in specific accounts:
        Accounts receivable                                          2,266,232          (4,725,314)
        Advances to program suppliers                               (3,369,480)         (1,427,333)
        Inventory                                                     (529,271)           (852,888)
        Other current assets                                        (2,459,048)            (45,586)
        Accounts payable                                            (3,095,181)          1,509,216
        Accrued liabilities & compensation                             106,153            (882,736)
        Deferred revenue                                              (778,546)         (1,484,284)
        Net current liabilities of discontinued operations            (197,309)            (47,741)

             Net cash used by operations                            (4,819,712)         (3,593,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (398,407)           (397,387)
    Investments in retailer financing program                         (947,759)           (750,000)
    Proceeds from sale of investments                                  469,339                   0
    Purchase of other assets & intangibles                          (1,565,071)         (1,913,118)

          Net cash used by investing activities                     (2,441,898)         (3,060,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit, net                             4,029,289           4,500,000
    Repurchase of common stock                                      (1,759,057)         (4,179,868)
    Repurchase of Warrants                                                   0            (250,000)
    Issuance of common stock                                           109,797              48,081

          Net cash used by financing activities                      2,380,029             118,213

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                (4,881,581)         (6,535,571)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                   6,361,680          10,167,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $1,480,099          $3,631,598

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                                    $243,199              $5,000
          Income taxes, net of refunds                                 427,155           1,337,366
    NON-CASH TRANSACTIONS
           Increase in net unrealized gain on
                 investment securities                                 811,551            (190,086)
           Retailer Loan Program Investment through
                 conversion of accounts receivable                      42,669           1,196,856




           The accompanying notes are an integral
           part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and nine month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1998 Annual Report to Shareholders.

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

NOTE B:    Net Income (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings
(loss) per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants.


Note B:    Net Income Per Share


                      3-Months Ended        9-Months Ended        3-Months Ended        9-Months Ended
                      December 31, 1998     December 31, 1998     December 31, 1997     December 31, 1997
                      Basic     Diluted     Basic     Diluted     Basic     Diluted     Basic     Diluted

Weighted average
number of shares
of common stock
outstanding           10,654,847 10,654,847 10,882,549 10,882,549 10,994,478 10,994,478 11,353,828 11,353,828

Dilutive effect of
exercise of
stock options              -          -          -        375,974      -        177,718      -        115,651

Weighted average
number of shares of
common stock and
common stock
equivalents           10,654,847 10,654,847 10,882,549 11,258,523 10,994,478 11,172,196 11,353,828 11,469,479

Net Income (loss)      ($338,364) ($338,364)$1,018,439 $1,018,439   $881,087   $881,087 $3,396,107 $3,396,107

Net Income (loss)
per Share                 ($0.03)    ($0.03)     $0.09      $0.09      $0.08      $0.08      $0.30      $0.30



Options and warrants to purchase approximately 6,300,000, 3,700,000, 3,000,000 and 4,800,000 shares of common stock were outstanding for the three month period ended December 31, 1998 and 1997, and for the nine month period ended December 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. The options and warrants, which expire during fiscal years 2000 through 2008, remain outstanding at December 31, 1998.

NOTE C:     Major Suppliers

For the quarter ended December 31, 1998, the Company had one program supplier whose product generated 25 percent, a second that generated 21 percent, and a third that generated an additional 15 percent of Rentrak revenues. For the nine month period ended December 31, 1998, the Company had one program supplier whose product generated 30 percent, a second that generated 26 percent, and a third that generated an additional 16 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of revenue for the three or nine month periods ended December 31, 1998.

For the quarter ended December 31, 1997, the Company had one program supplier whose product generated 44 percent and a second that generated 24 percent of Rentrak revenues. For the nine month period ended December 31, 1997, the Company had one program supplier whose product generated 49 percent, a second that generated 21 percent, and a third that generated an additional 12 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or nine month periods ended December 31, 1997.

NOTE D:   Adoption of New Pronouncements

In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company has adopted SFAS 130. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of the Company's comprehensive income consist of unrealized gains/losses of investment securities. Total comprehensive income for the three months ended December 31, 1998 and for the nine month period ending December 31, 1998 were $565,912 and $1,829,990, respectively. Differences between total comprehensive income and net income during the same periods in 1997 were immaterial to the Company's results of operations.


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

Results of Operations

For the quarter ended December 31, 1998, total revenue decreased $1.3 million, or 4.6 percent, to $27.0 million from $28.3 million in the quarter ended December 31, 1997. For the nine month period ended December 31, 1998, total revenue increased $5.1 million, or 5.8 percent, to $92.8 million from $87.7 million in the nine month period ended December 31, 1997. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; buy out fees when retailers purchase Cassettes at the end of the lease term; royalty payments from Rentrak Japan; sale of Cassettes; and revenue related to the Company's order processing and fulfillment services.

The decrease in total revenue for the three month period ended December 31, 1998 is primarily due to the reduction in
(i) the total number of Cassettes leased under the PPT System due in part to program suppliers offering more titles on a sell through basis than historical levels; and (ii) an increase in incentives offered by the Company to entice retailers to order more product. These reductions in revenue were partially offset by an increase in revenue related to the Company's order processing and fulfillment services.

The increase in total revenue for the nine month period ended December 31, 1998 were primarily due to the growth in
(i) the number of retailers approved to lease Cassettes under the PPT System from the Company (the "Participating
Retailers"); (ii) a one-time royalty of $1 million from Rentrak Japan which was recorded in September, 1998; and
(iii) the revenue related to the Company's order processing and fulfillment services.

These increases in total revenue for the nine month period ended December 31, 1998 were offset in part by weaker than expected rental turns on certain popular titles, which in turn led to the Company recording additional costs related to guarantee minimum payments to program suppliers for those titles.

Cost of sales for the quarter ended December 31, 1998 decreased to $22.6 million from $22.9 million in the quarter ended December 31, 1997, a decrease of $0.3 million, or 1.3 percent. Cost of sales for the nine month period ended December 31, 1998 rose to $77.2 million from $71.8 million the prior year, an increase of $5.4 million or 7.5 percent. The decrease for the three month period ended December 31, 1998 is due to the reduction in revenue as noted above offset by an increase in cost of sales as a percentage of revenue due to an increase in incentives offered by the Company to entice retailers to order more product. This resulted in Cassettes generating a lower gross margin than historical levels.
The increase for the nine month period ended December 31, 1998 is due to the increase in revenue noted above and additional costs which were recorded in the quarter ended September 30, 1998 related to the guarantee minimum payments due to program suppliers on certain movie titles .

The gross profit margin decreased to 16.2 percent in the quarter ended December 31, 1998 from 18.9 percent the previous year. The gross profit margin decreased to 16.8 percent in the nine month period ended December 31, 1998 from 18.8 percent in the nine month period ended December
31, 1997. These decreases are primarily due to the changes in cost of sales as noted above partially offset by the increase in royalty revenue.

Selling, general and administrative expenses were $4.8 million for the quarter ended December 31, 1998 compared to $4.1 million in the quarter ended December 31, 1997, an increase of $0.7 million, or 17.1 percent. Selling general and administrative expenses were $13.8 million in the nine month period ended December 31, 1998 compared to $10.6 million in the nine month period ended December 31, 1997, an increase of $3.2 million or 30.2 percent. The increase in selling, general and administrative expenses is primarily due to increased legal fees, marketing expenses and compensation related to the Company's order processing and fulfillment services. Also, in the quarter ended December 31, 1997 the Company recognized a reduction in selling, general and administrative expenses due to the recovery of amounts which were loaned under the retailer loan program and which had been previously reserved.

For the quarter ended December 31, 1998, the Company recorded a net loss of $.3 million compared to net income of $.9 million in the quarter ended December 31, 1997. For the nine month period ended December 31, 1998, the Company recorded net income of $1.0 million , compared to net income of $3.4 million in the nine month period ended December 31, 1997. These decreases in profits are primarily due to the increases in selling, general and administrative expenses as noted above and for the quarter ended December 31, 1998 a decrease in gross margin dollars as noted above.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, total assets were $52.4 million, an increase of $.8 million from the $51.6 million at March 31, 1998. As of December 31, 1998, cash decreased $4.9 million to $1.5 million from $6.4 million at March 31, 1998. The decrease is primarily due to the increase in other assets such as advances to program suppliers and advances to retailers under the retailer loan program and the repurchase of the Company's stock as described below.

At December 31, 1998, the Company's current ratio (current assets/current liabilities) was .99 compared to 1.03 at March 31, 1998.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of (a) $12.5 million or (b) the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999. Interest is payable monthly at the bank's prime rate (7.55 percent at December 31, 1998). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. As of December 31, 1998, the Company was in compliance with
these covenants.   The Company had $10 million outstanding
under this line at December 31, 1998.

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

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of December 31, 1998, the Company had invested or loaned approximately $15.1 million in various retailers. The investments individually range from $0.1 million to $4.7 million. Interest rates per annum on the various loans range from 5 percent to the prime rate plus 2 percent. As each financing is made, and periodically throughout the term of the agreement, the Company assesses the likelihood of recoverability of the amount invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of December 31, 1998, the Company reserved approximately $9.1 million.

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

          The obligations under the Guarantee are comprised of the following:

          (a) BlowOut has a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to
14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of December 31, 1998, BlowOut had borrowed approximately $1.3 million under the Credit Facility. As stated in the Company's September 30, 1998 Form 10Q, BlowOut was delinquent with respect to the principal and interest payment due on October 1, 1998, under the Credit Facility in the amount of $46,379. In November, 1998 the Company paid this amount and has also made the November, 1998 through February, 1999 monthly payments due by BlowOut for a total of $185,515. These payments have been recorded as a reduction in net current liabilities of discontinued operations on the accompanying balance sheet.

          (b) BlowOut also has a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. Under the Line of Credit, BlowOut may only draw up to 80 percent of the Orderly Liquidation Value (as defined in the Line of Credit) of eligible new and used Cassette inventory. Advances under the Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75 percent (10.5 percent as of December 31, 1998). The Line of Credit expires in September, 1999. The Company has agreed, pursuant to an Unconditional Repurchase Agreement, to purchase under certain circumstances in the event of default under the Line of Credit, BlowOut's Cassette inventory at specified amounts up to a principal amount of $5 million.
In February 1998, the Company entered into an agreement with BlowOut and Culture Convenience Club ("CCC") (the "Tri-Party Agreement") under which BlowOut has agreed not to draw down in excess of $4.0 million under the Line of Credit. As of December 31, 1998, BlowOut had borrowed approximately $3.5 million under the Line of Credit.

It is likely that the Company will have to continue to pay out under the guarantee or provide other accommodations so long as BlowOut's financial condition does not improve.

In fiscal year 1997, BlowOut executed a $3.0 million note in favor of the Company which accrues interest at 9 percent per annum. As part of the Tri-Party Agreement, the Company agreed to defer principal and interest payments on this note by BlowOut until December 31, 2004 during which deferment period no interest accrues. The Company also agreed to the forgiveness of all or a portion of the $3.0 million note as BlowOut is able to lower the Company's contingent obligations under the guarantee. At December 31, 1998, the total outstanding balance of the debt under such note, including accrued interest, was $2.8 million.

BlowOut has stated that it is encountering severe financial difficulties because of a decline in revenue, limited cash resources, recent inability to obtain videocassettes for rental on terms favorable to BlowOut and high fixed costs in relation to its revenue, all of which may affect BlowOut's continuing financial viability. BlowOut also stated that unless it is able to obtain new equity and/or debt capital or is able to refinance its existing debt (including trade payables) to generate additional cash flows, BlowOut management believes that BlowOut's existing sources of cash will not be sufficient to meet BlowOut's operating needs.
If BlowOut's financial condition deteriorates further and/or if BlowOut seeks bankruptcy protection, the Company may be obligated to make payments under the Guarantee (including pursuant to the Repurchase Agreement), the Company may not be able to collect its outstanding receivables owed by BlowOut, the Company could be subject to other claims and the Company's claims could be subject to defenses arising under applicable bankruptcy law.

On November 26, 1996, the Board authorized the re-purchase of up to two million shares of Common Stock in open market and negotiated purchases. The Company completed the purchase of the two million shares by purchasing 430,700 shares for an aggregate amount of approximately $1,370,500 during the three month period ended December 31, 1998 and approximately 69,000 shares in January, 1999. The total cost for the two million shares was approximately $7.3 million. These purchases were funded through cash flows from operations.

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

The Company expects the total cost of its assessments, corrective measures, and testing to be less than $250,000 of which approximately $200,000 has already been incurred.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

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

On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan Fair Corporation, sued the Company and two of its officers in relation to the Company's attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. The case is pending in the U.S. District Court for the Eastern District of Wisconsin. On November 12, 1998, the court granted in part and denied in part the Company's motion to dismiss the complaint. The court dismissed Harmon's claims of breach of contract, negligent misrepresentation and strict responsibility misrepresentation. The court also dismissed Harmon's claim that the Company had violated the Organized Crime Control Act of 1970, Racketeer Influenced and Corrupt Organizations ("RICO") and as well as his claim that the Company participated in a RICO conspiracy. The court denied the Company's motion to dismiss with regard to Harmon's claims for fraud and promissory estoppel. It is expected that discovery will proceed with respect to the remaining claims. The Company continues to believe that the plaintiff's remaining claims are without merit and intends to continue to vigorously defend itself and its officers against the remaining claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information -  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 8th day of February, 1999

               RENTRAK CORPORATION:

               /s/ Carolyn A. Pihl

               Carolyn A. Pihl
               Vice President Finance
               Signing on behalf of the registrant