Form 10-K
period 1999-03-31
RENTRAK CORP
filed 1999-06-25
CIK 800458

This filing consists of 54
                                       pages. The Exhibit Index is
                                       on Page 49.

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10 - K

  X      Annual Report Pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 for fiscal year ended
         March 31, 1999 or

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

Registrant's telephone number, including area code:(503) 284-7581

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

As of June 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ was $27,627,984.

(Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 1, 1999.
Includes shares held by certain depository organizations.)

As of June 1, 1999, the Registrant had 10,440,517 shares of Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL
MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K


                         TABLE OF CONTENTS

                               PART I

    Item                                                    Page

    1.   Business                                           3

    2.   Properties                                         9

    3.   Legal Proceedings                                  9

    4.   Submission of Matters to a Vote of Security
         Holders                                            11

                              PART II

    5.   Market for the Registrant's Common Stock and
         Related                                            12
        Stockholder Matters

    6.   Selected Financial Data                            13

    7.   Management's Discussion and Analysis of Financial  14
         Conditions and Results of Operations

    7A.  Quantitative and Qualitative Disclosures About
         Market Risk                                        19

    8.   Financial Statements and Supplementary Data        20

    9.   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                20

                              PART III

    10.  Directors and Executive Officers of the
         Registrant                                         46

    11.  Executive Compensation                             46

    12.  Security Ownership of Certain Beneficial Owners    46
         and Management

    13.  Certain Relationships and Related Transactions     46


                              PART IV


    14.  Exhibits, Financial Statement Schedules and        47
         Reports on Form 8-K

                               PART I

    ITEM 1.  BUSINESS

    GENERAL

        The Company's primary business is the
    distribution of videocassettes to home video specialty stores and other retailers using its Pay Per
    Transaction system (the "PPT System").  Under the
    Company's PPT system, home video specialty stores and other retailers that rent videocassettes to consumers
    ("Retailers"), including grocery stores and convenience stores, lease videocassettes and other media ("Cassettes") from Rentrak for a low up-front fee and share a portion of each retail rental transaction with the Company. The Company's PPT
    System generated 85 percent, 91 percent and 91 percent of total revenues in fiscal years 1999, 1998 and 1997, respectively.

        Rentrak also provides through its subsidiary formovies.com, inc., Web-site services for video retailers and a video locator service for consumers of videocassette through its innovative Web site http://www.formovies.com. A Rentrak subsidiary,
    Blowout Video, Inc., sells videocassettes and discs through its Web site, http://www.blowoutvideo.com, and through five retail outlets. A division of the Company, ComAlliance, provides order processing, inventory management, and fulfillment services to Internet retailers and wholesalers and to other businesses requiring just-in-time fulfillment. It can be accessed at http://www.comalliance.com. Rentrak's corporate Web site is http://www.Rentrak.com.


    PAY-PER-TRANSACTION

        The Company distributes Cassettes principally to home video specialty stores through its PPT System.
    The PPT System enables Retailers to obtain Cassettes at a significantly lower initial cost than if they purchased the Cassettes from traditional video distributors.

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

        The Company markets its PPT System throughout the United States, Canada and the United Kingdom. The
    Company also owns a ten percent interest in Rentrak
    Japan, K.K. ("Rentrak Japan"), a Japanese corporation which markets a similar service to video retailers in Japan.

        In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The Company originally owned 25 percent of Rentrak UK. On March 31, 1999, the Company acquired an additional 67 percent interest, and now owns 92 percent of Rentrak UK.

        The Company currently offers substantially all of the titles of a number of Program Suppliers, including Twentieth Century Fox Home Entertainment
    (formerly Fox Video), a subsidiary of Twentieth
    Century Fox Film Corporation, Paramount Home Video,
    Inc., and Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company. The Company's arrangements with Program Suppliers are of varying duration, scope and formality. In some cases, the Company has obtained Cassettes pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to the Company for the PPT System. Many of the Company's agreements with Program Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice. Therefore, there can be no assurance that any of the Program Suppliers will continue to distribute Cassettes through the PPT
    System, continue to have available for distribution titles which the Company can distribute on a profitable basis, or continue to remain in business.
    Even if titles are otherwise available from Program
    Suppliers to the Company, there can be no assurance that they will be made available on terms acceptable to the Company. During the last three years, the Company has not experienced any material difficulty acquiring suitable Cassettes for the Company's markets on acceptable terms and conditions from Program
    Suppliers that have agreed to provide the same to the Company. The Company has one Program Supplier that supplied product that generated 28 percent, a second that generated 26 percent, and a third that generated
    15 percent of Rentrak revenues for the year ended
    March 31, 1999. There were no other Program Suppliers who provided product that generated more than 10 percent of revenues for the year ended March 31, 1999.

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

        One customer, Blockbuster Entertainment Corp.,
    ("Blockbuster") accounted for 13 percent of the Company's revenues in fiscal 1999.

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

          Accordingly, the Company began assessing the scope of the Year 2000 problem both internally and among its suppliers and customers in March 1997, and began implementing remedial measures soon thereafter. The Company conducted extensive tests of all software and hardware systems used internally in the Company's business to determine whether they were Year 2000 compliant. The Company's internal assessment, testing, and remediation is essentially completed. Some testing will continue until December 31, 1999. Although the Company believes that these corrective measures will adequately address the Year 2000 problem, there can be no assurance that every Year 2000 problem will be discovered and addressed, or that every remedial measure will be effective. To the extent that Year 2000 problems persist, the Company could experience the adverse consequences described above, some or all of which could be material.

          The Company has initiated formal communications with its POS system software vendors, and certain of the Company's larger individual customers that have developed their own POS system software, to determine the extent to which their software and hardware systems are Year 2000 compliant. In addition, the Company has completed the required programming of the Company's proprietary Rentrak Profit Maker ("RPM") software and is taking steps to have this upgrade installed on its customers' computer systems. The Company has also initiated formal contact with the vendors involved in the Cassette distribution process to determine whether the Year 2000 problem may adversely affect the Company's ability to timely deliver Cassettes to its customers. The Company has and will continue to evaluate and test the software of its POS vendors. The Company has determined that the majority of the POS vendors already have a Year 2000 compliant software. The Company is currently testing the software and hardware of its Retailers to determine which are in fact Year 2000 compliant. The Company does not expect the cost of its assessments, corrective measures, and testing to be material. However, the Company has no direct control over these third parties and cannot provide any assurance that such third party software and hardware systems will be timely converted. The failure of certain individual vendors, suppliers, and customers, or a combination of vendors, suppliers, and customers, to make their systems Year 2000 compliant could have a material adverse effect on the Company's performance.

          The Company expects the total cost of its assessments, corrective measures, and testing to be less than $ 500,000 of which approximately $250,000 has already been incurred. The majority of the costs estimated to be incurred between March 31, 1999 and December 31, 1999 relate to the Company's contingency plans to ensure Retailers become Year 2000 compliant.



    Retailer Auditing

        From time to time, the Company audits
    Participating Retailers in order to verify that they are reporting all rentals and sales of Cassettes on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers that vary from the Company's statistical norms. Depending upon the results of the Company's analysis of the reports, the Company may conduct an in-store audit. Audits are conducted with and without notice and any refusal to allow such an audit can be cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Cassettes.


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

        As of March 31, 1999, the Company had
    approximately $14,000,000 in loans and investments outstanding under the program and reserves of approximately $9,600,000 of the total original loan or investment amount. As of March 31, 1998, the Company had invested or loaned approximately $14,200,000 under the Retailer Financing Program and had provided reserves of approximately $9,400,000.


    Competition

          The Cassette distribution business is a highly competitive industry that is rapidly changing. The traditional, and still dominant, method of distributing Cassettes to Retailers is through purchase transactions; i.e., a Retailer purchases Cassettes from a distributor and then offers the Cassettes for rental or sale to the general public. As described in greater detail above (see "Pay-Per-Transaction"), the Company's PPT System offers Retailers an alternative method of obtaining Cassettes. Accordingly, the Company has long faced intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., Major Video Concepts, Inc., Baker and Taylor, Inc., and Video One
     Canada, Ltd.   These and other traditional distributors
     have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than the Company.

          In the last two years there have been indications of a greater acceptance of revenue sharing in the industry as certain traditional distributors have taken steps to offer Cassettes to Retailers on a revenue sharing basis. For example, several traditional distributors have executed licensing agreements with Supercomm, Inc. ("Supercomm"), a wholly-owned subsidiary of The Walt Disney Company, to market product on revenue sharing terms while utilizing Supercomm's revenue sharing system. Several traditional distributors have also executed revenue sharing agreements with motion picture studios ("Studios"). Several traditional distributors have also entered into licensing agreements with the Company to distribute Cassettes to Retailers utilizing the PPT System.

          The Company also competes with Supercomm, which distributes Cassettes through a revenue sharing system similar in concept to the Company's PPT System. Historically, the competition between Supercomm and the Company had centered on the distribution of Cassettes to supermarkets and similar retail businesses. However, Supercomm exited the direct supermarket business in 1998 and now competes with the Company on only two levels: (1) domestically - for processing data for certain Studios' direct relationships with Blockbuster and other Retailers; and (2) internationally in certain markets.

          The Company also faces direct competition from the Studios. Beginning in 1997, several major Studios offered retailers discounted pricing if such retailers substantially increased the quantity of cassettes purchased. Also, some major Studios have offered Cassettes to Retailers on a lease basis. In addition, all major Studios sell Cassettes directly to major Retailers including Blockbuster, the world's largest chain of home video specialty stores. The Company believes all of the major Studios have executed direct revenue sharing agreements with Blockbuster and Hollywood, the world's second largest chain of home video specialty stores. The Company also believes that certain Studios have executed direct revenue sharing agreements with several other large Retailers. It is not yet clear whether the Studios will execute direct revenue sharing agreements with other smaller Retailers.

          The Studios also compete with the Company by releasing certain Cassette titles on a "sell-through" basis; i.e., they bypass the traditional rental period by selling the Cassettes directly to consumers at a price of approximately $14.95 to $29.95. To date, such "sell-through" distribution has generally been limited to certain newly released hit titles with wide general family appeal. However, because the Company's business is partially dependent upon the existence of a rental period, a shift toward such "sell-through" distribution, particularly with respect to popular titles, could have a material adverse effect on the Company's business.

          The Company also competes with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) direct broadcast satellite transmission systems; (2) traditional cable television systems; (3) pay-per-view cable television systems; and (4) delivery of programming via the Internet. Each of these distribution methods employs digital compression techniques to increase the number of channels available to consumers and, therefore, the number of movies that may be transmitted. Technological improvements in this distribution method, particularly "video-on-demand," may make this option more attractive to consumers and thereby materially diminish the demand for Cassette rentals. Such a consequence could have a material adverse effect on the Company's business.

    Foreign Operations

        On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co., Ltd.
    ("CCC"), a Japanese corporation, which is Japan's largest video specialty retailer. CCC believes it represents over ten (10%) percent of the retail video rental market in Japan. Pursuant to the agreement, the parties formed Rentrak Japan, a corporation, which is presently owned 10 percent by the Company and 90 percent by CCC's largest shareholder, Tsutaya Shoten
    Co., Ltd. Rentrak Japan was formed to implement the Company's PPT Program in Japan, with future expansion to The Philippines, Singapore, Taiwan, Hong Kong,
    South Korea, North Korea, China, Thailand, Indonesia,
    Malaysia and Vietnam. The Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements. On August 6, 1992, the Company entered into an expanded definitive agreement with CCC to develop Rentrak's PPT Program in certain markets throughout the world.

        Prior to June 16, 1994 the Company owned a thirty
    three and one-third percent interest in Rentrak Japan.
    On June 16, 1994, the Company and CCC entered into an
    amendment to the definitive agreement (the
    "agreement").  Pursuant to this agreement, the Company
    will receive a royalty of 1.67% for all sales of up to
    $47,905,000 plus one-half of one percent of sales
    greater than $47,905,000 in each royalty year which is
    June 1 - May 31.  The amendment provides for payment
    to the Company of a royalty of $2,000,000.  The
    Company received and recorded as revenue $1,000,000 in
    fiscal year 1995 and  $1,000,000 was received and
    recorded as revenue in fiscal year 1999.   As part of
    this transaction, the Company also sold to CCC 34 shares of Rentrak Japan reducing the Company's ownership in Rentrak Japan to twenty-five percent from thirty three and one-third percent. The term of the agreement was extended from the year 2001 to the year
    2039.

        In August 1996, the Company sold 60 shares of
    Rentrak Japan stock to Tsutaya Shoten Co., Ltd. for
    $110,000. This reduced the Company's interest in Rentrak Japan from 25 percent to 10 percent. In addition, as part of this transaction, the Company received a one-time royalty payment from Rentrak Japan of $4,390,000 in August, 1996. This one-time royalty payment is included in other revenue in the Company's
    Consolidated Financial Statements.

        In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited, and Rentrak UK Limited
    (Rentrak UK) to develop the Company's PPT distribution and information processing business in the United
    Kingdom through Rentrak UK. Rentrak UK was originally structured as a joint venture between the Company, which owned 25 percent, Columbus Holdings Limited, which owned 66.7 percent of the venture and Rentrak
    Japan, which owns 8.3 percent.  On March 31, 1999, the
    Company acquired Columbus Holdings Limited's 67 percent interest, and now owns 92 percent of Rentrak
    UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK or non-delivery by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT
    Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67 percent of Rentrak UK's gross revenues from any and all sources.


    Trademarks, Copyrights, and Proprietary Rights

        The Company has registered its "RENTRAK", "PPT",
    "Pay Per Transaction", "Ontrak", "BudgetMaker",
    "DataTrak", "Prize Find" , "Blowout Video", "Fastrak",
    "GameTrak", "RPM", "Videolink+", "Unless Your Rich
    Enough Already", "Sportrak", "Movies For The Hungry
    Mind", and "VidAlert" marks under federal trademark laws. The Company has applied and obtained registered status in several foreign countries for many of its trademarks. The Company claims a copyright in its RPM
    Software and considers it to be proprietary.

    Employees

        As of March 31, 1999, including all subsidiaries, the Company employs 275 full-time employees. The
    Company considers its relations with its employees to be good.


    VIDEO RETAIL

        On November 26, 1996, the Company made a
    distribution to its shareholders of 1,457,343 shares
    of common stock (the "BlowOut Common Stock") of
    BlowOut Entertainment, Inc. ("BlowOut") pursuant to a
    Reorganization and Distribution Agreement
    ("Distribution Agreement") dated as of November 11,
    1996, between the Company and BlowOut.   Following the
    distribution the Company continues to own 9.9 percent of the outstanding BlowOut Common Stock. BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of
    Delaware on March 22, 1999. [See Note 13 of the Notes to the Consolidated Financial Statements.] BlowOut is not related to the Company's wholly owned subsidiary
    Blowout Video, Inc.

    Financial Information About Industry Segments

        See Note 12 of the Notes to the Consolidated
    Financial Statements.



    ITEM 2.  PROPERTIES

        The Company currently maintains its executive offices in Portland, Oregon where it leases 53,566 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006. The
    Company maintains its distribution facilities in Wilmington, Ohio where it leases 102,400 square feet.
    The Company's lease expires on June 30, 2002.
    Management believes its office and warehouse space is adequate and suitable for the foreseeable future.


    ITEM 3.  LEGAL PROCEEDINGS

        On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan
    Fair Corporation, sued the Company and two of its officers in relation to the Company's failed attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. The case is pending in the U.S. District Court for the Eastern District of
    Wisconsin. Plaintiff alleges breach of contract, fraud, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act of
    1970 ("RICO"), and also asserts claims based on a promissory estoppel theory. On November 12, 1998, the court granted in part and denied in part the Company's motion to dismiss the complaint. The court dismissed
    Harmon's claims of breach of contract, negligent misrepresentation and strict responsibility misrepresentation. The court also dismissed Harmon's claim that the Company had violated the RICO Act, as well as his claim that the Company participated in a RICO conspiracy. The court denied the Company's motion to dismiss with regard to Harmon's claims for fraud and promissory estoppel. Discovery is now proceeding with respect to the remaining claims. The
    Company believes that all of the Plaintiff's remaining claims are without merit and intends to continue to vigorously defend itself and its officers against the remaining claims.

        In April 1998, the Company filed a complaint (the
    "Hollywood Complaint") against Hollywood, entitled
    Rentrak Corporation v. Hollywood Entertainment et al., case no. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah, Portland,
    Oregon. In the Hollywood Complaint, the Company alleges that Hollywood breached and is continuing to breach its contractual obligation to acquire all of its leased videocassettes exclusively from the Company. The Company also alleges that Hollywood committed certain audit violations including breaching its contractual obligation to fully and accurately report all sales of the Company's videocassettes and to pay the appropriate fees to the Company in connection with such transactions. The Company is seeking monetary damages in the amount of $180,264,576 and injunctive relief for Hollywood's alleged violations of the exclusivity obligation, and monetary relief for Hollywood's alleged reporting and payment violations. The Company has suspended the ordering privilege of Hollywood on account of its breach of the PPT Agreement with the Company.

        On April 28, 1999 Hollywood filed an Amended
    Answer, Affirmative Defenses and Counterclaims which added counterclaims that sought an unspecified amount of damages in excess of $10 million. The new counterclaims were for intentional interference with business relations, breach of contract, defamation, fraud, rescission, equitable accounting, offset, overpayment, recoupment, spoliation, Oregon Antitrust statute, Oregon Unlawful Trade Practices Act and injunctive relief. The Company believes that Hollywood's counterclaims are without merit and intends to vigorously defend itself.

        On June 8, 1999, Rentrak filed its second amended complaint in its suit against Hollywood. The amended complaint adds as individual defendants Hollywood
    Senior Vice President Bruce Giesbrecht and former
    Hollywood Senior Vice President Douglas Gordon.
    Rentrak also added claims of conspiracy, intentional interference with business relations, breach of fiduciary duty, negligent misrepresentation, tortious breach of contract, fraud, breach of implied duty of good faith and fair dealing, defamation, disparagement, spoliation, negligent supervision, negligent delegation, failure to pay all amounts due, unjust enrichment, and conversion. Rentrak is not seeking damages of not less than $220 million, plus attorney fees and costs. Trial is set for January 10, 2000 in Portland, Oregon.

        In June 1998, Video Update, Inc. ("Video Update") filed a complaint (the "Video Update Complaint") against the Company entitled Video Update, Inc. v.
    Rentrak Corp., Civil Action No. 98-286, in the United
    States District Court for the District of Delaware.
    The Video Update Complaint alleges various violations of the antitrust laws, including that the Company has monopolized or attempted to monopolize a market for videocassettes leased to retail video stores in violation of Section 2 of the Sherman Act. Video
    Update further alleges that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violates Section 1 of the Sherman Act and Section 3 of the Clayton Act.
    Video Update is seeking unspecified monetary relief, including treble damages and attorneys' fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video
    Update or any exclusivity provision against videocassette suppliers and video retailers. In August
    1998, the Court granted the Company's motion to dismiss the Video Update Complaint pursuant to Federal
    Rules of Civil Procedure Rule 12(b)(3) on the basis of improper venue.

        In August 1998, Video Update filed a new complaint against the Company in the United States
    District Court for the District of Oregon (the "Re-
    Filed Complaint"), Case No. 98-1013HA. The Re-Filed
    Complaint is substantially the same as the previous complaint. The Company believes the Re-Filed
    Complaint lacks merit and intends to vigorously defend against the allegations in the Complaint. The Company has answered the Re-Filed Complaint denying its material allegations and asserting several affirmative defenses. The Company also has counterclaimed against Video Update alleging, among other things, breach of contract, breach of the covenant of good faith and fair dealing, promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, negligent misrepresentation and intentional interference with business advantage, and seeking damages and equitable relief.

        In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January of 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. In response to the Company's motions, Video
    Update asked the court for time to take discovery before having to file oppositions. The court has given the parties until December 31, 1999 to conduct discovery. The court denied Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery has been conducted.
    Rentrak expects to re-file its motions after discovery has taken place.

        In August 1998, the Company filed a complaint
    (the "Movie Buffs Complaint") against Susan Janae
    Kingston d/b/a Movie Buffs ("Movie Buffs"), entitled
    Rentrak Corporation v. Susan Janae Kingston, an individual, d/b/a Movie Buffs, Case No. CV 98-1004 HA, in the United States District Court for the District of Oregon. The Movie Buffs complaint alleges breach of contract and conversion claims and seeks damages in the amount of at least $3.3 million and punitive damages of $500,000. In September 1998, Movie Buffs filed counterclaims against the Company and Third
    Party Claims against Hollywood (the "Movie Buffs
    Counterclaims"). The Movie Buffs Counterclaims allege that the Company violated the antitrust laws, including the Sherman, Clayton and Robinson-Patman
    Acts. The Counterclaim also seeks declaratory relief, an accounting and alleges fraud and conspiracy to defraud, breach of contract, breach of the implied covenant of good faith, and unfair trade practices.
    Movie Buffs seeks an unspecified amount of damages (at least $10 million), treble damages, general and consequential damages, punitive damages, attorneys' fees and court costs. In September 1998, Roadrunner
    Video ("Roadrunner Video") filed a third-party complaint in intervention against the Company and Hollywood (the "Roadrunner Complaint"). The
    Roadrunner Complaint alleges the same claims as the Movie Buffs Counterclaims. The Company believes the
    Movie Buffs Counterclaims and the Roadrunner Complaint lack merit and the Company intends to vigorously defend against all of the allegations therein.

        On March 5, 1999 the Court granted the Company's motion to dismiss the Robinson-Patman Act claims. On
    April 12, 1999, Roadrunner and Movie Buffs filed amended claims against Rentrak which added a new claim for fraud. The Company continues to believe that the remaining Roadrunner and Movie Buffs claims are without merit and intends to continue to vigorously defend itself.

        In the event of an unanticipated adverse final determination in respect to one or more of the cases discussed above, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

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



                              PART II

    ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK
              AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, $.001 par value, is
    traded on the Nasdaq National Market, where its prices
    are quoted under the symbol "RENT".   As of June 1,
    1999 there were approximately 350 holders of record of the Company's common stock. On June 1, 1999, the closing sales price of the Company's common stock as quoted on the Nasdaq National Market was $3.688.

         The following table sets forth the reported high and low sales prices of the Company's common stock for the period indicated as regularly quoted on the Nasdaq
    National Market. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     QUARTER ENDED                  HIGH                 LOW

     JUNE 30, 1997                   $4.31               $2.44
     SEPTEMBER 30, 1997              $4.75               $3.56
     DECEMBER 31, 1997               $5.94               $3.28
     MARCH 31, 1998                 $10.38               $4.25
     JUNE 30, 1998                  $10.06               $5.59
     SEPTEMBER 30, 1998              $6.31               $3.28
     DECEMBER 31, 1998               $3.94               $2.00
     MARCH 31, 1999                  $4.22               $2.50

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


ITEM 6.    SELECTED FINANCIAL DATA
                                                       (In Thousands, Except Per Share Amounts)

                                                       Year Ended March 31,
                                                          1999        1998        1997        1996        1995

Statement of Operations Data
     Net revenues:
          Application fees                              $      371   $     383   $     354   $     551   $   1,114
          Order processing fees                             22,420      25,313      22,720      25,716      18,052
          Transaction fees                                  72,835      78,671      70,467      70,187      49,904
          Sell-through fees                                 11,347       9,383      11,101      10,601       8,923
          Other                                             16,814       9,001      11,634       6,211       6,555

     Total net revenues                                    123,787     122,751     116,276     113,266      84,548
     Cost of sales                                         101,522     100,974      90,882      95,168      66,375
     Gross profit                                           22,265      21,777      25,394      18,098      18,173

          Selling and administrative expense                19,515      14,572      16,160      20,860      15,527
          Other income                                         597         652         999         681       3,522
          Income (loss) from continuing operations before
               discontinued operations and benefit (provision)
                  for income taxes                           3,347       7,857      10,233      (2,081)      6,168
          Income tax benefit (provision)                    (1,304)     (3,199)     (3,950)        595        (768)
          Income (loss) from continuing operations before
               discontinued operations                       2,043       4,658       6,283      (1,486)      5,400
          Discontinued Operations:  (1)
               Loss from operations of discontinued subsidiaries
                    less applicable income tax benefit           0           0           0     (18,700)       (287)
               Loss on disposal of subsidiaries                  0           0           0     (12,100)          0
     Net income (loss)                                  $    2,043  $    4,658  $    6,283  $  (32,286) $    5,113

     Diluted income (loss) per share
           Continuing operations                        $     0.18  $     0.41  $     0.52  $    (0.13) $     0.47
           Discontinued operations                            0.00        0.00        0.00       (2.62)      (0.03)
     Net income (loss)                                  $     0.18  $     0.41  $     0.52  $    (2.75) $     0.44

    Common shares and common share equivalents
          outstanding                                       11,066      11,445      12,159      11,755      11,548


                                                              1999        1998        1997        1996        1995
Balance Sheet Data (2)
     Working Capital                                    $    4,586  $    1,062  $    1,488  $  (12,579) $   12,897
     Total Assets                                           49,457      51,609      43,048      56,252      64,818
     Long-term Debt                                              0           0           0           0           0
     Stockholders' Equity                                   14,292      13,254      11,272      14,404      40,292

     (1) Discontinued Operations includes the operations of Pro Image and BlowOut. Acquisitions were made by Pro Image and BlowOut during 1995 and 1996, therefore comparisons between years are not meaningful. See discontinued operations Note 13 of the Notes to the Consolidated Financial Statements.
     (2) The 1995 balance sheet has not been restated for discontinued operations.


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

    Results of Operations


                              RENTRAK CORPORATION
                           STATEMENTS OF OPERATIONS
                For The Years Ended March 31, 1999, 1998 and 1997

                                       1999            1998            1997

REVENUES                             $  123,787,390   $ 122,751,046    $ 116,275,503
OPERATING COSTS AND EXPENSES
     Cost of sales                      101,522,360     100,974,140       90,881,674
     Selling and administrative          19,515,633      14,571,789       16,159,729

                                        121,037,993     115,545,929      107,041,403
INCOME FROM OPERATIONS                    2,749,397       7,205,117        9,234,100
Other income                                597,108         652,381          999,068

INCOME BEFORE INCOME TAX PROVISION        3,346,505       7,857,498       10,233,168
Income tax provision                     (1,303,999)     (3,199,032)      (3,950,003)

NET INCOME                           $    2,042,506   $   4,658,466    $   6,283,165


    Fiscal 1999 Compared to Fiscal 1998

    Continuing Operations - Domestic PPT Operations and
    Other Continuing Subsidiaries

      For the year ended March 31, 1999, total revenue increased $1.0 million to $123.8 million from $122.8 million in the prior year. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT
    System; order processing fees generated when Cassettes are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers;
    sell-through fees generated when retailers sell
    Cassettes to consumers; royalty payments from Rentrak
    Japan; revenue related to the Company's fulfillment, order processing, and inventory management services to e-commerce and other companies, and sale of videocassettes.

      The increase in total revenue was primarily due to the growth in the Company's fulfillment and order processing services business. This growth in revenues was partially offset by the decrease in revenues in the core videocassette distribution business ("PPT revenue"). The decrease in PPT revenue resulted primarily from the following: (i) a reduction in the total number of Cassettes leased under the PPT System, due in part to program suppliers offering more titles on a sell through basis than historical levels; (ii) an increase in incentives offered by the Company to entice retailers to order more product; (iii) an increase in various "copy depth" programs offered by studios intended to increase the number of Cassettes in distribution (so-called "copy depth" programs) that lowered the cost of rental videocassettes to video retailers; (iv) an increase in studio direct revenue-sharing arrangements with the larger video store chains; and (v) the loss of some customers due to continuing industry consolidation.

      In fiscal 1999, application-fee revenue remained unchanged from the prior year at $0.4 million. During the year, order processing-fee revenue decreased to $22.4 million from $25.3 million in fiscal 1998, a decrease of $2.9 million, or 11.5 percent.
    Transaction-fee revenue totaled $72.8 million, a decrease of $5.9 million, or 7.5 percent, from $78.7 million the previous year. Sell-through revenue was $11.3 million in fiscal 1999 as compared to $9.4 million in fiscal 1998, an increase of $1.9 million, or 20 percent.

      Royalty revenue from Rentrak Japan increased to $2.2 million during fiscal 1999 from $1.1 million the previous year. This increase was due to a royalty payment from Rentrak Japan of $1.0 million in January
    1999.

      Cost of sales in fiscal 1999 increased to $101.5 million from $101 million the prior year, an increase of $0.5 million. The change is primarily due to the changes in revenue noted above and additional costs which were recorded during the year related to guaranteed minimum payments due to program suppliers on certain movie titles. In fiscal 1999, the Company's gross profit margin decreased to 17 percent from 18 percent the previous year, excluding the $1.0 million royalty payment from Rentrak Japan.

      Selling, general and administrative expenses were $19.5 million in fiscal 1999 compared to $14.6 million in fiscal 1998. This increase of $4.9 million, or 34 percent, was primarily due to (i) increased legal expenses to $1.9 million compared to $.7 million in the prior year; (ii) increased compensation costs associated with the growing fulfillment and order processing business; and (iii) increased advertising expenditures. Also, fiscal 1998 included collection of amounts which were previously reserved at March 31, 1997.

      Other income decreased from $.7 million in fiscal
    1998 to $0.6 million for fiscal 1999, a decrease of $0.1 million.

      For the year ended March 31, 1999, the Company recorded pre-tax income of $3.3 million, or 2.7 percent of total revenue, compared to $7.9 million, or
    6.4 percent of total revenue in the prior fiscal year.
    This decrease is due primarily to the increase in selling, general and administrative expenses as noted above.

      The Cassette distribution business is a highly competitive industry that is rapidly changing. The effect of these changes could have a material impact on the Company's operations. Item 1 (Business)
    Competition section of this Annual Report on Form 10-K further describes certain of these factors.

      Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of certain retail operations. Total revenue from Other
    Subsidiaries increased to $8.5 million in fiscal 1999
    from $6.5 million in fiscal 1998, an increase of $2
    million, or 30 percent.  Cost of sales was $5.2
    million, an increase of $1.9 million over the $3.3 million recorded in fiscal 1998. Selling, general and administrative expenses increased to $2.4 million in fiscal 1999 from $1.9 million in fiscal 1998, an increase of $0.5 million. As a percentage of total revenue, selling, general and administrative expenses decreased to 28 percent at year-end from 29 percent a year earlier.

      For the year ended March 31, 1999, Other
    Subsidiaries recorded pre-tax income of $0.8 million, or 9 percent of total revenue. This compares with pre-tax income of $0.7 million, or 10 percent of total revenue, in fiscal 1998.


    Consolidated Balance Sheet

      At March 31, 1999, total assets were $49.5 million, a decrease of $2.1 million from the $51.6 million a year earlier. A substantial portion of the decrease resulted from the Company's use of cash to repurchase the Company's Common Stock, as noted below, and to reduce accounts payable.

      Net current liabilities relating to BlowOut at March 31, 1999 and 1998 of approximately $3.7 million and $4.6 million, respectively represent amounts reserved for contingencies not yet settled as of March
    31, 1999.


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

      The increase in total revenue and the changes described in the following paragraphs were primarily due to the growth in (i) the number of retailers approved to lease Cassettes under the PPT System from the Company ; (ii) the number of titles released to the PPT System and (iii) the total number of Cassettes shipped under the PPT System.

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

      Net current liabilities relating to BlowOut at March 31, 1998 and 1997 of approximately $4.6 million and $4.4 million, respectively represent amounts reserved for contingencies not yet settled as of March
    31, 1998.



    LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Company had cash and other liquid investments of $2.1 million, compared to $6.4 million at March 31, 1998. At year-end, the Company's current ratio (current assets/current liabilities) was
    1.13 compared to 1.03 a year earlier.

      The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $12.5 million or the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999. Interest is payable monthly at the bank's prime rate (7.75 percent at March 31, 1999). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants or has obtained waivers for noncompliance as of March 31, 1999. At
    March 31, 1999, the Company had $7.9 million outstanding borrowings under this agreement.

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

      The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. The investments individually range from $35,000 to $4.5 million.
    Included in the total $14.0 million investment balance at March 31, 1999, are gross notes receivable of $9.1 million which are due as follows: $0.5 million -
    1999; $3.2 million - 2000; $2.6 million - 2001; $2.3
    million - 2005; and $0.5 million - 2008. Interest rates on the various loans range from 5 to 10 percent per annum. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

      As of March 31, 1999, the Company has invested or loaned approximately $14.0 million under the program and has reserves of approximately $9.6 million.

      On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States
    Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary
    BlowOut Video, Inc. The sale, to a third party video retailer, was approved on May 10, 1999 and closed on May 17, 1999 (the "closing"). The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). The obligations under this Guarantee were comprised of the following:

a. BlowOut had a revolving line of credit ("Line of Credit") in a maximum principal amount at one time outstanding of $5 million. The outstanding balance of approximately $2.1 million was paid in full at the closing. Therefore, the Company's obligation under the line of credit guarantee was discharged.

b. BlowOut also had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Guarantee. As of March 31, 1999, BlowOut had borrowed approximately $1.2 million under the Credit Facility. As the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the guarantee, has agreed to a payment plan to fulfill the obligation. The payment plan consists of a $300,000 payment in May 1999, and monthly payments of approximately $36,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility.

    In fiscal 1997, BlowOut executed a $3.0 million note in favor of the Company which accrues interest at 9% per annum. The Company has agreed to defer principal and interest payments on this note by BlowOut until December 31, 2004, during which deferment period no interest accrues. The Company also agreed to the forgiveness of all or a portion of the $3.0 million note as BlowOut is able to lower the Company's contingent obligations under its guarantees. At March 31, 1999, the total outstanding balance of the debt under such note, including accrued interest, was $2.8 million. This amount was fully reserved at March 31, 1999.

      On November 26, 1996, the Board authorized the re-purchase of up to two million shares of the Company's
    Common Stock in open market and negotiated purchases.
    The Company completed the purchase of the two million shares during the fiscal year ended March 31, 1999.
    The total cost for the two million shares was approximately $7.3 million. These purchases were funded through cash flows from operations.

      The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. These sources are expected to be sufficient to fund the Company's operations for the year ending March 31, 2000.


      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards
    Board (FASB) issued Statement of Financial Accounting
    Standards No. 130. "Reporting Comprehensive Income
    (SFAS 130).  The Company has adopted SFAS 130.

      In June 1998, the FASB issued Statement of
    Financial Accounting Standard No. 133 "Accounting for
    Derivative Instruments and Hedging Activities" (SFAS
    133). SFAS 133 is effective for the Company's fiscal year beginning April 1, 2001. (See Note 1 of the
    Notes to the Consolidated Financial Statements.)


    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
    ABOUT MARKET RISK

      The Company considered the provision of Financial
    Reporting Release No. 48 "Disclosure of Accounting
    Policies for Derivative Financial Instruments and
    Derivative Commodity Instruments, and Disclosure of
    Quantitative and Qualitative Information about Market
    Risk Inherent in Derivative Financial Instruments,
    Other Financial Instruments and Derivative Commodity
    Instruments."   The Company had no holdings of
    derivative financial or commodity instruments at March
    31, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk.
    The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position , results of operations or cash flows.


    ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements


           Item                                                    Page

           Report of Independent Public                             21
             Accountants

           Consolidated Balance Sheets as of March 31,1999          22
               and 1998

             Consolidated Statements of Income for Years            23
               Ended March 31, 1999, 1998 and
               1997

             Consolidated Statements of Stockholders' Equity        24
               for Years Ended March 31, 1999,
               1998 and 1997

             Consolidated Statements of Cash Flows for Years        25
               Ended March 31, 1999, 1998 and
               1997

             Notes to Consolidated Financial Statements             27

             Financial Statement Schedules                          45
               Schedule II


              Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.





    ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON  ACCOUNTING AND FINANCIAL DISCLOSURE

     None




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Rentrak Corporation:

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                   Arthur Andersen LLP

Portland, Oregon,
  May 21, 1999




                 RENTRAK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                     AS OF MARCH 31, 1999 AND 1998

                                ASSETS
                                                 1999          1998

CURRENT ASSETS:
  Cash and cash equivalents                  $  2,145,963  $  6,361,680
  Accounts receivable, net of allowance for
doubtful accounts of $355,241 and
  $586,641                                     23,906,398    24,395,143
  Advances to program suppliers                 2,840,262       431,975
  Inventory                                     2,804,983     2,427,176
  Income tax receivable                         3,006,502     1,991,763
  Deferred tax asset                            1,579,637     1,217,950
  Other current assets                          3,467,473     2,590,574
                                             ------------  ------------
          Total current assets                 39,751,218    39,416,261
                                             ------------  ------------

PROPERTY AND EQUIPMENT, net                     1,723,448     1,910,317

OTHER INVESTMENTS, net                          2,014,701       887,884

DEFERRED TAX ASSET                              2,497,762     4,087,292

OTHER ASSETS                                    3,469,660     5,306,943
                                             ------------  ------------
          Total assets                       $ 49,456,789  $ 51,608,697
                                             ============  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1999          1998

CURRENT LIABILITIES:
  Line of credit                             $  7,925,000  $  6,000,000
  Accounts payable                             16,628,294    23,333,656
  Accrued liabilities                           2,822,574     2,532,832
  Accrued compensation                            941,836     1,072,848
  Deferred revenue                                100,415       829,863
  Note payable                                  3,000,000             -
  Net current liabilities of discontinued
    operations                                  3,746,766     4,585,373
                                              ------------  ------------
          Total current liabilities            35,164,885    38,354,572
                                             ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    authorized: 10,000,000 shares                     -             -
  Common stock, $.001 par value;
    authorized: 30,000,000 shares; issued
    and outstanding: 10,439,948 shares in
    1999 and 10,986,455 shares in 1998            10,440        10,987
  Capital in excess of par value              43,644,479    45,365,298
  Cumulative other comprehensive income          137,747        54,645
  Accumulated deficit                        (28,751,757)  (30,794,263)
  Less- Deferred charge - warrants            (749,005)   (1,382,542)
                                             ------------  ------------
          Total stockholders' equity          14,291,904    13,254,125
                                             ------------  ------------
          Total liabilities and
          stockholders' equity              $ 49,456,789  $ 51,608,697
                                             ============  ============

   The accompanying notes are an integral part of these consolidated balance sheets.


                 RENTRAK CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                   1999          1998          1997
REVENUES:
  PPT                          $106,406,342  $113,181,910  $105,787,973
  Other                          17,381,048     9,569,136    10,487,530
                               ------------  ------------  ------------
                                123,787,390   122,751,046   116,275,503
                               ------------  ------------  ------------
OPERATING COSTS AND EXPENSES:
    Cost of sales               101,522,360   100,974,140    90,881,674
    Selling and
    administrative               19,515,633    14,571,789    16,159,729
                               ------------  ------------  ------------
                                121,037,993   115,545,929   107,041,403
                               ------------  ------------  ------------
     Income from operations       2,749,397     7,205,117     9,234,100
                               ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income                   429,830     1,135,823       862,143
  Interest expense                 (381,825)     (158,708)     (181,950)
  Gain (loss) on sale of
  investments                       549,103       (94,062)      318,875
  Other                                   -      (230,672)            -
                               ------------  ------------  ------------
                                    597,108       652,381       999,068
                               ------------  ------------  ------------
     Income before income
       tax provision              3,346,505     7,857,498    10,233,168

INCOME TAX PROVISION             (1,303,999)   (3,199,032)   (3,950,003)
                               ------------  ------------  ------------
     Net income                $  2,042,506  $  4,658,466  $  6,283,165
                               ============  ============  ============

EARNINGS PER COMMON SHARE:
  Basic                                $.19          $.42          $.52
                                       ====          ====          ====

  Diluted                              $.18          $.41          $.52
                                       ====          ====          ====


            The accompanying notes are an integral part of
                    these consolidated statements.

                 RENTRAK CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                                      Common Stock                     Cumulative
                                                  -------------------   Capital in       Other
                                                    Number of             Excess of   Comprehensive
                                                      Shares   Amount    Par Value        Income


BALANCE AT MARCH 31, 1996                            12,138,216 $12,138   $49,583,514      $ 567,508

  Repurchase of common stock                           (325,800)   (326)   (1,204,449)              -
  Issuance of common stock under employee stock
  option plans                                           35,025      35        49,013              -
  Net income                                                  -       -             -              -
  Change in unrealized gain (loss) on investment
  securities, net of tax                                      -       -             -      (382,576)

          Total comprehensive income
  Distribution of common stock in BlowOut                     -       -             -              -
  Amortization of warrants                                    -       -     (496,913)              -
                                                     ---------- -------   -----------      ---------
BALANCE AT MARCH 31, 1997                            11,847,441  11,847    47,931,165        184,932

  Repurchase of common stock                         (1,082,900) (1,082)   (4,124,329)              -
  Issuance of common stock under employee
  stock option plans                                    221,914     222       888,007              -
  Net income                                                  -       -             -              -
  Change in unrealized gain (loss) on investment
  securities, net of tax                                      -       -             -      (130,287)

          Total comprehensive income
  Income tax benefit from stock option exercise               -       -       320,455              -
  Retirements of warrants                                     -       -     (250,000)              -
  Issuance of warrants                                        -       -       600,000              -
  Amortization of warrants                                    -       -             -              -
                                                     ---------- -------   -----------      ---------


                                                      Common Stock                     Cumulative
                                                  -------------------   Capital in       Other
                                                    Number of             Excess of   Comprehensive
                                                      Shares   Amount    Par Value        Income

BALANCE AT MARCH 31, 1998                            10,986,455 $10,987   $45,365,298      $  54,645

  Repurchase of common stock                           (592,484)   (593)   (1,964,622)              -
  Issuance of common stock under employee stock
option plans                                             45,977      46       118,375              -
  Net income                                                  -       -             -              -
  Change in unrealized gain (loss) on investment
securities, net of tax                                        -       -             -         83,102

          Total comprehensive income
  Income tax benefit from stock option exercise
                                                              -       -        41,428              -
  Issuance of warrants                                        -       -        84,000              -
  Amortization of warrants                                    -       -             -              -
                                                     ---------- -------   -----------      ---------
BALANCE AT MARCH 31, 1999                            10,439,948 $10,440   $43,644,479      $ 137,747
                                                     ========== =======   ===========      =========

                 RENTRAK CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

           FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                              Deferred                   Compre-
                                               Accumulated     Charge                    hensive
                                                  Deficit      Warrants       Total       Income

BALANCE AT MARCH 31, 1996                       $(33,366,162) $(2,392,574)   $14,404,424

  Repurchase of common stock                               -            -     (1,204,775)
  Issuance of common stock under employee
  stock option plans                                       -            -         49,048
  Net income                                       6,283,165            -      6,283,165  $6,283,165
  Change in unrealized gain (loss) on
  investment securities, net of tax                        -            -       (382,576)   (382,576)
                                                                                          ----------
          Total comprehensive income                                                      $5,900,589
  Distribution of common stock in BlowOut         (8,369,732)            -   (8,369,732)  ==========
  Amortization of warrants                                 -      989,416       492,503
                                                ------------  -----------   -----------
BALANCE AT MARCH 31, 1997                        (35,452,729)  (1,403,158)   11,272,057

  Repurchase of common stock                               -            -    (4,125,411)
  Issuance of common stock under employee
  stock option plans                                       -            -       888,229
  Net income                                       4,658,466            -     4,658,466  $4,658,466
  Change in unrealized gain (loss) on
  investment securities, net of tax                        -            -      (130,287)   (130,287)
                                                                                         ----------
          Total comprehensive income                                                     $4,528,179
                                                                                         ==========


                                                              Deferred                   Compre-
                                               Accumulated     Charge                    hensive
                                                  Deficit      Warrants       Total       Income

  Income tax benefit from stock option
  exercise                                         $       -      $     -   $   320,455
  Retirements of warrants                                  -            -      (250,000)
  Issuance of warrants                                     -     (600,000)            -
  Amortization of warrants                                 -      620,616       620,616
                                                ------------  -----------   -----------
BALANCE AT MARCH 31, 1998                        (30,794,263)  (1,382,542)   13,254,125

  Repurchase of common stock                               -            -    (1,965,215)
  Issuance of common stock under employee
  stock option plans                                       -            -       118,421
  Net income                                       2,042,506            -     2,042,506  $2,042,506
  Change in unrealized gain (loss) on
  investment securities, net of tax                        -            -        83,102      83,102
                                                                                         ----------
          Total comprehensive income                                                     $2,125,608
  Income tax benefit from stock option                                                   ==========
  exercise                                                 -            -        41,428
  Issuance of warrants                                     -     (84,000)             -
  Amortization of warrants                                 -      717,537       717,537
                                                ------------  -----------   -----------
BALANCE AT MARCH 31, 1999                       $(28,751,757) $  (749,005)  $14,291,904
                                                ============  ===========   ===========

   The accompanying notes are an integral part of these consolidated statements.


                 RENTRAK CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                     1999         1998         1997
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                   $ 2,042,506  $ 4,658,466  $ 6,283,165
    Adjustments to reconcile
      net income to net cash
      provided by (used in)
      operating activities-
        (Gain) loss on asset
          and investment sales     (549,103)       94,062    (309,852)
        Depreciation and
          amortization             1,286,515      696,883      891,857
        Amortization and write-
          off of intangibles               -            -      272,433
        Amortization of
          warrants                   717,537      620,616      492,503
        Provision for doubtful
          accounts                 (125,000)    (300,000)      656,147
        Retailer financing
          program reserves           141,698    (518,450)    (401,891)
        Reserves on advances to
          program suppliers           17,596      150,977    (147,451)
        Deferred income taxes      1,176,909    1,277,239      161,331
    Change in specific
      accounts-
        Accounts receivable          778,471  (9,139,446)  (2,921,826)
        Advances to program
          suppliers              (2,425,883)    (658,014)    1,099,101
        Inventory                  (377,807)    (524,558)    (164,923)
        Income tax receivable    (1,014,739)    (802,511)    (477,011)
        Other current assets       (537,802)    (557,407)    4,585,968
        Accounts payable         (4,561,190)    6,173,164  (4,635,351)
        Accrued liabilities and
          compensation               158,730    (203,803)    1,495,462
        Deferred revenue           (729,448)  (1,842,986)      667,984
        Net current liabilities
          of discontinued
          operations             (1,176,530)     (47,741)      362,545
                                 -----------  -----------  -----------
     Net cash provided by (used
       in) operating activities  (5,177,540)    (923,509)    7,910,191
                                 -----------  -----------  -----------
                                                           (Continued)

                 RENTRAK CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

           FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                      1999         1998         1997

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchases of property and
      equipment                 $  (503,030) $  (508,398) $(1,454,391)
    Investments in retailer
      financing program          (1,329,778)    (550,000)  (3,178,020)
    Proceeds from retailer
      financing program                    -      518,450    2,029,911
    Purchases of investments       (570,512)  (1,076,299)            -
    Proceeds from sale of
      investments                  1,525,538      519,688      526,000
    Reduction (additions) of
      other assets and
      intangibles                (1,238,601)      701,761      495,667
    Proceeds from sale of
      assets                               -            -       10,410
                                 -----------  -----------  -----------
     Net cash used in investing
       activities                (2,116,383)    (394,798)  (1,570,423)
                                 -----------  -----------  -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net borrowings on line of
      credit                       1,925,000    1,000,000    2,300,000
    Borrowing on notes payable     3,000,000            -            -
    Retirement of warrants                 -    (250,000)            -
    Repurchase of common stock   (1,965,215)  (4,125,411)  (1,204,775)
    Issuance of common stock         118,421      888,229       49,048
                                 -----------  -----------  -----------
     Net cash provided by (used
       in) financing activities    3,078,206  (2,487,182)    1,144,273
                                 -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS           (4,215,717)  (3,805,489)    7,484,041

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                6,361,680   10,167,169    2,683,128
                                 -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                    $ 2,145,963  $ 6,361,680  $10,167,169
                                 ===========  ===========  ===========

            The accompanying notes are an integral part of
                    these consolidated statements.

                   RENTRAK CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1999, 1998 AND 1997



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

Under its PPT program, the Company enters into contracts to lease video cassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) to distribute video cassettes which are then leased to retailers for a percentage of the rentals charged by the retailers.

Rentrak Japan

In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC) to develop the Company's PPT distribution and information processing business in certain markets throughout the world.

On June 16, 1994, the Company and CCC amended the agreement. Pursuant to this amendment, the Company receives a royalty of 1.67% for all sales of up to $47,905,000, plus one-half of one percent (0.5%) of sales greater than $47,905,000 in each fiscal year. In addition, the Company received a one-time royalty of $2 million, of which $1 million was paid in fiscal 1995 and $1 million was paid and recorded as revenue in fiscal 1999. Rentrak Japan will receive additional territories to market PPT. In addition, the Company sold 34 shares of Rentrak Japan to CCC for 6,800,000 Yen ($68,068), reducing the Company's ownership in Rentrak Japan from 33-1/3% to 25%. The term of the Agreement was extended from the year 2001 to the year 2039.

In August 1996, the Company sold 60 shares of Rentrak Japan stock to a Japanese corporation for $110,000. This reduced the Company's interest in Rentrak Japan from 25% to 10%. In addition, the Company received a one-time royalty payment from Rentrak Japan of $4,390,000 in August 1996.

Rentrak UK Limited

In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited, and Rentrak UK Limited (Rentrak UK) to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK or non-delivery, by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67% of Rentrak UK's gross revenues from any and all sources.

Rentrak UK was originally structured as a joint venture between the Company, which owned 25%, Columbus Holdings Limited, which owned 67% of the venture and Rentrak Japan, which owns 8%. On March 31, 1999, the Company acquired Columbus Holdings Limited's 67% interest, and now owns 92% of Rentrak UK. The acquisition, which was not material to the operations of the Company, was accounted for as a purchase.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned
20 to 50% are accounted for by the equity method.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others, reserves on retailer financing program investments (Note 4) and estimated losses on disposal of discontinued operations (Note 12). Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents.

Investment Securities

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent and ability to hold or trade the securities at time of purchase. Securities available for sale are stated on the balance sheet at their fair market value with an adjustment to stockholders' equity to reflect net unrealized gains and losses, net of tax. Securities held to maturity are stated at amortized cost.

Detail of the proceeds from the sales of available for sale securities and realized gains and losses on sales of equity securities are as follows:

          Proceeds  Gross Gains   Gross Losses

1999     $1,525,538     $843,749     $(294,646)

1998        519,688       24,375      (118,437)

1997        526,000      318,875              -

When, in management's opinion, available for sales securities have experienced an other than temporary decline, the amount of the decline in value is charged to other income.

Unrealized losses of $230,672 were recorded in other income in the March 31, 1998 statement of operations. There were no unrealized gains or losses recognized in the March 31, 1999 and 1997 statements of operations.

Financial Instruments

A financial instrument is cash or a contract that imposes or conveys a contractual obligation or right, to deliver or receive, cash or another financial instrument. The estimated fair value of all material financial instruments, including retail financing program notes receivable, approximated their carrying values at March 31, 1999 and 1998.

Inventory

Inventory consists of videocassettes held for sale and is carried at the lower of cost (first-in, first-out method) or market value.


Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter.

Intangibles

The Company reviews its intangible assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. The Company estimates the sum of expected future undiscounted preinterest expense net cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of intangibles, the Company will recognize an impairment loss in an amount necessary to write down intangibles to a fair value as determined from expected discounted future cash flows.

Revenue Recognition

The PPT agreements generally provide for a one-time initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailer upon renting the video cassettes to their customers. The Company recognizes order-processing fees as revenue when the video cassettes are shipped to the retailers and recognizes transaction fees when the video cassettes are rented to the consumers.

When the Company's revenue is fixed and determinable at time of shipment of video cassettes to the retailers, deferred revenue is recorded and recognized as revenue in the statement of income when the video cassettes are rented to the consumers. The corresponding liability to video program suppliers for their share of the fees is recorded to cost of sales when the revenue is recognized with a corresponding amount to accounts payable. The Company also may charge retailers an application fee upon admission to the PPT program. This fee is recognized as PPT revenue when the application to participate in the PPT program is approved.

Stockholders and directors, or their families, own interests in several stores participating in the PPT program. The Company realized revenues from these stores of approximately $99,000, $323,000 and $254,000 during 1999, 1998 and 1997, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options.

The weighted average number of shares of common stock and common stock equivalents and net income used to compute basic and diluted earnings per share at March 31 were calculated as follows:

              Fiscal Year 1999         Fiscal Year 1998      Fiscal Year 1997
           ---------------------    ---------------------  -------------------

              Basic      Diluted     Basic      Diluted    Basic     Diluted

Weighted
average
number of
shares of
common stock
outstanding   10,775,126 10,775,126  11,222,443 11,222,443 12,076,031 12,076,031

Dilutive
effect of
exercise of
stock
options             -       291,017        -       222,378       -        83,406
Weighted
average
number of
shares of
common stock
outstanding
and common
stock
equivalents   10,775,126 11,066,143  11,222,443 11,444,821 12,076,031 12,159,437

Net income    $2,042,506 $2,042,506  $4,658,466 $4,658,466 $6,283,165 $6,283,165

Earnings per
share         $0.19      $0.18       $0.42      $0.41      $0.52      $0.52


Options and warrants to purchase approximately 3,700,000, 4,300,000 and 6,400,000 shares of common stock were outstanding during the years ended March 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants were greater than the average market price of the common shares.

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

Advertising Expense

Advertising expense, net of advertising reimbursements, totaled $641,221, $71,355 and $148,004 for the years ended March 31, 1999, 1998 and 1997, respectively.

Statement of Cash Flows

The Company had the following transactions for the years ended March 31:

                                      1999     1998         1997
CASH PAID FOR:
  Interest                            $328,802 $  153,398   $   197,642
  Income taxes, net of refunds         493,645  2,790,158      (156,284)

NONCASH FINANCING AND INVESTING
  ACTIVITIES:
Decrease in equity as a result of
decrease in net noncurrent assets
of discontinued operations through
reduction in equity
                                            -          -    11,122,512
Increase in equity as a result of
decrease in net current liabilities
of discontinued operations through
increase in equity
                                            -          -    (3,063,649)
Reclassification of notes receivable-
affiliate to other assets
                                            -          -     2,800,000
Reclassification of accounts
receivable to other assets and
other investments                     269,775  1,478,869             -
Reduction of warrants                       -          -       496,913
Issuance of warrants                  (84,000)  (600,000)            -
Tax benefit from stock option
exercises                             (41,428)  (320,455)            -
Change in unrealized gain (loss) on
investment securities, net of tax
                                       83,102   (130,287)     (382,576)

Impact of Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company has adopted SFAS 130. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that is not the result of transactions with shareholders. Components of the Company's comprehensive income consist of the change in unrealized gain (loss) on investment securities (net of tax), net of the reclassification adjustment for gains (losses) included in net income as follows:
                                         1999       1998        1997

Holding gain arising during the
  period, net of tax                  $291,761  $(166,031)  $(261,403)
Less- Reclassification adjustment
  for gains (losses) included in net
  income, net of tax                   208,659    (35,744)    121,173
                                      --------   ---------  ----------
Change in unrealized gain (loss) on
  investment securities, net of tax   $ 83,102  $(130,287)  $(382,576)
                                      ========   =========  ==========

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.
SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for the Company's fiscal year beginning April 1, 2001. The Company expects that adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.  INVESTMENT SECURITIES:

The carrying value and estimated fair value of marketable securities at March 31 were as follows:

                       Carrying  Unrealized  Unrealized
                         Value   Gross Gain  Gross Loss Fair Value
As of March 31, 1999:
  Available for sale-
    Noncurrent:
      Corporate
        securities      $ 35,108  $222,249   $    (77)   $257,280
                        ========  ========   =========   ========
As of March 31, 1998:
  Available for sale-
    Noncurrent:
      Corporate
        securities      $412,687  $113,934   $(25,797)   $500,824
                        ========  ========   =========   ========

Investment securities which have limited marketability are classified as noncurrent as management does not believe that they will be sold within one year.

3.  PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of:

                                          March 31,
                                   ------------------------
                                        1999         1998

Furniture and fixtures             $ 5,861,824   $ 5,525,374
Machinery and equipment                213,412       145,334
Leasehold improvements               1,687,257     1,569,436
                                   -----------   -----------
                                     7,762,493     7,240,144
Less- Accumulated depreciation     (6,039,045)   (5,329,827)
                                   -----------   -----------
                                   $ 1,723,448   $ 1,910,317
                                   ===========   ===========

4.  RETAILER FINANCING PROGRAM:

The Company has established a retailer financing program whereby on a selective basis the Company will provide financing to video retailers that the Company believes have the potential for substantial growth. In connection with these financings, the Company typically makes a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock may be obtained. As part of such financings, the retailer typically agrees to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given.

The Board of Directors has authorized the Company to make retailer loans and or investments such that the total amount of outstanding loans and investments is $18,000,000 or less. As of March 31, 1999, the Company has invested or made oral or written commitments to loan to or invest approximately $14,000,000 in various video retailers. The amounts outstanding under this program individually range from $35,000 to $6,000,000. The investments are stated on the balance sheet at their fair market value in accordance with SFAS 115. The notes, which have payment terms that vary according to the individual loan agreements, are due from 2000 through 2007. Interest rates on the various loans range from 5% to prime plus 2% (9.75 at March 31, 1999). Due to the nature of these loans, interest income is not recognized until received.

The loans are reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). A valuation allowance has been established for the amount by which the recorded investment in the loan exceeds the measure of the impaired loan. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. The amounts the Company could ultimately receive could differ materially in the near-term from the amounts assumed in establishing the reserves.

As of March 31, 1999, the Company has approximately $14,000,000 in loans and investments outstanding under the program and reserves of approximately $9,600,000. At March 31, 1998, the Company had invested or loaned approximately $14,200,000 under the program and had provided reserves of approximately $9,400,000.

The activity in the total reserves for the retailer financing program are as follows for the years ended March 31:

                            1999        1998

Beginning balance       $9,353,995  $10,340,375
Additions to reserve       240,614    1,982,591
Write-offs                       -  (2,450,521)
Recoveries                (18,921)    (518,450)
                        ----------  -----------
Ending balance          $9,575,688  $ 9,353,995
                        ==========  ===========

5.  LINE OF CREDIT:

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $12,500,000 or the sum of 80% of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999.

Interest is payable monthly at the bank's prime rate (7.75% at March 31, 1999). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants or has obtained waivers for noncompliance as of March 31, 1999. At March 31, 1999 and 1998, the Company had $7,925,000 and $6,000,000, respectively, outstanding under this agreement.

6.  RELATED PARTY NOTE PAYABLE:

On January 29, 1998, the Company entered into a $3,000,000 unsecured note payable with a director of the Company. The note bears interest at 10%, payable monthly and is due in full on July 31, 1999.

7.  INCOME TAXES:

The provision (benefit) for income taxes is as follows for the years ended March 31:

                                     1999        1998        1997
Current tax provision:
  Federal                           $     -  $1,689,658  $3,113,822
  Foreign                                 -   1,500,000           -
  State                                   -     232,133     633,637
                                 ----------  ----------  ----------
                                          -   3,421,791   3,747,459

Deferred tax provision
  (benefit)                       1,303,999   (222,759)     202,544
                                 ----------  ----------  ----------
Income tax provision             $1,303,999  $3,199,032  $3,950,003
                                 ==========  ==========  ==========

The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows for the years ended March 31:

                                     1999        1998        1997

Provision computed at statutory
  rates                          $1,137,812  $2,688,549  $3,479,277
State taxes, net of federal
  benefit                           133,860     117,464     418,200
Amortization of warrants            272,664     235,834     167,450
Other                             (240,337)     157,185   (114,924)
                                 ----------  ----------  ----------
                                 $1,303,999  $3,199,032  $3,950,003
                                 ==========  ==========  ==========

Deferred tax assets and (liabilities) from continuing operations are comprised of the following components at March 31, 1999 and 1998:

                                               1999        1998
Deferred tax assets:
  Current-
    Allowance for doubtful accounts        $   78,113  $  222,924
    Retailer-related accruals                 140,703     419,026
    Foreign tax credit                        713,497     500,000
    Net operating loss carryforward           539,108           -
    Capital loss carryforward                 195,543           -
    Other                                    (87,327)      76,000
                                           ----------  ----------
Total current deferred tax assets           1,579,637   1,217,950
                                           ----------  ----------
  Noncurrent-
    Depreciation                              433,691     431,385
    Retailer financing program reserve        552,775   1,689,421
    Program supplier reserves                 442,761     714,056
    Unrealized loss on investments            143,675     110,184
    Foreign tax credit                      1,000,000   1,000,000
    Intangibles amortization                (160,237)           -
    Other                                      85,097     142,246
                                           ----------  ----------
Total noncurrent deferred tax assets        2,497,762   4,087,292
                                           ----------  ----------
Total deferred tax assets                  $4,077,399  $5,305,242
                                           ==========  ==========

8.  STOCKHOLDERS' EQUITY:

Stock Options and Warrants

Effective March 31, 1997, the Company adopted the 1997 Non-Officer Employee Stock Option Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 500,000. In August 1997, the Company adopted the 1997 Equity Participation Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 1,100,000. The plans are administered by the Stock Option Committee of the Board who determines the terms and conditions of options issued under the plans. Options granted to date under the plans are exercisable over four to five years and expire ten years after date of grant. As of March 31, 1999, the Company has 181,330 and 140,000 options available to be granted under the 1997 Non-Officer Employee Stock Option Plan and 1997 Equity Participation Plan, respectively.

The Company has elected to account for its stock-based compensation plans in accordance with APB 25, under which no compensation expense has been recognized. The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 1999, 1998 and 1997, using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following assumptions:

                              1999          1998            1997

Risk-free interest rate   4.46 - 6.03%  5.56 - 7.17%   5.12 - 5.29%
Expected dividend yield        0%            0%             0%
Expected lives            5 - 10 years  5 - 10 years  4.6 - 10 years
Expected volatility          68.94%        48.53%         58.90%

Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS 123, the Company's net income and earnings per share reflected on the March 31, 1999, 1998 and 1997 statements of income would have been the following unaudited pro forma amounts:

                                   1999        1998        1997
Net income
  As reported                    $2,042,506  $4,658,466  $6,283,165
  Pro forma                          95,767   3,873,988   5,784,529

Basic earnings per share
  As reported                       $.19        $.42        $.52
  Pro forma                          .01         .35         .48

Diluted earnings per share
  As reported                       $.18        $.41        $.52
  Pro forma                          .01         .34         .48

Because the SFAS 123 method of accounting has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

The table below summarizes the plans' activity:

                                         Options Outstanding
                                      -------------------------
                                                     Weighted
                                       Number of     Average
                                         Shares   Exercise Price

Balance at March 31, 1996               3,092,608     $5.20

  Granted-
    Option price = fair market value       25,000     $5.00
    Option price > fair market value       78,204      5.10
  Issued                                  (35,025)     1.56
  Adjustment for spin-off                 222,408
  Canceled                               (427,072)     6.04
                                         ---------    -----
Balance at March 31, 1997               2,956,123      4.72

  Granted-
    Option price = fair market value      549,174      4.11
    Option price > fair market value       45,714      4.98
    Option price < fair market value       10,000      2.94
  Issued                                 (221,914)     4.14
  Canceled                               (513,772)     4.89
                                        ---------     -----
Balance at March 31, 1998               2,825,325      4.60

  Granted-
    Option price = fair market value      919,216      5.04
  Issued                                  (45,977)     2.77
  Canceled                               (252,458)     4.77
                                         ---------    -----
Balance at March 31, 1999               3,446,106     $4.73
                                        =========     =====

The weighted average fair value of options granted during the years ended March 31, 1999, 1998 and 1997 was $5.04, $4.15 and $3.42, respectively.
Options to purchase 2,006,932, 1,560,482 and 1,454,734 shares of common stock were exercisable at March 31, 1999, 1998 and 1997, respectively. These exercisable options had weighted average exercise prices of $4.575, $4.625 and $4.65 at March 31, 1999, 1998 and 1997, respectively.

The following table summarizes information about stock options outstanding at March 31, 1999:

                     Options Outstanding          Options Exercisable
              ---------------------------------  --------------------
                            Weighted
              Outstanding   Average    Weighted  Exercisable Weighted
  Range of       as of     Remaining    Average     as of     Average
  Exercise     March 31,  Contractual  Exercise   March 31,  Exercise
     Prices        1999         Life     Price        1999     Price

$1.00 - $2.59      53,520     0.8        $ 1.317     53,520   $ 1.317
 2.60 -  6.49   3,285,411     6.2          4.642  1,938,737     4.642
 6.50 -  9.78     107,175     8.1          9.268     14,675     7.664
                ---------                         ---------
 1.00 -  9.78   3,446,106     6.2          4.735  2,006,932     4.575
                =========                         =========

In November 1996, the Company adjusted the number of shares of common stock issued and outstanding to employees under the 1986 stock option plan. The adjustment, which increased the number of shares outstanding by 222,408 shares, also included a reduction in the exercise price. This adjustment was done to equalize the options' values before and after the distribution of the common stock of BlowOut in November 1996 (Note 12).

In September 1992, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $7.14 per share, which approximated market value at date of grant. The warrants were issued in connection with entering into a long-term licensing agreement with a program supplier. At March 31, 1997, all warrants had been issued. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 1,083,900 and decreased the price to $6.587. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 12). The adjustment was done pursuant to the supplier's agreement that requires the Company to adjust the warrant if a distribution of the Company's assets occurs. During fiscal year 1998, the warrants were canceled. The consideration of $250,000 which was paid by the Company for the cancellation of these warrants and the warrant for 459,303 shares of the Company's common stock as noted below was charged to stockholders' equity.

In July 1994, the Company agreed to issue warrants to buy up to 2,673,750 shares of the Company's common stock at an exercise price of $7.13 per share, which approximated market value at date of grant. The warrants were issued in connection with entering into a long-term licensing agreement with a program supplier. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 1,543,203 and decreased the price to $6.578. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 12). The adjustment was done pursuant to the supplier's agreement that requires the Company to adjust the warrant if a distribution of the Company's assets occurs. During fiscal 1997, 1,250,000 shares were canceled and therefore the unamortized value of $496,913 was adjusted through the Company's statement of stockholders' equity.

As a result of the July 1994 agreement discussed above, the Company issued warrants to acquire 423,750 shares of the Company's common stock to another program supplier under a "favored nations" clause in the contract with that program supplier. These warrants were also issued at an exercise price of $7.13 per share, which approximated market value at date of grant. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 459,303 and decreased the price to $6.578. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 12). The adjustment was done pursuant to the supplier's agreement that requires the Company to adjust the warrant if a distribution of the Company's assets occurs. During fiscal year 1998, the warrants were canceled.

In March 1998, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $6.59 per share, which exceeded market value at date of grant. The warrants were issued in connection with entering into a long-term agreement with a customer.

All warrants which the Company agreed to issue in 1995 and 1998 have been valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $4,133,977 has been recorded in the equity section and will be amortized over the associated periods to be benefited by each group of warrants. For 1999, 1998 and 1997, expense associated with the warrants was $717,537, $620,616 and $492,503, respectively.

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

9.  COMMITMENTS:

Leases

The Company leases certain facilities and equipment under operating leases expiring at various dates through 2009. Rental payments over the term of the leases exceeding one year are as follows:

Year Ending March 31,

         2000             $ 1,901,037
         2001               1,870,275
         2002               1,913,568
         2003               1,966,674
         2004               1,933,609
 2005 and thereafter        4,557,121
                          -----------
                          $14,142,284
                          ===========

The leases provide for payment of taxes, insurance and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was $1,926,455, $2,111,482 and $1,477,651 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of March 31, 1999, the Company has reserved approximately $2,400,000 for potential losses under such guarantee arrangements.

On March 22, 1999, BlowOut Entertainment, Inc. (BlowOut) filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale, to a third party video retailer, was approved on May 10, 1999 and closed on May 17, 1999 (the closing). The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). The obligations under this Guarantee were comprised of the following:

a. BlowOut had a revolving line of credit (Line of Credit) in a maximum principal amount at one time outstanding of $5 million. The outstanding balance of approximately $2.1 million was paid in full at the closing. Therefore, the Company's obligation under the line of credit guarantee was discharged.

b. BlowOut also had a credit facility (the Credit Facility) in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Company's guarantee. As of March 31, 1999, BlowOut had borrowed approximately $1.2 million under the Credit Facility. As the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the guarantee, has agreed to a payment plan to fulfill the obligation. The payment plan consists of an up front $300,000 payment, which was paid in May 1999, and monthly payments of approximately $36,000 until the balance is paid in full. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. The payments, as made, will be recorded as a reduction of "net current liabilities of discontinued operations" on the accompanying balance sheet.

In fiscal year 1997, BlowOut executed a $3.0 million note in favor of the Company which accrues interest at 9% per annum. The Company has agreed to defer principal and interest payments on this note by BlowOut until December 31, 2004 during which deferment period no interest accrues. The Company also agreed to the forgiveness of all or a portion of the $3.0 million note as BlowOut is able to lower the Company's contingent obligations under its guarantees. At March 31, 1999, the total outstanding balance of the debt under such note, including accrued interest, was $2.8 million. This amount was fully reserved at March 31, 1999.

10.  CONTINGENCIES:

On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan Fair Corporation, sued the Company and two of its officers in relation to the Company's attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. The case is pending in the U.S. District Court for the Eastern District of Wisconsin. Plaintiff alleges breach of contract, fraud, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO), and also asserts claims based on a promissory estoppel theory. On November 12, 1998, the court granted in part and denied in part the Company's motion to dismiss the complaint.
The court dismissed Harmon's claims of breach of contract, negligent misrepresentation and strict responsibility misrepresentation. The court also dismissed Harmon's claim that the Company had violated the RICO Act, as well as his claim that the Company participated in a RICO conspiracy. The court denied the Company's motion to dismiss with regard to Harmon's claims for fraud and promissory estoppel. It is expected that discovery will proceed with respect to the remaining claims. The Company believes that the plaintiff's remaining claims are without merit and intends to continue to vigorously defend itself and its officers against the remaining claims.

In April 1998, the Company filed a complaint (the Hollywood Complaint) against Hollywood Entertainment, Inc. (Hollywood), entitled Rentrak corporation v. Hollywood Entertainment et al., case No. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. In the Hollywood Complaint, the Company alleges that Hollywood breached and is continuing to breach its contractual obligation to acquire all of its leased videocassettes exclusively from the Company. The Company also alleges that Hollywood committed certain audit violations including breaching its contractual obligation to fully and accurately report all rentals and sales of the Company's videocassettes and to pay the appropriate fees to the Company in connection with such transactions. The Company is seeking monetary damages in the amount of $180,264,576 and injunctive relief for Hollywood's alleged violations of the exclusivity obligation, and monetary relief for Hollywood's alleged reporting and payment violations. The Company has suspended the ordering privileges of Hollywood on account of its breach of the PPT Agreement with the Company.

On April 28, 1999 Hollywood filed an Amended Answer, Affirmative Defenses and Counterclaims which added counterclaims that sought an unspecified amount of damages in excess of $10 million. The new counterclaims were for intentional interference with business relations, breach of contract, defamation, fraud, rescission, equitable accounting, offset, overpayment, recoupment, spoliation, Oregon Antitrust statute, Oregon Unlawful Trade Practices Act and injunctive relief. The Company has not yet filed its answer to Hollywood's new counterclaims. The Company believes that Hollywood's counterclaims are without merit and intends to vigorously defend itself.

In June 1998, Video Update, Inc. (Video Update) filed a complaint (the Video Update Complaint) against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleges various violations of the antitrust laws, including that the Company has attempted to monopolize the market for videocassettes leased to retail video stores in violation of Section 2 of the Sherman Act. Video Update further alleges that the Company's negotiation and execution of an exclusive, long-term revenue-sharing agreement with Video Update violates
Section 1 of the Sherman Act and Section 3 of the Clayton Act. Video Update is seeking unspecified monetary relief, including treble damages and attorneys' fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. In August 1998, the Court granted the Company's motion to dismiss the Video Update Complaint pursuant to Federal Rules of Civil Procedure Rule 12(b)(3) on the basis of improper venue.

In August 1998, Video Update filed a new complaint against the Company in the United States District Court for the District of Oregon (the Re-Filed Complaint), Case No. 98-1013HA. The Re-Filed Complaint is substantially the same as the previous complaint. The Company believes the Re-Filed Complaint lacks merit and intends to vigorously defend against the allegations in the Complaint. The Company has answered the Re-Filed Complaint denying its material allegations and asserting several affirmative defenses. The Company also has counterclaimed against Video Update alleging, among other things, breach of contract, breach of the covenant of good faith and fair dealing, promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, negligent misrepresentation and intentional interference with business advantage, and seeks damages and equitable relief.

In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January of 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. In response to the Company's motions, Video Update asked the court for time to take discovery before having to file oppositions. The court has given the parties until December 31, 1999 to conduct discovery. The court denied Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery has been conducted. Rentrak expects to re-file its motions after discovery has taken place.

In August 1998, the Company filed a complaint (the Movie Buffs Complaint) against Susan Janae Kingston d/b/a Movie Buffs (Movie Buffs), entitled Rentrak Corporation v. Susan Janae Kingston, an individual, d/b/a Movie Buffs, Case No. CV 98-1004 HA, in the United States District Court for the District of Oregon. The Movie Buffs complaint alleges breach of contract and conversion claims and seeks damages in the amount of at least
$3.3 million and punitive damages of $500,000. In September 1998, Movie Buffs filed counterclaims against the Company and Third Party Claims against Hollywood Entertainment Corp. (the Movie Buffs Counterclaims).
The Movie Buffs Counterclaims allege that the Company violated the antitrust laws, including the Sherman, Clayton and Robinson-Patman Acts. The Counterclaim also seeks declaratory relief, an accounting and alleges fraud and conspiracy to defraud, breach of contract, breach of the implied covenant of good faith, and unfair trade practices. Movie Buffs seeks an unspecified amount of damages (at least
$10 million), treble damages, general and consequential damages, punitive damages, attorneys' fees and court costs. In September 1998, Roadrunner Video (Roadrunner Video) filed a third-party complaint in intervention against the Company and Hollywood Entertainment Corp. (the Roadrunner Complaint). The Roadrunner Complaint alleges the same claims as the Movie Buffs Counterclaims. The Company believes the Movie Buffs Counterclaims and the Roadrunner Complaint lack merit and the Company intends to vigorously defend against all of the allegations therein.

On March 5, 1999 the Court granted the Company's motion to dismiss the Robinson-Patman Act claims. On April 12, 1999, Roadrunner and Movie Buffs filed amended claims against Rentrak which added a new claim for fraud. The Company continues to believe that the remaining Roadrunner and Movie Buffs claims are without merit and intends to continue to vigorously defend itself.

In the event of an unanticipated adverse final determination in respect of certain matters discussed above, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

The Company is also subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operation of the Company.

11.  EMPLOYEE BENEFIT PLANS:

At January 1, 1991, the Company established an employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The amount of the Company's contribution is at the discretion of Board of Directors. Contributions under the 401(k) Plan for the years ended March 31, 1999, 1998 and 1997 were $75,868, $68,120 and $57,743, respectively.

The Company has an Employee Stock Purchase Plan (the Plan). The Board of Directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 147,030 shares remain authorized and available for sale to employees.

All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment is made through payroll deductions.

Under the Plan, employees purchased 4,245 shares for aggregate proceeds of $20,214, 5,351 shares for aggregate proceeds of $20,993, and 8,685 shares for aggregate proceeds of $36,520, in 1999, 1998 and 1997, respectively.

12.  BUSINESS SEGMENTS, SIGNIFICANT SUPPLIERS AND MAJOR CUSTOMER:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 required the Company to report certain information about operating segments. SFAS 131 became effective for the Company's year ended
March 31, 1999. The Company classifies its services in two segments, PPT and Non-PPT. Non-PPT services include operations of BlowOut Video, a video retailer, and Com Alliance, the Company's internet based fulfillment service provider and amounts received pursuant to royalty agreements.

Business Segments
                                   1999          1998           1997

Net sales (1):
  PPT                        $106,972,685   $113,748,857   $106,038,728
  Non-PPT                      18,604,306     10,611,861     10,536,922
                             ------------   ------------   ------------
                             $125,576,991   $124,360,718   $116,575,650
                             ============   ============   ============
Income from operations (1):
  PPT                        $   (224,412)  $  5,417,174   $  3,573,932
  Non-PPT                       2,973,809      1,787,943      5,660,168
                             ------------   ------------   ------------
                             $  2,749,397   $  7,205,117   $  9,234,100
                             ============   ============   ============
Identifiable assets (1):
  PPT                        $ 46,770,579   $ 49,879,817   $ 42,163,519
  Non-PPT                       4,302,726      3,540,549      3,067,669
                             ------------   ------------   ------------
                             $ 51,073,305   $ 53,420,366   $ 45,231,188
                             ============   ============   ============

   (1)Total amounts differ from those reported on the consolidated financial statements as intercompany transactions and investments in subsidiaries are not eliminated for segment reporting purposes.


The Company has one program supplier that supplied product that generated 28%, a second that generated 26%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1999. The Company has one program supplier that supplied product that generated 48%, a second that generated 17%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1998. The Company has one program supplier that supplied product that generated 43%, a second that generated 23%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1997. There were no other program suppliers who provided product accounting for more than 10% of sales for the years ended
March 31, 1999, 1998 and 1997.

The Company currently receives a significant amount of product from one program supplier. Although management does not believe that this relationship will be terminated in the near term, a loss of this supplier could have an adverse affect on operating results.

One customer accounted for 13% of the Company's revenues in 1999. Another customer accounted for 11% and 13%, of the Company's revenues in 1998 and 1997, respectively.

13.  DISCONTINUED OPERATIONS:

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut pursuant to a Reorganization and Distribution Agreement (Distribution Agreement) dated as of November 11, 1996, between the Company and BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

During the year ended March 31, 1997, the Company provided for additional losses related to the spinoff of BlowOut, net of tax benefit of $.7 million, in the amount of approximately $7.5 million. A deferred tax asset related to these costs of approximately $3.2 million was also recorded with a valuation allowance reserve against the entire asset. The additional losses relate to contingencies which are not settled. These additional losses were offset by an adjustment to the estimated loss on disposal of Pro Image. Due to higher than anticipated sales proceeds from the sale of the Pro Image stores and franchise and recognition of previously reserved deferred tax assets of approximately $4.0 million, the Company recorded a gain of approximately $7.5 million. Therefore, there was no net impact on the March 31, 1997 statement of income of these adjustments to gain or loss on disposal of discontinued operations.

Net current liabilities of discontinued operations at March 31, 1999 include approximately $3.7 million relating to BlowOut for amounts reserved for contingencies not yet settled as of March 31, 1999. A deferred tax asset related to these costs of approximately $1.1 million was also recorded with a valuation allowance reserve against the entire asset.

Net current liabilities of discontinued operations at March 31, 1999 include management's best estimate of the anticipated losses from discontinued operations through the final resolution of all contingencies related to the discontinued operations. As noted above in Note 9, on March 22, 1999, Blowout filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The estimates are based on an analysis of the costs that may be incurred to dispose of the entities. The amounts the Company will ultimately incur could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations. Net current liabilities of discontinued operations at March 31, 1999 will be adjusted during fiscal year 2000 as appropriate based on the final dismissal of the case.

                                    RENTRAK CORPORATION
                             Valuation and Qualifying Accounts
                                       Schedule II

                               Balance at                  Charged to                     Balance at
                              Beginning of  Write Off and    Other          Recoveries    The End of
 Year Ended:                     Period       Expenses      Accounts       (Deductions)     Period

 Allowance for doubtful
    accounts
     March 31, 1997            627,895      (3,564,065)    (95,000)        3,440,483        409,313
     March 31, 1998            409,313      (4,655,356)       -            4,832,684        586,641
     March 31, 1999            586,641      (7,865,333)       -            7,633,933        355,241

 Advances to program
   suppliers reserve
     March 31, 1997          1,917,706        (149,192)       -                 -         1,768,514
     March 31, 1998          1,768,514         110,581     (696,339) 3          -         1,182,757
     March 31, 1999          1,182,757         (17,597)        -                -         1,165,160

 Other Current Assets-
 Retailer Financing
   Program reserve
     March 31, 1997          1,114,520            -      (1,114,520) 2          -              -
     March 31, 1998               -               -            -                -              -
     March 31, 1999               -               -         994,935  2          -           994,935

 Other Assets-
 Retailer Financing
    Program reserve
     March 31, 1997          4,918,031        (771,973)   5,164,396  1,2   1,029,921     10,340,375
     March 31, 1998         10,340,375            -        (467,930) 3      (518,450)     9,353,995
     March 31, 1999          9,353,995        (194,888)    (559,433) 2       (18,921)     8,580,753


 1 - Transferred from (to) discontinued operations.
 2 - Reclassified from Other Current Assets to Other Assets.
 3 - Eliminated against Other Assets.


                              PART III


    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
    REGISTRANT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See
    "Election of Directors" and "Executive Officers".


    ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instruction G(3) to Form 10-
    K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See
    "Executive Compensation.


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
    OWNERS AND
             MANAGEMENT

        Pursuant to General Instruction G(3) to Form 10-
    K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See
    "Security Ownership of Certain Beneficial Owners and
    Directors".


    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
    TRANSACTIONS

        Pursuant to General Instruction G(3) to Form 10-
    K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See
    "Compensation Committee Interlocks And Insider
    Participation" and Certain Relationships And
    Transactions".

                              PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
    AND REPORTS ON
             FORM 8-K

    (a)(1)   Financial Statements

        The following documents are filed as part of the
    Report:

              Consolidated Financial Statements:  The
              Consolidated Financial Statements of the
              Company are included in Item 8 of this
              Report:

             Report of Independent Public
              Accountants

             Consolidated Balance Sheets as of March 31,1999
               and 1998

             Consolidated Statements of Income for Years
               Ended March 31, 1999, 1998 and
               1997

             Consolidated Statements of Stockholders' Equity
               for Years Ended March 31, 1999,
               1998 and 1997

             Consolidated Statements of Cash Flows for Years Ended
               March 31, 1999, 1998, and 1997

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

    (b) Form 8-K Reports. During the fourth quarter of fiscal 1999, the Company filed no reports on Form
         8-K.

    (c)  Exhibits (See Exhibit Index)

    1.    A  shareholder may obtain a copy of any  exhibit
    included in this Report upon payment of a fee to cover
    the reasonable expenses of furnishing such exhibits by
    written   request  to  F.  Kim  Cox,  Executive   Vice
    President/Chief  Financial Officer, or  Carolyn  Pihl,
    Vice   President  Finance/Chief  Accounting   Officer,
    Rentrak  Corporation, PO Box 18888,  Portland,  Oregon
    97218

                             SIGNATURES

         Pursuant  to  the requirements of Section  13  or
    15(d)  of  the  Securities Exchange Act of  1934,  the
    Registrant has duly caused this report to be signed on
    its   behalf   by  the  undersigned,  thereunto   duly
    authorized.

    RENTRAK CORPORATION

    By      /S/ Ron Berger
            Ron Berger, President

    Date   June  25, 1999

         Pursuant  to  the requirements of the  Securities
    Exchange  Act  of  1934, this report has  been  signed
    below  by  the  following persons  on  behalf  of  the
    Registrant  and  in  the  capacities  and  the   dates
    indicated.

    Principal Executive Officer:
    By /S/ Ron Berger                      June 25, 1999
       Ron Berger, President/CEO

    Principal Financial Officer:
    By /S/ F. Kim Cox                      June 25, 1999
       F. Kim Cox, Executive Vice President/
       Chief Financial Officer

    Principal Accounting Officer:
    By /S/ Carolyn A. Pihl                 June 25, 1999
       Carolyn A. Pihl, Chief Accounting Officer

    Majority of Board of Directors:

    By /S/ Pradeep Batra                   June 25, 1999
       Pradeep Batra, Director

    By /S/ Skipper Baumgarten              June 25, 1999
       Skipper Baumgarten, Director

    By /S/ Ron Berger                      June 25, 1999
       Ron Berger, Chairman

    By /S/ Herbert M. Fischer              June 25, 1999
       Herbert M. Fischer, Director

    By /S/ James P. Jimirro                June 25, 1999
      James P. Jimirro, Director

    By /S/ Bill LeVine                     June 25, 1999
       Bill LeVine, Director

    By /S/ Muneaki Masuda                  June 25, 1999
       Muneaki Masuda, Director

    By /S/ Stephen Roberts                 June 25, 1999
       Stephen Roberts, Director


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

Exhibit Number  Exhibit                                        Page
     3.1        Amended and Restated Articles of
                Incorporation and amendments thereto
                (1)

     3.2        1995 Restated Bylaws, as amended to
                date (6)

     3.3        Amendment Number 1 to the 1995 Restated
                Bylaws of Rentrak Corporation. (34)

     3.4        Amendment Number 2 to the 1995 Restated         52
                Bylaws of Rentrak Corporation.

     4.1        Articles of Incorporation, as amended
                to date (incorporated by reference to
                Exhibit 3.1)

     4.2        Articles II and V of the 1995 Restated
                Bylaws (incorporated by reference to
                Exhibit 3.2)

    10.1*       1986 Second Amended and Restated Stock
                Option Plan and Forms of Stock Options
                Agreements (8)

    10.4*       Stock Option Agreement with Ron Berger,
                dated April 18, 1990 (2)

    10.5*       Stock Option Agreement with Ron Berger,
                dated April 18, 1995 (29)

    10.6*       Employment Agreement with Amir Yazdani
                dated December 20, 1995 (30)

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

    10.23       Business Loan Modification Agreement
                with Silicon Valley Bank dated May 17,
                1996 (11)

    10.25*      Employment Agreement with Carolyn Pihl
                dated May 6, 1996 (25)

    10.26       Guarantee Agreement dated as of June
                26, 1996 between Rentrak Corporation
                and BlowOut Entertainment, Inc. (13)

    10.27       Reorganization and Distribution
                Agreement between Rentrak Corporation
                and BlowOut Entertainment, Inc., dated
                as of November 11, 1996 (12)

    10.28       Asset Purchase Agreement by and among
                Pro Image Inc., PI Acquisition, L.C.
                and Rentrak Corporation dated December
                6, 1996 (14)

    10.29       Business Loan Modification Agreement
                with Silicon Valley Bank dated December
                27, 1996 (26)

    10.30       Business Loan Modification Agreement
                with Silicon Valley Bank dated December
                29, 1997 (31)

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

    10.35*      Employment Agreement of Ron Berger
                dated April 21, 1998 (32)

    10.36*      The 1997 Equity Participation Plan of
                Rentrak Corporation (20)

    10.37*      The Amendment to the 1997 Non-Officer
                Employee Stock Option Plan of Rentrak
                Corporation (21)

    10.38*      Rentrak Corporation Non-Qualified Stock
                Option Agreement (22)

    10.39*      Rentrak Corporation Incentive Stock
                Option Agreement (23)

    10.40       Amendment to the 1997 Equity
                Participation Plan of Rentrak
                Corporation. (33)

    10.42       The Amendment to the 1997 Equity
                Participation Plan of Rentrak
                Corporation (27)

    10.43*      Employment Agreement  with F. Kim Cox
                dated April 1, 1998 (28)

      21        List of Subsidiaries of Registrant              53

      23        Consent of Arthur Andersen                      54

      27        Financial Data Schedule                         N/A





* Management Contract

1. Filed in S-3 Registration Statement, File # 338511 as filed on November 21, 1994.
2.  Filed  as Exhibit 10.9 to 1991 Form 10-K filed on May 6, 1991.
3.  Filed as Exhibit B to 1994 Proxy Statement dated July 11,1994.
4.  Filed as Exhibit 10.1 to Form 10-K filed on June 28, 1993.
5.  Filed as Exhibit 10.5 to Form 10-K filed on June 28, 1993.
6.  Filed as Exhibit to Form 8-K filed on June 5, 1995.
7.  Filed as Exhibit to 1994 Form 10-K filed on June 29, 1994.
8.  Filed as Exhibit A to 1994 Proxy Statement dated July 11, 1994.
9.  Filed as Exhibit 10.13 to Form 10-K filed on June 29, 1995.
10. Intentionally Omitted.
11. Filed  as Exhibit  10.23 to Form 10-K filed  on  July  1,1996.
12. Filed as Exhibit 1 to Form 8-K filed on December 9, 1996.
13. Filed as Exhibit 2 to Form 8-K filed on December 9, 1996.
14. Filed as Exhibit 1 to Form 8-K filed on December 31, 1996.
15. Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
16. Filed as Exhibit 10 to Form 10-Q filed on November 14,1995.
17. Filed  as Exhibit 10.1 to Form 10-Q filed on November 3,1997.
18. Filed  as Exhibit 10.2 to Form 10-Q filed on November 3,1997.
19. Filed  as Exhibit 10.3 to Form 10-Q filed on November  3,1997.
20. Incorporated by reference to the Company's Proxy Statement dated June 25, 1997 for the Company's 1997 Annual Meeting of Shareholders.
21. Filed as Exhibit 4.1 to Form S-8 filed on October 29,1997.
22. Filed as Exhibit 10.6 to Form 10-Q filed on November 3,1997.
23. Filed as Exhibit 10.1 to Form 10-Q filed on February 9,1998.
24. Filed as Exhibit 10.9 to Form 10-K filed on June 19, 1997.
25. Filed as Exhibit 10.25 to Form 10-K filed on June 19, 1997.
26. Filed as Exhibit 10.29 to Form 10-K filed on June 19, 1997.
27. Filed as Exhibit 10.1 to Form 10Q filed on November 6,1998.
28. Filed as Exhibit 10.2 to Form 10Q filed on November 6,1998.
29. Filed as Exhibit 10.5 to 1998 Form 10-K filed on June 25,1998.
30. Filed as Exhibit 10.6 to 1998 Form 10-K filed on June 25,1998.
31. Filed as Exhibit 10.30 to 1998 Form 10-K filed on June 25,1998.
32. Filed as Exhibit 10.35 to 1998 Form 10-K filed on June 25,1998.
33. Filed as Exhibit 10.40 to 1998 Form 10-K filed on June 25,1998.
34. Filed as Exhibit 10.41 to 1998 Form 10-K filed on June 25,1998.