Form 10-Q
period 1999-06-30
RENTRAK CORP
filed 1999-08-16
CIK 800458

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: June
     30, 1999

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the Transition Period
     from                 to


Commission file number: 0-15159

                         RENTRAK CORPORATION
        (Exact name of registrant as specified in its charter)


OREGON                                 93-0780536
(State or other jurisdiction of        IRS Employer
incorporation or organization)         Identification no.)

7700 NE Ambassador Place, Portland, Oregon    97220
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

As of July 31, 1999, the Registrant had 10,471,806 shares of
Common Stock outstanding.






                  PART I. FINANCIAL INFORMATION


    Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999
         and March 31, 1999

         Consolidated Statements of Income for the three
         month periods ended June 30, 1999 and June 30,
         1998

         Consolidated Statements of Cash Flows for the three month periods ended June 30, 1999 and June
         30, 1998

        Notes to Consolidated Financial Statements




                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

                          ASSETS
                                                             (UNAUDITED)
                                                              June 30,         March 31,
                                                                1999             1999

CURRENT ASSETS:

    Cash and cash equivalents                                   $1,232,494       $2,145,963
    Accounts receivable, net of allowance for doubtful
       accounts of  $371,831 and $355,241                       26,988,536       23,906,398
    Advances to program suppliers                                4,047,292        2,840,262
    Inventory                                                    2,367,363        2,804,983
    Deferred tax asset                                           1,579,637        1,579,637
    Income tax receivable                                        2,639,470        3,006,502
    Other current assets                                         3,160,391        3,467,473
    Total current assets                                        42,015,183       39,751,218

PROPERTY AND EQUIPMENT, net                                      1,607,083        1,723,448
OTHER INVESTMENTS, net                                           2,616,801        2,014,701
DEFERRED TAX ASSET                                               2,529,873        2,497,762
OTHER ASSETS                                                     2,796,169        3,469,660
          TOTAL ASSETS                                         $51,565,109      $49,456,789

The accompanying notes are an integral
part of these consolidated balance sheets.


                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (UNAUDITED)
                                                              June 30,         March 31,
                                                                1999             1999

CURRENT LIABILITIES:
     Line of credit                                             $8,250,000       $7,925,000
     Accounts payable                                           16,698,289       16,628,294
     Accrued liabilities                                         6,958,694        5,822,574
     Accrued compensation                                          780,972          941,836
     Deferred revenue                                              111,778          100,415
     Net current liabilities of discontinued operations            730,070        3,746,766
          Total current liabilities                            $33,529,803      $35,164,885
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                                    0                0
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 10,442,345 shares
         at June 30, 1999 and 10,439,948 at
         March 31, 1999                                             10,442           10,440
     Capital in excess of par value                             43,650,246       43,644,479
     Cumulative other comprehensive income                          85,351          137,747
     Accumulated deficit                                       (25,138,769)     (28,751,757)
     Less - Deferred charge - warrants                            (571,964)        (749,005)
                                                                18,035,306       14,291,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $51,565,109      $49,456,789

          The accompanying notes are an integral
        part of these consolidated balance sheets.


              RENTRAK CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                                Three Months Ended June 30,
                                                       1999               1998
REVENUES:
     PPT                                               $26,441,311        $30,441,358
     Other                                               4,553,759          3,018,084

                                                        30,995,070         33,459,442

OPERATING COSTS AND EXPENSES:
     Cost of sales                                      24,437,684         27,547,868
     Selling, general, and administrative                4,499,153          3,761,942

                                                        28,936,837         31,309,810

INCOME FROM OPERATIONS                                   2,058,233          2,149,632

OTHER INCOME (EXPENSE):
     Interest income                                        38,183            121,862
     Interest expense                                     (165,425)           (18,225)
     Other                                                       0           (117,768)

                                                          (127,242)           (14,131)

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION                           1,930,991          2,135,501

INCOME TAX PROVISION                                       691,505            845,657

INCOME FROM CONTINUING OPERATIONS                        1,239,486          1,289,844

GAIN FROM DISPOSAL OF DISCONTINUED
   SUBSIDIARIES (PLUS INCOME TAX
      BENEFIT OF $483,502)                               2,373,502                  0
NET INCOME                                              $3,612,988         $1,289,844

EARNINGS PER SHARE:
      Basic:
         Continuing operations                               $0.12              $0.12
         Discontinued operations                             $0.23              $0.00
                                                             $0.35              $0.12
      Diluted:
         Continuing operations                               $0.12              $0.11
         Discontinued operations                             $0.23              $0.00
                                                             $0.35              $0.11

The accompanying notes are an integral
part of these consolidated statements.


                    RENTRAK CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)
                                                            Three Months Ended June 30,
                                                                   1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $3,612,988          $1,289,844
    Adjustments to reconcile income to
          net cash provided by (used in) in operations
    Gain on disposal of discontinued operations                     (2,373,502)                  0
    (Gain) loss on asset and investment sales                                0             117,768
    Depreciation and Amortization                                      328,879             196,494
    Amortization of warrants                                           177,041             157,864
    Provision for doubtful accounts                                          0            (131,653)
    Reserves on advances to program suppliers                              305                   0
    Change in specific accounts:
        Accounts receivable                                         (3,092,312)          3,231,437
        Advances to program suppliers                               (1,207,335)         (4,495,386)
        Inventory                                                      437,620            (312,023)
        Income tax receivable                                          367,032                   0
        Other current assets                                           307,082            (636,867)
        Accounts payable                                              (230,005)          6,186,843
        Accrued liabilities & compensation                             975,256              19,500
        Deferred revenue                                                11,363            (775,924)
        Net current liabilities of discontinued operations            (643,194)                  0

             Net cash provided by (used in) operations              (1,328,782)          4,847,897

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment, and inventory                    (65,939)            (72,087)
    Proceeds from retailer financing program                                 0              65,121
    Reduction (additions) of other assets
       and intangibles                                                 150,483            (107,745)

          Net cash used in investing activities                         84,544            (114,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under line of credit                     325,000          (6,000,000)
    Issuance of common stock                                             5,769              85,770

          Net cash provided by (used in) financing activitie           330,769          (5,914,230)

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                  (913,469)         (1,181,044)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                   2,145,963           6,361,680

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $1,232,494          $5,180,636

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                                    $195,095             $18,225
          Income taxes, net of refunds                                  19,330             107,857
    NON-CASH TRANSACTIONS
          Reclassification of accounts receivable to
             other investments                                          10,174                   0
          Change in unrealized gain (loss) on investment
             securities, net of tax                                    (52,396)           (110,869)



           The accompanying notes are an integral
           part of these consolidated statements.


                         RENTRAK CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1999 Annual Report to Shareholders.

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

The weighted average number of shares of common stock and common stock equivalents and net income used to compute basic and diluted earnings per share at June 30 were calculated as follows:

 Note B:    Net Income Per Share
                                     3-Months Ended                    3-Months Ended
                                      June 30, 1999                     June 30, 1998
                                          Basic         Diluted             Basic         Diluted

Weighted average number of
shares of common stock
outstanding                              10,440,614     10,440,614         11,004,333     11,004,333

Dilutive effect of exercise of
stock options                                     -        101,071                  -        931,306

Weighted average number
of shares of common stock
outstanding and common
stock equivalents                        10,440,614     10,541,685         11,004,333     11,935,639

Net Income:
  Continuing operations                  $1,239,486     $1,239,486         $1,289,844     $1,289,844
  Discontinued operations                 2,373,502      2,373,502                  -              -

Net income:                              $3,612,988     $3,612,988         $1,289,844     $1,289,844

Earnings per share:

  Continuing operations                       $0.12          $0.12              $0.12          $0.11
  Discontinued operations                      0.23           0.23                  -              -

  Net income                                  $0.35          $0.35              $0.12          $0.11

Options and warrants to purchase approximately 5,900,000 and 305,000 shares were outstanding for the three month periods ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares during the periods. The options and warrants, which expire during fiscal years 2000 through 2008, remain outstanding at June 30, 1999.


NOTE C:     Major Suppliers

For the quarter ended June 30, 1999, the Company had one program supplier whose product generated 22 percent, a second that generated 19 percent, and a third that generated an additional 18 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1999.


For the quarter ended June 30, 1998, the Company had one program supplier whose product generated 32 percent, a second that generated 31 percent, and a third that generated an additional 17 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of revenue for the three month period ended June 30, 1998.

NOTE D:     Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut
Entertainment, Inc. ("BlowOut").   The operations of BlowOut were
reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at June 30, 1999 of approximately $800,000 will be paid in monthly installments of approximately $36,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut , as the liability related to BlowOut contingencies was less than anticipated. The Company also reduced the valuation allowance which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $500,000 in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Net current liabilities of discontinued operations at June 30, 1999, relate to amounts to be paid pursuant to the BlowOut guarantees, net of tax benefit.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding liquidity and capital resources constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements can be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, the ability of the Company and its suppliers and customers to address potential Year 2000 problems, the continued availability of prerecorded videocassettes ("Cassettes") from Program Suppliers and the cost associated with certain litigation involving the Company as well as the outcome of that litigation. Such factors are discussed in more detail in the Company's 1999 Annual Report to Shareholders.

Results of Continuing Operations

For the quarter ended June 30, 1999, total revenue decreased $2.5 million, or 7.5 percent, falling to $31.0 million from $33.5 million in the quarter ended June 30, 1998. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition total revenue includes royalty payments from Rentrak Japan, charges to customers of the Company's fulfillment business known as ComAlliance, and sales of Cassettes.

The decrease in total revenue and the decreases described in the following paragraph were primarily due to the decline in (i) the total number of Cassettes leased under the PPT System; and (ii) the number of titles released to Rentrak for distribution under the PPT System.

Cost of sales for the quarter ended June 30, 1999 fell to $24.4 million from $27.5 million in the quarter ended June 30, 1998, a decrease of $3.1 million, or 11.3 percent. The decrease is due to the decrease in revenue noted above.

Selling, general and administrative expenses were $4.5 million for the quarter ended June 30, 1999 compared to $3.8 million in the quarter ended June 30, 1998, an increase of $0.7 million, or 18.4 percent.
The increase in selling, general and administrative expenses is primarily due to increased legal fees related primarily to the lawsuit with Hollywood Video.

For the quarter ended June 30, 1999, the Company recorded income from continuing operations of $1.2 million, or 4.0 percent of total revenue, compared to income from continuing operations of $1.3 million, or 3.9 percent of total revenue in the quarter ended June 30, 1998.

Discontinued Operations

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale to a third party video retailer was approved on May 10, 1999 and closed on May 17, 1999 (the "closing").

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut , as the liability related to BlowOut contingencies was less than anticipated. The Company also reduced the valuation allowance which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of $0.5 million in the valuation allowance was recorded as income tax benefit from discontinued operations in the accompanying consolidated income statement.

Net current liabilities of discontinued operations at June 30, 1999, relate to amounts to be paid pursuant to the BlowOut guarantees, net of tax benefit.

Consolidated Balance Sheet

At June 30, 1999, total assets were $51.6 million, an increase of $2.1 million from the $49.5 million at March 31, 1999. As of June 30, 1999, cash decreased $0.9 million to $1.2 million from $2.1 million at March 31, 1999. Accounts receivable increased $3.1 million from $23.9 million at March 31, 1999 to $27 million at June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and other liquid investments of $1.2 million, compared to $2.1 million at March 31, 1999. At June 30, 1999, the Company's current ratio (current assets/current liabilities) was 1.25 compared to 1.13 at March 31, 1999.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $12.5 million or the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on December 18, 1999. Interest is payable monthly at the bank's prime rate (7.75 percent at June 30, 1999). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. The Company is in compliance with these covenants as of June 30, 1999. At June 30, 1999, the Company had $8.3 million outstanding borrowings under this agreement.

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

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. The investments individually range from $35,000 to $4.9 million. Interest rates on the various loans range from 5 to 10 percent per annum. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. The amounts the Company ultimately receives could differ materially in the near term from the amounts assumed in establishing reserves.

The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). BlowOut had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Guarantee. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of June 30, 1999, the balance owing under this obligation is approximately $800,000.

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. These sources are expected to be sufficient to fund the Company's operations for the year ending March 31, 2000.


                              PART II

Item 1.  Legal Proceedings.

       Note 10 to the Company's Consolidated Financial
       Statements, under the caption "Contingencies" in the Company's 1999 Annual Report to Shareholders, provides information on certain litigation in which the Company is involved. There have been no material developments with respect to these litigation matters.

Item 2.  Changes in Securities

       None

Item 3.  Defaults upon Senior Securities

       None

Item 4.  Submission of matters to a Vote of Security Holders

       None

Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K - One

       The Company filed one report on form 8K
       dated June 14, 1999, during the quarter for which this report is filed, and reported information contained in Item 5 - Other Events.



                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of August, 1999

            RENTRAK CORPORATION:

            /S/ Carolyn A. Pihl

            Carolyn A. Pihl
            Vice President Finance
            Signing on behalf of the registrant