Form 10-Q
period 1999-09-30
RENTRAK CORP
filed 1999-11-12
CIK 800458

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 1999, the Registrant had 10,482,224 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999

         Consolidated Statements of Income for the three month periods ended September 30, 1999 and September 30, 1998

         Consolidated Statements of Income for the six month periods ended September 30, 1999 and September 30, 1998

         Consolidated Statements of Cash Flows for the six month periods ended September 30, 1999 and September 30, 1998

         Notes to Consolidated Financial Statements

                              RENTRAK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   (UNAUDITED)

                                                                   September 30,      March 31,
                                                                       1999              1999
                                                                 ----------------  ---------------
CURRENT ASSETS:

    Cash and cash equivalents                                     $  3,203,127      $  2,145,963
    Accounts receivable, net of allowance for doubtful
       accounts of $365,675 and $355,241                            26,405,447        23,906,398
    Advances to program suppliers                                    2,705,402         2,840,262
    Inventory                                                        2,611,455         2,804,983
    Deferred tax asset                                               1,579,637         1,579,637
    Income tax receivable                                            2,639,286         3,006,502
    Other current assets                                             3,376,462         3,467,473
                                                                 ----------------  ---------------
    Total current assets                                            42,520,816        39,751,218
                                                                 ----------------  ---------------

PROPERTY AND EQUIPMENT, net                                          1,735,020         1,723,448
OTHER INVESTMENTS, net                                               2,197,632         2,014,701
DEFERRED TAX ASSET                                                   2,667,404         2,497,762
OTHER ASSETS                                                         2,688,112         3,469,660
                                                                 ----------------  ---------------
          TOTAL ASSETS                                            $ 51,808,984      $ 49,456,789
                                                                 ================  ===============


                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                              RENTRAK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (UNAUDITED)

                                                                   September 30,      March 31,
                                                                       1999              1999
                                                                 ----------------  ---------------
CURRENT LIABILITIES:
     Line of credit                                                   $8,783,000       $7,925,000
     Accounts payable                                                 15,387,901       16,628,294
     Accrued liabilities                                               7,692,634        5,822,574
     Accrued compensation                                                799,759          941,836
     Deferred revenue                                                    142,296          100,415
     Net current liabilities of discontinued operations                  370,260        3,746,766
                                                                 ----------------  ---------------
          Total current liabilities                                   33,175,850       35,164,885
                                                                 ----------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                                        -                -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 10,481,019 shares
         at September 30, 1999 and 10,439,948 at
         March 31, 1999                                                   10,481           10,440
     Capital in excess of par value                                   44,081,287       43,644,479
     Cumulative other comprehensive income (loss)                       (139,039)         137,747
     Accumulated deficit                                             (24,533,661)     (28,751,757)
     Less - Deferred charge - warrants                                  (785,934)        (749,005)
                                                                 ----------------  ---------------
                                                                      18,633,134       14,291,904
                                                                 ----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $51,808,984      $49,456,789
                                                                 ================  ===============

                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                              RENTRAK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                                         (UNAUDITED)
                                              Three Months Ended September 30,
                                                    1999              1998
                                             ----------------   ---------------
REVENUES:
     PPT                                      $  22,967,631      $ 27,907,650
     Other                                        4,129,937         4,421,367
                                             ----------------   ---------------

                                                 27,097,568        32,329,017
                                             ----------------   ---------------

OPERATING COSTS AND EXPENSES:
     Cost of sales                               21,456,832        27,586,733
     Selling, general, and administrative         4,524,619         4,669,171
                                             ----------------   ---------------

                                                 25,981,451        32,255,904
                                             ----------------   ---------------

INCOME FROM OPERATIONS                            1,116,117            73,113

OTHER INCOME (EXPENSE):
     Interest income                                 35,761           109,803
     Interest expense                              (161,836)          (75,767)
                                             ----------------   ---------------

                                                   (126,075)           34,036
                                             ----------------   ---------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION                      990,042           107,149

INCOME TAX PROVISION                                384,934            40,190
                                             ----------------   ---------------
NET INCOME                                    $     605,108      $     66,959
                                             ================   ===============

EARNINGS PER SHARE:
      Basic:                                  $        0.06      $       0.01
      Diluted:                                $        0.06      $       0.01


                    The accompanying notes are an integral
                    part of these consolidated statements.

                              RENTRAK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                                          (UNAUDITED)
                                                Six Months Ended September 30,
                                                    1999               1998
                                              ---------------     --------------
REVENUES:
     PPT                                       $  49,408,942       $ 58,349,008
     Other                                         8,683,696          7,439,451
                                              ---------------     --------------

                                                  58,092,638         65,788,459
                                              ---------------     --------------

OPERATING COSTS AND EXPENSES:
     Cost of sales                                45,894,516         55,659,140
     Selling, general, and administrative          9,023,772          7,906,574
                                              ---------------     --------------

                                                  54,918,288         63,565,714
                                              ---------------     --------------

INCOME FROM OPERATIONS                             3,174,350          2,222,745
                                              ---------------     --------------

OTHER INCOME (EXPENSE):
     Interest income                                  73,944            231,665
     Interest expense                               (327,261)           (93,992)
     Other                                                 -           (117,768)
                                              ---------------     --------------

                                                    (253,317)            19,905
                                              ---------------     --------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION                     2,921,033          2,242,650

INCOME TAX PROVISION                               1,076,439            885,847
                                              ---------------     --------------
INCOME FROM CONTINUING OPERATIONS                  1,844,594          1,356,803

GAIN FROM DISPOSAL OF DISCONTINUED
   SUBSIDIARIES (PLUS INCOME TAX
      BENEFIT OF $483,502)                         2,373,502                  -
                                              ---------------     --------------
NET INCOME                                     $   4,218,096       $  1,356,803
                                              ===============     ==============
EARNINGS PER SHARE:
      Basic:
         Continuing operations                 $        0.18       $       0.12
         Discontinued operations               $        0.23                  -
                                              ---------------     --------------
                                               $        0.41       $       0.12
                                              ===============     ==============
      Diluted:
         Continuing operations                 $        0.17       $       0.12
         Discontinued operations               $        0.23                  -
                                              ---------------     --------------
                                               $        0.40       $       0.12
                                              ===============     ==============

                    The accompanying notes are an integral
                    part of these consolidated statements.

                              RENTRAK CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                         Six Months Ended September 30,
                                                                   -------------------   ------------------
                                                                           1999                 1998
                                                                   -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income                                                             $4,218,096           $1,356,803
    Adjustments to reconcile income to
      net cash provided by (used in) in operations                                                       -
    Gain on disposal of discontinued operations                            (2,373,502)
    Loss on asset and investment / asset sales                                 17,697              220,607
    Depreciation and Amortization                                             668,775              501,449
    Amortization of warrants                                                  261,908              359,561
    Studio advance reserves                                                     1,158                9,121
    Deferred income taxes                                                           -              274,382
    Change in specific accounts:
        Accounts receivable                                                (2,540,018)           1,483,210
        Advances to program suppliers                                         133,702           (3,282,853)
        Inventory                                                             193,528              (31,051)
        Income tax receivable                                                 367,216                    -
        Other current assets                                                   91,011           (1,929,202)
        Accounts payable                                                   (1,540,393)           1,757,299
        Accrued liabilities & compensation                                  1,727,983             (229,605)
        Deferred revenue                                                       41,881             (710,828)
        Net current liabilities of discontinued operations                 (1,003,004)                   -
                                                                   -------------------   ------------------
             Net cash provided by (used in) operations                        266,038             (221,107)
                                                                   -------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment, and inventory                          (387,723)            (285,475)
    Investments in retailer financing program                                       -             (929,320)
    Proceeds from sale investments                                            361,894              234,368
    Purchase of other assets & intangibles                                   (179,057)          (1,435,405)
                                                                   -------------------   ------------------
          Net cash used in investing activities                              (204,886)          (2,415,832)
                                                                   -------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under line of credit                            858,000            (885,000)
    Repurchase of common stock                                                      -            (388,547)
    Issuance of common stock                                                  138,012              82,580
                                                                   -------------------   ------------------
          Net cash provided by (used in) financing activities                 996,012          (1,190,967)
                                                                   -------------------   ------------------
NET (INCREASE) IN CASH AND
    CASH EQUIVALENTS                                                        1,057,164          (3,827,906)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                          2,145,963            6,361,680
                                                                   -------------------   ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $3,203,127           $2,533,774
                                                                   ===================   ==================

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                         Six Months Ended September 30,
                                                                   -------------------   ------------------
                                                                           1999                 1998
                                                                   -------------------   ------------------
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                                        $284,526              $93,992
          Income taxes paid, net of refunds received                        76,085              427,155
    NON-CASH TRANSACTIONS
          Decrease in net unrealized gain on
             investments securities                                        276,786             (92,725)
          Retailer Financing Program Investment through
              conversion of accounts receivable                             41,149               42,669



                     The accompanying notes are an integral
                     part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and six month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1999 Annual Report to Shareholders.

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

The weighted average number of shares of Common Stock equivalents and net income used to compute basic and diluted earnings per share for the three month and six month periods ended September 30, 1999 and 1998 were as follows:

Note B:    Net Income Per Share
           --------------------

                                  3-Months Ended          6-Months Ended            3-Months Ended             6-Months Ended
                                September 30, 1999      September 30, 1999         September 30, 1998        September 30, 1998
                          --------------------------  ------------------------  -----------------------  -------------------------
                             Basic        Diluted       Basic        Diluted      Basic       Diluted       Basic        Diluted
                             -----        -------       -----        -------      -----       -------       -----        -------
Weighted average
number of shares
of common stock
outstanding                  10,473,010   10,473,010    10,456,812    10,456,812  10,988,466  10,988,466    10,996,400    10,996,400

Dilutive effect of
exercise of
stock options                         -      327,073             -       214,072           -     158,436             -       544,871
                             ----------   ----------    ----------    ----------  ----------  ----------    ----------    ----------

Weighted average
number of shares of
common stock
outstanding and
common stock
equivalents                  10,473,010   10,800,083    10,456,812    10,670,884  10,988,466  11,146,902    10,996,400    11,541,270
                             ==========   ==========    ==========    ==========  ==========  ==========    ==========    ==========

Net Income:
    Continuing operations      $605,108     $605,108    $1,844,594    $1,844,594     $66,959     $66,959    $1,356,803    $1,356,803
    Discontinued operations           0            0     2,373,502     2,373,502           0           0             0             0
                             ----------   ----------    ----------    ----------  ----------  ----------    ----------    ----------

Net income                     $605,108     $605,108   $ 4,218,096   $ 4,218,096    $ 66,959    $ 66,959   $ 1,356,803   $ 1,356,803
                             ==========   ==========    ==========    ==========  ==========  ==========    ==========    ==========

Earnings per share:

    Continuing operations         $0.06        $0.06         $0.18         $0.17       $0.01       $0.01         $0.12         $0.12
    Discontinued operations       $0.00        $0.00         $0.23         $0.23       $0.00       $0.00         $0.00         $0.00
                             ----------   ----------    ----------    ----------  ----------  ----------    ----------    ----------

    Earnings per share            $0.06        $0.06         $0.41         $0.40       $0.01       $0.01         $0.12         $0.12
                             ==========   ==========    ==========    ==========  ==========  ==========    ==========    ==========


Options and warrants to purchase approximately 3.4 million and 5.1 million shares of common stock for the quarter ended September 30, 1999 and 1998 respectively, and 4.6 million and 2.7 million for the six month period ended September 30, 1999 and 1998 respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares during the periods. The options and warrants, which expire during fiscal years 2000 through 2009 remain outstanding at September 30, 1999.

NOTE C:     Major Suppliers

For the quarter ended September 30, 1999, the Company had one program supplier whose product generated 29 percent, a second that generated 27 percent, and a third that generated an additional 12 percent of Rentrak revenues. For the six month period ended September 30, 1999, the Company had one program supplier whose product generated 24 percent, a second that generated 23 percent, and a third that generated an additional 15 percent of Rentrak revenues. No other program supplier provided product which generated more than 10 percent of revenue for the three or six month periods ended September 30, 1999.

For the quarter ended September 30, 1998, the Company had one program supplier whose product generated 34 percent, a second that generated 23 percent, and a third that generated an additional 17 percent of Rentrak revenues. For the six month period ended September 30, 1998, the Company had one program supplier whose product generated 32 percent, a second that generated 28 percent, and a third that generated an additional 17 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or six month periods ended September 30, 1998.


NOTE D:     Discontinued Operations
            -----------------------

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut Entertainment, Inc. ("BlowOut").
The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at September 30, 1999 is approximately $729,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut , as the liability related to

BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $500,000 in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Net current liabilities of discontinued operations at September 30, 1999, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements can be identified by the uses of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economics, both domestic and international, competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology, the ability of the Company and its suppliers and customers to address potential Year 2000 problems, the continued availability of prerecorded videocassettes ("Cassettes") from program suppliers and the cost associated with certain litigation involving the Company as well as the outcome of that litigation. Such factors are discussed in more detail in the Company's 1999 Annual Report to Shareholders.

Results of Operations

For the quarter ended September 30, 1999, total revenue decreased $5.2 million, or 16.1 percent, to $27.1 million from $32.3 million in the quarter ended September 30, 1998. For the six month period ended September 30, 1999, total revenue decreased $7.7 million, or 11.7 percent, to $58.1 million from $65.8 million in the six month period ended September 30, 1998. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; and buy out fees when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes royalty payments from Rentrak Japan, charges to customers of the Company's fulfillment business known as ComAlliance and sale of Cassettes.

The decrease in total revenue and the decreases described in the following paragraph were primarily due to the reduction in (i) the total number of Cassettes leased under the PPT System; (ii) the number of titles released to the PPT System; and (iii) a one-time royalty of $1 million from Rentrak Japan which was recorded in September, 1998.

Cost of sales for the quarter ended September 30, 1999 decreased to $21.5 million from $27.6 million in the quarter ended September 30, 1998, a decrease of $6.1 million, or 22.1 percent. Cost of sales for the six month period ended September 30, 1999 decreased to $45.9 million from $55.7 million the prior year, a decrease of $9.8 million or 17.6 percent. These decreases are due to the decreases in revenue noted above; additional costs which were recorded in the quarter ended September 30, 1998 related to the guarantee minimum payments due to program suppliers on certain movie titles; and a reduction in incentives offered to certain large customers in the quarter ended September 30, 1999.

The gross profit margin increased to 20.8 percent in the quarter ended September 30, 1999 from 14.7 percent the previous year. The gross profit margin increased to 21.0 percent in the six month period ended September 30, 1999 from 15.4 percent in the six month period ended September 30, 1998. These increases are primarily due to the decreases in cost of sales as noted above.

Selling, general and administrative expenses were $4.5 million for the quarter ended September 30, 1999 compared to $4.7 million in the quarter ended September 30, 1998, a decrease of $.2 million, or 4.3 percent. Selling, general and administrative expenses were $9.0 million in the six month period ended September 30, 1999 compared to $7.9 million in the six month period ended September 30, 1998, an increase of $1.1 million or 13.9 percent. The increase in selling, general and administrative expenses for the six month period ended September 30, 1999 is primarily due to increased marketing expenses; the added expenses of starting Rentrak International; expenses incurred as a result of Rentrak becoming the operator of Rentrak UK; and legal fees.

For the quarter ended September 30, 1999, the Company recorded income from continuing operations of $.6 million, compared to income from continuing operations of $.1 million in the quarter ended September 30, 1998. For the six month period ended September 30, 1999, the Company recorded income from continuing operations of $1.8 million, compared to $1.4 million in the six month period ended September 30, 1998. These increases in profits are primarily due to the decreases in cost of sales noted above.

Discontinued Operations
-----------------------

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

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut as the liability related to BlowOut contingencies was less than anticipated. The Company also reduced the valuation allowance which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.


Consolidated Balance Sheet
--------------------------

At September 30, 1999, total assets were $51.8 million, an increase of $2.3 million from the $49.5 million at March 31, 1999. As of September 30, 1999, cash increased $1.1 million to $3.2 million from $2.1 million at March 31, 1999. Accounts receivable increased $2.5 million from $23.9 million at March 31, 1999 to $26.4 million at September 30, 1999. These increases were offset by a decrease in other assets of $.8 million from $3.5 million at March 31, 1999 to $2.7 million at September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash of $3.2 million compared to $2.1 million at March 31, 1999. At September 30, 1999, the Company's current ratio (current assets/current liabilities) increased to 1.28 from 1.13 at March 31, 1999.

At September 30, 1999, the Company had an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of (a) $12.5 million or (b) the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. Interest was payable monthly at the bank's prime rate (8.25 percent at September 30, 1999). The line was secured by substantially all of the Company's assets. The terms of the agreement required, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricted the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. As of September 30, 1999, the

Company was in compliance with these covenants.   The Company had $4.0 million
outstanding under this line at October 26, 1999.

Subsequent to September 30, 1999, the line which originally would have expired on December 18, 1999, was renewed under new terms and will now expire on June 30, 2000. The amount of the line may not exceed the lesser of (a) $10.00 million through January 15, 2000 and $7.5 million through June 30, 2000 or (b) the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. Interest is payable at the bank's prime rate plus 1 percent. The security interest and other terms of the agreement did not change from those as noted above.

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

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of September 30, 1999, the Company had invested or loaned approximately $9.7 million in various retailers. The investments individually range from $23,000 to $4.7 million. Interest rates per annum on the various loans range from 5 percent to 10 percent. As each financing is made, and periodically throughout the term of the agreement, the Company assesses the likelihood of recoverability of the amount invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of September 30, 1999, the Company reserved approximately $6.3 million.

The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). BlowOut had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Guarantee. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under the Credit Facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of September 30, 1999, the balance owing under this obligation is approximately $729,000.

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit facility. As noted above, in October, 1999, the bank extended the Company's line until June 30, 2000. At the time of extension, the bank indicated that they wanted to reduce large lines to companies which are not in the banks core technology niches, and therefore, there can be no assurance that the line of credit with the Company's primary lender will be renewed or continue after June 30, 2000. The Company is exploring other financing alternatives. Based on the Company's current budgets and projected cash needs, the Company believes that the Company's sources of liquidity are expected to be sufficient to fund the Company's operations for the year ending March 31, 2000.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.


On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan Fair Corporation, filed suit against the Company and two of its officers in the U.S. District Court for the Eastern District of Wisconsin. The lawsuit related to the Company's failed attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. In October 1999, the parties agreed to settle the case, and the Court dismissed the lawsuit. Under the settlement agreement, the Company will pay Harmon an amount of cash that is immaterial to the Company's results of operations. The Company's insurer will fund most of the settlement.

In April 1998, the Company filed a complaint (the "Hollywood Complaint") against Hollywood, entitled Rentrak Corporation v. Hollywood Entertainment et al., case no. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah,

Portland, Oregon. In the Hollywood Complaint, the Company alleges that Hollywood breached and is continuing to breach its contractual obligation to acquire all of its leased videocassettes exclusively from the Company. The Company also alleges that Hollywood committed certain audit violations including breaching its contractual obligation to fully and accurately report all sales of the Company's videocassettes and to pay the appropriate fees to the Company in connection with such transactions. The Company initially sought monetary damages in the amount of $180,264,576 and injunctive relief for Hollywood's alleged violations of the exclusivity obligation, and monetary relief for Hollywood's alleged reporting and payment violations. The Company has suspended the ordering privilege of Hollywood on account of its breach of the PPT Agreement with the Company.

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

On June 8, 1999, Rentrak filed its second amended complaint in its suit against Hollywood. The amended complaint added as individual defendants Hollywood Senior Vice President Bruce Giesbrecht and former Hollywood Senior Vice President Douglas Gordon. Rentrak also added claims of conspiracy, intentional interference with business relations, breach of fiduciary duty, negligent misrepresentation, tortious breach of contract, fraud, breach of implied duty of good faith and fair dealing, defamation, disparagement, spoliation, negligent supervision, negligent delegation, failure to pay all amounts due, unjust enrichment, and conversion. Rentrak is now seeking damages of not less than $220 million, plus attorney fees and costs.

On July 9, 1999, the court granted Rentrak's motion to dismiss Hollywood's Unlawful Trade Practices Act claim. On August 5, 1999, the court denied Hollywood's motion for partial summary judgement and denied Hollywood's motion to dismiss. The court also granted Rentrak's motion to add claims against Gordon, Giesbrecht and Hollywood that seek punitive damages.

Gordon and Giesbrecht have denied Rentrak's claims and assert one counterclaim that alleges spoliation. Hollywood has also denied Rentrak's claims and asserts counterclaims against Rentrak alleging intentional interference with business relations, breach of contract, defamation, fraud, recission, equitable accounting, offset, overpayment, recoupment, spoliation, Oregon antitrust statute and injunctive relief. Discovery has been completed. Trial is set for January 10, 2000 in Portland, Oregon.

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

In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January of 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. In response to the Company's motions, Video Update asked the court for time to take discovery before having to file oppositions. The court has given the parties until June 30, 2000 to conduct discovery. The court denied Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery has been conducted. Rentrak expects to re-file its motions after discovery has taken place. On October 21, 1999, the Company amended its counterclaims to add additional breach of contract claims, a claim for trade secret misappropriation and a claim for recovery of personal property. The amended countercomplaint also added Video Update's chairman, Daniel Potter as a defendant to the fraud and negligent misrepresentation claims.

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

On March 5, 1999 the Court granted the Company's motion to dismiss the Robinson-Patman Act claims. On April 12, 1999, Roadrunner and Movie Buffs filed amended claims against Rentrak which added a new claim for fraud. The Company continues to believe that the remaining Roadrunner and Movie Buffs claims are without merit and intends to continue to vigorously defend itself. Trial is set for April 25, 2000 in the United States District Court in Portland, Oregon.

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

Trademarks, Copyrights, and Proprietary Rights: The Company has registered its "RENTRAK", "PPT", "Pay Per Transaction", "Ontrak", "BudgetMaker", "DataTrak", "Prize Find" , "Blowout Video", "Fastrak", "GameTrak", "RPM", "Videolink+", "Unless You're Rich Enough Already", "Sportrak", "Movies For The Hungry Mind", and "VidAlert" marks under federal trademark laws. The Company has applied and obtained registered status in several foreign countries for a number of its trademarks. The Company claims a copyright in its RPM Software and considers it to be proprietary.


Item 2.  Changes in Securities and Use of Proceeds -  None


Item 3.  Defaults upon Senior Securities -  None


Item 4.  Submission of Matters to a Vote of Security Holders


On August 23, 1999, the Company conducted its Annual Meeting of Shareholders. The matters voted on were as follows:

1.       Voting for Directors was as follows:


Nominees                For:          Percentage:*     Withheld:     Percentage:

Skipper Baumgarten      7,064,960     72.13%           2,729,707     27.86%
Muneaki Masuda          7,065,260     72.13%           2,729,407     27.86%
Stephen Roberts         7,065,260     72.13%           2,729,407     27.86%
Takaaki Kusaka          7,065,160     72.13%           2,729,507     27.86%


* Percentage of votes cast at the meeting by Proxy

2. Proposal to Approve an Amendment to the 1997 Equity Participation Plan of Rentrak Corporation to increase the aggregate number of common shares that may be issued thereunder:

          For:             Against:          Abstain:        Broker Non-Votes:

          6,074,215        3,695,792         24,660          0


Item 5.  Other Information -    None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

          Exhibit 10.1 - The Amendment to the 1997 Equity Participation Plan of Rentrak Corporation. (1)

          Exhibit 27 - Financial Data Schedule

               (1) Incorporated by reference to the Company's Proxy Statement dated June 30, 1999 for the Company's 1999 Annual Meeting of Shareholders.

(b)  Reports on Form 8-K - None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of November, 1999

                            RENTRAK CORPORATION:

                            /s/ Carolyn A. Pihl

                            Carolyn A. Pihl
                            Chief Financial Officer
                            Signing on behalf of the registrant