Form 10-Q
period 1999-12-31
RENTRAK CORP
filed 2000-02-10
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For Quarter Ended: December
31, 1999

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


Registrant's telephone number, including area code:(503) 284-
7581


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No
( )

As of January 31, 2000, the Registrant had 10,505,137 shares of Common Stock outstanding.




               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 1999 and
     March 31, 1999

     Consolidated Statements of Operations for the three
     month periods ended December 31, 1999 and December 31,
     1998

     Consolidated Statements of Income for the nine month periods ended December 31, 1999 and December 31, 1998

     Consolidated Statements of Cash Flows for the nine
     month periods ended December 31, 1999 and December 31,
     1998

     Notes to Consolidated Financial Statements



                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

                          ASSETS
                                                             (UNAUDITED)
                                                            December 31,       March 31,
                                                                1999             1999

CURRENT ASSETS:

    Cash and cash equivalents                                   $6,891,564       $2,145,963
    Accounts receivable, net of allowance for doubtful
       accounts of $326,205 and $355,241                        29,212,096       23,906,398
    Advances to program suppliers                                2,829,741        2,840,262
    Inventory                                                    3,478,284        2,804,983
    Deferred tax asset                                           1,579,637        1,579,637
    Income tax receivable                                          438,334        3,006,502
    Other current assets                                         2,091,227        3,467,473

    Total current assets                                        46,520,883       39,751,218

PROPERTY AND EQUIPMENT, net                                      2,265,995        1,723,448
OTHER INVESTMENTS, net                                             596,600        2,014,701
DEFERRED TAX ASSET                                               2,974,371        2,497,762
OTHER ASSETS                                                     1,976,037        3,469,660

          TOTAL ASSETS                                         $54,333,886      $49,456,789

          The accompanying notes are an integral
        part of these consolidated balance sheets.

                   RENTRAK CORPORATION

               CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (UNAUDITED)
                                                            December 31,       March 31,
                                                                1999             1999

CURRENT LIABILITIES:
     Line of credit                                             $4,960,000       $7,925,000
     Accounts payable                                           19,843,226       16,628,294
     Accrued liabilities                                         7,549,601        5,822,574
     Accrued compensation                                          796,836          941,836
     Deferred revenue                                            3,749,951          100,415
     Net current liabilities of discontinued operations            112,813        3,746,766

          Total current liabilities                             37,012,427       35,164,885


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                             -                -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 10,500,805 shares
         at December 31, 1999 and 10,439,948 at
         March 31, 1999                                             10,501           10,440
     Capital in excess of par value                             44,374,799       43,644,479
     Cumulative other comprehensive income (loss)                 (639,878)         137,747
     Accumulated deficit                                       (25,520,099)     (28,751,757)
     Less - Deferred charge - warrants                            (903,864)        (749,005)

                                                                17,321,459       14,291,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $54,333,886      $49,456,789


          The accompanying notes are an integral
        part of these consolidated balance sheets.


                  RENTRAK CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (UNAUDITED)
                                                       Three Months Ended December 31,
                                                              1999                1998

REVENUES:
     PPT                                                       $19,965,669         $21,568,044
     Other                                                       5,819,395           5,438,936

                                                                25,785,064          27,006,980

OPERATING COSTS AND EXPENSES:
     Cost of sales                                              21,129,291          23,271,818
     Selling, general, and administrative                        6,016,945           4,182,641

                                                                27,146,236          27,454,459

INCOME (LOSS) FROM OPERATIONS                                   (1,361,172)           (447,479)

OTHER INCOME (EXPENSE):
     Interest income                                                61,993             144,094
     Interest expense                                             (233,422)           (149,207)
     Other                                                                            (157,944)

                                                                  (171,429)           (163,057)

LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX BENEFIT                                    (1,532,601)           (610,536)

INCOME TAX BENEFIT                                                (546,162)           (272,172)
NET LOSS                                                         ($986,439)          ($338,364)

EARNINGS (LOSS) PER SHARE:
      Basic:                                                        ($0.09)             ($0.03)
      Diluted:                                                      ($0.09)             ($0.03)

        The accompanying notes are an integral
        part of these consolidated statements.




              RENTRAK CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME

                                                    (UNAUDITED)
                                                Nine Months Ended December 31,
                                                       1999               1998

REVENUES:
     PPT                                               $69,374,611        $79,917,052
     Other                                              14,503,091         12,878,387

                                                        83,877,702         92,795,439

OPERATING COSTS AND EXPENSES:
     Cost of sales                                      67,023,807         78,852,512
     Selling, general, and administrative               15,040,717         12,167,661

                                                        82,064,524         91,020,173

INCOME FROM OPERATIONS                                   1,813,178          1,775,266

OTHER INCOME (EXPENSE):
     Interest income                                       135,937            375,759
     Interest expense                                     (560,683)          (243,199)
     Other                                                                   (275,712)

                                                          (424,746)          (143,152)

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION                           1,388,432          1,632,114

INCOME TAX PROVISION                                       530,277            613,675

INCOME FROM CONTINUING OPERATIONS                          858,155          1,018,439

GAIN FROM DISPOSAL OF DISCONTINUED
   SUBSIDIARIES (PLUS INCOME TAX
      BENEFIT OF $483,502)                               2,373,502
NET INCOME                                              $3,231,657         $1,018,439

EARNINGS PER SHARE:
      Basic:
         Continuing operations                               $0.08              $0.09
         Discontinued operations                             $0.23              $0.00
                                                             $0.31              $0.09
      Diluted:
         Continuing operations                               $0.08              $0.09
         Discontinued operations                             $0.22              $0.00
                                                             $0.30              $0.09

     The accompanying notes are an integral
     part of these consolidated statements.




                    RENTRAK CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
                                                            Nine Months Ended December 31,
                                                                   1999                1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $3,231,657          $1,018,439
    Adjustments to reconcile income to
          net cash provided by (used in) in operations
    Gain on disposal of discontinued operations                     (2,373,502)                  0
    Loss on sale of assets                                              17,607             275,712
    Depreciation and Amortization                                    1,039,530             807,425
    Amortization of warrants                                           389,280             536,758
    Provision for doubtful accounts                                    108,062              72,235
    Studio advance reserves                                              1,593               9,121
    Deferred income taxes                                                    0             517,048
    Change in specific accounts:
        Accounts receivable                                         (4,389,966)          2,266,232
        Advances to program suppliers                                    8,928          (3,369,480)
        Inventory                                                     (673,301)           (529,271)
        Income tax receivable                                        2,568,168                   0
        Other current assets                                         1,376,246          (2,459,048)
        Accounts payable                                             2,914,932          (3,095,181)
        Accrued liabilities & compensation                           1,582,027             106,153
        Deferred revenue                                             3,649,536            (778,546)
        Net current liabilities of discontinued operations          (1,260,451)           (197,309)

             Net cash provided by (used in) operations               8,190,346          (4,819,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment, and inventory                 (1,140,454)           (398,407)
    Investments in retailer financing program                                0            (947,759)
    Proceeds from sale of investments                                  361,894             469,339
    Disposal (purchase) of other assets & intangibles                  112,573          (1,565,071)

          Net cash used in investing activities                       (665,987)         (2,441,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payment) under line of credit                   (2,965,000)          4,029,289
    Repurchase of common stock                                               0          (1,759,057)
    Issuance of common stock                                           186,242             109,797

          Net cash provided by (used in) financing activitie        (2,778,758)          2,380,029

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                 4,745,601          (4,881,581)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                   2,145,963           6,361,680

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $6,891,564          $1,480,099

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                                    $286,017            $243,199
          Income taxes paid, net of refunds received                (2,428,003)            427,155
    NON-CASH TRANSACTIONS
          Increase (decrease) in net unrealized gain on
             investments securities                                   (777,624)            811,551
          Retailer Financing Program Investment through
              conversion of accounts receivable                         74,234              42,669



           The accompanying notes are an integral
           part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 1999 Annual Report to Shareholders.

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

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three and nine month periods ended December 31, 1999 and 1998 were as follows:

Note B:    Net Income (Loss) Per Share
                              3-Months Ended          9-Months Ended
                              December 31, 1999       December 31, 1999
                                 Basic      Diluted      Basic      Diluted

Weighted average
number of shares
of common stock
outstanding                     10,489,273  10,489,273  10,467,632  10,467,632

Dilutive effect of
exercise of
stock options                           -           -           -      142,715

Weighted average
number of shares of
common stock
outstanding and
common stock
equivalents                     10,489,273  10,489,273  10,467,632  10,610,347

Net Income:
    Continuing operations       ($986,439)  ($986,439)   $858,155    $858,155
    Discontinued operations            $0          $0  $2,373,502  $2,373,502

Net income                      ($986,439)  ($986,439) $3,231,657  $3,231,657

Earnings per share:

    Continuing operations          ($0.09)     ($0.09)      $0.08       $0.08
    Discontinued operations         $0.00       $0.00       $0.23       $0.22

    Earnings per share             ($0.09)     ($0.09)      $0.31       $0.30

                                 3-Months Ended          9-Months Ended
                                 December 31, 1998       December 31, 1998
                                    Basic      Diluted      Basic      Diluted
Weighted average
number of shares
of common stock
outstanding                       10,654,847  10,654,847  10,882,549  10,882,549

Dilutive effect of
exercise of
stock options                              -           -           -     363,247

Weighted average
number of shares of
common stock
outstanding and
common stock
equivalents                       10,654,847  10,654,847  10,882,549  11,245,796

Net Income:
    Continuing operations          ($338,364)  ($338,364) $1,018,439  $1,018,439
    Discontinued operations               $0          $0          $0          $0

Net income                         ($338,364)  ($338,364) $1,018,439  $1,018,439

Earnings per share:

    Continuing operations             ($0.03)     ($0.03)      $0.09       $0.09
    Discontinued operations            $0.00       $0.00       $0.00       $0.00

    Earnings per share                ($0.03)     ($0.03)      $0.09       $0.09


Options and warrants to purchase approximately 6.7 million and 6.3 million shares of common stock for the quarters ended December 31, 1999 and 1998, respectively, and 5.3 million and 3.9 million for the nine month periods ended December, 1999 and 1998, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares during the periods. The options and warrants, which expire during fiscal years 2000 through 2009 remain outstanding at December 31, 1999.


NOTE C:     Business Segments, Significant Suppliers and
            Major Customer

The Company classifies its services in three segments, PPT, 3PF.COM and other. Non PPT services including operations of BlowOut Video, a video retailers, the Company's internet based fulfillment service provider and amounts received pursuant to royalty agreements.

Business Segments

                         1999                      1998
                    Three    Nine Months    Three    Nine Months
                   Months       Ended       Months      Ended
                    Ended     December      Ended      December
                  December       31,       December      31,
                     31,                     31,

NET SALES: (1)
     PPT         $20,190,078 $69,998,227 $21,660,697 $80,293,042
    3PF.COM(2)     2,763,393   7,211,346   2,894,169   7,516,147
     OTHER         3,826,654   9,696,529   2,544,767   5,395,673

                 $26,780,125 $86,906,102 $27,099,633 $93,204,862

INCOME(LOSS)FROM
  OPERATIONS (1)
     PPT          ($525,416)  $3,663,655  ($760,133)  ($181,550)
     3PF.COM (2)   (585,835)   (613,515)      68,630     600,940
     OTHER           124,812     181,517     353,139     599,049

                  ($986,439)  $3,231,657  ($338,364)  $1,018,439

(1) Total amounts differ from those reported on the consolidated financial statements as intercompany transactions and investments in subsidiaries are not eliminated for segment reporting purposes.

(2) 3PF.COM, Inc's revenues related to the shipment of cassettes to PPT Customers was $770,652, $509,210,
     $2,404,784, and $2,940,033, for the three month periods ended December 31, 1999 and 1998 and the nine month periods ended December 31, 1999 and 1998, respectively.

For the quarter ended December 31, 1999, the Company had one program supplier whose product generated 23 percent, a second that generated 14 percent, and a third that generated 11 percent of Rentrak revenue. For the nine month period ended December 31, 1999, the Company had one program supplier whose product generated 23 percent, a second that generated 21 percent, and a third that generated an additional 14 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or nine month periods ended December 31, 1999.

For the quarter ended December 31, 1998, the Company had one program supplier whose product generated 25 percent, a second that generated 21 percent, and a third that generated an additional 15 percent of Rentrak revenue. For the nine month period ended December 31, 1998, the Company had one program supplier whose product generated 30 percent, a second that generated 26 percent, and a third that generated an additional 16 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or nine month periods ended December 31, 1998. One customer accounted for 11 percent of the Company's revenues in the three month period ended December 31, 1999.

NOTE D:   Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut
Entertainment, Inc. ("BlowOut").   The operations of BlowOut
were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at December 31, 1999 is approximately $674,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut , as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Net current liabilities of discontinued operations at December 31, 1999, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Certain information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology and the continued availability of prerecorded videocassettes ("Cassettes") from program suppliers. Such factors are discussed in more detail in the Company's 1999 Annual Report to Shareholders.

Results of Operations

For the quarter ended December 31, 1999, total revenue decreased $1.2 million, or 4.4 percent, to $25.8 million from $27 million in the quarter ended December 31, 1998.
For the nine month period ended December 31, 1999, total revenue decreased $8.9 million, or 9.6 percent, to $83.9 million from $92.8 million in the nine month period ended December 31, 1998. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; buy out fees when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes royalty payments from Rentrak Japan, charges to customers of the Company's fulfillment business known as 3PF.COM, Inc., formerly ComAlliance, and sale of Cassettes.

The decrease in total revenues for the three month and nine month periods ended December 31, 1999 is primarily due to the reduction in (i) the total number of Cassettes leased under the PPT System due in part to program suppliers offering more titles under copy depth programs than historical levels and program suppliers engaging in direct revenue sharing with the larger chains; (ii) the number of titles released to the PPT System; and (iii) a one-time royalty of $1 million from Rentrak Japan which was recorded in September 1998. These reductions in revenue were partially offset by an increase in revenue related to the Company's order processing and fulfillment services.

Cost of sales for the quarter ended December 31, 1999 decreased to $21.1 million from $23.3 million in the quarter ended December 31, 1998, a decrease of $2.2 million, or 9.4 percent. Cost of sales for the nine month period ended December 31, 1999 decreased to $67.0 million from $78.9 million the prior year, a decrease of $11.9 million or 15.1 percent. The decrease for the three month and nine month periods ended December 31, 1999 is due to the reduction in revenue as noted above and a decrease in cost of sales as a percentage of revenue due to a decrease in incentives offered by the Company to entice retailers to order more product.

The gross profit margin increased to 18.2 percent in the quarter ended December 31, 1999 from 13.7 percent the previous year. The gross profit margin increased to 20.1 percent in the nine month period ended December 31, 1999 from 15.0 percent in the nine month period ended December
31, 1998. These increases are primarily due to a reduction in incentives offered by the Company during 1999 versus
1998.

Selling, general and administrative expenses were $6.0 million for the quarter ended December 31, 1999 compared to $4.2 million in the quarter ended December 31, 1998, an increase of $1.8 million, or 42.9 percent. Selling general and administrative expenses were $15.0 million in the nine month period ended December 31, 1999 compared to $12.2 million in the nine month period ended December 31, 1998, an increase of $2.8 million or 23.0 percent. The increase in selling, general and administrative expenses is primarily due to increased legal fees; marketing expenses and compensation related to the Company's order processing and fulfillment services; the added expenses of starting Rentrak International; and expenses incurred as a result of Rentrak becoming the operator of Rentrak UK.

For the quarter ended December 31, 1999, the Company recorded a net loss of $1.0 million compared to a net loss of $.3 million in the quarter ended December 31, 1998. This increase in net loss is primarily due to the increase in selling, general and administrative expenses as noted above partially offset by the decrease in cost of sales. For the nine month period ended December 31, 1999, the Company recorded net income of $3.2 million, compared to net income of $1.0 million in the nine month period ended December 31, 1998. This increase in profits is primarily due to the gain from disposal of discontinued operations of $2.4 million recognized in the nine month period ended December 31, 1999, and increases in gross margin dollars offset by increases in selling, general and administrative expenses as noted above.



Discontinued Operations

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale to a third party video retailer was approved on May 10, 1999 and closed on May 17, 1999.

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


Consolidated Balance Sheet

At December 31, 1999, total assets were $54.3 million, an increase of $4.8 million from the $49.5 million at March 31, 1999. As of December 31, 1999, cash increased $4.8 million to $6.9 million from $2.1 million at March 31, 1999. Accounts receivable increased $5.3 million from $23.9 million at March 31, 1999 to $29.2 million at December 31, 1999. These increases were offset by a decrease in other current assets of $1.4 million from $3.5 million at March 31, 1999 to $2.1 million at December 31, 1999, an increase in deferred revenue of $3.6 million to $3.7 million at December 31, 1999 from $.1 million at March 31, 1999 and a decrease in income tax receivable from $3.0 million at March 31, 1999 to $.4 million at December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash of $6.9 million compared to $2.1 million at March 31, 1999. At December 31, 1999, the Company's current ratio (current assets/current liabilities) increased to 1.26 from 1.13 at March 31, 1999.

The Company has an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of (a) $7.5 million or (b) the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. The line of credit expires on June 30, 2000. Interest is payable monthly at the bank's prime rate plus one percent (9.5 percent at December 31, 1999). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricts the amount of net losses, loans and indebtedness and limits the payment of dividends on the Company's stock. As of December 31, 1999, the Company was in compliance with these covenants or waivers have been obtained. The Company had $5 million outstanding under this line at December 31, 1999.

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

The Board of Directors has authorized up to $18 million to be used in connection with the Company's retailer financing program. As of December 31, 1999, the Company had invested or loaned approximately $7.3 million in various retailers. The investments individually range from $23,000 to $4.7 million. Interest rates per annum on the various loans range from 5 percent to 10 percent. As each financing is made, and periodically throughout the term of the agreement, the Company assesses the likelihood of recoverability of the amount invested or loaned based on the financial position of each retailer. This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. As of December 31, 1999, the Company reserved approximately $4.4 million.

The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). BlowOut had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Guarantee. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under the Credit Facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of December 31, 1999, the balance owing under this obligation is approximately $674,000.

Based on the Company's current budgets and projected cash needs, the Company believes that its available sources of liquidity are expected to be sufficient to fund the Company's operations for the fiscal year ending March 31, 2000.


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

Accordingly, the Company began assessing the scope of the Year 2000 problem both internally and among its suppliers and customers as far back as March 1997, and began implementing remedial measures soon thereafter. The Company's assessment and any required modifications were all completed as of December 31, 1999. The total costs of the Company's assessments, corrective measures, and testing was less than $250,000.

As of January 31, 2000, the Company has not and does not anticipate experiencing any significant problems related to the Year 2000 issue that would be material to the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK.

          None.


                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On January 23, 2000, the Company and Hollywood Entertainment Corporation ("Hollywood") settled the case filed by the Company against Hollywood, Franklin Bruce Giesbrecht and Douglas A. Gordon in the Circuit Court of the State of Oregon for the County of Multnomah, Case No. 98-04-02811. Pursuant to the settlement, Hollywood paid the Company $14 million, $10 million of which was paid in cash and $4 million of which was paid by promissory note due within six months of the settlement. In addition, Hollywood issued to the Company 200,000 shares of Hollywood common stock. Furthermore, Hollywood agreed to indemnify the Company against any and all claims and demands made by Universal Studios or Buena Vista Home Entertainment, Inc. arising from the litigation, and the Company agreed to indemnify Hollywood against any and all claims and demands made by Twentieth Century Fox arising from the litigation. Under the settlement, Hollywood is permitted to continue its revenue sharing directly with the studios. Hollywood also agreed to provide the Company with all of Hollywood's rental and sales data on videocassettes and not to interfere with the Company's being retained by an entity to act as a data processor for Hollywood's data.

On November 21, 1997, Merle Harmon, individually and as assignee for Merle Harmon Enterprises and Fan Fair Corporation, filed suit against the Company and two of its officers in the U.S. District Court for the Eastern District of Wisconsin. The lawsuit related to the Company's failed attempt to negotiate the purchase of Merle Harmon Enterprises and Fan Fair Corporation. In October 1999, the parties agreed to settle the case, and the Court dismissed the lawsuit. Under the settlement agreement, the Company paid Harmon an amount of cash that is immaterial to the Company's results of operations. The Company's insurer funded most of the settlement.

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

In August 1998, the Company filed a complaint (the "Movie
Buffs Complaint") against Susan Janae Kingston d/b/a/ Movie
Buffs ("Movies Buffs"), entitled Rentrak Corporation v.
Susan Janae Kingston, an individual, d/b/a/ Movie Buffs,
Case no. CV 98-1004 HA, in the United States District Court for the District of Oregon. This case is described in the Company's 10-Q for the quarter ended September 30, 1999.
The Company filed a motion to dismiss the Robinson-Patman
Act claims pursuant to Federal Rules of Civil Procedure
12(b)(6), which motion was granted.  The court also granted
Roadrunner and Movie Buff's request to dismiss their claims against Hollywood without prejudice.

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

Item 4.  Submission of Matters to a Vote of Security Holders- None

Item 5.  Other Information -  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 10th day of February, 2000

               RENTRAK CORPORATION:

               /s/ Carolyn A. Pihl

               Carolyn A. Pihl
               Chief Financial Officer
               Signing on behalf of the registrant