Form 10-K405
period 2000-03-31
RENTRAK CORP
filed 2000-06-29
CIK 800458

This filing consists of  139
                                       pages.  The Exhibit Index  is
                                       on Page 52.

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10 - K

  X Annual  Report Pursuant to Section 13 or  15  (d)  of  the
    Securities Exchange Act of 1934 for fiscal year ended March  31,
    2000 or
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

As of June 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ was $34,042,760.

(Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 20, 2000. Includes shares held by certain depository organizations.)

As of June 20, 2000, the Registrant had 12,289,883 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2000 ANNUAL
MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K


                         TABLE OF CONTENTS

    PART I

Item                                                         Page

1.    Business                                                 3

2.    Properties                                               9

3.    Legal Proceedings                                        9

4.    Submission of Matters to a Vote of Security             11
      Holders

      PART II

5.    Market for the Registrant's Common Stock and            12
      Related Stockholder Matters

6.    Selected Financial Data                                 13

7.    Management's Discussion and Analysis of                 14
      Financial Conditions and Results of Operations

7A.   Quantitative and Qualitative Disclosures About          21
      Market Risk

8.    Financial Statements and Supplementary Data             22

9.    Changes in and Disagreements with Accountants           22
      on Accounting and Financial Disclosure

      PART III

10.   Directors and Executive Officers of the                 49
      Registrant

11.   Executive Compensation                                  49

12.   Security Ownership of Certain Beneficial                49
      Owners
      and Management

13.   Certain Relationships and Related Transactions          49

      PART IV

14.   Exhibits, Financial Statement Schedules and             50
      Reports on Form 8-K

                               PART I

    ITEM 1.  BUSINESS

    GENERAL

        The Company's primary business is the
    distribution of videocassettes to home video specialty stores and other retailers using its Pay
    Per Transaction system (the "PPT System"). Under the Company's PPT system, home video specialty stores and other retailers that rent videocassettes to consumers ("Retailers"), including grocery stores and convenience stores, lease videocassettes and other media ("Cassettes") from Rentrak for a low up-front fee and share a portion of each retail rental transaction with the Company. The Company's
    PPT System generated 79 percent, 85 percent and 91 percent of total revenues in fiscal years 2000, 1999 and 1998, respectively.

        The Company engages in several additional lines of business through the following wholly-owned subsidiaries:

         3PF.COM (formerly ComAlliance), provides order processing, inventory management, and fulfillment services to Internet retailers and wholesalers and to other businesses requiring just-in-time fulfillment. 3PF.COM's Web-site can be accessed at www.3PF.COM.

         formovies.com, Inc., provides Web-site
         services to Retailers and a video locator service for consumers through its innovative
         Web-site www.formovies.com.

         BlowOut Video, Inc., sells videocassettes and digital videodiscs through its Web- site www.blowoutvideo.com, and through seven retail outlets.


    PAY-PER-TRANSACTION

        The Company distributes Cassettes principally to home video specialty stores through its PPT
    System.  The PPT System enables Retailers to obtain
    Cassettes at a significantly lower initial cost than if they purchased the Cassettes from traditional video distributors.

        Under traditional distribution, a motion picture studio, licensee, or other owner of the rights to certain video programming ("Program
    Suppliers") sells Cassettes to a distributor for an average price of approximately $64. The distributor then sells Cassettes to a Retailer for an average price of approximately $70. The
    Retailer then rents Cassettes to the consumer at an average price of $2.50 and retains all of the rental revenue. Under the PPT System, after the Retailer is approved for participation in the PPT
    System, Cassettes are leased to the Retailer for a low initial fee (the "Order Processing Fee") plus a percentage of revenues generated by the Retailers from rentals to consumers (the "Transaction Fee").
    The Company retains a portion of each Order
    Processing Fee and Transaction Fee and remits the remainder to the appropriate Program Suppliers that hold the distribution rights to the Cassettes. Due to the lower costs of "bringing Cassettes in the door", Retailers generally obtain a higher number of Cassettes under the PPT System than the traditional distribution method. The expected benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The expected benefit to the Program Supplier is an increase in the total number of Cassettes shipped, resulting in increased revenues and opportunity for profit. The expected benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System
    ("Participating Retailers").

        The Company markets its PPT System throughout the United States, Canada and the United Kingdom.
    The Company also owns a nine percent interest in Rentrak Japan, K.K. ("Rentrak Japan"), a Japanese corporation which markets a similar service to video retailers in Japan.

        In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK
    Limited to develop the Company's PPT distribution and information processing business in the United
    Kingdom through Rentrak UK. The Company originally owned 25 percent of Rentrak UK. On March 31, 1999, the Company acquired an additional 67 percent interest, and now owns 84 percent of Rentrak UK.
    As of March 31, 2000, Rentrak UK is not generating income or positive cash flow. Accordingly, the Company wrote-off its investments of $222,000.
    Management of the Company is evaluating Rentrak
    UK's operations and is exploring options including selling or closing down the operations. Management intends to make a decision in the second quarter of fiscal 2001.

        The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount
    Home Video, Inc., and Twentieth Century Fox Home
    Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation. The
    Company's arrangements with Program Suppliers are of varying duration, scope and formality. In some cases, the Company has obtained Cassettes pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to the Company for the PPT System.
    Many of the Company's agreements with Program
    Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice.
    Therefore, there can be no assurance that any of the Program Suppliers will continue to distribute
    Cassettes through the PPT System, continue to have available for distribution titles which the Company can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers to the Company, there can be no assurance that they will be made available on terms acceptable to the Company. During the last three years, the Company has not experienced any material difficulty acquiring suitable Cassettes for the Company's markets on acceptable terms and conditions from Program Suppliers that have agreed to provide the same to the Company. The Company has one Program
    Supplier that supplied product that generated 25 percent; a second that generated 19 percent, and a third that generated 13 percent of Rentrak revenues for the year ended March 31, 2000. There were no other Program Suppliers who provided product that generated more than 10 percent of revenues for the year ended March 31, 2000.

        The Company currently receives a significant amount of product from three Program Suppliers.
    Although management does not believe that these relationships will be terminated in the near term, a loss of any of these suppliers could have an adverse affect on operating results.

        Certain Program Suppliers have requested, and the Company has provided, financial or performance commitments from the Company, including advances, warrants, or guarantees, as a condition of obtaining certain titles. The Company determines whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier's success with such titles prior to home video distribution and the Company's assessment of expected success in home rental distribution. The
    Company intends to continue this practice of providing such commitments and there can be no assurance that this practice will not in the future result in losses which may be material.

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

        To be competitive, Retailers must be able to rent their Cassettes on the "street date" announced by the Program Supplier for the title. Rentrak has contracted with 3PF.COM to distribute Rentrak's
    Cassettes via overnight air courier to assure delivery to Participating Retailers on the street date. The freight costs of such distribution comprise a portion of the Company's cost of sales.

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

     Year 2000

          Many computer software programs, as well as hardware with embedded software, use a two-digit date field to track and refer to any given year. There was concern that in 2000, these software and hardware systems would interpret the year "00" as "1900," which would cause them to perform faulty calculations or shut down altogether (the "Year 2000 Problem").

          Accordingly, the Company assessed the scope of the Year 2000 problem both internally and among its suppliers and customers in March 1997, and implemented remedial measures soon thereafter. The total cost of the company's assessments, corrective measures, and testing was less than $250,000.

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

    Seasonality

        The Company believes that the home video industry is seasonal because Program Suppliers tend to introduce hit titles at two periods of the year, early summer and Christmas. Since the release to home video usually follows the theatrical release by approximately six months (although significant variations occur on certain titles), the seasonal peaks for home video also generally occur in early summer and at Christmas. The Company believes its volume of rental transactions reflects, in part, this seasonal pattern, although the growth of Program Suppliers, titles available to the Company, and Participating Retailers may tend to obscure any seasonal effect. The Company believes such seasonal variations may be reflected in future quarterly patterns of its revenues and earnings.

    Retailer Financing Program

        In 1992, the Company established a Retailer
    Financing Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan and/or an equity investment in the Participating
    Retailer. In some cases, the Company obtained a warrant to purchase stock in the Participating
    Retailer. As part of such financing, the Participating Retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5 - 20 years). Under these agreements, Participating Retailers were typically required to obtain all of their requirements of Cassettes offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the Participating Retailer's revenues.
    Notwithstanding the long term nature of such agreements, both the Company and the Participating
    Retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given.

        The Rentrak Video Retailer Loan Program was adopted in 1992 at a time when the video industry was experiencing rapid growth. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. Now that the video industry is entering a phase of maturation, the Company does not expect to utilize this program in any material respect for any new participants. However, the Company may make follow on loans or investments in existing Video Retailer
    Loan Participants.

        As of March 31, 2000, the Company had
    approximately $6,900,000 in loans and investments outstanding under the program and reserves of approximately $5,700,000 of the total original loan or investment amount. As of March 31, 1999, the Company had approximately $14,000,000 in loans and investments outstanding under the Retailer
    Financing Program and had provided reserves of approximately $9,600,000.

    Competition

          The Cassette distribution business is a highly competitive industry that is rapidly changing. The traditional, and still dominant, method of distributing Cassettes to Retailers is through purchase transactions; i.e., a Retailer purchases Cassettes from a distributor and then offers the Cassettes for rental or sale to the general public. As described in greater detail above (see "Pay-Per-Transaction"), the Company's PPT System offers Retailers an alternative method of obtaining Cassettes. Accordingly, the Company faces intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., Major Video Concepts, Inc., Baker and Taylor, Inc., and
     Video One Canada, Ltd.   These and other traditional
     distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than the Company.

          In the last two years certain traditional distributors have taken steps to offer Cassettes to Retailers on a revenue sharing basis. For example, several traditional distributors have executed licensing agreements with Supercomm, Inc. ("Supercomm"), a wholly-owned subsidiary of The Walt Disney Company, to market product on revenue sharing terms. Several traditional distributors have also executed revenue sharing agreements with motion picture studios ("Studios"). Several traditional distributors have also entered into licensing agreements with the Company to distribute Cassettes to Retailers using the PPT System.

          The Company also competes with Supercomm on two levels: (1) domestically - for processing data for certain Studios' direct relationships with Blockbuster and other Retailers; and (2) internationally in certain markets. Supercomm also processes data for traditional distributors such as Ingram who then competes with the Company for revenue sharing cassettes as well as traditional cassettes.

          The Company also faces direct competition from the Studios. Beginning in 1997, several major Studios offered Retailers discounted pricing if such Retailers substantially increased the quantity of cassettes purchased. Also, some major Studios have offered Cassettes to Retailers on a lease basis. In addition, all major Studios sell Cassettes directly to major Retailers including Blockbuster, the world's largest chain of home video specialty stores. The Company believes all of the major Studios have executed direct revenue sharing agreements with Blockbuster and Hollywood Entertainment, the world's second largest chain of home video specialty stores. The Company also believes that certain Studios have executed direct revenue sharing agreements with several other large Retailers. The Company does not believe that the Studios have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

          The Studios also compete with the Company by releasing certain Cassette titles on a "sell-through" basis; i.e., they bypass the traditional rental period by selling the Cassettes directly to consumers at a price of approximately $14.95 to $29.95. To date, such "sell-through" distribution has generally been limited to certain newly released hit titles with wide general family appeal. However, because the Company's PPT business is partially dependent upon the existence of a rental period, a shift toward such "sell-through" distribution, particularly with respect to popular titles, could have a material adverse effect on the Company's business.

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

    Foreign Operations

        On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co.,
    Ltd. ("CCC"), a Japanese corporation, which is Japan's largest video specialty retailer. Pursuant to the agreement, the parties formed Rentrak Japan, a Japanese corporation, which is presently owned 9 percent by the Company and 90 percent by CCC's largest shareholder, Tsutaya Shoten Co., Ltd.
    Rentrak Japan was formed to implement the PPT
    System in Japan. The Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements. On August 6, 1992, the Company entered into an expanded definitive agreement with CCC to develop the PPT System in certain markets throughout the world.

        Prior to June 16, 1994 the Company owned a
    thirty-three and one-third percent interest in
    Rentrak Japan.  On June 16, 1994, the Company and
    CCC entered into an amendment to the definitive
    agreement.  Pursuant to this agreement, the Company
    will receive a royalty of 1.67% for all sales of up
    to $47,905,000 plus one-half of one percent of
    sales greater than $47,905,000 in each royalty year
    (June 1 - May 31).  Pursuant to the amendment, the
    Company received royalty payments of $1,000,000 in
    fiscal year 1995 and $1,000,000 in fiscal year
    1999.   The term of the agreement was extended from
    2001 to 2039. The Company currently owns approximately 9% of Rentrak Japan.

        In December 1999, the Company received a prepayment of $2,500,000 in exchange for $4,000,000 of credit related to the annual royalty described above, which is being recognized in revenues as royalties are earned under the terms of the contract. As of March 31, 2000, approximately
    $1,640,000 has been recorded as deferred revenue on the accompanying consolidated balance sheet to be recognized in future periods.

        In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited, and Rentrak UK
    Limited to develop the Company's PPT distribution and information processing business in the United
    Kingdom through Rentrak UK. Rentrak UK was originally structured as a joint venture between the Company, which owned 25 percent, Columbus
    Holdings Limited, which owned 66.7 percent and Rentrak Japan, which owned 8.3 percent. On March
    31, 1999, the Company acquired Columbus Holdings
    Limited's 67 percent interest, and now owns 84 percent of Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak
    UK or non-delivery by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67 percent of Rentrak UK's gross revenues from any and all sources.

    Trademarks, Copyrights, and Proprietary Rights

        The Company has registered its "RENTRAK", "PPT", "Pay Per Transaction", "Ontrak",
    "BudgetMaker", "DataTrak", "Prize Find" , "Blowout
    Video", "Fastrak", "GameTrak", "RPM", "Videolink+",
    "Unless You're Rich Enough Already", "Sportrak",
    "Movies For The Hungry Mind", "VidAlert", "Active
    Home Video", "Movie Wizard", and "Gotta Have It
    Guarantee" marks under federal trademark laws.  The
    Company has applied and obtained registered status in several foreign countries for many of its trademarks. The Company claims a copyright in its RPM Software and considers it to be proprietary.

    Employees

        As of March 31, 2000, including all
    subsidiaries, the Company employs 277 full-time employees. The Company considers its relations with its employees to be good.

    Financial Information About Industry Segments

        See Note 12 of the Notes to the Consolidated
    Financial Statements.


    ITEM 2.  PROPERTIES

        The Company currently maintains its executive offices in Portland, Oregon where it leases 53,566 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006.
    3PF.COM, Inc., Inc. maintains its distribution facilities in Wilmington, and Columbus Ohio where it leases 321,083 square feet. The Company's warehouse leases expire on June 30, 2002 and March
    31, 2001, respectively. Management believes its office space is adequate and suitable for current operations. Management is in the process of obtaining additional warehouse space for 3PF.COM, Inc., in order to grow its business. Management does not anticipate a problem in obtaining additional suitable warehouse space to meet its needs.


    ITEM 3.  LEGAL PROCEEDINGS

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

          In August 1998, Video Update filed a new complaint against the Company in the United States District Court for the District of Oregon (the "Re-Filed Complaint"), Case No. 98-1013HA. The Re-Filed Complaint is substantially the same as the previous complaint. The Company believes the Re-Filed Complaint lacks merit and intends to vigorously defend against the allegations in the Complaint. The Company answered the Re-Filed Complaint denying its material allegations and asserting several affirmative defenses. The Company also has counterclaimed against Video Update alleging, among other things, breach of contract, breach of the covenant of good faith and fair dealing, promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, negligent misrepresentation and intentional interference with business advantage, and seeks damages and equitable relief.

          In October 1998, the Company filed a motion for summary judgment seeking to dismiss Video Update's claims against Rentrak. In January 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. In response to the Company's motions, Video Update asked the court for additional time to take discovery before having to file oppositions. The court has given the parties until June 30, 2000 to complete discovery. The court denied
    Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery has been conducted. Rentrak expects to re-file its motions after discovery has taken place. On
    October 21, 1999, the Company amended its counterclaims to add additional breach of contract claims, a claim for trade secret misappropriation and a claim for recovery of personal property.

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

          In September 1998, Roadrunner Video ("Roadrunner
    Video") filed a third-party complaint in intervention against the Company and Hollywood Entertainment Corp.
    (the "Roadrunner Complaint"). The Roadrunner Complaint alleges the same claims as the Movie Buffs
    Counterclaims. The Company filed a motion to dismiss the Robinson-Patman Act claims pursuant to Federal
    Rules of Civil Procedure Rule 12(b)(6), which motion was granted. The court also granted Roadrunner and Movie Buff's request to dismiss their claims against Hollywood without prejudice. The Company believes the Movie Buffs Counterclaims and the Roadrunner Complaint lack merit and the Company intends to vigorously defend against all of the allegations therein.

          On March 5, 1999 the Court granted the Company's motion to dismiss the Robinson-Patman Act claims brought by Roadrunner and Movie Buffs. On April 12,
    1999, Roadrunner and Movie Buffs filed amended claims against Rentrak that added a new claim for fraud. The
    Company continues to believe that the remaining
    Roadrunner and Movie Buffs claims are without merit and intends to continue to vigorously defend itself.

          On February 10, 2000, the Company filed a complaint (the "Action Video Complaint") against David
    D. Passerallo, and Action Video, Inc. entitled Rentrak
    Corporation v. David D. Passerallo, an individual and Action Video, a North Carolina corporation, Case No. CV
    00-214-HA, in the United District Court for the District of Oregon. The Action Video Complaint alleges claims for conversion, and breach of contract, payment on advance agreement and personal guarantee.

          On April 10, 2000, Action Video filed
    counterclaims against the Company. Action Video's counterclaims allege that the Company violated antitrust laws, including the Sherman and Clayton Acts, based on the Company's alleged efforts to favor certain customers (such as Hollywood) over others and thereby restrain competition. The Action Video Counterclaims also include the following: (1) a demand for a declaratory ruling that the contract between the Company and Action Video is unenforceable as unconscionable and a contract of adhesion, (2) fraud and conspiracy to defraud, based on allegedly false representations intended to induce Action Video to act;
    (3) breach of contract based on the Company's allegedly wrongful termination of its contract with Action Video, allegedly wrongful computation of revenue entitlement, and certain other alleged actions; (4) breach of an implied covenant of good faith, based on the Company's allegedly wrongful termination of its contract with Action Video; (5) unfair trade practices based on the Company's alleged conduct during its dealings with Action Video, including termination of the Company's contract with Action Video; and (6) a demand for an accounting of the nature and amount of the parties' respective obligations under the contract. Action
    Video seeks unspecified monetary damages in excess of $7 million, treble damages, general and consequential damages, punitive damages in the minimum amount of $30 million, attorneys' fees and court costs.

          The Company has taken action to dismiss a number of Action Video's counterclaims. Action Video has agreed to dismiss certain of these counterclaims and has agreed to replead its remaining counterclaims. The
    Company believes that the Action Video Counterclaims are without merit and intends to vigorously defend against this litigation.

          In the event of an unanticipated adverse final determination in respect of certain matters discussed above, the Company's consolidated net income and financial position for the period in which such determination occurs could be materially affected.

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



                              PART II

    ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK
              AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, $.001 par value,
    is traded on the Nasdaq National Market, where its
    prices are quoted under the symbol "RENT".   As of
    May 31, 2000 there were approximately 328 holders of record of the Company's common stock. On May
    31, 2000, the closing sales price of the Company's common stock as quoted on the Nasdaq National
    Market was $3.63.

         The following table sets forth the reported high and low sales prices of the Company's common stock for the period indicated as regularly quoted on the Nasdaq National Market. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

        QUARTER ENDED                HIGH                 LOW

     JUNE 30, 1998                  $10.06               $5.59
     SEPTEMBER 30, 1998              $6.31               $3.28
     DECEMBER 31, 1998               $3.94               $2.00
     MARCH 31, 1999                  $4.22               $2.50
     JUNE 30, 1999                   $5.25               $2.66
     SEPTEMBER 30, 1999              $6.00               $3.50
     DECEMBER 31, 1999               $7.41               $3.25
     MARCH 31, 2000                  $7.25               $5.13

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


ITEM 6.    SELECTED FINANCIAL DATA
                                                                      (In Thousands, Except Per Share Amounts)

                                                                      Year Ended March 31,
                                                                         2000        1999        1998

Statement of Operations Data
     Net revenues:
          Application fees                                                $   311     $   371     $   383
          Order processing fees                                            23,086      22,420      25,313
          Transaction fees                                                 62,440      72,835      78,671
          Sell-through fees                                                 7,811      11,347       9,383
          Other                                                            19,736      16,814       9,001

     Total net revenues                                                   113,384     123,787     122,751
     Cost of sales                                                         91,706     103,943     102,484
     Gross profit                                                          21,678      19,844      20,267

     Selling and administrative expense                                    26,449      15,996      13,062
     Net (gain) expense on litigation settlement                           (7,792)      1,099           0
     Other income (expense)                                                (1,519)        597         652
     Income (loss) from continuing operations before
           discontinued operations and benefit (provision)
           for income taxes                                                 1,502       3,347       7,857
     Income tax benefit (provision)                                          (451)     (1,304)     (3,199)
     Income (loss) from continuing operations before
           discontinued operations                                          1,051       2,043       4,658
     Discontinued Operations:  (1)
     Loss from operations of discontinued subsidiaries
           less applicable income tax benefit                                   0           0           0
     Gain (loss) on disposal of discontinued subsidiaries                   2,374           0           0
     Net income (loss)                                                    $ 3,425     $ 2,043     $ 4,658

     Diluted income (loss) per share
           Continuing operations                                          $  0.10     $  0.18     $  0.41
           Discontinued operations                                           0.22        0.00        0.00
     Net income (loss)                                                    $  0.32     $  0.18     $  0.41

    Common shares and common share equivalents
           outstanding                                                     10,759      11,066      11,445


                                                                             2000        1999        1998
Balance Sheet Data
     Working Capital                                                      $ 9,871     $ 4,586     $ 1,062
     Total Assets                                                          50,473      49,457      51,609
     Long-term Deferred Revenue                                             1,677           0           0
     Stockholders' Equity                                                  18,081      14,292      13,254

     (1) Discontinued Operations includes the operations of Pro Image and BlowOut Acquisitions were made by Pro Image and BlowOut during 1996, therefore comparisons between years are not meaningful.
          See discontinued operations Note 13 of the Notes to the Consolidated Financial Statements.

                                                              (In Thousands, Except Per Share Amounts)

                                                                      Year Ended March 31,
                                                                         1997         1996

Statement of Operations Data
     Net revenues:
          Application fees                                                $   354     $    551
          Order processing fees                                            22,720       25,716
          Transaction fees                                                 70,467       70,187
          Sell-through fees                                                11,101       10,601
          Other                                                            11,634        6,211

     Total net revenues                                                   116,276      113,266
     Cost of sales                                                         92,416       96,585
     Gross profit                                                          23,860       16,681

     Selling and administrative expense                                    14,626       19,443
     Net (gain) expense on litigation settlement                                0            0
     Other income (expense)                                                   999          681
     Income (loss) from continuing operations before
           discontinued operations and benefit (provision)
           for income taxes                                                10,233       (2,081)
     Income tax benefit (provision)                                        (3,950)         595
     Income (loss) from continuing operations before
           discontinued operations                                          6,283       (1,486)
     Discontinued Operations:  (1)
     Loss from operations of discontinued subsidiaries
           less applicable income tax benefit                                   0      (18,700)
     Gain (loss) on disposal of discontinued subsidiaries                       0      (12,100)
     Net income (loss)                                                    $ 6,283     $(32,286)

     Diluted income (loss) per share
           Continuing operations                                          $  0.52     $  (0.13)
           Discontinued operations                                           0.00        (2.62)
     Net income (loss)                                                    $  0.52     $  (2.75)

    Common shares and common share equivalents
           outstanding                                                     12,159       11,755


                                                                             1997         1996
Balance Sheet Data
     Working Capital                                                      $ 1,488     $(12,579)
     Total Assets                                                          43,048       56,252
     Long-term Deferred Revenue                                                 0            0
     Stockholders' Equity                                                  11,272       14,404

     (1)  Discontinued Operations includes the operations of Pro Image and BlowOut
          Acquisitions were made by Pro Image and BlowOut during 1996, therefore comparisons between years are not meaningful. See discontinued operations
          Note 13 of the Notes to the Consolidated Financial Statements.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

    Forward Looking Statements

    Certain Information included in the Annual Report on Form 10-K (including Management's Discussion and
    Analysis of Financial Conditions and Results of
    Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the uses of forward-looking words such as "may", "will", "expects", "intends",
    "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the PPT System successfully, the financial stability of the Participating Retailers and their performance of their obligations under the PPT
    System, non-renewal of line of credit, business conditions and growth in the video industry and general economics, both domestic and international;
    competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, and the continued availability of Cassettes from Program Suppliers. This Annual
    Report on Form 10-K further describes certain of these factors.


    Results of Operations

             RENTRAK CORPORATION
           STATEMENTS OF OPERATIONS
 For The Years Ended March 31, 2000, 1999, and 1998


                                                    2000            1999            1998

REVENUES                                         $113,384,220    $123,787,390    $122,751,046
OPERATING COSTS AND EXPENSES
     Cost of sales                                 91,706,290     103,942,898     102,483,865
     Selling and administrative                    26,448,569      15,995,941      13,062,064
     Net (gain) expense on litigation settlement   (7,791,880)      1,099,154             -
                                                  110,362,979     121,037,993     115,545,929
INCOME FROM OPERATIONS                              3,021,241       2,749,397       7,205,117
Other income (expense)                             (1,519,378)        597,108         652,381
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX PROVISION AND GAIN
     FROM DISPOSAL FROM DISCONTINUED
     OPERATIONS                                     1,501,863       3,346,505       7,857,498
Income tax provision                                 (450,559)     (1,303,999)     (3,199,032)
INCOME FROM CONTINUING OPERATIONS                   1,051,304       2,042,506       4,658,466
Gain from disposal from discontinued operations
     plus income tax benefit of $483,502            2,373,502             -               -
NET INCOME                                       $  3,424,806    $  2,042,506    $  4,658,466

    Fiscal 2000 Compared to Fiscal 1999

    Continuing Operations - Domestic PPT Operations and
    Other Continuing Subsidiaries

      For the year ended March 31, 2000, total revenue decreased $10.4 million to $113.4 million from $123.8 million in the prior year. Total revenue includes the following fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; royalty payments from Rentrak Japan;
    revenue related to the Company's fulfillment, order processing, and inventory management services to e-commerce and other companies; and sales of videocassettes.

      The decrease in total revenue was primarily due to lower revenues from the Company's core PPT business. The decrease in PPT revenue resulted primarily from the following: (i) a reduction in the total number of Cassettes leased under the PPT
    System, (ii) an increase in incentives offered by the Company to entice retailers to order more product; (iii) an increase in various "copy depth" programs offered by studios intended to increase the number of Cassettes in distribution (so-called
    "copy depth" programs) that lowered the cost of rental videocassettes to video retailers; (iv) an increase in studio direct revenue-sharing arrangements with the larger video store chains;
    and (v) the loss of some customers due to continuing industry consolidation.

      In fiscal 2000, application-fee revenue was $0.3 million compared to $0.4 million in the prior year.
    During the year, order processing-fee revenue increased to $23.1 million from $22.4 million in fiscal 1999, an increase of $0.7 million, or 3 percent.  Transaction-fee revenue totaled $62.4
    million, a decrease of $10.4 million, or 14 percent, from $72.8 million the previous year.
    Sell-through revenue was $7.8 million in fiscal
    2000 as compared to $11.3 million in fiscal 1999, a decrease of $3.5 million, 31 percent.

      Royalty revenue from Rentrak Japan decreased to $1.8 million during fiscal 2000 from $2.2 million the previous year. This decrease was due to a one time royalty payment from Rentrak Japan of $1.0 million in January 1999, which was partially offset by an increase in the current year royalty due to increased revenues generated by Rentrak Japan.

      Cost of sales in fiscal 2000 decreased to $91.7 million from $103.9 million the prior year, a decrease of $12.2 million. The change is primarily due to the factors that led to changes in revenue noted above. In fiscal 2000, the Company's gross profit margin increased to 19 percent from 15 percent the previous year, excluding the $1.0 million royalty payment from Rentrak Japan.

      Selling, general and administrative expenses were $26.4 million in fiscal 2000 compared to $16.0 million in fiscal 1999. This increase of $10.4 million, or 65 percent, was primarily due to (i) increased reserves related to an outstanding receivable account and write offs of other assets for a total of approximately $9.0 million in the fourth quarter of fiscal 2000; (ii) increased compensation and occupancy costs associated with the expanding fulfillment and order processing business; and (iii) increased advertising expenditures.

      In January 2000, the Company recorded a gain of approximately $7.8 million as a result of settling litigation with Hollywood Entertainment. See footnote 10 of the notes to the consolidated financial statements.

      Other income decreased from $0.6 million in fiscal 1999 to an expense of $(1.5) million for fiscal 2000, a decrease of $2.1 million. This decrease is primarily due to the loss on sale of investments recognized in fiscal 2000 of approximately $1.2 million compared to a gain on sale of investments in fiscal 1999 of approximately
    $0.5 million.

      For the year ended March 31, 2000, the Company recorded pre-tax income of $1.5 million, or 1 percent of total revenue, compared to $3.3 million, or 3 percent of total revenue in the prior fiscal year. This decrease is due primarily to the increase in selling, general and administrative expenses as noted above offset by the net gain on litigation settlement.

      The Cassette distribution business is a highly competitive industry that is rapidly changing. The effect of these changes could have a material impact on the Company's operations. Item 1
    (Business) Competition section of this Annual
    Report on Form 10-K further describes certain of these factors.

      Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of operations of 3PF.COM, Inc., and Blowout Video, Inc.

      Total revenues from 3PF.COM, Inc. increased to
    11.6 million at March 31, 2000 compared to $10.5
    million at March 31, 1999 an increase of $1.1
    million.  This increase was primarily due to
    increased volume from existing customers.   Cost of
    sales was $10.1 million, an increase of $1.7 million over the $8.4 million recorded in fiscal
    1999. This increase is due to the increase in freight and warehouse labor due primarily to the increase in revenue as noted above. Selling, general and administrative expenses increased to $2.6 million in fiscal 2000 from $1.2 million in fiscal 1999, an increase of $1.4 million. As a percentage of total revenue, selling, general and administrative expenses increased to 22 percent for fiscal 2000 from 11 percent for the prior year.
    This increase was due to increased compensation, advertising and travel and entertainment expenses.
    These costs have increased primarily due to expanded sales and marketing efforts. The Company anticipates that these costs will continue to grow substantially in the near future.

      As a result of the foregoing factors, for the year ended March 31, 2000, 3PF.COM, Inc. recorded pre-tax loss of $1.0 million, or 9 percent of total revenue. This compares with pre-tax income of $0.6 million, or 6 percent of total revenue, in fiscal
    1999.

      Total revenues from Blowout Video, Inc.
    increased to $9.5 million in fiscal 2000 from $8.4
    million in fiscal 1999, an increase of $1.1
    million, or 13 percent. Cost of sales was $6.0
    million, an increase of $0.8 million over the $5.2 million recorded in fiscal 1999. Selling, general and administrative expenses increased to $3.0 million in fiscal 2000 from $2.4 million in fiscal
    1999, an increase of $0.6 million. As a percentage of total revenue, selling, general and administrative expenses increased to 32 percent for fiscal 2000 from 29 percent for the prior year.
    These increases were primarily the result of opening 3 new stores during fiscal 2000.

      For the year ended March 31, 2000, BlowOut
    Video, Inc. recorded pre-tax income of $0.2 million, or 2 percent of total revenue. This compares with pre-tax income of $0.7 million, or 8 percent of total revenue, in fiscal 1999.

       On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements. During the year ended March 31, 2000, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance that was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

    Consolidated Balance Sheet

      At March 31, 2000, total assets were $50.5
    million, an increase of $1.1 million from the $49.5 million a year earlier.

      Net current liabilities relating to BlowOut at March 31, 2000 and 1999 of approximately $0.4 million and $3.7 million, respectively, represent amounts reserved for contingencies not yet settled as of year end.

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

      In fiscal 1999, application-fee revenue remained unchanged from the prior year at $0.4 million.
    During the year, order processing-fee revenue decreased to $22.4 million from $25.3 million in fiscal 1998, a decrease of $2.9 million, or 11 percent. Transaction-fee revenue totaled $72.8 million, a decrease of $5.9 million, or 7 percent, from $78.7 million the previous year. Sell-through revenue was $11.3 million in fiscal 1999 as compared to $9.4 million in fiscal 1998, an increase of $1.9 million, or 20 percent.

      Royalty revenue from Rentrak Japan increased to $2.2 million during fiscal 1999 from $1.1 million the previous year. This increase was due to a royalty payment from Rentrak Japan of $1.0 million in January 1999.

      Cost of sales in fiscal 1999 increased to $103.9 million from $102.5 million the prior year, an increase of $1.4 million. The change is primarily due to factors that led to the changes in revenue noted above. In fiscal 1999, the Company's gross profit margin decreased to 15 percent from 17 percent the previous year, excluding the $1.0 million royalty payment from Rentrak Japan.

      Selling, general and administrative expenses were $16.0 million in fiscal 1999 compared to $13.1 million in fiscal 1998. This increase of $2.9 million, or 22 percent, was primarily due to (i) increased compensation costs associated with the growing fulfillment and order processing business;
    and (iii) increased advertising expenditures.
    Also, fiscal 1998 included collection of amounts that were previously reserved at March 31, 1997.

      Other income decreased from $0.7 million in fiscal 1998 to $0.6 million for fiscal 1999, a decrease of $0.1 million.

      For the year ended March 31, 1999, the Company recorded pre-tax income of $3.3 million, or 3 percent of total revenue, compared to $7.9 million, or 6 percent of total revenue in the prior fiscal year. This decrease is due primarily to the increase in selling, general and administrative expenses as noted above.

      Included in the amounts above are the results from Other Subsidiaries which are primarily comprised of operations of 3PF.COM, Inc., and Blowout Video, Inc.

      Total revenues from 3PF.COM, Inc. increased to
    $10.5 million at March 31, 1999 compared to $6.1
    million at March 31, 1998 an increase of $4.4
    million.  This increase was primarily due to
    increased volume from existing customers.   Cost of
    sales was $8.4 million, an increase of $3.7 million over the $4.7 million recorded in fiscal 1998.
    This increase is due to the increase in freight and warehouse labor due primarily to the increase in revenue as noted above. Selling, general and administrative expenses increased to $1.2 million in fiscal 1999 from $0.8 million in fiscal 1998, an increase of $0.4 million. This increase was primarily due to an increase in property taxes paid in fiscal 1999. As a percentage of total revenue, selling, general and administrative expenses decreased to 11 percent for fiscal 1999 from 13 percent for the prior year.

      As a result of the foregoing factors, for the year ended March 31, 1999, 3PF.COM, Inc. recorded pre-tax income of $0.6 million, or 6 percent of total revenue. This compares with pre-tax income of $0.4 million, or 7 percent of total revenue, in fiscal 1998.

      Total revenues from Blowout Video, Inc.
    increased to $8.4 million in fiscal 1999 from $6.4
    million in fiscal 1998, an increase of $2.0
    million, or 31 percent.  Cost of sales was $5.2
    million, an increase of $1.3 million over the $3.9 million recorded in fiscal 1998. Selling, general and administrative expenses increased to $2.4 million in fiscal 1999 from $1.8 million in fiscal
    1998, an increase of $0.6 million. As a percentage of total revenue, selling, general and administrative expenses increased to 29 percent for fiscal 1999 from 28 percent for the prior year.

      For the year ended March 31, 1999, BlowOut
    Video, Inc. recorded pre-tax income of $0.7 million, or 8 percent of total revenue. This compares with pre-tax income of $0.7 million, or 11 percent of total revenue, in fiscal 1998.

    Consolidated Balance Sheet

      At March 31, 1999, total assets were $49.5
    million, a decrease of $2.1 million from the $51.6 million a year earlier. A substantial portion of the decrease resulted from the Company's use of cash to repurchase the Company's Common Stock, as noted below, and to reduce accounts payable.

      Net current liabilities relating to BlowOut at March 31, 1999 and 1998 of approximately $3.7 million and $4.6 million, respectively represent amounts reserved for contingencies not yet settled as of year end.


    LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company had cash and other liquid investments of $4.0 million, compared to $2.1 million at March 31, 1999. At year-end, the Company's current ratio (current assets/current liabilities) was 1.32 compared to 1.13 a year earlier. This improvement is primarily due to the Company retiring approximately $10.5 million in debt with the proceeds from the settlement of the litigation with Hollywood Entertainment.

      The Company had an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $7,500,000 or the sum of 80% of the net amount of eligible accounts receivable as defined in the agreement. Interest was payable monthly at the bank's prime rate plus 1 percent (9% at March 31, 2000). The line was secured by substantially all of the Company's assets. The terms of the agreement required, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricted the amount of net losses, loans and indebtedness and limited the payment of dividends on the Company's stock. The Company was in compliance with these covenants as of March 31, 2000. At March 31, 2000, the Company had no amounts outstanding under this agreement.

        In May 2000 this line of credit was replaced with a $12,000,000 line of credit with a different lender.
    Interest under this line is payable monthly at the bank's prime rate plus 1/4 percent. The new line is secured by substantially all of the Company's assets.
    The terms of the agreement require, among other things, a minimum amount of tangible net worth and working capital. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock. The agreement expires in May 2005.

      In 1992, the Company established a retailer financing program whereby the Company provided, on a selective basis, financing to video retailers that the Company believed have the potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan to and/or an equity investment in the retailer. In some cases, a warrant to purchase stock of the retailer was obtained. As part of such financing, the retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. Under these agreements, retailers are typically required to obtain all of their requirements of Cassettes offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the retailer's revenues.
    Notwithstanding the long term nature of such agreements, both the Company and the retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice.
    These financings are speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given.

      The investments individually range from $50,000 to $4.7 million. As of March 31, 2000, the Company has invested or loaned approximately $6.9 million under the program and has reserves of approximately
    $5.7 million. Included in the $6.9 million investment balance at March 31, 2000, are gross notes receivable of $2.7 million which are due as follows: $1.4 million - 2000; $0.1 million - 2001;
    $0.3 million - 2002; $0.4 million - 2003; and $0.5
    million - 2008. Interest rates on the various loans range from 5 percent to prime plus 1.5 percent (10.5 percent at March 31, 2000) per annum. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the likelihood of recoverability of the amounts invested or loaned based on the financial position of each retailer.
    This assessment includes reviewing available financial statements and cash flow projections of the retailer and discussions with retailers' management. The amounts the Company could ultimately receive could differ materially in the near term from the amounts assumed in establishing reserves.

       On March 22, 1999, BlowOut Entertainment, Inc.
    (BlowOut) filed for Chapter 11 of the Federal
    Bankruptcy Code in the United States Bankruptcy
    Court for the District of Delaware.  At that same
    time BlowOut filed a motion to sell substantially
    all of its assets.  BlowOut is not related to the
    Company's wholly owned subsidiary BlowOut Video,
    Inc.  The sale, to a third party video retailer,
    was approved on May 10, 1999 and closed on May 17,
    1999. The Company was the principal creditor of
    BlowOut.  In 1996, the Company had agreed to
    guarantee up to $7 million of indebtedness of
    BlowOut (Guarantee).  Pursuant to the terms of the
    Guarantee, the Company agreed to guarantee any
    amounts outstanding under BlowOut's credit
    facility.  As the proceeds from the sale of the
    BlowOut assets were not sufficient to cover the
    amounts due under this facility, the Company,
    pursuant to the Guarantee, agreed to a payment plan
    to fulfill BlowOut's obligation under its credit
    facility.  The amount outstanding at March 31, 2000
    is approximately $590,000.   The payments, as made,
    will be recorded as a reduction of "net current liabilities of discontinued operations" on the accompanying balance sheet.

      The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. These sources are expected to be sufficient to fund the Company's operations for the year ending March 31, 2001.


      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the FASB issued Statement of
    Financial Accounting Standard No. 137 "Accounting for
    Derivative Instruments and Hedging Activities"
    (SFAS 137). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for
    Derivative and Hedging Activities." SFAS 137 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 137 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 137 is effective for the Company's fiscal year beginning
    April 1, 2001.  The Company expects that adoption of
    SFAS 137 will not have a material impact on the Company's financial condition or results of operations.

        In December 1999, the Securities and Exchange
    Commission issued Staff Accounting Bulletin No. 101
    (SAB 101) on revenue recognition. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB
    101 is effective for the Company beginning July 1, 2000. The Company does not expect the adoption of SAB 101 to have an impact on its results of operations or financial position.


    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
    ABOUT MARKET RISK

      The Company considered the provision of
    Financial Reporting Release No. 48 "Disclosure of
    Accounting Policies for Derivative Financial
    Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative
    Information about Market Risk Inherent in
    Derivative Financial Instruments, Other Financial
    Instruments and Derivative Commodity Instruments."
    The Company had no holdings of derivative financial or commodity instruments at March 31, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The
    Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position , results of operations or cash flows.
    ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements


           Item                                     Page

             Report of Independent Public            23
               Accountants

             Consolidated Balance Sheets as          24
                of March 31, 2000
                and 1999

             Consolidated Statements of Income       25
                 for Years Ended March 31, 2000,
                 1999and 1998

             Consolidated Statements of              26
                 Stockholders' Equity
                 for Years Ended March 31, 2000,
                 1999 and 1998

             Consolidated Statements of Cash Flows   27
                 for Years Ended March 31, 2000,
                 1999 and 1998

             Notes to Consolidated Financial         29
                 Statements

             Financial Statement Schedules           48
                 Schedule II


              Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

     None


Report of Independent Public Accountants

To Rentrak Corporation:

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


                                        ARTHUR ANDERSEN LLP


Portland, Oregon
May 19, 2000



              RENTRAK CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                  AS OF MARCH 31, 2000 AND 1999

                             ASSETS
                                               2000          1999

CURRENT ASSETS:
  Cash and cash equivalents               $ 4,028,271  $  2,145,963
  Accounts receivable, net of allowance    21,820,168    23,906,398
for doubtful accounts of $836,945 and
$355,241
  Advances to program suppliers             2,982,766     2,840,262
  Inventory                                 3,889,603     2,804,983
  Income tax receivable                       169,300     3,006,502
  Deferred tax asset                        1,878,113     1,579,637
  Notes receivable                          4,523,143     2,512,177
  Other current assets                      1,295,556       955,296
                                         ------------  ------------
          Total current assets             40,586,920    39,751,218
                                         ------------  ------------

PROPERTY AND EQUIPMENT, net                 2,642,700     1,723,448

OTHER INVESTMENTS, net                        302,481     2,014,701

DEFERRED TAX ASSET                          3,346,212     2,497,762

OTHER ASSETS                                3,595,041     3,469,660
                                         ------------  ------------
          Total assets                   $ 50,473,354  $ 49,456,789
                                         ============  ============

                                                      (Continued)
              RENTRAK CORPORATION AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                  AS OF MARCH 31, 2000 AND 1999

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                               2000          1999

CURRENT LIABILITIES:
  Line of credit                          $         -  $  7,925,000
  Accounts payable                         24,162,040    16,628,294
  Accrued liabilities                       2,645,567     2,822,574
  Accrued compensation                      1,476,703       941,836
  Deferred revenue                          1,500,262       100,415
  Note payable                                500,000     3,000,000
  Net current liabilities of                  430,923     3,746,766
discontinued operations
                                         ------------  ------------
          Total current liabilities        30,715,495    35,164,885
                                         ------------  ------------

LONG-TERM DEFERRED REVENUE                  1,677,272             -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;                 -             -
authorized:
  10,000,000 shares
  Common stock, $.001 par value;               10,515        10,440
authorized:  30,000,000 shares;
issued and outstanding:  10,514,561
shares in 2000 and 10,439,948 shares
in 1999
  Capital in excess of par value           44,445,199    43,644,479
  Cumulative other comprehensive income      (264,684)      137,747
  Accumulated deficit                     (25,326,951)  (28,751,757)
  Less- Deferred charge - warrants           (783,492)     (749,005)
                                         ------------  ------------
          Total stockholders' equity       18,080,587    14,291,904
                                         ------------  ------------
          Total liabilities and          $ 50,473,354  $ 49,456,789
          stockholders' equity
                                         ============  ============


      The accompanying notes are an integral part of these
                  consolidated balance sheets.

              RENTRAK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

        FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                 2000          1999          1998

REVENUES:
  PPT                     $ 93,393,869  $106,406,342  $113,181,910
  Other                     19,990,351    17,381,048     9,569,136
                          ------------  ------------  ------------
                           113,384,220   123,787,390   122,751,046
                          ------------  ------------  ------------
OPERATING COSTS AND
EXPENSES:
    Cost of sales           91,706,290   103,942,898   102,483,865
    Selling and             26,448,569    15,995,941    13,062,064
    administrative
    Net (gain) expense      (7,791,880)    1,099,154             -
    from litigation
    settlement
    (Note 10)
                          ------------  ------------  ------------
                           110,362,979   121,037,993   115,545,929
                          ------------  ------------  ------------
     Income from             3,021,241     2,749,397     7,205,117
     operations
                          ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income              743,464       429,830     1,135,823
  Interest expense            (669,373)     (381,825)     (158,708)
  Gain (loss) on            (1,207,483)      549,103      (324,734)
  investments
  Other                       (385,986)            -             -
                          ------------  ------------  ------------
                            (1,519,378)      597,108       652,381
                          ------------  ------------  ------------

                                                      (Continued)

              RENTRAK CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

        FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                      2000          1999          1998

Income from continuing         $  1,501,863  $  3,346,505  $  7,857,498
operations before income tax
provision and gain from
disposal from discontinued
operations

INCOME TAX PROVISION               (450,559)   (1,303,999)   (3,199,032)
                                ------------  ------------  ------------
Net income from continuing        1,051,304     2,042,506     4,658,466
operations

GAIN FROM DISPOSAL FROM           2,373,502             -             -
DISCONTINUED OPERATIONS,
INCLUDING INCOME TAX BENEFIT
OF $483,502
                                ------------  ------------  ------------
     Net income                 $  3,424,806  $  2,042,506  $  4,658,466
                                ============  ============  ============

EARNINGS PER COMMON SHARE:
  Basic:
    Continuing Operations               $.10          $.19          $.42
    Discontinued operations              .23             -             -
                                        ----          ----         -----
     Total                              $.33          $.19          $.42
                                        ====          ====          ====
  Diluted:
    Continuing operations               $.10          $.18          $.41
    Discontinued operations              .22             -             -
                                        ----          ----          ----
     Total                              $.32          $.18          $.41
                                        ====          ====          ====

      The accompanying notes are an integral part of these
                    consolidated statements.

              RENTRAK CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                               Common Stock                       Cumulative
                                            -------------------     Capital in       Other
                                              Number of             Excess of     Comprehensive
                                                 Shares    Amount   Par Value         Income

BALANCE AT MARCH 31, 1997                     11,847,441   $11,847 $47,931,165      $ 184,932
  Repurchase of common stock                  (1,082,900)   (1,082) (4,124,329)             -
  Issuance of common stock under employee        221,914       222     888,007              -
stock option plans
  Net income                                           -         -           -              -
  Change in unrealized gain (loss) on                  -         -           -       (130,287)
investment securities, net of tax

        Total comprehensive income
  Income tax benefit from stock option exercise        -         -     320,455              -
  Retirements of warrants                              -         -   (250,000)              -
  Issuance of warrants                                 -         -     600,000              -
  Amortization of warrants                             -         -           -              -
                                              ----------   ------- -----------      ---------
BALANCE AT MARCH 31, 1998                     10,986,455    10,987  45,365,298         54,645
  Repurchase of common stock                    (592,484)     (593) (1,964,622)             -
  Issuance of common stock
  under employee stock                            45,977        46     118,375              -
  option plans
  Net income                                           -         -           -              -
  Change in unrealized gain (loss) on                  -         -           -         83,102
  investment securities, net of tax

        Total comprehensive income
  Income tax benefit from stock option exercise        -         -      41,428              -


              RENTRAK CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

        FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                               Common Stock      Capital in    Cumulative
                                            -------------------                 Other
                                              Number of           Excess of  Comprehensive
                                               Shares    Amount   Par Value       Income


  Issuance of warrants                                 - $     - $    84,000      $       -
  Amortization of warrans                              -       -           -              -
                                              ---------- ------- -----------      ---------
BALANCE AT MARCH 31, 1999                     10,439,948  10,440  43,644,479        137,747
  Issuance of common stock under
  employee stock                                  74,613      75     228,882              -
option plans
  Net income                                           -       -           -              -
  Change in unrealized gain (loss) on                  -       -           -      (402,431)
investment securities, net of tax

        Total comprehensive income
  Income tax benefit from stock option exercise        -       -      27,699              -
  Issuance of warrants                                 -       -     544,139              -
  Amortization of warrants                             -       -           -              -
                                              ---------- ------- -----------      ---------
BALANCE AT MARCH 31, 2000                     10,514,561 $10,515 $44,445,199     $(264,684)
                                              ========== ======= ===========      =========

               RENTRAK CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

        FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                    Deferred
                                     Accumulated     Charge         Total     Comprehensive
                                        Deficit      Warrants                    Income

BALANCE AT MARCH 31, 1997            $(35,452,729)  $(1,403,158) $11,272,057
  Repurchase of common stock                    -             -   (4,125,411)
  Issuance of common stock under                -             -      888,229
employee stock option plans
  Net income                            4,658,466             -    4,658,466     $4,658,466
  Change in unrealized gain (loss) on           -             -     (130,287)      (130,287)
investment securities, net of tax
                                                                                 ----------
        Total comprehensive income                                               $4,528,179
  Income tax benefit from stock option          -             -     320,455     ==========
  exercise
  Retirements of warrants                       -             -    (250,000)
  Issuance of warrants                          -      (600,000)          -
  Amortization of warrants                      -       620,616     620,616
                                      ------------   ----------- -----------
BALANCE AT MARCH 31, 1998             (30,794,263)   (1,382,542)  13,254,125
  Repurchase of common stock                    -             -   (1,965,215)
  Issuance of common stock under                -             -      118,421
employee stock option plans
  Net income                            2,042,506             -    2,042,506     $2,042,506
  Change in unrealized gain (loss) on           -             -       83,102         83,102
investment securities, net of tax
                                                                                 ----------
        Total comprehensive income                                               $2,125,608
  Income tax benefit from stock                 -             -       41,428     ==========
  option exercise


              RENTRAK CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

        FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                    Deferred
                                     Accumulated     Charge         Total      Comprehensive
                                        Deficit      Warrants                     Income


  Issuance of warrants                $          -   $   (84,000)  $        -
  Amortization of warrants                       -       717,537      717,537
                                      ------------    -----------  -----------
BALANCE AT MARCH 31, 1999              (28,751,757)     (749,005)  14,291,904
  Issuance of common stock under                 -             -      228,957
employee stock option plans
  Net income                             3,424,806             -    3,424,806     $3,424,806
  Change in unrealized gain (loss) on            -             -     (402,431)      (402,431)
investment securities, net of tax
                                                                                  ----------
        Total comprehensive income                                                $3,022,375
  Income tax benefit from stock option           -             -       27,699     ==========
  exercise
  Issuance of warrants                           -      (544,139)           -
  Amortization of warrants                       -       509,652      509,652
                                      ------------   -----------  -----------
BALANCE AT MARCH 31, 2000             $(25,326,951)  $  (783,492) $18,080,587
                                      ============   ===========  ===========


The accompanying notes are an integral part of these consolidated statements.

              RENTRAK CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                           2000          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                        $  3,424,806   $ 2,042,506   $ 4,658,466
    Adjustments to reconcile net
      income to net cash provided
      by (used in) operating
      activities-

    Gain on disposal of discontinued
          operation                     (2,373,502)            -             -

      (Gain) loss on                     1,207,483      (549,103)      324,734
        investments

      Gain on                           (7,791,880)            -             -
        litigation
        settlement

      Depreciation and                   1,780,966     1,286,515       696,883
        amortization

      Write-off of                         421,675             -             -
        intangibles

      Amortization of                      509,652       717,537       620,616
        warrants

      Provision (credit)for              6,341,032     (125,000)     (300,000)
        doubtful accounts

      Retailer                            (373,394)       141,698     (518,450)
        financing
        program
        reserves

      Reserves on                          110,918        17,596       150,977
        advances to
        program
        suppliers

      Deferred income                     (900,272)    1,176,909     1,277,239
        taxes

      Net proceeds from                  1,847,505             -             -
      litigation settlement

      Change in specific
        accounts:

        Accounts                        (3,231,008)      778,471     (9,139,446)
          receivable

        Advances to                       (253,422)   (2,425,883)      (658,014)
           program suppliers

        Inventory                       (1,084,620)     (377,807)      (524,558)

        Income tax                       2,864,901    (1,014,739)      (802,511)
          receivable

        Notes                            1,227,099      (537,802)      (557,407)
          receivable and other
          current assets

        Accounts                         7,233,746    (4,561,190)     6,173,164
          payable

        Accrued                            357,860       158,730      (203,803)
          liabilities and compen-
          sation

        Deferred                         3,077,119      (729,448)   (1,842,986)
          revenue

        Net current                       (942,341)   (1,176,530)      (47,741)
          liabilities of dis-
          continued operations          -----------   -----------   -----------

          Net cash                       13,454,323   (5,177,540)     (692,837)
            provided by (used in)
            operating activities         -----------   -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property            (1,790,501)     (503,030)     (508,398)
        and equipment

        Investments in                     (384,500)   (1,329,778)     (550,000)
        retailer financing program

        Proceeds from                       228,539             -       518,450
        retailer financing program

        Purchases of                       (398,122)     (570,512)   (1,076,299)
        investments

        Proceeds from sale of               975,305     1,525,538       289,016
        investments

        Reduction (additions)                (6,693)   (1,238,601)       701,761
        of other assets and intangibles ------------   -----------   -----------

        Net cash used                    (1,375,972)   (2,116,383)     (625,470)
        in investing activities         ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net borrowings                   (7,925,000)     1,925,000     1,000,000
        (payments) on line of credit

        Net borrowing                    (2,500,000)     3,000,000            -
        (payments) on notes payable

        Retirement of                             -              -     (250,000)
        warrants

        Repurchase of common                      -     (1,965,215)  (4,125,411)
        stock

        Issuance of common                  228,957       118,421       888,229
        stock                           ------------   -----------   -----------

               Net cash                 (10,196,043)     3,078,206   (2,487,182)
               provided by(used in)
               financing activities     ------------   -----------   -----------

       NET INCREASE (DECREASE)            1,882,308   (4,215,717)   (3,805,489)
        IN CASH AND CASH EQUIVALENTS

       CASH AND CASH                      2,145,963     6,361,680    10,167,169
       EQUIVALENTS AT BEGINNING OF YEAR ------------   -----------   -----------

       CASH AND CASH                   $  4,028,271   $ 2,145,963   $ 6,361,680
       EQUIVALENTS AT END OF YEAR      ============   ===========   ===========

      The accompanying notes are an integral part of these
                    consolidated statements.

              RENTRAK CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MARCH 31, 2000, 1999 AND 1998

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

Under its PPT program, the Company enters into contracts to lease video cassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers.

The Company's wholly owned subsidiary, 3PF.COM,Inc. (3PF), provides e-fulfillment order processing and inventory management services to e-tailers, wholesalers and businesses requiring just-in-time fulfillment.

The Company's wholly owned subsidiary BlowOut Video, Inc. sells video cassettes and DVDs through its 7 retail video stores that operate under the name of BlowOut Video.

Rentrak Japan

In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC) to develop the
Company's PPT distribution and information processing business in certain markets throughout the world.

On June 16, 1994, the Company and CCC amended the agreement. Pursuant to this amendment, the Company receives a royalty of 1.67% for all sales of up to $47,905,000, plus one-half of one percent (0.5%) of sales greater than $47,905,000 in each fiscal year. In addition, the Company received a one-time royalty of $2 million, of which $1 million was paid in fiscal 1995 and $1 million was paid in fiscal 1999. The term of the Agreement was extended from the year 2001 to the year 2039. The Company currently owns approximately 9% of Rentrak Japan.

In December 1999, the Company received a prepayment of $2,500,000 in exchange for $4,000,000 of credit related to the annual royalty described above. This credit is being recognized in revenues as royalties are earned under the terms of the contract. As of March 31, 2000, $1,638,363 has been recorded as deferred revenue on the accompanying consolidated balance sheet to be recognized in future periods.

Rentrak UK Limited

In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited (Rentrak UK) to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK or non-delivery, by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67% of Rentrak UK's gross revenues from any and all sources.

Rentrak UK was originally structured as a joint venture between the Company, which owned 25%, Columbus Holdings Limited, which owned 67% of the venture and Rentrak Japan, which owns 8%. On March 31, 1999, the Company acquired Columbus Holdings Limited's 67% interest, and now owns 84% of Rentrak UK. The acquisition, which was not material to the operations of the Company, was accounted for as a purchase. As of March 31, 2000, Rentrak UK is not generating income or positive cash flow. Accordingly, the Company wrote-off its investment of $222,000. Management of the Company is evaluating Rentrak UK's operations and is exploring options including selling or closing down the operations. Management intends to make a decision in the second quarter of 2001.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20% to 50% are accounted for by the equity method.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others, reserves on retailer financing program investments
(Note 4). Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents.

Investment Securities

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"
(SFAS 115), requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent and ability to hold or trade the securities at time of purchase. Securities available for sale are stated on the balance sheet at their fair market value with an adjustment to stockholders' equity reflected in other comprehensive income as change in net unrealized gains and losses, net of tax. Securities held to maturity are stated at amortized cost.

Detail of the proceeds from the sales of available for sale securities and realized gains and losses on sales of equity securities for the years ended March 31 are as follows:

         Proceeds     Gross Gains  Gross Losses

2000    $  975,305     $554,971     $(121,105)

1999     1,525,538      843,749      (294,646)

1998       519,688       24,375      (118,437)

When, in management's opinion, available for sale securities have experienced an other than temporary decline, the amount of the decline in market value below cost is recorded in the income statement as a loss on investments.

In fiscal years 2000 and 1998, management determined that certain investments had incurred unrealized losses resulting from other than temporary declines in market value below the cost of the investments. Unrealized losses from other than temporary decline in market value of $1,245,157 and $230,672 were recorded in gain
(loss) on investments in the March 31, 2000 and 1998 consolidated statement of income, respectively. There were no unrealized losses recognized in the March 31, 1999 consolidated statement of income.

Financial Instruments

A financial instrument is cash or a contract that imposes or conveys a contractual obligation or right, to deliver or receive, cash or another financial instrument. The estimated fair value of all material financial instruments, including retail financing program notes receivable, approximated their carrying values at March 31, 2000 and 1999.

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

Revenues derived from fulfillment services are recognized when products are shipped.

During fiscal 2000, the company received a $2,500,000 prepayment from a customer in exchange for $4,000,000 in credit related to a long-term agreement. This prepayment related to periods subsequent to March 31, 2000 and has therefore been recorded as deferred revenue on the accompanying consolidated balance sheet. Deferred revenue will be recognized in future periods as revenues are earned under the terms of the contract.

Stockholders and directors, or their families own interests in several stores participating in the PPT program. The Company realized revenues from these stores of approximately $47,000, $99,000 and $323,000 during fiscal 2000, 1999 and 1998, respectively.

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

The weighted average number of shares of common stock and common stock equivalents and net income used to compute basic and diluted earnings per share for the years ended March 31 were calculated as follows:

                                2000                  1999                  1998
                        --------------------- --------------------- ---------------------
                             Basic    Diluted      Basic    Diluted      Basic    Diluted

Weighted average number  10,477,334 10,477,334 10,775,126 10,775,126 11,222,443 11,222,443
of shares of common
stock outstanding
Dilutive effect of
exercise of stock                 -    281,787          -    291,017          -     222,378
options
                         ---------- ---------- ---------- ---------- ---------- ----------
Weighted average number  10,477,334 10,759,121 10,775,126 11,066,143 11,222,443 11,444,821
of shares of common
stock outstanding and
common stock
equivalents
                         ========== ========== ========== ========== ========== ==========

Net income:
  Continuing operations  $1,051,304 $1,051,304 $2,042,506 $2,042,506 $4,658,466 $4,658,466
  Discontinued            2,373,502  2,373,502          -          -          -          -
  operations
                         ---------- ---------- ---------- ---------- ---------- ----------
     Net income          $3,424,806 $3,424,806 $2,042,506 $2,042,506 $4,658,466 $4,658,466
                         ========== ========== ========== ========== ========== ==========

Earnings per share:
  Continuing operations       $0.10      $0.10      $0.19      $0.18      $0.42      $0.41
  Discontinued                 0.23       0.22          -          -          -          -
   operations
                              -----      -----      -----      -----      -----      -----
     Earnings per share       $0.33      $0.32      $0.19      $0.18      $0.42      $0.41
                              =====      =====      =====      =====      =====      =====

Options and warrants to purchase approximately 4,400,000, 4,400,000 and 4,300,000 shares of common stock were outstanding during the years ended March 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants were greater than the average market price of the common shares.

Advertising Expense

Advertising expense, net of advertising reimbursements, totaled approximately $952,000, $641,000 and $71,000 for the years ended
March 31, 2000, 1999 and 1998, respectively.

Statements of Cash Flows

The Company had the following transactions for the years ended
March 31:
                                       2000       1999        1998

CASH PAID (RECEIVED) FOR:
  Interest                      $   656,723  $ 328,802  $  153,398
  Income taxes, net of refunds  (1,645,085)  (493,645)   2,790,158

NONCASH FINANCING AND INVESTING
ACTIVITIES:
Reclassification of accounts      1,023,794    269,775   1,478,869
receivable to other assets and
other investments
Issuance of warrants              (544,139)   (84,000)   (600,000)
Tax benefit from stock option      (27,699)   (41,428)   (320,455)
exercises
Receipt of note receivable in     4,000,000          -           -
litigation settlement (Note
10)
Receipt of common stock in        1,944,375          -           -
litigation settlement (Note
10)
Change in unrealized gain         (402,431)     83,102   (130,287)
(loss) on investment
securities, net of tax

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company has adopted SFAS 130. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that is not the result of transactions with shareholders. Components of the Company's comprehensive income consist of the change in unrealized gain (loss) on investment securities (net of tax), net of the reclassification adjustment for gains (losses) included in net income as of March 31 is as follows:

                                    2000     1999        1998

Holding gains (losses) arising   $(534,988) $291,761  $(166,031)
  during the period, net of tax
Less- Reclassification              132,557  208,659    (35,744)
  adjustment for gains (losses)
  included in net income, net of
  tax
                                  --------- --------   ---------
Change in unrealized gains       $(402,431) $ 83,102  $(130,287)
  (losses) on investment
  securities, net of tax          ========= ========   =========

Impact of Recent Accounting Pronouncements

In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities." SFAS 137 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 137 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 137 is effective for the Company's fiscal year beginning April 1, 2000. The Company expects that adoption of SFAS 137 will not have a material impact on the Company's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is effective for the Company beginning July 1, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.  INVESTMENT SECURITIES:

The carrying value and estimated fair value of marketable securities at March 31 were as follows:

                     Carrying  Unrealized  Unrealized
                        Value  Gross Gain  Gross Loss  Fair Value

As of March 31,
  2000:
    Available for
      sale-
       Noncurrent:
        Corporate  $2,335,290    $ 30,319  $(457,233)  $1,908,376
        securities ==========    ========   =========  ==========

As of March 31,
  1999:
    Available for
      sale-
       Noncurrent:
        Corporate  $   35,108    $222,249  $     (77)  $  257,280
        securities ==========    ========   =========  ==========

Investment securities that have limited marketability are classified as noncurrent as it is management's intent not to dispose of the securities within one year.

3.  PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of:

                               March 31,
                               -----------------------
                                       2000         1999

Furniture and fixtures          $ 7,054,568  $ 5,861,824
Machinery and equipment             438,312      213,412
Leasehold improvements            2,060,114    1,687,257
                                -----------  -----------
                                  9,552,994    7,762,493
Less- Accumulated depreciation  (6,910,294)  (6,039,045)
                                -----------  -----------
                                $ 2,642,700  $ 1,723,448
                                ===========  ===========

4.  RETAILER FINANCING PROGRAM:

In 1992, the Company established a retailer financing program whereby on a selective basis it provided financing to video retailers that the Company believed had potential for substantial growth. In connection with these financings, the Company typically made a loan and/or equity investment in the retailer. In some cases, a warrant to purchase stock was obtained. As part of such financings, the retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time. These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given.

As of March 31, 2000, the Company has invested or made oral or written commitments to loan to or invest approximately $6,900,000 in various video retailers. The amounts outstanding under this program individually range from $50,000 to $4,700,000. The notes, which have payment terms that vary according to the individual loan agreements, are due from 2000 through 2007. Interest rates on the various loans range from 5% to prime plus 1.5% (10.5% at March 31, 2000). Due to the nature of these loans, interest income is not recognized until received.

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

At March 31, 2000 the Company had invested or loaned approximately $6,900,000 under the program and had provided reserves of approximately $5,700,000. At March 31,1999 the Company had invested or loaned approximately $14,000,000 under the program and had provided reserves of approximately $9,600,000. These balances are included in other assets.

The activity in the total reserves for the retailer-financing program is as follows for the years ended March 31:

                            2000        1999

Beginning balance       $ 9,575,688 $9,353,995
Additions to reserve      1,245,157    240,614
Write offs              (5,115,665)          -
Recoveries                 (20,997)   (18,921)
                        ----------- ----------
Ending balance          $ 5,684,183 $9,575,688
                        =========== ==========

A substantial portion of the write-offs in fiscal 2000 related to assets which were fully reserved in prior years.

5.  LINE OF CREDIT:

The Company had an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of $7,500,000 or the sum of 80% of the net amount of eligible accounts receivable as defined in the agreement. Interest was payable monthly at the bank's prime rate plus 1 percent (9% at March 31, 2000). The line was secured by substantially all of the Company's assets. The terms of the agreement required, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricted the amount of net losses, loans and indebtedness and limited the payment of dividends on the Company's stock. The Company was in compliance with these covenants as of March 31, 2000. At March 31, 2000 and 1999, the Company had $0 and $7,925,000, respectively, outstanding under this agreement.

In May 2000 this line of credit was replaced with a $12,000,000 line of credit with a different lender. Interest under this line is payable monthly at the bank's prime rate plus 1/4 percent.
The new line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth and working capital. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock. The agreement expires in May 2005.

6.  RELATED PARTY NOTE PAYABLE:

On January 29, 1998, the Company entered into a $3,000,000 unsecured note payable with a director of the Company. The 10% interest-bearing note was repaid in full in January 2000. During fiscal 2000, the Company's subsidiary, Blowout Video Holding Company, entered into a $3,000,000 line of credit with a director of the Company. The line expires in August 2002 and bears interest at prime plus 1.5 percent (10.5% at March 31, 2000).
The line is secured by substantially all the assets of BlowOut Video Holding Company. At March 31, 2000, the Company had $500,000 outstanding under this agreement which is recorded in accrued liabilities in the accompanying consolidated balance sheet.

7.  INCOME TAXES:

The provision (benefit) for income taxes is as follows for the years ended March 31:

                               2000       1999       1998

Current tax provision:
  Federal                   $      -  $        - $1,689,658
  Foreign                          -           -  1,500,000
  State                      125,192           -    232,133
                            --------  ---------- ----------
                             125,192           -  3,421,791
Deferred tax provision       325,367   1,303,999  (222,759)
  (benefit)
                            --------  ---------- ----------
Income tax provision        $450,559  $1,303,999 $3,199,032
                            ========  ========== ==========

The reported provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows for the years ended
March 31:

                                  2000        1999        1998

Provision computed at        $ 510,633  $1,137,812  $2,688,549
  statutory rates
State taxes, net of federal     59,474     133,860     117,464
  benefit
Amortization of warrants       193,667     272,664     235,834
Recognition of net operating (131,507)           -           -
  loss carryforward
Other                        (181,708)   (240,337)     157,185
                             ---------  ----------  ----------
                             $ 450,559  $1,303,999  $3,199,032
                             =========  ==========  ==========

Deferred tax assets and (liabilities) from continuing operations are comprised of the following components at March 31, 2000 and 1999:

                                             2000        1999

Deferred tax assets:
  Current-
    Allowance for doubtful accounts    $   78,113  $   78,113
    Retailer-related accruals                   -     140,703
    Foreign tax credit                    823,559     713,497
    Net operating loss carryforward             -     539,108
    Capital loss carryforward             327,749     195,543
    Deferred revenue                      570,100           -
    Other                                  78,592    (87,327)
                                       ----------  ----------
Total current deferred tax assets       1,878,113   1,579,637
                                       ----------  ----------
  Noncurrent-
    Depreciation                          423,846     433,691
    Retailer financing program            320,107     552,775
      reserve
    Program supplier reserves             484,910     442,761
    Unrealized loss on investments        299,296     143,675
    Foreign tax credit                  1,000,000   1,000,000
    Deferred revenue                      637,361           -
    Intangibles amortization                    -   (160,237)
    Other                                 180,692      85,097
                                       ----------  ----------
Total noncurrent deferred tax assets    3,346,212   2,497,762
                                       ----------  ----------
Total deferred tax assets              $5,224,325  $4,077,399
                                       ==========  ==========

8.  STOCKHOLDERS' EQUITY:

Stock Options and Warrants

Effective March 31, 1997, the Company adopted the 1997 Non-Officer Employee Stock Option Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 750,000. In August 1997, the Company adopted the 1997 Equity Participation Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 1,600,000. The plans are administered by the Stock Option Committee of the Board which determines the terms and conditions of options issued under the plans. Options granted to date under the plans are exercisable over four to five years and expire ten years after date of grant. As of March 31, 2000, the Company has 387,170 and 168,934 options available to be granted under the 1997 Non-Officer Employee Stock Option Plan and 1997 Equity Participation Plan, respectively.

The Company has elected to account for its stock-based compensation plans in accordance with APB 25, under which no compensation expense has been recognized. The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2000, 1999 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following assumptions:

                                     2000         1999          1998

Risk-free interest rate     5.37  - 6.91% 4.46 - 6.03%  5.56 - 7.17%
Expected dividend yield                0%           0%            0%
Expected lives               5 - 10 years 5 - 10 years  5 - 10 years
Expected volatility                72.20%       68.94%        48.53%


Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS 123, the Company's net income and earnings per share reflected on the March 31, 2000, 1999 and 1998 statements of income would have been the following unaudited pro forma amounts:

                                    2000        1999       1998

Net income
  As reported                   $3,424,806  $2,042,506 $4,658,466
  Pro forma                      2,293,758      95,767  3,873,988

Basic earnings per share
  As reported                         $.33        $.19       $.42
  Pro forma                            .22         .01        .35

Diluted earnings per share
  As reported                         $.32        $.18       $.41
  Pro forma                            .21         .01        .34

The table below summarizes the plans' activity:

                                         Options Outstanding
                                      -------------------------
                                                    Weighted
                                      Number of     Average
                                       Shares    Exercise Price


Balance at March 31, 1997             2,956,123           $4.72

  Granted-
    Option price = fair market value    549,174            4.11
    Option price > fair market value     45,714            4.98
    Option price < fair market value     10,000            2.94
  Issued                               (221,914)           4.14
  Canceled                             (513,772)           4.89
                                      ---------           -----
Balance at March 31, 1998             2,825,325            4.60

  Granted-
    Option price = fair market value    919,216            5.04
  Issued                                (45,977)           2.77
  Canceled                             (252,458)           4.77
                                      ---------           -----
Balance at March 31, 1999             3,446,106            4.73

  Granted-
    Option price = fair market value    607,837            3.97
    Option price > fair market value     15,000            7.38
    Option price < fair market value     12,500            2.81
  Issued                                (74,613)           3.08
  Canceled                             (147,128)           5.75
                                      ---------           -----
Balance at March 31, 2000             3,859,702           $4.60
                                      =========           =====

Using the Black Scholes methodology, the total value of options granted during fiscal years 2000, 1999 and 1998 was approximately $2,560,000, $4,633,000 and $2,510,000, which would be amortized on a pro forma basis over the vesting period of the option. The weighted average fair value of options granted during the years ended March 31, 2000, 1999 and 1998 was $4.03, $5.04 and $4.15,
respectively. Options to purchase 2,494,190, 2,006,932 and 1,560,482 shares of common stock were exercisable at March 31, 2000, 1999 and 1998, respectively. These exercisable options had weighted average exercise prices of $4.70, $4.57 and $4.62 at March 31, 2000, 1999 and 1998, respectively.

The following table summarizes information about stock options outstanding at March 31, 2000:

                 Options Outstanding        Options Exercisable
            ------------------------------  --------------------
                       Weighted
            Outstand-   Average   Weighted  Exercisable Weighted
 Range of   ing as of  Remaining  Average      as of    Average
 Exercise   March 31,  Contract-  Exercise   March 31,  Exercise
   Prices      2000    ual Life     Price        2000     Price

$1.00-$2.59    37,922         0.0  $  1.28       37,922   $ 1.28
  2.60-6.49 3,745,251         5.9     4.54    2,389,739     4.63
  6.50-9.78    76,529         7.8     9.38       66,529     9.36
            ---------                         ---------
  1.00-9.78 3,859,702         5.9     4.60    2,494,190     4.70
            =========                         =========

In November 1996, the Company adjusted the number of shares of common stock issued and outstanding to employees under the 1986 stock option plan. The adjustment, which increased the number of shares outstanding by 222,408 shares, also included reduction in the exercise price. This adjustment was done to equalize the options' values before and after the distribution of the common stock of BlowOut in November 1996 (Note 13).

In September 1992, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $7.14 per share, which approximated market value at date of grant. The warrants were issued in connection with entering into a long-term licensing agreement with a program supplier. At March 31, 1997, all warrants had been issued. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 1,083,900 and decreased the price to $6.578. This adjustment was done in connection with the distribution of the common stock of BlowOut Entertainment, Inc. (BlowOut) in November 1996 (Note 13). The adjustment was done pursuant to the supplier's agreement that requires the Company to adjust the warrant if a distribution of the Company's assets occurs. During fiscal year 1998, the warrants were canceled. The consideration of $250,000 which was paid by the Company for the cancellation of these warrants and the warrant for 459,303 shares of the Company's common stock as noted below was charged to stockholders' equity.

As a result of the stock adjustment which was done in connection with the distribution of the common stock of BlowOut, the Company issued warrants to acquire 423,750 shares of the Company's common stock to another program supplier under a "favored nations" clause in the contract with that program supplier. These warrants were also issued at an exercise price of $7.13 per share, which approximated market value at date of grant. In November 1996, the Company adjusted the number of shares of common stock under the warrant to 459,303 and decreased the price to $6.578. This adjustment was done in connection with the distribution of the common stock of BlowOut in November 1996 (Note 13). The adjustment was done pursuant to the supplier's agreement that requires the Company to adjust the warrant if a distribution of the Company's assets occurs. During fiscal year 1998, the warrants were canceled.

In March 1998, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $6.59 per share, which exceeded market value at date of grant. The warrants were issued in connection with entering into a long-term agreement with a customer. These warrants expired unexcercised in March 2000.

All warrants which the Company agreed to issue in 1995 and 1998 were valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $4,133,977 was recorded in the equity section and is being amortized over the associated periods to be benefited by each warrant. In fiscal 2000, 1999 and 1998, expense associated with the warrants was approximately $510,000 $718,000 and $621,000, respectively.

In May 1995, the Board of Directors approved a shareholders' rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of certain proposals to acquire control of the Company. Under the rights plan, each shareholder received a dividend of one right for each share of the Company's outstanding common stock, entitling the holders to purchase one additional share of the Company's common stock. The rights become exercisable after any person or group acquires 15% or more of the Company's outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owners of 15% or more of the Company's outstanding stock. Prior to the time that a person or group acquires beneficial ownership of 15% or more of the Company's outstanding stock, the Board of Directors, at their discretion, may waive this provision with respect to any transaction or may terminate the rights plan.

9.  COMMITMENTS:

Leases

The Company leases certain facilities and equipment under operating leases expiring at various dates through 2009.
Approximate rental payments over the term of the leases exceeding one year are as follows:

Year Ending March 31,

        2001           $ 2,685,000
        2002             2,231,000
        2003             1,820,000
        2004             1,655,000
        2005             1,649,000
 2006 and thereafter     3,411,000
                       -----------
                       $13,451,000
                       ===========

The leases provide for payment of taxes, insurance and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was approximately $2,335,000, $1,926,000 and $2,111,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues.
As of March 31, 2000, the Company has reserved approximately $2,000,000 for potential losses under such guarantee arrangements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale, to a third party video retailer, was approved on May 10, 1999 and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at March 31, 2000 is approximately $590,000. The payments, as made, will be recorded as a reduction of "net current liabilities of discontinued operations" on the accompanying balance sheet.

10.  CONTINGENCIES:

In April 1998, the Company filed a complaint (the Hollywood Complaint) against Hollywood Entertainment, Inc. (Hollywood), entitled Rentrak Corporation v. Hollywood Entertainment et al., case No. 98-04-02811, in the Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. In January 2000, the Company and Hollywood settled the case. Pursuant to the settlement, Hollywood paid the Company $14,000,000, $10,000,000 of which was paid in cash and $4,000,000 of which was paid by promissory note due within six months of the settlement. In addition, Hollywood issued to the Company 200,000 shares of Hollywood common stock. After considering legal costs and accounts receivable due from Hollywood, the Company recorded a gain of $7,791,880.

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

In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January of 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. In response to the Company's motions, Video Update asked the court for time to take discovery before having to file oppositions. The court has given the parties until June 30, 2000 to conduct discovery. The court denied Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery has been conducted. Rentrak expects to re-file its motions after discovery has taken place. On October 21, 1999, the Company amended its counterclaims to add additional breach of contract claims, a claim for trade secret misappropriation and a claim for recovery of personal property. The amended countercomplaint also added Video Update's chairman, Daniel Potter as a defendant to the fraud and negligent misrepresentation claims. As of March 31, 2000, the Company has approximately $4,600,000 in accounts receivable relating to PPT transactions from Video Update which the Company believes are recoverable. Management intends to monitor the situation quarterly and when management becomes aware of information that indicates that the asset will not be recovered, an appropriate reserve will be recorded.

In August 1998, the Company filed a complaint (the Movie Buffs Complaint) against Susan Janae Kingston d/b/a Movie Buffs (Movie Buffs), entitled Rentrak Corporation v. Susan Janae Kingston, an individual, d/b/a Movie Buffs, Case No. CV 98-1004 HA, in the United States District Court for the District of Oregon. The Movie Buffs complaint alleges breach of contract and conversion claims and seeks damages in the amount of at least $3.3 million and punitive damages of $500,000. In September 1998, Movie Buffs filed counterclaims against the Company and Third Party Claims against Hollywood Entertainment Corp. (the Movie Buffs Counterclaims). The Movie Buffs Counterclaims allege that the Company violated the antitrust laws, including the Sherman, Clayton and Robinson-Patman Acts. The Counterclaim also seeks declaratory relief, an accounting and alleges fraud and conspiracy to defraud, breach of contract, breach of the implied covenant of good faith, and unfair trade practices. Movie Buffs seeks an unspecified amount of damages (at least $10 million), treble damages, general and consequential damages, punitive damages, Attorneys' fees and court costs. In September 1998, Roadrunner Video (Roadrunner Video) filed a third-party complaint in intervention against the Company and Hollywood Entertainment Corp. (the Roadrunner Complaint). The Roadrunner Complaint
alleges the same claims as the Movie Buffs Counterclaims.    The
Company filed a motion to dismiss the Robinson-Patman Act claims pursuant to Federal Rules of Civil Procedure 12(b)(6), which motion was granted on March 5,1999. The court also granted Roadrunner and Movie Buff's request to dismiss their claims against Hollywood without prejudice. The Company believes the Movie Buffs Counterclaims and the Roadrunner Complaint lack merit and the Company intends to vigorously defend against all of the allegations therein.

On April 12, 1999, Roadrunner and Movie Buffs filed amended claims against Rentrak that added a new claim for fraud. The Company continues to believe that the remaining Roadrunner and Movie Buffs claims are without merit and intends to continue to vigorously defend itself.

On February 10, 2000, the Company filed a complaint (the "Action Video Complaint") against David D. Passerallo, and Action Video, Inc. entitled Rentrak Corporation v. David D. Passerallo, an individual and Action Video, a North Carolina corporation, Case No. CV 00-214-HA, in the United District Court for the District of Oregon. The Action Video Complaint alleges claims for conversion, and breach of contract, payment on advance agreement and personal guarantee.

On April 10, 2000, Action Video filed counterclaims against the Company. Action Video's counterclaims allege that the Company violated antitrust laws, including the Sherman and Clayton Acts, based on the Company's alleged efforts to favor certain customers (such as Hollywood) over others and thereby restrain competition. The Action Video Counterclaims also include the following: (1) a demand for a declaratory ruling that the contract between the Company and Action Video is unenforceable as unconscionable and a contract of adhesion, (2) fraud and conspiracy to defraud, based on allegedly false representations intended to induce Action Video to act; (3) breach of contract based on the Company's allegedly wrongful termination of its contract with Action Video, allegedly wrongful computation of revenue entitlement, and certain other alleged actions; (4) breach of an implied covenant of good faith, based on the Company's allegedly wrongful termination of its contract with Action Video; (5) unfair trade practices based on the Company's alleged conduct during its dealings with Action Video, including termination of the Company's contract with Action Video; and (6) a demand for an accounting of the nature and amount of the parties' respective obligations under the contract. Action Video seeks unspecified monetary damages in excess of $7 million, treble damages, general and consequential damages, punitive damages in the minimum amount of $30 million, attorneys' fees and court costs.

The Company has sought to dismiss a number of Action Video's counterclaims. Action Video has agreed to dismiss certain of these counterclaims and has agreed to replead its remaining counterclaims. The Company believes that the Action Video Counterclaims are without merit and intends to vigorously defend against this litigation.

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

11.  EMPLOYEE BENEFIT PLANS:

At January 1, 1991, the Company established an employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The amount of the Company's contribution is at the discretion of Board of Directors. Contributions under the 401(k) Plan for the years ended March 31, 2000, 1999 and 1998 were approximately $77,000, $76,000 and $68,000, respectively.

The Company has an Employee Stock Purchase Plan (the Plan).  The
Board of Directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 143,773 shares remain authorized and available for sale to employees.

All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment is made through payroll deductions.

Under the Plan, employees purchased 3,257 shares for aggregate proceeds of $14,370, 4,245 shares for aggregate proceeds of $20,214 and 5,351 shares for aggregate proceeds of $20,993, in 2000, 1999 and 1998, respectively.

12.  BUSINESS SEGMENTS, SIGNIFICANT SUPPLIERS AND MAJOR CUSTOMER:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 requires the Company to report certain information about operating segments. The Company classifies its services in three segments, PPT, 3PF.COM and Other. Other services include operations of BlowOut Video, a video retailer, website services and amounts received pursuant to royalty agreements.

Business Segments

                                2000           1999         1998

Net sales (1):
  PPT                   $ 94,149,121   $106,972,685 $113,748,857
  3PF.COM (2)             11,648,770     10,501,958    6,436,412
  Other                   13,345,044      8,102,348    4,175,449
                        ------------   ------------ ------------
                        $119,142,935   $125,576,991 $124,360,718
                        ============   ============ ============

Income (loss) from
  operations
  PPT                   $  2,032,875  $ (1,086,669) $  4,752,502
  3PF.COM(2)             (1,131,187)        862,257      664,672
  Other                    2,119,550      2,973,809    1,787,943
                        ------------   ------------ ------------
                        $  3,021,238   $  2,749,397 $  7,205,117
                        ============   ============ ============

Identifiable assets(1):
  PPT                   $ 44,571,673   $ 45,618,408 $ 49,330,378
  3PF.COM                  2,703,360      1,152,171      549,439
  Other                    6,195,923      4,302,726    3,540,549
                        ------------   ------------ ------------
                        $ 53,470,956   $ 51,073,305 $ 53,420,366
                        ============   ============ ============

   (1)Total amounts differ from those reported on the consolidated financial statements as intercompany transactions and investments in subsidiaries are not eliminated for segment reporting purposes.

   (2) 3PF.COM's revenues related to the shipment of cassettes to Rentrak's PPT Customers was $3,300,000, $3,800,000 and
      $4,500,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

The Company has one program supplier that supplied product that generated 25%, a second that generated 19%, and a third that generated 13% of the Company's revenues for the year ended
March 31, 2000. The Company has one program supplier that supplied product that generated 28%, a second that generated 26%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1999. The Company has one program supplier that supplied product that generated 48%, a second that generated 17%, and a third that generated 15% of the Company's revenues for the year ended March 31, 1998. There were no other program suppliers who provided product accounting for more than 10% of sales for the years ended March 31, 2000, 1999 and 1998.

The Company currently receives a significant amount of product from three program suppliers. Although management does not believe that these relationships will be terminated in the near term, a loss of one of these suppliers could have an adverse affect on operating results.

One customer accounted for 13% of the Company's revenues in 1999.
Another customer accounted for 11% of the Company's revenues in 1998. No customer accounted for more than 10% of the Company's revenue in fiscal 2000.

13.  DISCONTINUED OPERATIONS:

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. During the year ended March 31, 2000, the Company recorded a gain on the disposal of discontinued operations of $1,900,000 related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance that was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $500,000 in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement. Net current liabilities of discontinued operations at March 31, 2000 relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.

                           RENTRAK CORPORATION
                    Valuation and Qualifying Accounts
                               Schedule II

                          Balance at                      Charged to                       Balance at
                         Beginning of    Write Off and      Other           Recoveries     The End of
 Year Ended:                Period         Expenses        Accounts        (Deductions)      Period

 Allowance for doubtful accounts
     March 31, 1998            409,313       (4,655,356)          -            4,832,684       586,641
     March 31, 1999            586,641       (7,865,333)          -            7,633,933       355,241
     March 31, 2000            355,241       (3,892,947)          -            4,374,651       836,945

 Advances to program suppliers reserve
     March 31, 1998          1,768,514          110,581      (696,338)               -       1,182,757
     March 31, 1999          1,182,757          (17,597)          -                  -       1,165,160
     March 31, 2000          1,165,160          110,918           -                  -       1,276,078

 Other Current Assets-
 Retailer Financing Program reserve
     March 31, 1998                -                -             -                  -             -
     March 31, 1999                -                -         994,935  1             -         994,935
     March 31, 2000            994,935              -        (500,000) 1             -         494,935

 Other Assets-
 Retailer Financing Program reserve
     March 31, 1998         10,340,375              -        (467,930) 2        (518,450)    9,353,995
     March 31, 1999          9,353,995         (194,888)     (559,433) 1         (18,921)    8,580,753
     March 31, 2000          8,580,753        1,245,157    (4,615,665) 2         (20,997)    5,189,248


 1 - Reclassified from Other Current Assets to Other Assets.
 2 - Eliminated against Other Assets.


                              PART III


    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
    REGISTRANT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors" and "Executive Officers".


    ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation.


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND
             MANAGEMENT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Directors".


    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Compensation Committee Interlocks And Insider Participation" and "Certain Relationships And Transactions".

                              PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
    REPORTS ON
             FORM 8-K

    (a)(1)   Financial Statements

        The following documents are filed as part of the
    Report:

                  Consolidated Financial Statements:  The
              Consolidated Financial Statements of the Company are included in Item 8 of this Report:

             Report of Independent Public
              Accountants

             Consolidated Balance Sheets as of March 31, 2000
               and 1999

             Consolidated Statements of Income for Years
               Ended March 31, 2000, 1999 and
               1998

             Consolidated Statements of Stockholders' Equity
               for Years Ended March 31, 2000,
               1999 and 1998

             Consolidated Statements of Cash Flows for
                Years Ended
               March 31, 2000, 1999, and 1998

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

    (b)  Form 8-K Reports.  During the fourth quarter of fiscal
         2000, the Company filed no reports on Form 8-K.

    (c)  Exhibits (See Exhibit Index)

    1. A shareholder may obtain a copy of any exhibit included in this Report upon payment of a fee to cover the reasonable expenses of furnishing such exhibits by written request to Rick Nida, Vice President Investor Relations, Rentrak Corporation, PO Box 18888, Portland, Oregon 97218

        SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    RENTRAK CORPORATION

    By      /S/ F. Kim Cox
              F. Kim Cox, President

    Date   June 29, 2000

          Pursuant   to  the  requirements  of  the  Securities
    Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

    Principal Executive Officer:
    By  /S/ Ron Berger                           June 29, 2000
         Ron Berger, CEO

    Principal Financial Officer:
    By /S/ Carolyn Pihl                          June 29, 2000
         Carolyn A. Pihl, Chief Financial Officer

    Majority of Board of Directors:

    By  /S/ Pradeep Batra                        June 29, 2000
         Pradeep Batra, Director

    By /S/ Peter Balner                          June 29, 2000
         Peter Balner, Director

    By  /S/ Skipper Baumgarten                   June 29, 2000
         Skipper Baumgarten, Director

    By /S/ Ron Berger                            June 29, 2000
         Ron Berger, Chairman

    By /S/ Takaaki Kusaka                        June 29, 2000
         Takaaki Kusaka, Director

    By  /S/ James P. Jimirro                     June 29, 2000
         James P. Jimirro, Director

    By  /S/ Bill LeVine                          June 29,  2000
         Bill LeVine, Director

    By  /S/ Muneaki Masuda                       June 29,  2000
         Muneaki Masuda, Director

    By  /S/ Stephen Roberts                      June 29,  2000
         Stephen Roberts, Director

                       EXHIBIT INDEX

        The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit        Exhibit                                      Page
Number
     3.1       Amended and Restated Articles of
               Incorporation and amendments thereto
               (1)

     3.2       1995 Restated Bylaws, as amended to
               date (2)

     3.3       Amendment No. 1 to the 1995 Restated
               Bylaws of Rentrak Corporation. (3)

     3.4       Amendment No. 2 to the 1995 Restated
               Bylaws of Rentrak Corporation. (26)

     4.1       Articles of Incorporation, as amended
               to date (incorporated by reference to
               Exhibit 3.1)

     4.2       Articles II and V of the 1995
               Restated Bylaws (incorporated by
               reference to Exhibit 3.2)

    10.1*      1986 Second Amended and Restated
               Stock Option Plan and Forms of Stock
               Options Agreements (4)

    10.2*      Stock Option Agreement with Ron
               Berger, dated April 18, 1995 (5)

    10.3*      Rentrak Corporation Amended and
               Restated Directors Stock Option Plan
               (6)

    10.4*      Rentrak Corporation's 401-K Plan (7)

    10.5*      Amended and Restated 1992 Employee
               Stock Purchase Plan of Rentrak
               Corporation (8)

    10.6       Joint Development Agreement with CCC
               dated August 6, 1993 (9)

    10.7       Second Amendment to Business
               Cooperation Agreement  between
               Rentrak Corporation, Culture
               Convenience Club Co., Ltd., and
               Rentrak Japan dated June 16, 1994
               (10)

    10.8*      Employment Agreement with Carolyn
               Pihl dated May 6, 1996 (11)

     10.9       Guarantee Agreement dated as of June
                26, 1996 between Rentrak Corporation
                and BlowOut Entertainment, Inc. (12)

    10.10*      The 1997 Non-Officer Employee Stock
                Option Plan of Rentrak Corporation (13)

    10.11*      Employment Agreement with Marty Graham
                dated May 17, 1997 (14)

    10.12*      Employment Agreement with Michael
                Lightbourne dated July 10, 1997 (15)

    10.13*      Employment Agreement with Christopher
                Roberts dated October 27, 1997 (16)

    10.14*      Employment Agreement with Ron Berger
                dated April 21, 1998 (17)

    10.15*      The 1997 Equity Participation Plan of
                Rentrak Corporation (18)

    10.16*      Amendment to the 1997 Non-Officer
                Employee Stock Option Plan of Rentrak
                Corporation (19)

    10.17*      Form of Non-Qualified Stock Option
                Agreement (20)

    10.18*      Form of Incentive Stock Option
                Agreement (21)

    10.19       Amendment to the 1997 Equity
                Participation Plan of Rentrak
                Corporation dated August 24, 1998. (22)

    10.20       Amendment to the 1997 Equity
                Participation Plan of Rentrak
                Corporation (23)

    10.21*      Employment Agreement  with F. Kim Cox
                dated April 1, 1998 (24)

    10.22       Amendment to the 1997 Equity
                Participation Plan of Rentrak
                Corporation dated August 23, 1999. (25)

    10.23*      Addendum to Employment Agreement with           55
                Marty Graham dated June 8, 2000

    10.24*      Addendum to Employment Agreement with           57
                Christopher Roberts dated June 8, 2000

    10.25*      Promissory Note entered into with F.            59
                Kim Cox dated June 16, 2000

    10.26*      Promissory Note entered into with Ron           63
                Berger dated June 16, 2000

    10.27       Loan and Security Agreement with                67
                Guaranty Business Credit Corporation
                dated May 26, 2000

    10.28       General Continuing Guarantee with               85
                Guaranty Business Credit Corporation
                dated May 26, 2000

    10.29       Amendment to Rentrak Corporation                98
                Amended and Restated Directors Stock
                Option Plan dated May 19, 2000

    10.30       Amendment to Rentrak Corporation 1986           99
                Second Amended and Restated Stock
                Option Plan dated May 19, 2000

    10.31       Warrant Agreement and Certificate To           100
                Purchase Shares of Common Stock of
                3PF.COM, Incorporated dated November
                29, 1999

    10.32       Loan and Security Agreement with Bill          115
                LeVine dated August 1999

      21        List of Subsidiaries of Registrant             138

      23        Consent of Arthur Andersen LLP                 139

      27        Financial Data Schedule                        N/A

* Management Contract
1. Filed in S-3 Registration Statement, File # 338511 as filed on November 21, 1994.
2.    Filed as Exhibit B to 1994 Proxy Statement dated July 11, 1994
3.    Filed as Exhibit 10.41 to 1998 Form 10-K filed on June 25, 1998
4.    Filed as Exhibit 10.1 to Form 10-K filed on June 28, 1993
5.    Files as Exhibit 10.5 to 1998 form 10-K filed on June 25, 1998
6.    Filed as Exhibit B to 1994 Proxy  Statement dated July 11, 1994
7.    Filed as Exhibit 10.1 to Form 10-K filed on June 28, 1993
8.    Filed as Exhibit 10.13 to Form 10-K filed on June 29, 1995
9.    Filed as Exhibit 10.5 to Form 10-K filed on June 28, 1993
10.   Filed as Exhibit to 1994 form 10-K filed on June 29, 1994
11.   Filed as Exhibit 10.25 to Form 10-K filed on June 19, 1997
12.   Filed as Exhibit 2 to Form 8-K filed on December 9, 1996
13.   Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997
14.   Filed as Exhibit 10.1 to Form 10-Q filed on November 3, 1997
15.   Filed as Exhibit 10.2 to Form 10-Q filed on November 3, 1997
16.   Filed as Exhibit 10.3 to Form 10-Q filed on November 3, 1997
17.   Filed as Exhibit 10.35 to 1998 Form 10-K filed on June 25, 1998
18. Incorporated by reference to the Company's Proxy Statement dated June 25, 1997 for the Company's 1997 Annual Meeting of Shareholders
19.   Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997
20.   Filed as Exhibit 10.6 to Form 10-Q filed on November 3, 1997
21.   Filed as Exhibit 10.1 to Form 10-Q filed on February 9, 1998
22.   Filed as Exhibit 10.40 to 1998 Form 10-K filed on June 25, 1998
23.   Filed as Exhibit 10.1 to Form 10-Q on November 6, 1998
24.   Filed as Exhibit 10.2 to Form 10-Q filed on  November 6, 1998
25.   Filed as Exhibit 10.1 to Form 10-Q filed on November 9, 1999
26.   Filed as Exhibit 3.4 to 1999 Form 10-K filed on June 25, 1999