Form 10-K405/A
period 2000-03-31
RENTRAK CORP
filed 2000-07-31
CIK 800458

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

     Commission file number 000-15159


                              RENTRAK CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Oregon                                         93-0780536
--------------------------------------------------------------------------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

     One Airport Center, 7700 NE Ambassador Place, Portland, Oregon 97213
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (503) 284-7581
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

As of June 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ was $34,042,760. (Excludes value of shares of Common Stock held of record by directors and officers and by shareholders whose record ownership exceeded five percent of the shares outstanding at June 20, 2000. Includes shares held by certain depository organizations.)

Number of shares of issuer's common stock outstanding as of June 20, 2000:
12,289,883

                               EXPLANATORY NOTE

     Rentrak Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A as an amendment to its Annual Report to Form 10-K for the fiscal year ended March 31, 2000 (the "Form 10-K"). The purposes of this Amendment are to:
(a) amend and restate in its entirety Part III of the Form 10-K, (b) add Exhibits 3.5, 10.33, 10.34, 10.35, 10.36, and 10.37 to the Exhibit Index, and
(c) add Exhibits 3.5, 10.33, 10.34, 10.35, 10.36, and 10.37 as exhibits to the
Form 10-K.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain Information Regarding Directors

     PETER BALNER (Age 53). Mr. Balner is currently the President and Chief Executive Officer of Blowout Video, Inc., a wholly owned subsidiary of the Company, a position he has held since September 1997. Prior to joining Blowout, Mr. Balner served from May 1996 to August 1997 as a Director and Executive Vice President, Corporate Retail Operations and Development, of West Coast Entertainment Corporation, a publicly traded video retailer. He also served from December 1981 to May 1996 as the President and Chief Executive Officer of Palmer Corporation, a video retailer operating primarily in metropolitan New York. Mr. Balner serves as a director of The Enterprise Bank and Supermax, Inc. Mr. Balner has been a director of The Company since May 2000.

     PRADEEP BATRA (Age 54). Since February 1985, Mr. Batra has served as President of Unique Business Systems ("UBS"), a vertical market software developer. Among other things, UBS develops and markets point-of-sale ("POS") software that the Company's retail video store customers use to capture rental and sale activity and report such activity to the Company. UBS is party to a POS vendor agreement and several other agreements with the Company and two of the Company's subsidiaries. Mr. Batra also serves as a director of UBS and Synera Systems. Mr. Batra has been a director of the Company since February 1998.

     SKIPPER BAUMGARTEN (Age 53). Since 1990, Mr. Baumgarten has served as President of Surety Associates Holding Company. Mr. Baumgarten also serves as CEO and Chairman of the Board of American Contractors Indemnity Co., an insurance company. Mr. Baumgarten has been a director of the Company since February 1998.

     RON BERGER (Age 52). Since founding the Company in 1977, Mr. Berger has served as President (up until May 2000) and Chief Executive Officer of the Company, except for brief periods in other positions in 1981 and 1984. Since September 1984, he has also served as the Company's Chairman of the Board. Mr. Berger also serves as Chairman and a Director of Rentrak Japan K.K., and as a Director of Rentrak UK, Rentrak Canada, and BlowOut Video, Inc. Mr. Berger is a member of the board of directors of American Contractors Indemnity Co., Fast Forward Foundation, and the Board of Trustees of The Nature Conservancy of Oregon. He is also a past director of the Video Software Dealers Association and the International Franchise Association.

     JAMES JIMIRRO (Age 63). Since 1986, Mr. Jimirro has been the Chairman of the board of directors, President and Chief Executive Officer of J2 Communications, a company that supplies video product to the Company. Mr. Jimirro has been a director of the Company since November 1990. Since April 1998, he has served as Chairman of the Board and a director of Rentrak UK.

     TAKAAKI KUSAKA (Age 47). Since April 1991, Mr. Kusaka has served as President and as a director of Rentrak Japan. The Company currently owns a nine percent (9%) equity interest in Rentrak Japan. Mr. Kusaka has also served as Chairman of BlowOut Japan and Top Share Co., Ltd., since April 1997. Mr. Kusaka has been a director of the Company since 1999.

     BILL LEVINE (Age 80). In January 1988, Mr. LeVine founded and became President of LeVine Enterprises, Inc., an investment firm. Mr. LeVine also serves as a director of Mellon West Coast Bank, B.C.T. Inc., Fast Frame, and American Contractors Indemnity Co. Mr. LeVine has been a director of the Company since April 1985.

     MUNEAKI MASUDA (Age 49). Mr. Masuda founded Rentrak Japan, a joint venture formed between the Company and Culture Convenience Club Co., Ltd. ("CCC"). The Company currently owns a nine percent (9%) equity interest in Rentrak Japan.
Mr. Masuda is the controlling stockholder of So-Tsu Company, which in turn holds a controlling interest in CCC and Rentrak Japan. Since founding CCC, Mr. Masuda has served as President except for the period from October 1996, through February 2000, when he served as its Chairman. Until February 2000, Mr. Masuda also served as President of DIRECTV Japan. Mr. Masuda has been a director of the Company since August 1990. Mr. Masuda is also a director of GAGA Communications, Digital Hollywood and Rentrak Japan. Pursuant to a Common Stock Purchase Agreement between the Company and CCC, entered into as of December 20, 1989, the Company's board of directors is required, subject to fiduciary obligations to all shareholders, to nominate Mr. Masuda, CCC's designee, as a director and use its best efforts to vote in favor of Mr. Masuda those shares for which the Company's management and Board hold proxies or are otherwise entitled to vote.

     STEPHEN ROBERTS (Age 62). Mr. Roberts is President and CEO of The S. Roberts Company (founded in 1985), a consulting firm to the entertainment industry. Mr. Roberts is a member of the Academy of Motion Pictures Arts and Sciences, the Academy of Television Arts and Sciences, and a former director of the Motion Picture Association of America. Mr. Roberts is a director of CTN Media Group and Rentrak Japan. Mr. Roberts has been a director of the Company since December 1988.

Certain Information Regarding Executive Officers

     The names, ages, positions and backgrounds of the Company's current executive officers are as follows:

                    Position
Name          Age  Held Since   Current Position(s) with Company and Background
----          ---  ----------   -----------------------------------------------
Ron Berger     52     1984      Chairman of the board of directors and Chief
                                Executive Officer. Since founding the Company in
                                1977, Mr. Berger has served as director, and Chief Executive Officer, except for brief periods in other positions in 1981 and 1984.
                                From 1977 through May 2000, Mr. Berger also served as President of the Company. Since
                                September 1984, he has also served as the Company's Chairman of the Board. Mr. Berger serves as a member of the following boards of directors: Rentrak Japan K.K.; Rentrak UK;
                                Rentrak Canada; Blowout Video, Inc.; American
                                Contractors Indemnity Co.; Fast Forward
                                Foundation; and The Nature Conservancy of
                                Oregon.

F. Kim Cox     47     2000      President, Chief Financial Officer, Secretary
                                and Treasurer. In May 2000, Mr. Cox was
                                appointed President of the Company and as of July 1, 2000, became Rentrak's Chief Financial
                                Officer on an interim basis while the Company undertakes a search for a new Chief Financial
                                Officer to replace Carolyn Pihl, who resigned to assume the position of Chief Financial Officer of 3PF.COM, Inc., a wholly owned subsidiary of the Company. From 1999 until May 2000, Mr. Cox served as Executive Vice President, Secretary and Treasurer. From 1995 until 1999, Mr. Cox served as Executive Vice President, Chief
                                Financial Officer, Secretary and Treasurer. From
                                1991 until 1995, Mr. Cox served as Executive
                                Vice President - Strategic Planning, Secretary, and Treasurer. From 1985 until 1991, Mr. Cox served as Chief Financial Officer and Vice
                                President of Finance. Prior to joining the Company in 1985, Mr. Cox was a practicing attorney with the firm Garvey, Schubert, Adams &
                                Barer from 1983 to 1985, and with the firm of McClaskey & Greig from 1980 to 1983. Prior to that, Mr. Cox practiced accounting with Arthur
                                Andersen & Co.

Marty Graham   42     1991      Vice President, Product Development. Prior to
                                joining the Company in October 1988 as Director of Product Development, Mr. Graham had served as General Manager and Secretary/Treasurer of
                                Pacific Western Video Corporation since

                                1984, which owned and operated two video retailer outlets, both of which participated in the Company's PPT Program .

Richard Nida        53  1998    Vice President, Investor Relations. Prior to
                                joining the Company in September 1998, Mr. Nida served as the Director of Corporate
                                Communications and Investor Relations for
                                Payless ShoeSource from 1988 to August 1998.

Christopher Roberts 32  1994    Vice President, Sales. Prior to becoming Vice
                                President, Sales, Mr. Roberts was the Company's
                                National Director of Sales, a position he held since September 1992.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 Act requires the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of the outstanding shares of the Company's common stock ("ten percent shareholders"), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of common stock and other equity securities of the Company. To the Company's knowledge, based solely upon a review of the copies of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company or otherwise in its files, all of the Company's officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements during the Company's last fiscal year.

Item 11.  Executive Compensation

     The following table sets forth all compensation paid by the Company to the Named Executive Officers during the fiscal years ended March 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                        Long Term
                                           Annual Compensation         Compensation
                                      --------------------------------------------------
                                                                          Awards
                                                                   ---------------------
                              Fiscal                                    Securities
                               Year                                     Underlying         All Other
     Name and                 Ended        Salary       Bonus          Options/SARs       Compensation
Principal Position (1)      March 31,        ($)         ($)                (#)             ($) (2)
----------------------------------------------------------------------------------------------------------
Ron Berger, President         2000        429,353          2,264        260,943 (3)         (3,324)
and Chief Executive           1999        405,540              0        510,481 (3)         94,915
Officer                       1998        408,972         62,258              0             31,241


F. Kim Cox, Executive         2000        191,029         85,000         32,623              5,571
Vice President and            1999        181,136              0         63,805              6,065
Secretary                     1998        198,397         62,824              0              8,195


Marty Graham, Vice            2000        152,265         35,000         10,000              3,835
President, Product            1999        140,083         15,000              0              4,032
Development                   1998        137,371          5,000         35,000              6,110

                                                                        Long Term
                                           Annual Compensation         Compensation
                                      --------------------------------------------------
                                                                          Awards
                                                                   ---------------------
                              Fiscal                                    Securities
                               Year                                     Underlying         All Other
     Name and                 Ended        Salary       Bonus          Options/SARs       Compensation
Principal Position (1)      March 31,        ($)         ($)                (#)             ($) (2)
----------------------------------------------------------------------------------------------------------
Carolyn Pihl, Chief           2000        147,753         30,000         10,000              1,500
Financial Officer             1999        134,515          5,000              0              1,500
                              1998        110,913          9,000         10,000              1,500

Christopher Roberts,          2000        137,596         26,750         10,000              1,500
Vice President of Sales       1999        135,854         20,000              0              1,500
                              1998        121,593         23,000         35,000              1,500

(1) Reflects principal position as of March 31, 2000. In May 2000, Mr. Cox was appointed president. He is also currently serving as Rentrak's Chief Financial Officer on an interim basis. Ms. Pihl resigned in July 2000 as the Company's Chief Financial Officer to assume the Chief Financial Officer position at 3PF.COM, Inc., a wholly owned subsidiary of the Company.
(2) Amounts disclosed in this column reflect the following matching contributions during fiscal 2000 on behalf of the Named Executive Officers under the Company's 401(k) plan: Ron Berger $1,500, F. Kim Cox $1,500, Marty Graham $1,500, Carolyn Pihl $1,500, and Christopher Roberts $1,500. The Company also made payments to supplemental disability and life insurance plans during fiscal 2000 for the following Named Executive Officers: Ron Berger $22,948, F. Kim Cox $4,071, and Marty Graham $2,335. In addition, other compensation for Ron Berger includes lease and maintenance payments on an automobile and a fiscal 2000 credit of $47,717 related to a correction to an overcalculation of compensation in 1999.
(3) In May 1995, the Company adopted a shareholder rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of certain proposals to acquire the Company. Under the rights plan, each shareholder received a dividend of one right for each share of the Company's outstanding common stock, entitling the holder to purchase additional shares of common stock. The rights become exercisable after any person or group acquires beneficial ownership (as such term is defined in the rights plan) of 15% or more of the Company's outstanding stock. As a result of stock option grants made to Mr. Berger, his beneficial ownership (as such term is defined in the rights plan) may be deemed to have exceeded 15%. As permitted by the provisions of the rights plan, the board of directors has determined that, to the extent Mr. Berger's beneficial ownership exceeded 15%, it was inadvertent. Following the board's determination, Mr. Berger delivered for cancellation all of the options granted to him in fiscal 2000 (covering 260,943 shares) and a portion of the options granted to him in fiscal 1999 (covering 243,659 shares). Under the rights plan, the board of directors, at their discretion, retains the right to waive the 15% threshold with respect to any person (including Mr. Berger) or transaction or terminate the rights plan. After the cancellation of these options, Mr. Berger's beneficial ownership (as such term is defined in the rights plan) of the Company's outstanding stock is now less than 15%. The board of directors has not waived the 15% threshold.

Stock Option Grants

     The following table sets forth information concerning stock option grants to each of the Named Executive Officers during the fiscal year ended March 31, 2000. The Company did not grant any stock appreciation rights to the Named Executive Officers during the fiscal year.

                       Option Grants In Last Fiscal Year

                                                                          Potential realizable value
                                                                            at assumed annual rates
                                                                          of stock price appreciation
                             Individual Grants (1)                               for option term (2)
-----------------------------------------------------------------------------------------------------------------
                            Number of        % of total
                           securities         options
                           underlying        granted to
                             options        employees in      Exercise     Expiration
Name                         granted       fiscal year (3)    price (4)       date         5% ($)    10% ($)
-----------------------------------------------------------------------------------------------------------------
Ron Berger (5)               260,943(7)        52.15%           4.750       8/23/09       779,502   1,975,411
F. Kim Cox (5)                32,623            6.52%           4.750       8/23/09        97,453     246,965
Marty Graham (5)              10,000            2.00%           2.813       4/01/09        17,691      44,832
Carolyn Pihl (6)              10,000            2.00%           2.813       4/01/09        17,691      44,832
Christopher Roberts (5)       10,000            2.00%           2.813       4/01/09        17,691      44,832

(1) Options granted include both incentive stock options and nonqualified stock options. All option grants are subject to the discretion of the board of directors.

(2) These calculations are based on certain assumed annual rates of appreciation as required by SEC rules and regulations governing the disclosure of executive compensation. Under these rules, an assumption is made that the shares underlying the stock options shown in this table could appreciate at rates of five percent (5%) and ten percent (10%) per annum on a compounded basis over the ten-year term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock and overall stock market conditions. There can be no assurance that the gains reflected in this table will be achieved.

(3) In fiscal 2000, the Company granted options covering a total of 119,271 shares to its employees and options covering a total of 62,500 shares to its non-employee directors.

(4) The exercise price per share equals the market price of the Company's common stock on the date of grant.

(5) Option vests twenty percent (20%) per year on each anniversary of the grant date.

(6) Option vests twenty-five percent (25%) per year on each anniversary of the grant date.

(7) This option was cancelled in its entirety on June 21, 2000. See note 3 to the Summary Compensation Table, above.

Stock Option Exercises

     The following table sets forth certain information concerning stock option exercises by each of the Named Executive Officers during the fiscal year ended March 31, 2000, and the value of in-the-money options (i.e., options in which the market value of the Company's common stock exceeds the exercise price of the options) held by such individuals on March 31, 2000. The value of in-the-money options is based on the difference between the exercise price of such options and the closing price of the Company's common stock on March 31, 2000, which was $5.50.

                  Aggregated Option Exercises in Fiscal 2000
                          and Year End Option Values

                                                                     Number of Securities
                                                                    Underlying Unexercised           Value of Unexercised In-the-
                                                                   Options at Year End (#)          Money Options at Year End ($)
                             Shares                           ---------------------------------    ---------------------------------
                           Acquired on          Value
        Name               Exercise(#)       Realized ($)       Exercisable      Unexercisable       Exercisable      Unexercisable
 ---------------------   ---------------   ---------------    ---------------   ---------------    ---------------   ---------------
Ron Berger                            0                 0          1,331,024        669,328 (1)           860,697           279,479
F. Kim Cox                        5,357            19,317            301,336           110,807            319,880            41,507
Marty Graham                          0                 0             65,535            28,000             71,985            62,495
Carolyn Pihl                          0                 0             13,035            17,679             12,320            35,352
Christopher Roberts                   0                 0             44,850            30,500             42,960            45,620


(1) Effective June 21, 2000, the options granted to Mr. Berger in fiscal 2000 (covering 260,943 shares) were cancelled in their entirety and the options granted to Mr. Berger in fiscal 1999 were cancelled with respect to 243,659 shares. See note 3 to the Summary Compensation Table, above. None of the cancelled options were exercisable as of the end of fiscal 2000.

Compensation of Directors

     The Company compensates directors, other than employees who are directors, for their services by payment of $500 for each in-person board meeting they attend and $500 for each telephone conference board meeting they attend. In addition, each non-employee director is paid an annual board fee of $25,000. The Company also reimburses directors for their travel expenses for each meeting attended in person. On April 1, 2000, each nonemployee director was automatically granted an option to purchase 10,000 shares of the Company's common stock, at an exercise price of $5.375 per share, and each nonemployee Committee Chairman was automatically granted an additional option to purchase 2,500 shares of the Company's common stock at an exercise price of $5.375 per share. All such grants were made under the Company's 1997 Equity Participation Program.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

     RON BERGER. Effective April 21, 1998, Rentrak entered into a five year employment agreement with Mr. Berger under which Mr. Berger is employed as the Chairman of the board of directors, Chief Executive Officer and President of Rentrak. Under the agreement, Mr. Berger's initial annual base salary was $400,000, subject to increases on April 1 of each year during the term of the agreement equal to the greater of four percent (4%) or the change in the Consumer Price Index for the preceding calendar year. Mr. Berger is also entitled to an annual bonus for each fiscal year equal to five percent (5%) of the amount by which Rentrak's pre-tax profits (as defined in the agreement) for such fiscal year exceed Rentrak's pre-tax profits in the prior fiscal year. If Mr. Berger is terminated for "cause" (as defined in the agreement), he will receive only the full amount of all compensation accrued as of the date of termination. If Mr. Berger is terminated without cause or Mr. Berger terminates his employment for "good reason" (as defined in the agreement), or if Mr. Berger is terminated following a "change of control" or "potential change of control" (both as defined in the agreement), Mr. Berger may elect to receive a severance payment equal to the greater of: (i) the remaining compensation payable under the agreement, with bonus calculated as the greater of the bonus paid with respect to the immediately preceding fiscal year or the average bonus paid for the three immediately preceding fiscal years; or (ii) three times the sum of (a) Mr. Berger's base salary in the fiscal year of termination plus (b) the greater of the bonus paid to Mr. Berger with respect to the immediately preceding fiscal year or the average bonus paid for the three immediately preceding fiscal years. Rentrak believes that the commencement of the Shareholder Group's proxy contest constitutes a "potential change of control" and the election of the Shareholder Group's nominees whereby they constituted a majority of Rentrak's board of directors would constitute a "change of control" under Mr. Berger's employment agreement. The estimated cost to Rentrak if Mr. Berger terminates his employment in response to a change of control or the potential change of control, or if he is involuntarily terminated following a change of control, is approximately $1.32 million. If Mr. Berger is terminated due to his death or disability, he or his estate or legal representative is entitled to receive, in a lump sum, the amount of base salary and bonus accrued through the date of termination plus one year's base salary. The agreement expires on March 31, 2003.

     F. KIM COX. Effective April 1, 1998, Rentrak entered into a four year employment agreement with Mr. Cox under which he is employed as an Executive Vice President of Rentrak. Under the agreement, Mr. Cox received an annual base salary of $178,500 for the period ending March 31, 1999 and $187,425 for the period ending March 31, 2000, and will receive an annual base salary of $196,796 for the period ending March 31, 2001 and $206,636 for the period ending March 31, 2002. If Mr. Cox terminates his employment within two months following a "change of control" (as defined in the agreement), he is entitled to a severance payment equal to one year's base salary. Rentrak believes that the election of the Shareholder Group's nominees whereby they constituted a majority of Rentrak's board of directors would constitute a "change of control" for the purpose of Mr. Cox's employment agreement. The estimated cost to Rentrak if Mr. Cox were involuntarily terminated following such change of control is approximately $197,000. If Mr. Cox is terminated without "cause" (as defined in the agreement), he is entitled to receive one year's base salary, subject to reduction should Mr. Cox find alternative employment of "comparable status" (as defined in the agreement), or if he does not exercise his best efforts to find such employment of comparable status. If Mr. Cox is terminated for cause, he will receive only the amount of compensation accrued through the date of termination. If Mr. Cox is terminated due to his death or disability, he or his estate or legal representative will receive all compensation accrued as of the date of termination plus a lump sum severance payment equal to 180 days' base salary. The agreement was extended by the board of directors for one year and is now scheduled to expire on March 31, 2003.

     MARTY GRAHAM. Effective May 17, 1997, Rentrak entered into a five-year employment agreement with Mr. Graham under which he is employed as the Vice President, Product Development. Under the agreement, Mr. Graham receives an annual salary of $130,000, with increases of $10,000 effective April 15 of each year during the term of the agreement. Mr. Graham is also entitled to receive certain cash bonuses for achieving specified objectives and, annually, an option to purchase 5,000 shares of Rentrak common stock. If Mr. Graham is terminated without "cause" (as defined in the agreement) within two years after a "change of control" (as defined in the agreement), or if Mr. Graham terminates his employment for "good reason" (as defined in the agreement), he is entitled to receive the lesser of: (i) his base salary through the end of the agreement; or (ii) one year's base salary during the current fiscal year. Rentrak believes that the election of the Shareholder Group's nominees whereby they constituted a majority of Rentrak's board of directors would constitute a "change in control" for the purpose of Mr. Graham's employment agreement. The estimated cost to Rentrak if Mr. Graham were involuntarily terminated following a change of control is a maximum of approximately $160,000. If Mr. Graham terminates his employment without good reason within two months after a change of control, he is entitled to receive the greater of: (i) one weeks' base salary for each full year he has been employed by Rentrak; or (ii) two months' base salary. If Rentrak otherwise terminates Mr. Graham without cause, he is entitled to receive six months' base salary, subject to reduction should he find other employment or should he not exercise his best efforts to find such other employment. If Mr. Graham is terminated for cause, he will receive only the full amount of his base salary accrued through the date of termination. If Mr. Graham is terminated due to his death, his estate or legal representative will receive the full amount of his base salary accrued through the date of termination, plus severance of ninety
(90) days' base salary at the rate in effect on the date of his death. If Mr. Graham is terminated due to disability, he or his legal representative will receive only the full amount of the base salary accrued through the date of termination. During the period of disability, but prior to termination of employment, Mr. Graham will receive all compensation as set forth in the agreement.

     CAROLYN PIHL. Effective May 6, 1996, Rentrak entered into a five year employment agreement with Ms. Pihl under which she is employed as Rentrak's Chief Accounting Officer. Under the agreement, Ms. Pihl receives an annual salary of $103,000, subject to increases at Rentrak's discretion during the term of the agreement. If Ms. Pihl is terminated without "cause" (as defined in the agreement) within two years after a "change of control" (as defined in the agreement), or if Ms. Pihl terminates her employment for "good reason" (as defined in the agreement), she is entitled to receive the lesser of: (i) her base salary through the end of the agreement; or (ii) six months' base salary. Rentrak believes that the election of the Shareholder Group's nominees whereby they constituted a majority of Rentrak's board of directors would constitute a "change of control" for the purpose of Ms. Pihl's employment agreement. The estimated cost to Rentrak if Ms. Pihl were involuntarily terminated following a change of control is a maximum of approximately $104,000. If Rentrak otherwise terminates Ms. Pihl without cause, she is entitled to receive three months' base salary, subject to reduction should Ms. Pihl find alternative employment of "comparable status" (as defined in the agreement), or if she does not exercise her best efforts to find such employment of comparable status. If Ms. Pihl is terminated for cause, she will receive only the full amount of her base salary accrued through the date of termination. If Ms. Pihl is terminated due to her death or disability, she or her estate or legal representative will receive only the full amount of her base salary accrued through the date of termination. During any period of disability, but prior to termination of employment, Ms. Pihl will receive all compensation as set forth in the agreement.

     CHRISTOPHER ROBERTS. Effective October 27, 1997, Rentrak entered into a five-year employment agreement with Mr. Roberts under which he is employed as Rentrak's Vice President, Sales. Under the agreement, Mr. Roberts received an initial base salary of $130,000, subject to increases of $5,000 on April 15 of each year during the term of the agreement. If Mr. Roberts is terminated without "cause" (as defined in the agreement) within two years after a "change of control" (as defined in the agreement), or if Mr. Roberts terminates his employment for "good reason" (as defined in the agreement), he is entitled to receive the lesser of: (i) his base salary through the end of the agreement; or
(ii) one year's base salary during the current fiscal year. If Mr. Roberts terminates his employment without good reason within two months after a change of control, he is entitled to receive the greater of: (i) one weeks' base salary for each full year of his employment by Rentrak; or (ii) two months' base salary. Rentrak believes that the election of the Shareholder Group's nominees whereby they constituted a majority of Rentrak's board of directors would constitute a "change of control" for the purpose of Mr. Roberts' employment agreement. The estimated cost to Rentrak if Mr. Roberts were involuntarily terminated following a change of control is approximately $140,000. The estimated cost to Rentrak if Mr. Roberts terminates his employment without good reason following a change of control is a maximum of approximately $32,300. If Rentrak otherwise terminates Mr. Roberts without cause, he is entitled to receive six months' base salary, subject to reduction should he find other employment or should he not exercise his best efforts to find such other employment. If Mr. Roberts is terminated for cause, he will receive only the full amount of his base salary accrued through the date of termination. If Mr. Roberts is terminated due to his death, his estate or legal representative will receive the full amount of his base salary accrued through the date of termination, plus severance of ninety (90) days' base salary at the rate in effect on the date of his death. If Mr. Roberts is terminated due to disability, he or his legal representative will receive only the full amount of the base salary accrued through the date of termination. During the period of disability, but prior to termination of employment, Mr. Roberts will receive all compensation as set forth in the agreement.

Compensation Committee Interlocks and Insider Participation

From the beginning of fiscal 2000 through August 23, 1999, the Compensation Committee was comprised of Skipper Baumgarten, Herbert Fischer and Bill LeVine. Mr. Fischer resigned from the board of directors effective August 23, 1999, and was subsequently replaced on the Compensation Committee by Takaaki Kusaka. Ron Berger is a director of American Contractors Indemnity Co., a company for which Skipper Baumgarten serves as Chief Executive Officer. Ron Berger is also Chairman of the board of directors of Rentrak Japan, a company for which Takaaki Kusaka serves as President.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 20, 2000, certain information regarding the beneficial ownership of the Company's common stock by (i) each person believed by the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding shares of common stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and the next four most highly compensated executive officers during the last completed fiscal year who were serving as executive officers at the end of the fiscal year (the "Named Executive Officers") and (iv) the directors and the executive officers as a group.

                                                                                  Shares Beneficially Owned
--------------------------------------------------------------     ----------------------------------------------------
Directors, Executive Officers and 5% Shareholders (1)                      Number (2)                 Percentage (2)
--------------------------------------------------------------     -----------------------      -----------------------

Peter Balner                                                                 67,250 (3)                    *
Pradeep Batra                                                                24,500 (4)                    *
Skipper Baumgarten                                                           70,000 (5)                    *
Ron Berger                                                                1,759,366 (6)                 14.32%
F. Kim Cox                                                                  350,424                      2.85%
Marty Graham                                                                 72,539 (7)                    *
James Jimirro                                                                45,566 (8)                    *
Takaaki Kusaka                                                                    0                        *
Bill LeVine                                                                 457,511 (9)                  3.72%
Muneaki Masuda                                                            1,039,839 (10)                 8.44%
Carolyn Pihl                                                                 19,464 (11)                   *
Christopher Roberts                                                          48,856 (12)                   *
Stephen Roberts                                                             109,663 (13)                   *
                                                                                                           *
All executive officers and directors as a group (17 persons)              4,334,307 (14)                33.74%

Culture Convenience Club Co., Ltd.                                          390,000 (15)                 3.17%
1-4-70 Shiromi, 16th Floor
Chuo-ku, Osaka 540, Japan

Rentrak Japan, K.K.                                                         614,000 (16)                 5.00%
4-20-3 Ebisu
Shibuya-Ku, Tokyo 150, Japan

Walt Disney Company                                                       1,543,203 (17)                 11.16%
500 South Buena Vista St.
Burbank, CA

Committee for the Achievement of Rentrak Excellence                       1,119,480 (18)                  9.10%
6656 Penninsula Way
Laingsburg, MI 48848

* Less than 1%

(1) The address of all Directors and executive officers is the Company's address: One Airport Center, 7700 N.E. Ambassador Place, Portland, Oregon 97220.
(2) All percentages have been calculated based on the number of shares of the Company's common stock that were issued and outstanding as of June 20, 2000. In accordance with SEC regulations, the number of shares and percentage calculation with respect to each shareholder assumes the exercise of all outstanding options such shareholder holds and that can be exercised within 60 days after the date of this proxy statement.
(3) Includes 26,250 shares of common stock subject to options exercisable within 60 days of the date of the table.

(4) Includes 10,000 shares of common stock subject to options exercisable within 60 days of the date of the table.
(5) Includes 10,000 shares of common stock subject to options exercisable within 60 days of the date of the table.
(6) Includes 43,200 shares held by Mr. Berger's parents, with respect to which Mr. Berger disclaims beneficial ownership.
(7) Includes 72,535 shares of common stock subject to options exercisable within 60 days of the date of the table.
(8) Includes 22,646 shares of common stock subject to options exercisable within 60 days of the date of the table.
(9) Includes 10,000 shares of common stock subject to options exercisable within 60 days of the date of the table.
(10) Mr. Masuda is an officer and controlling shareholder of Culture Convenience Club Co., Ltd. and So-Tsu Company. So-Tsu Company and Mr. Masuda are controlling shareholders of Rentrak Japan, K.K. Includes 390,000 shares owned by Culture Convenience Club, Ltd. and 614,000 shares owned by Rentrak Japan, K.K. Also includes 35,839 shares of common stock exercisable within 60 days of the date of this table.
(11) Includes 19,464 shares of common stock subject to options exercisable within 60 days of the date of the table.
(12) Includes 47,558 shares of common stock subject to options exercisable within 60 days of the date of the table.
(13) Includes 59,281 shares of common stock subject to options exercisable within 60 days of the date of the table.
(14) Includes 555,114 shares of common stock subject to options exercisable within 60 days of the date of the table.
(15) As indicated in footnote 10 to this table, these shares are beneficially owned by Muneaki Masuda, a director of the Company and controlling shareholder of Culture Convenience Club Co., Ltd.
(16) As indicated in footnote 10 to this table, these shares are beneficially owned by Muneaki Masuda, a director of the Company and controlling shareholder of Rentrak Japan, K.K.
(17) Includes 1,543,203 shares of common stock subject to warrants that are exercisable within 60 days of the date of this table.
(18) Based on information set forth in the Amendment No. 2 to Schedule 13D, filed on July 5, 2000 by the Committee for the Achievement of Rentrak Excellence. According to the Schedule 13D, Cecil D. Andrus (1,000 shares), Michael Annechino (97,400 shares), Mark A. Brown (119,550 shares), Thomas
     S. Cousins, Jr. (65,000 shares), George H. Kuper (0 shares), Joon S. Moon (1,000 shares), James G. Petcoff (11,500 shares), Gordon A. Reck (67,000 shares), Donald W. Remlinger (75,000 shares), Paul Rosenbaum (250,730 shares), David R. Rosencrantz (63,700 shares), Guy R. Wolcott (287,000 shares), and Frederick L. Zehnder (80,600 shares), collectively, are the beneficial owners of 1,119,480 shares. According to the Schedule 13D, the foregoing persons may be deemed to be part of a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934.

Item 13.  Certain Relationships and Transactions

     Stephen Roberts, a stockholder and a member of the Company's board of directors, provided general consulting services to the Company during fiscal 2000, for which he received $142,181. The Company does not plan to continue to use Mr. Roberts as a general consultant during fiscal 2001. In April 2000, the Company entered into an agreement with the S. Roberts Company, a Delaware corporation owned by Mr. Roberts, to assist the Company in the exploration of the possible sale of part or all of the Company's PPT video distribution and information processing business to one or more major motion picture studios, exploring certain strategic dispositions of assets. In the event of successful implementation of this strategy, Mr. Roberts would receive a success fee equal to two percent (2%) of the total consideration paid, but not less than $200,000. This agreement will expire on December 31, 2000.

     Dr. Pradeep Batra, a member of the Company's board of directors, is the President and controlling shareholder of Unique Business Systems ("UBS"). In addition to other business activities, UBS develops and sells point-of-sale ("POS") software that retail video stores use to track rental and sale activity. The Company and UBS have entered into various agreements pursuant to which, among other things: (i) they agree to cooperate to make

UBS's POS software compatible with the Company's PPT system; (ii) the Company agrees to pay a commission for each PPT customer referred by UBS; and (iii) UBS agrees to share software maintenance fees with the Company relating to a 1995 transaction in which UBS purchased certain assets from the Company. In addition, Rentrak UK, a subsidiary of the Company that distributes videocassettes in the United Kingdom, is party to a POS software agreement with UBS, and BlowOut Video, Inc., a wholly owned subsidiary of the Company that owns and operates a chain of retail video stores and a retail video Web site, purchased computer hardware and a POS software system from UBS. During fiscal 2000, the Company paid UBS an aggregate of $62,000, Rentrak UK paid UBS an aggregate of $70,000, and BlowOut Video, Inc. paid UBS an aggregate of $80,678.

     Muneaki Masuda, a member of the Company's board of directors, holds a controlling interest in So-Tsu Company, which in turn holds a controlling interest in CCC and Rentrak Japan. Pursuant to an agreement between the Company and Rentrak Japan, Rentrak Japan pays the Company an annual royalty, based on a June 1 to May 31 royalty year, equal to one and sixty-seven hundredths percent (1.67%) of the first $47.9 million of Rentrak Japan's sales and one-half of one percent (.5%) of Rentrak Japan's sales in excess of such amount. In fiscal 2000, Rentrak Japan paid the Company a total of approximately $4 million in royalty fees, which amount included an advance royalty payment of $2.5 million and a on time royalty payment of $480,000. The $2.5 million advance payment will offset $4 million of future royalties. Of the $2.5 million advance royalty fees, approximately $1.6 million has been recorded as deferred revenue to be recognized in future periods.

     In August 1999, the Company and Rentrak Japan formed Rentrak International, LLC, an Oregon limited liability company, for the purpose of developing the PPT system in certain international markets. The Company and Rentrak Japan each contributed US$180,000 to Rentrak International during fiscal 2000, as well as the development rights to the PPT system in certain countries, excluding the United States, Canada, the United Kingdom, Ireland, Brazil, and Japan. Rentrak Japan and the Company each own a fifty percent (50%) membership interest in Rentrak International, and profits and losses are allocated equally between the two parties.

     During the Company's last fiscal year, Rentrak Japan loaned (Yen)120 million (approximately US$200,000) to Rentrak UK. The loan is non-interest bearing and is due on March 31, 2001. During the term of the loan, Rentrak Japan is entitled to 10% of the Company's share of Rentrak UK royalties. No such share of royalties was earned by or paid to Rentrak Japan during the Company's last fiscal year.

     In August 1999, Bill LeVine, a member of the Company's board of directors, provided a line of credit to BlowOut Video Holding Company ("Borrower"), a wholly-owned subsidiary of the Company, in the principal amount of up to $3 million (the "Loan"), of which Borrower borrowed $500,000 during its last fiscal year. The largest outstanding principal amount of the Loan during fiscal 2000 was $500,000. The Loan bears interest at the prime rate plus one and one-half percent (1.5%) and Borrower paid Mr. LeVine $17,860 in interest during the Company's last fiscal year. Borrower paid Mr. LeVine a $30,000 loan origination fee and $12,500 in closing costs in connection with the Loan. The Loan is secured by all of Borrower's assets and is due and payable three years from the date of execution of the Loan and Security Agreement.

     In consideration of a $4 million unsecured note payable with Bill LeVine, of which approximately $2.5 million was used to fund the operations of the Company's wholly-owned subsidiary, 3PF.COM, Inc. ("3PF"), 3PF issued a warrant to Mr. LeVine to purchase 14,814 shares of 3PF common stock at an exercise price of $6.75 per share. The exercise period for the warrant commenced on November 29, 1999 and expires on November 30, 2000. The Note payable carried interest at the rate of ten percent (10%), payable monthly, and the largest outstanding principal amount of the note during fiscal 2000 was $4 million. The Company paid Mr. LeVine $310,278 in interest in connection with this note payable during the Company's last fiscal year. The note was paid in its entirety in January 2000.

     In June 2000, the board of directors approved an offer to make loans available to those officers of the Company who were under an employment contract for the purpose of allowing them to exercise their vested, unexercised "out of the money" employee stock options. The purpose of this program was to enable executives to exercise certain of their options and thereby hold shares resulting from the exercise of such options in advance of a possible spin-off or split-up of 3PF, and to enhance Rentrak's efforts to retain its key employees. The vested option program was initially proposed to the Compensation Committee in March 2000, approved by the Compensation Committee in April 2000, and approved by the board of directors in May 2000.

     The loans under this program bear interest at the federal funds rate in effect on the date of the loan and interest is payable annually. The principal amount of the loan is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with the Company, (2) one year after borrower leaves the Company's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased upon the exercise of the options. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. The offer to make these loans expires September 30, 2000.

     On June 16, 2000, two officers, Ron Berger and Kim Cox, accepted this offer and obtained loans from the Company. Mr. Berger entered into a loan agreement, promissory note in the amount of $6,629,386.00 and stock pledge agreement in connection with his exercise of options to purchase 1,362,008 shares of common stock. Mr. Cox entered into a loan agreement, promissory note in the amount of $1,468,250.42 and stock pledge agreement in connection with his exercise of options to purchase 301,518 shares of common stock. Because the loan proceeds were immediately used to pay the exercise price of the options to the Company, there was no net outflow of cash from the Company in connection with these loans. As a result of these loans and the option exercises, Messrs. Berger and Cox will be able to vote the acquired shares at the annual meeting. As of July 26, 2000, no other officers have elected to accept loans under the program.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RENTRAK CORPORATION
                              (Registrant)

July 31, 2000                 By: /s/ F. Kim Cox
-------------                    ------------------
Date                             F. Kim Cox, President, Chief Financial Officer,
                                 Secretary and Treasurer (Principal Financial
                                 and Accounting Officer)

EXHIBIT INDEX

     The Exhibit Index to the Form 10-K is hereby amended by adding the following exhibits, which are attached to this Amendment No. 1 on Form 10-K/A.

Exhibit    Exhibit                                                                 Page
Number
 3.5       Amendment No. 3 to Rentrak's 1995 Restated Bylaws                        14
10.33*     Stock Pledge Agreement executed by Ron Berger, dated June 16, 2000       15
10.34*     Stock Pledge Agreement executed by F. Kim Cox, dated June 16, 2000       20
10.35*     Loan Agreement with Ron Berger, dated June 16, 2000                      25
10.36*     Loan Agreement with F. Kim Cox, dated June 16, 2000                      29
10.37*     Amendment to 1997 Equity Participation Plan                              33
*    Management Contract