Form 10-Q
period 2000-06-30
RENTRAK CORP
filed 2000-08-10
CIK 800458

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of July 31, 2000, the Registrant had 12,293,684 shares of
Common Stock outstanding.


                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 2000 and March
     31, 2000

     Consolidated Statements of Income for the three month periods ended June 30, 2000 and June 30, 1999

     Consolidated Statements of Cash Flows for the three month periods ended June 30, 2000 and June 30, 1999

     Notes to Consolidated Financial Statements



                          RENTRAK CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                       (UNAUDITED)
                                                         June 30,           March 31,
                                                           2000                2000
CURRENT ASSETS:

    Cash and cash equivalents                           $ 6,368,417         $ 4,028,271
    Accounts receivable, net of allowance for
    doubtful accounts of $820,857 and $836,945           19,779,554          21,820,168
    Advances to program suppliers                         2,999,931           2,982,766
    Inventory                                             3,692,406           3,889,603
    Income tax receivable                                   190,617             169,300
    Deferred tax asset                                    1,878,113           1,878,113
    Notes receivable                                      4,142,222           4,061,618
    Other current assets                                  2,517,671           1,757,081

    Total current assets                                 41,568,931          40,586,920

PROPERTY AND EQUIPMENT, net                               2,820,240           2,642,700
OTHER INVESTMENTS, net                                      302,481             302,481
DEFERRED TAX ASSET                                        3,370,175           3,346,212
OTHER ASSETS                                              3,620,960           3,595,041

          TOTAL ASSETS                                  $51,682,787         $50,473,354

                The accompanying notes are an integral
              part of these consolidated balance sheets.


                             RENTRAK CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (UNAUDITED)
                                                  June 30,             March 31,
                                                    2000                 2000
CURRENT LIABILITIES:
     Line of credit                            $  4,385,350          $       -
     Accounts payable                            18,998,388           24,162,040
     Accrued liabilities                          3,262,039            2,645,567
     Accrued compensation                           736,388            1,476,703
     Current portion of deferred revenue          1,511,694            1,500,262
     Notes payable                                  500,000              500,000
     Net current liabilities of discontinued
       operations                                   319,281              430,923

          Total current liabilities              29,713,140           30,715,495

LONG-TERM DEFERRED REVENUE                        2,474,326            1,677,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                     -                    -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 12,293,684 shares
         at June 30, 2000 and 10,514,561 at
         March 31, 2000                              12,294               10,515
     Capital in excess of par value              52,810,473           44,445,199
     Notes receivable                            (8,097,636)                   -
     Cumulative other comprehensive
       income (loss)                               (303,785)            (264,684)
     Accumulated deficit                        (24,281,029)         (25,326,951)
     Less - Deferred charge - warrants             (644,996)            (783,492)

                                                 19,495,321           18,080,587
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 51,682,787          $50,473,354


                   The accompanying notes are an integral
                 part of these consolidated balance sheets.

                       RENTRAK CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME

                                                           (UNAUDITED)
                                                  Three Months Ended June 30,
                                                     2000                1999

REVENUES:
     PPT                                          $23,599,375         $26,441,311
     Other                                          6,685,572           4,553,759

                                                   30,284,947          30,995,070

OPERATING COSTS AND EXPENSES:
     Cost of sales                                 22,971,790          24,437,684
     Selling, general, and administrative           5,940,041           3,968,129
     Net (gain) expense from litigation
      settlement                                    (225,000)            531,024

                                                  28,686,831          28,936,837

INCOME FROM OPERATIONS                             1,598,116           2,058,233

OTHER INCOME (EXPENSE):
     Interest income                                 156,566              38,183
     Interest expense                               (183,484)           (165,425)

                                                     (26,918)           (127,242)

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION                     1,571,198           1,930,991

INCOME TAX PROVISION                                 525,279             691,505
INCOME FROM CONTINUING OPERATIONS                  1,045,919           1,239,486

GAIN FROM DISPOSAL OF DISCONTINUED
   SUBSIDIARIES (PLUS INCOME TAX
      BENEFIT OF $483,502)                                 -           2,373,502
NET INCOME                                       $ 1,045,919         $ 3,612,988

EARNINGS PER SHARE:
      Basic:
         Continuing operations                   $      0.10         $      0.12
         Discontinued operations                 $         -         $      0.23
                                                 $      0.10         $      0.35
      Diluted:
         Continuing operations                   $      0.10         $      0.12
         Discontinued operations                 $         -         $      0.23
                                                 $      0.10         $      0.35

             The accompanying notes are an integral
             part of these consolidated statements.

                                     RENTRAK CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                               Three Months Ended June 30,
                                                                   2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                   $1,045,919          $3,612,988
    Adjustments to reconcile income to
          net cash provided by (used in)
          in operating activities
    Gain on disposal of discontinued operations                           -          (2,373,502)
    Depreciation and Amortization                                   299,153             328,879
    Amortization of warrants                                        138,496             177,041
    Provision for doubtful accounts                                  15,093                   -
    Retailer financing program reserves                                   -                 305
    Deferred income taxes                                           (23,963)                  -
    Change in specific accounts:
        Accounts receivable                                       2,025,521          (3,092,312)
        Advances to program suppliers                               (17,165)         (1,207,335)
        Inventory                                                   197,197             437,620
        Income tax receivable                                       (21,317)            367,032
        Notes receivable                                            (80,604)                  -
        Other current assets                                       (760,590)            307,082
        Accounts payable                                         (5,163,652)           (230,005)
        Accrued liabilities & compensation                         (123,843)            975,256
        Deferred revenue (current)                                   11,432              11,363
        Net current liabilities of
        discontinued operations                                    (111,642)           (643,194)
        Deferred revenue (long-term)                                797,054                   -

             Net cash used in operations                         (1,772,911)         (1,328,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment,
    and inventory                                                  (454,664)            (65,939)
    Disposal (purchase) of other assets
    & intangibles                                                   (87,046)            150,483

       Net cash provided by (used in) investing activities         (541,710)             84,544

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                           4,385,350             325,000
    Issuance of common stock                                        269,417               5,769

          Net cash provided by financing
          activities                                              4,654,767             330,769

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              2,340,146            (913,469)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                                4,028,271           2,145,963

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $6,368,417          $1,232,494

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                                  $49,552            $195,095
          Income taxes paid, net of refunds received                 79,830              19,330
    NON-CASH TRANSACTIONS
          Reclassification of accounts receivable to
               other investments                                                                             -                10,174
          Change in unrealized gain (loss) on
                investment securities, net of tax                   (39,098)            (52,396)
           Notes issued for common stock                          8,097,636                 -


                           The accompanying notes are an integral
                           part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:   Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2000 Annual Report to Shareholders.

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

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three month periods ended June 30, 2000 and 1999 were as follows:


Note B:    Net Income Per Share
                              Three-Months Ended               Three-Months Ended
                              June 30, 2000                    June 30, 1999
                                  Basic         Diluted            Basic         Diluted

Weighted average number of
shares of common stock
outstanding                      10,816,915    10,816,915         10,440,614    10,440,614

Dilutive effect of exercise of
stock options                             -       113,276                  -       101,071

Weighted average number
of shares of common stock
outstanding and common
stock equivalents                10,816,915    10,930,191         10,440,614    10,541,685

Net Income:
  Continuing operations        $ 1,045,919     $1,045,919         $1,239,486    $1,239,486
  Discontinued operations                                     -    2,373,502     2,373,502

Net income:                      $1,045,919    $1,045,919         $3,612,988    $3,612,988

Earnings per share:

  Continuing operations               $0.10         $0.10              $0.12         $0.12
  Discontinued operations                                   -           0.23          0.23

  Net income                          $0.10         $0.10              $0.35         $0.35

NOTE C:   Business Segments, Significant Suppliers and Major
          Customer

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. and Other. Under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers. 3PF.COM, Inc. is the Company's e-commerce provider of order processing, fulfillment and inventory management services. Other includes the operations of BlowOut Video, a video retail subsidiary, ForMovies.Com, an internet service and amounts received pursuant to royalty agreements, primarily form Rentrak Japan.


Business Segments
                              Three Months Ended Three Months Ended
                                 June 30, 2000      June 30, 1999

NET SALES: (1)
     PPT                             $23,876,756        $26,555,648
     3PF.COM, Inc. (2)                 4,305,100          3,500,810
     OTHER                             3,151,661          2,072,560
                                     $31,333,517        $32,129,018

INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                              $2,200,127         $1,576,148
     3PF.COM, Inc. (2)                 (828,576)            342,034
     OTHER                               226,565            140,051
                                      $1,598,116         $2,058,233

(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF.COM, Inc's revenues related to the shipment of cassettes to PPT Customers was $771,189 and $1,019,611 for the three-month periods ended June 30, 2000 and 1999, respectively.

For the quarter ended June 30, 2000, the Company had one program supplier whose product generated 21 percent, a second that generated 19 percent, and a third that generated 11 percent of Rentrak revenue. No other program supplier provided product, which generated more than 10 percent of revenue for the three-month period ended June 30, 2000. One customer accounted for 11 percent of the Company's revenue in the three-month period ended June 30, 2000.

For the quarter ended June 30, 1999, the Company had one program supplier whose product generated 22 percent, a second that generated 19 percent, and a third that generated an additional 18 percent of Rentrak revenue. No other program supplier provided product, which generated more than 10 percent of revenue for the three-month period ended June 30, 1999. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended June 30, 1999.

NOTE D:   Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut
Entertainment, Inc. ("BlowOut").   The operations of BlowOut were
reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at June 30, 2000 is approximately $319,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance, which was recorded against the deferred tax asset related to liabilities of discontinued operations.
This reduction of approximately $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Net current liabilities of discontinued operations at June 30, 2000 and June 30, 1999, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.

NOTE: E   Agreement

In June 2000, the Company entered into an agreement with one of its customers, modifying an existing contract. Under terms of the agreement the customer made a payment to the Company in the
amount of $2.5 million.   $1.25 million of the payment has been
recorded as revenue in the consolidated statement of income for the quarter ended June 30, 2000, as the amount relates to the modification of certain contractual obligations. The additional $1.25 million was paid to the Company as a prepayment toward
services through June 30, 2006.   As services are provided by the
Company's subsidiary, 3PF.COM, Inc., the customer can apply the prepaid $1.25 million as payment for certain of these services. Accordingly, this $1.25 million has been recorded as long-term deferred revenue on the Company's balance sheet as of June 30, 2000.


NOTE F:   Related Party Transactions

On June 16, 2000, the Company loaned $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. The loans bear interest at the federal funds rate in effect on the date of the loan (6.5%) and interest is payable annually. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak, (2) one year after borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. The notes receivable arising from these transactions are presented as deductions from stockholders' equity.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operation constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economics, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology and the continued availability of prerecorded videocassettes ("Cassettes") from program suppliers. Such factors are discussed in more detail in the Company's 2000 Annual Report to Shareholders.

Results of Operations

For the quarter ended June 30, 2000, total revenue decreased $0.7 million, or 2 percent, to $30.3 million from $31.0 million for the quarter ended June 30, 1999. Total revenue includes the following PPT Program fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers and buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes charges to customers of the Company's wholly owned subsidiary, 3PF.COM, Inc., which provides e-commerce order processing, fulfillment and inventory management services, sales of Cassettes through the Company's retail subsidiary, BlowOut Video, charges for internet services provided by ForMovies.Com and royalty payments primarily from Rentrak Japan.

The decrease in total revenues for the three month period ended June 30, 2000 is primarily due to the reduction in (i) the total number of Cassettes leased under the PPT System due in part to program suppliers offering more titles under copy depth programs than historical levels and program suppliers engaging in direct revenue sharing with the larger chains; and (ii) the number of titles released to the PPT System. These reductions in revenue were partially offset by an increase in revenue related to the 3PF.COM, Inc.'s Services, as well as the recognition of $1.25 million of revenue related to an agreement with a customer as noted above (See Note E.).

Cost of sales for the quarter ended June 30, 2000 decreased to $23.0 million from $24.4 million for the quarter ended June 30, 1999, a decrease of $1.4 million, or 6 percent. The decrease is due to the reduction in revenue as noted above and due to the recognition of $1.25 million of revenue related to an agreement with a customer as noted above (See Note E.) that had negligible cost of sales associated with the transaction.

As a result, the gross profit margin increased to 24 percent in the quarter ended June 30, 2000 from 21 percent in the quarter ended June 30, 1999.

Selling, general and administrative expenses were $5.7 million for the quarter ended June 30, 2000 compared to $4.5 million for the quarter ended June 30, 1999, an increase of $1.2 million, or 27 percent. The increase in selling, general and administrative expenses is primarily due to: (1) increased investments in advertising for the Company's business segments; (2) increased investments in systems and infrastructure to support continuing growth of 3PF.COM, Inc.; (3) costs associated with the opening of new retail video stores by the Company and (4) increased legal costs.

The effective tax rate during the quarter ended June 30, 2000 was 33% compared to 36% during the quarter ended June 30, 1999.

As a result, for the quarter ended June 30, 2000, the Company recorded income from continuing operations of $1.0 million, or 3 percent of total revenue, compared to income from continuing operations of $1.2 million, or 4 percent of total revenue in the quarter ended June 30, 1999.

Discontinued Operations

On March 22, 1999, BlowOut Entertainment, Inc. ("BlowOut") filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale to a third party video retailer was approved on May 10, 1999 and closed on May 17, 1999.

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut as the liability related to BlowOut contingencies was less than anticipated. The Company also reduced the valuation allowance, which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Consolidated Balance Sheet

At June 30, 2000, total assets were $51.7 million, an increase of $1.2 million from the $50.5 million at June 30, 2000. As of June 30, 2000, cash increased $2.4 million to $6.4 million from $4.0 million at March 31, 2000, primarily due to a $2.5 million payment related to an agreement with a customer as noted above (See Note E.). Accounts receivable decreased $2.0 million from $21.8 million at March 31, 2000 to $19.8 million at June 30, 2000 primarily due to the decrease in revenues for the quarter as noted above and due to the write off of approximately $0.6. in accounts deemed uncollectible. Other current assets increased $0.8 million from $1.7 million at March 31, 2000 to $2.5 million at June 30, 2000.

Outstanding borrowings under the line of credit increased $4.4 million from $0 at March 31, 2000 to $4.4 million at June 30, 2000 due to changes in working capital needs and investments in equipment during the quarter. Accounts payable decreased $5.2 million from $24.2 million at March 31, 2000 to $19.0 million at June 30, 2000 due primarily to the timing of studio and other vendor payments. Accrued liabilities increased $0.6 million from $2.6 million at March 31, 2000 to $3.2 million at June 30, 2000 due primarily to the income tax accrual for the pre-tax results of operations for the quarter. Deferred revenue increased $0.8 million from $3.2 million at March 31, 2000 to $4.0 million at June 30, 2000 due to the $1.25 million non-refundable advance payment for future services of 3PF.COM, Inc. related to an agreement with a customer as noted above (See Note E).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash of $6.4 million compared to $4.0 million at March 31, 2000. At June 30, 2000, the
Company's current ratio (current assets/current liabilities) increased to 1.40 from 1.32 at March 31, 2000.

The Company had an agreement for a line of credit with a financial institution in an amount not to exceed the lesser of
(a) $7.5 million or (b) the sum of 80 percent of the net amount of eligible accounts receivable as defined in the agreement. Interest was payable monthly at the bank's prime rate plus one percent (9.0 percent at March 31, 2000). The line was secured by substantially all of the Company's assets. The terms of the agreement required, among other things, a minimum amount of tangible net worth, minimum current ratio and minimum total liabilities to tangible net worth. The agreement also restricted the amount of net losses, loans and indebtedness and limited the payment of dividends on the Company's stock. As of March 31, 2000, the Company was in compliance with these covenants or waivers had been obtained. The Company had $0 outstanding borrowings under this agreement at March 31, 2000.

In May 2000 this line of credit was replaced with a line of credit with a different lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the new line is payable monthly at the bank's prime rate plus 1/4 percent (9.75 percent at June 30, 2000). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, working capital and annual net profit. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock. As of June 30, 2000 the Company was in compliance with these covenants. This agreement expires in May 2005. At June 30, 2000, the Company had $4.4 million outstanding borrowings under this agreement.

In 1992, the Company established a Retailer Financing Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan to and/or an equity investment in the Participating Retailer. In some cases, the Company obtained a warrant to purchase stock in the Participating Retailer. As part of such financing, the Participating Retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5 - 20 years). Under these agreements, Participating Retailers were typically required to obtain some or all of their requirements of Cassettes from those offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the Participating Retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the Participating Retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given.

The Rentrak Video Retailer Loan Program was adopted in 1992 at a time when the video industry was experiencing rapid growth. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. Now that the video industry is entering a phase of maturation, the company does not expect to utilize this program in any material respect for any new participants. However, the Company may make follow on loans or investments in existing Video Retailer Loan Participants.
As of June 30, 2000, the Company had approximately $6.9 million in loans and investments outstanding under the program and reserves of approximately $5.7 million of the total original loan or investment amount.

The Company was the principal creditor of BlowOut Entertainment, Inc. ("BlowOut"). In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). BlowOut had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Guarantee. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under the Credit Facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of June 30, 2000, the balance owing under this obligation is approximately $319,000.


On July 21, 2000 the Company received a payment in the amount of $4.16 million, including interest, from a customer pursuant to the settlement of a claim. The promissory note was recorded as a note receivable on the balance sheet of the Company at June 30, 2000.

During July 2000 the Company sold and received cash proceeds of approximately $1.4 million from 200,000 shares of stock it received previously pursuant to the settlement of a claim. As of June 30, 2000 the book value of these shares of was recorded as other assets on the balance sheet of the Company.

Based on the Company's current budgets and projected cash needs, the Company believes that its available sources of liquidity are expected to be sufficient to fund the Company's operations for the fiscal year ending March 31, 2001.


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

In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. In response to the Company's motions, Video Update asked the court for time to take discovery before having to file oppositions. The court has given the parties until June 30, 2000 to conduct discovery. The court denied Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery has been conducted. Rentrak expects to re-file its motions after discovery has been conducted. On October 21, 1999, the Company amended its counterclaims to add additional claims, including a claim for trade secret misappropriation and a claim for recovery of personal property. The amended countercomplaint also added Video Update's chairman, Daniel Potter as a defendant to the fraud and negligent misrepresentation claims. As of June 30, 2000, the Company had approximately $4,413,000 in accounts receivable relating to PPT transactions from Video Update, which the Company believes, are recoverable. Management intends to monitor the situation quarterly and when management becomes aware of information that indicates that the asset will not be recovered, an appropriate reserve will be recorded. On July 31, 2000, the Company filed multiple motions for summary judgement including a motion seeking to dismiss Video Update's antitrust claim and a motion seeking a finding that Video Update breached its contract with Rentrak. No hearing has been set. Trial is scheduled to begin on January 9, 2001, in Portland, Oregon.

In August 1998, the Company filed a complaint (the "Movie Buffs Complaint") against Susan Janae Kingston d/b/a/ Movie Buffs ("Movies Buffs"), entitled Rentrak Corporation v. Susan Janae Kingston, an individual, d/b/a/ Movie Buffs, Case no. CV 98-1004 HA, in the United States District Court for the District of Oregon. In September 1998, Movie Buffs filed counterclaims against the Company and Third Party Claims against Hollywood ("Movie Buffs Counterclaims"). In September 1998 Roadrunner Video ("Roadrunner Video") filed a third-party complaint in intervention against the Company and Hollywood ("the Roadrunner Complaint"). This case is described in the Company's 10-Q for the quarter ended September 30, 1999. The Company filed a motion to dismiss the Robinson-Patman Act claims pursuant to Federal Rules of Civil Procedure 12(b)(6), which motion was granted. The Court also granted Roadrunner and Movie Buff's request to dismiss their claims against Hollywood without prejudice. The Company believes the Movie Buffs Counterclaims and the Roadrunner Complaint lack merit and the Company intends to vigorously defend against all of the allegations therein. On July 17, 2000 the Company announced that Roadrunner voluntarily dismissed with prejudice all of its claims against the Company. Movie Buffs also has agreed to dismiss with prejudice certain of its claims against the Company, including its allegations that the Company violated anti-trust laws. The Company has contemporaneously filed a motion for summary judgement against the remaining Movie Buffs claims. The Company paid no money to either Roadrunner or Movie Buff to obtain dismissal of the various claims.

On February 10, 2000 the Company filed a complaint ("the Action Video Complaint") against David D. Passerallo, and Action Video, Inc. entitled Rentrak Corporation v. David D. Passerallo, an individual and Action Video, a North Carolina corporation, Case No. CV 00-214-HA, in the United District Court for the District of Oregon. The Action Video Complaint alleges claims for conversion, breach of contract, payment on advance agreement and personal guarantee. On April 10, 2000, Action Video filed counterclaims against the Company ("the Action Video Counterclaims). This case is described in the Company's 10-K for the year ended March 31, 2000. The Company has sought to dismiss a number of Action Video's counterclaims. Action Video agreed to dismiss certain of these counterclaims and has repled its remaining counter claims. Action Video is no longer asserting any antitrust claims against the Company. The Company believes that the Action Video Counterclaims are without merit and intends to vigorously defend against this litigation.

On June 13, 2000 in the United States Federal District Court in Portland, Oregon, the Company filed a lawsuit against Donald Kundinger, Paul Bogdanich, Jackson Hole Advisors, Paul Rosenbaum, and a number of other shareholders and prospective board nominees who had either been identified in a Schedule 13D filed by Mr. Rosenbaum or had served on Rentrak a demand for a special shareholders meeting. The suit claims that the defendants have violated Sections 13 and 14 of the Securities Exchange Act by, among other things filing a late and misleading Schedule 13D and engaging in false and misleading solicitations. The suit also alleges that Messrs. Kundinger and Bogdanich and Jackson Hole Advisors have breached a contract entered into with Rentrak and their fiduciary duties owed to Rentrak and that they have engaged in fraud. The suit prays for declaratory and preliminary and permanent injunctive relief against all the defendants and seeks compensatory and punitive damages against Messrs. Kundinger and Bogdanich and Jackson Hole Advisors. Rentrak has sough and obtained a court order authorizing expedited discovery and is vigorously conducting discovery against the defendants and certain third parties.

On July 7, 2000, certain of the defendants who purport to be members of a shareholder group identifying itself as the Committee for Achievement of Rentrak Excellence filed their answer denying the material allegations of the complaint, asserting various affirmative defenses and asserting a counterclaim against Rentrak, its directors, Rentrak Japan, K.K. and Culture Convenience Club Co., Ltd. Alleging that Rentrak and the other defendants have violated Section 13 (d) of the Securities Exchange Act by failing to file a Schedule 13D within 10 days after they allegedly formed a group to acquire Rentrak stock with the purpose or effect of influencing control of Rentrak. As part of their allegations, the counterclaimants allege that Rentrak has violated Regulation U promulgated by the Board of Governors of the Federal Reserve System by granting loans to Messrs. Berger and Cox to enable them to exercise certain stock options for the purpose of defeating an impending proxy fight for control of Rentrak. The counterclaimants pray for declaratory and preliminary and permanent injunctive relief. Rentrak does not believe that it or any of the other defendants have violated Section 13 (d) or have formed any group. In addition, Rentrak believes that the loans made to Messrs. Berger and Cox in connection with the exercise of their stock options complied with Regulation U. Rentrak and the other defendants are vigorously defending against these allegations and the relief sought.

In the event of an unanticipated adverse final determination in respect to one or more of the cases discussed above, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company as a whole.

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

Dated this 10th day of August, 2000

               RENTRAK CORPORATION:

               /s/ F. Kim Cox
               F. Kim Cox
               President
               Signing on behalf of the registrant