Form 10-Q/A
period 2000-06-30
RENTRAK CORP
filed 2000-11-13
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q/A

                            AMENDMENT NO. 1


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



                       EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of
Part I and Item 6 of Part II of the Registrant's Quarterly
Report on Form 10-Q for the quarter ended June 30, 2000, as filed by the Registrant on August 10, 2000, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the
"Restatement"). The Restatement reflects corrections of accounting for certain revenues and deferred revenues not recorded correctly during the quarter ended June 30, 2000.
A discussion of the Restatement and a summary of the effects of the Restatement are presented in Note B. to the condensed consolidated financial statements.


                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       	Consolidated Balance Sheets as of June 30, 2000 (as restated) and March 31, 2000

       	Consolidated Statements of Income for the three-month
        periods ended June 30, 2000 (as restated) and June 30,
        1999

       	Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2000 (as restated) and June 30, 1999

       	Notes to Consolidated Financial Statements

                           RENTRAK CORPORATION

                       CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                              (AS RESTATED)
                                               (UNAUDITED)
                                                 June 30,           March 31,
                                                   2000                2000
                                              -------------       -------------
CURRENT ASSETS:

    Cash and cash equivalents                   $ 6,368,417         $ 4,028,271
    Accounts receivable, net of allowance
     for doubtful accounts of $820,857
        and $836,945                             19,779,554          21,820,168
    Advances to program suppliers                 2,999,931           2,982,766
    Inventory                                     3,692,406           3,889,603
    Income tax receivable                           190,617             169,300
    Deferred tax asset                            1,878,113           1,878,113
    Notes receivable                              4,142,222           4,061,618
    Other current assets                          2,517,671           1,757,081
                                       --------------------      -------------
    Total current assets                         41,568,931          40,586,920
                                       --------------------      -------------

PROPERTY AND EQUIPMENT, net                       2,820,240           2,642,700
OTHER INVESTMENTS, net                              302,481             302,481
DEFERRED TAX ASSET                                3,370,175           3,346,212
OTHER ASSETS                                      3,620,960           3,595,041
                                       --------------------      -------------
          TOTAL ASSETS                          $51,682,787         $50,473,354
                                               ============        ============

The accompanying notes are an integral
part of these consolidated balance sheets.


                              RENTRAK CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           (AS RESTATED)
                                                            (UNAUDITED)
                                                              June 30,           March 31,
                                                                2000                2000
                                                            -------------       -------------

CURRENT LIABILITIES:
     Line of credit                                           $ 4,385,350         $       -
     Accounts payable                                          18,998,388          24,162,040
     Accrued liabilities                                        2,867,638           2,645,567
     Accrued compensation                                         676,709           1,476,703
     Current portion of deferred revenue                        2,761,694           1,500,262
     Notes payable                                                500,000             500,000
     Net current liabilities of
       discontinued operations                                    319,281             430,923
                                                            -------------       -------------
          Total current liabilities                            30,509,060          30,715,495
                                                            -------------       -------------
LONG-TERM DEFERRED REVENUE                                      2,474,326           1,677,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                                -                   -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 12,293,684
         shares at June 30, 2000 and 10,514,561
         at March 31, 2000                                        12,294              10,515
     Capital in excess of par value                           52,810,473          44,445,199
     Notes receivable                                         (8,097,636)                  -
     Cumulative other comprehensive income (loss)               (303,785)           (264,684)
     Accumulated deficit                                     (25,076,949)        (25,326,951)
     Less - Deferred charge - warrants                          (644,996)           (783,492)
                                                            -------------       -------------
                                                               18,699,401          18,080,587
                                                            -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $51,682,787         $50,473,354
                                                            =============       =============

The accompanying notes are an integral
part of these consolidated balance sheets.


                               RENTRAK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    (UNAUDITED)
                                                       Three Months Ended June 30,

                                                        2000                1999

REVENUES:
     PPT                                             $22,349,375         $26,441,311
     Other                                             6,685,572           4,553,759
                                                   -------------       -------------
                                                      29,034,947          30,995,070
                                                   -------------       -------------
OPERATING COSTS AND EXPENSES:
     Cost of sales                                    22,971,790          24,437,684
     Selling, general, and administrative              5,880,362           3,968,129
     Net (gain) expense from litigation
     settlement                                         (225,000)            531,024
                                                   -------------       -------------
                                                      28,627,152          28,936,837
                                                   -------------       -------------
INCOME FROM OPERATIONS                                   407,795           2,058,233
                                                   -------------       -------------
OTHER INCOME (EXPENSE):
     Interest income                                     156,566              38,183
     Interest expense                                   (183,484)           (165,425)
                                                   -------------       -------------
                                                         (26,918)           (127,242)
                                                   -------------       -------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION                           380,877           1,930,991

INCOME TAX PROVISION                                     130,878             691,505
                                                   -------------       -------------
INCOME FROM CONTINUING OPERATIONS                        249,999           1,239,486

GAIN FROM DISPOSAL OF DISCONTINUED
   SUBSIDIARIES (PLUS INCOME TAX
      BENEFIT OF $483,502)                                    -           2,373,502
                                                   -------------       -------------
NET INCOME                                           $   249,999         $ 3,612,988
                                                   =============       =============
EARNINGS PER SHARE:
      Basic:
         Continuing operations                       $      0.02         $      0.12
         Discontinued operations                     $       -           $      0.23
                                                   -------------       -------------
                                                     $      0.02         $      0.35
                                                   =============       =============
      Diluted:
         Continuing operations                       $      0.02         $      0.12
         Discontinued operations                     $       -           $      0.23
                                                   -------------       -------------
                                                     $      0.02         $      0.35
                                                   =============       =============

The accompanying notes are an integral
part of these consolidated statements.


                                 RENTRAK CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (AS RESTATED)
                                                        (UNAUDITED)       (UNAUDITED)
                                                        Three Months Ended June 30,
                                                       ------------      ------------
                                                             2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                             $249,999        $3,612,988
    Adjustments to reconcile income to
          net cash provided by (used in)
           operating activities
    Gain on disposal of discontinued operations                   -        (2,373,502)
    Depreciation and amortization                           299,153           328,879
    Amortization of warrants                                138,496           177,041
    Provision for doubtful accounts                          15,093                 -
    Retailer financing program reserves                           -               305
    Deferred income taxes                                   (23,963)                -
    Change in specific accounts:
        Accounts receivable                               2,025,521        (3,092,312)
        Advances to program suppliers                       (17,165)       (1,207,335)
        Inventory                                           197,197           437,620
        Income tax receivable                               (21,317)          367,032
        Notes receivable                                    (80,604)                -
        Other current assets                               (760,590)          307,082
        Accounts payable                                 (5,163,652)         (230,005)
        Accrued liabilities & compensation                 (577,923)          975,256
        Deferred revenue (current)                        1,261,432            11,363
        Net current liabilities of discontinued
          operations                                       (111,642)         (643,194)
        Deferred revenue (long-term)                        797,054                 -
                                                        ------------      ------------
             Net cash used in operations                 (1,772,911)       (1,328,782)
                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment, and inventory        (454,664)          (65,939)
    Disposal (purchase) of other assets & intangibles       (87,046)          150,483
                                                        ------------      ------------
          Net cash provided by (used in)
            investing activities                           (541,710)           84,544
                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                    4,385,350           325,000
    Issuance of common stock                                 269,417             5,769
                                                        ------------      ------------
          Net cash provided by financing activities        4,654,767           330,769
                                                        ------------      ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                       2,340,146          (913,469)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THIS PERIOD                                         4,028,271         2,145,963
                                                        ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $6,368,417        $1,232,494
                                                        ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid during the period for -
          Interest                                           $49,552          $195,095
          Income taxes paid, net of refunds received          79,830            19,330
    NON-CASH TRANSACTIONS
          Reclassification of accounts receivable to
               other investments                                 -              10,174
          Change in unrealized gain (loss) on investment
                securities, net of tax                       (39,098)          (52,396)
           Notes issued for common stock                   8,097,636               -


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

NOTE B:     Restatement

In September 2000 the Company determined that it was necessary to revise its June 30, 2000 interim quarterly financial statements. The restatement was required because additional information became known at that time regarding the terms and conditions of an agreement the Company entered into with one of its customers in June 2000 (see Note F. Agreement). With the knowledge of this additional information, the Company immediately recognized it had incorrectly recorded $1.25 million as revenue for the quarter ended June 30, 2000, that should have been recorded as deferred revenue, until certain agreements between the Company and this customer are completed.

In view of the effect of the incorrectly recorded revenue and deferred revenue related to this matter, the Company restated its quarterly consolidated financial statements for the first quarter of the fiscal year ending March 31, 2001 to adjust previously reported revenue and deferred revenue. The financial statements and related notes set forth in this Form 10-Q/A reflect all such restatements related to these adjustments to revenue and deferred revenue noted above.

A summary of the impact of the restatements to reduce previously reported revenue with an associated reduction in bonus accrual for the quarter ended June 30, 2000 and as of June 30, 2000 follows:


Consolidated Statement of Income



                                                   Three Months Ended June 30, 2000
                                                   --------------       --------------
                                                       Previously               As
                                                         Reported             Restated

REVENUES:
     PPT                                              $23,599,375         $ 22,349,375
     Other                                              6,685,572            6,685,572
                                                   --------------       --------------
                                                       30,284,947           29,034,947
                                                   --------------       --------------
OPERATING COSTS AND EXPENSES:
     Cost of sales                                     22,971,790           22,971,790
     Selling, general, and administrative               5,940,041            5,880,362
     Net (gain) expense from
          litigation settlement                          (225,000)            (225,000)
                                                   --------------       --------------
                                                       28,686,831           28,627,152
                                                   --------------       --------------
INCOME FROM OPERATIONS                                  1,598,116              407,795
                                                   --------------       --------------
OTHER INCOME (EXPENSE):
     Interest income                                      156,566              156,566
     Interest expense                                    (183,484)            (183,484)
                                                   --------------       --------------
                                                          (26,918)             (26,918)
                                                   --------------       --------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION                          1,571,198              380,877

INCOME TAX PROVISION                                      525,279              130,878
                                                   --------------       --------------
INCOME FROM CONTINUING OPERATIONS                       1,045,919              249,999

GAIN FROM DISPOSAL OF DISCONTINUED
   SUBSIDIARIES (PLUS INCOME TAX
      BENEFIT OF $483,502)                                    -                    -
                                                   --------------       --------------
NET INCOME                                            $ 1,045,919         $    249,999
                                                   ==============       ==============
EARNINGS PER SHARE:
      Basic:
         Continuing operations                        $      0.10         $       0.02
         Discontinued operations                      $       -           $        -
                                                   --------------       --------------
                                                      $      0.10         $       0.02
                                                   ==============       ==============
      Diluted:
         Continuing operations                        $      0.10         $       0.02
         Discontinued operations                      $       -           $        -
                                                   --------------       --------------
                                                      $      0.10         $       0.02
                                                   ==============       ==============

Consolidated Balance Sheet



                                                June 30, 2000
                                              ---------------       ---------------
                                                   Previously               As
                                                     Reported              Restated
                                              ---------------       ---------------

CURRENT LIABILITIES:
     Accrued liabilities                         $  3,262,039          $  2,867,638
     Accrued compensation                             736,388               676,709
     Current portion of deferred revenue            1,511,694             2,761,694
        Total Current Liabilities                  29,713,140            30,509,060

STOCKHOLDERS' EQUITY:
     Accumulated deficit                         $(24,281,029)         $(25,076,949)
        Total Stockholders' Equity                 19,495,321            18,699,401


NOTE C:    Net Income Per Share

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

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three month periods ended June
30, 2000 and 1999 were as follows:


Note C:    Net Income Per Share
                                    (As Restated)
                                  Three Months Ended            Three Months Ended
                                    June 30, 2000                 June 30, 1999
                             ------------   ------------    ------------   ------------
                                Basic         Diluted         Basic          Diluted

Weighted average number of
shares of common stock
outstanding                    10,816,915     10,816,915      10,440,614     10,440,614

Dilutive effect of exercise
 of stock options                       -        113,276               -        101,071
                             ------------   ------------    ------------   ------------
Weighted average number
of shares of common stock
outstanding and common
stock equivalents              10,816,915     10,930,191      10,440,614     10,541,685
                             ============   ============    ============   ============
Net Income:
  Continuing operations         $ 249,999       $249,999      $1,239,486     $1,239,486
  Discontinued operations               -              -       2,373,502      2,373,502
                             ------------   ------------    ------------   ------------
Net income:                      $249,999       $249,999      $3,612,988     $3,612,988
                             ============   ============    ============   ============
Earnings per share:

  Continuing operations             $0.02          $0.02           $0.12          $0.12
  Discontinued operations             -              -              0.23           0.23
                             ------------   ------------    ------------   ------------
  Net income                        $0.02          $0.02           $0.35          $0.35
                             ============   ============    ============   ============

Options and warrants to purchase approximately 2,900,000 and 5,600,000 shares of common stock were outstanding for the three month period ended June 30, 2000 and 1999 respectively, but were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. The options and warrants, which expire during fiscal years 2000 through 2008, remain outstanding at June 30, 2000.

NOTE D:   Business Segments, Significant Suppliers and Major
Customer

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. and Other. Under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers. 3PF.COM, Inc. is the Company's e-commerce provider of order processing, fulfillment and inventory management services. Other includes the operations of BlowOut Video, a video retail subsidiary, ForMovies.Com, an internet service, and amounts received pursuant to royalty agreements, primarily from Rentrak Japan.

Business Segments
                                     (As Restated)
                              Three Months Ended Three Months Ended
                                 June 30, 2000      June 30, 1999
NET SALES: (1)
     PPT                             $22,626,756        $26,555,648
     3PF.COM, Inc. (2)                 4,305,100          3,500,810
     OTHER                             3,151,661          2,072,560
                                     $30,083,517        $32,129,018

INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                              $1,009,806         $1,576,148
     3PF.COM, Inc. (2)                 (828,576)            342,034
     OTHER                               226,565            140,051
                                      $  407,795         $2,058,233

(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF.COM, Inc.'s revenues related to the shipment of cassettes to PPT Customers was $771,189 and $1,019,611 for the three-month periods ended June 30, 2000 and 1999, respectively.

For the quarter ended June 30, 2000, the Company had one program supplier whose product generated 22 percent, a second that generated 19 percent, and a third that generated 12 percent of Rentrak revenues. No other program supplier provided product that generated more than 10 percent of revenues for the three-month period ended June 30, 2000. No customer accounted for more than 10 percent of the Company's revenues in the three-month period ended June 30, 2000.

For the quarter ended June 30, 1999, the Company had one program supplier whose product generated 22 percent, a second that generated 19 percent, and a third that generated 18 percent of Rentrak revenues. No other program supplier provided product that generated more than 10 percent of revenues for the three-month period ended June 30, 1999. No customer accounted for more than 10 percent of the Company's revenues in the three-month period ended June 30, 1999.

NOTE E:   Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut
Entertainment, Inc. ("BlowOut").   The operations of BlowOut were
reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Simultaneously BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at June 30, 2000 is approximately $319,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

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

Net current liabilities of discontinued operations at June 30, 2000 and June 30, 1999, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.
NOTE  F:  Agreement

In June 2000, the Company entered into an agreement with one of its customers to modify an existing contract. Under the terms of the agreement, the customer made a payment to the Company in the amount of $2.5 million and also increased its obligation to purchase PPT product. The entire payment has been recorded as deferred revenue on the Company's restated balance sheet at June 30, 2000. As part of this agreement, the customer agreed to enter into certain additional agreements to be agreed upon by the parties. One-half of the payment relates to the modification of certain contractual obligations, still to be negotiated by the Company and the customer. This $1.25 million has been recorded as current deferred revenue until the contract is complete. The additional $1.25 million was paid to the Company as a prepayment toward services to be provided by the Company's subsidiary, 3PF.COM, Inc., through June 30, 2006, pursuant to an agreement under negotiation. As services are provided by 3PF.COM, Inc., it is contemplated that the customer can apply the prepaid $1.25 million as payment for certain of these services. Accordingly, this $1.25 million has been recorded as long-term deferred revenue. The customer has taken the position that it is entitled to a refund of the $2.5 million payment upon its request if the additional agreements were not finalized by July 14, 2000. The customer has made such a request for refund; in addition, the parties are continuing to negotiate the additional agreements.

NOTE G:   Related Party Transactions

On June 16, 2000, the Company loaned $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. The loans bear interest at the federal funds rate in effect on the date of the loan (6.5%) and interest is payable annually. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak, (2) one year after the borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. The notes receivable arising from these transactions are presented as deductions from stockholders' equity.

NOTE H:  Subsequent Event

In May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85 percent of the net amount of eligible accounts receivable. The terms of the credit agreement include financial covenants requiring: (1) a minimum amount of tangible net worth to be maintained at all times; (2) a minimum consolidated net profit to be achieved each fiscal year and (3) a minimum amount of working capital to be maintained at all times; an additional covenant places limits on payments for obligations to officers, directors, shareholders or affiliates of the Company. Subsequent to June 30, 2000 the Company has determined that it will likely be out of compliance with one or more of these covenants as of September 30, 2000. The Company intends to promptly seek waivers from its lenders with respect to each covenant as to which it is determined to not be in compliance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology and the continued availability of prerecorded videocassettes ("Cassettes") from program suppliers. Such factors are discussed in more detail in the Company's 2000 Annual Report to Shareholders.

Results of Operations

For the quarter ended June 30, 2000, total revenue decreased $2.0 million, or 6 percent, to $29.0 million from $31.0 million for the quarter ended June 30, 1999. Total revenue includes the following PPT Program fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers and buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes charges to customers of the Company's wholly owned subsidiary, 3PF.COM, Inc., which provides e-commerce order processing, fulfillment and inventory management services, sales of Cassettes through the Company's retail subsidiary, BlowOut Video, charges for internet services provided by ForMovies.Com and royalty payments primarily from Rentrak Japan.

The decrease in total revenue for the three month period ended June 30, 2000 is primarily due to the reduction in (i) the total number of Cassettes leased under the PPT System due in part to program suppliers offering more titles under copy depth programs than historical levels and program suppliers engaging in direct revenue sharing with the larger chains; and (ii) the number of titles released to the PPT System. These reductions in revenue were partially offset by an increase in revenue related to 3PF.COM, Inc.'s services.

Cost of sales for the quarter ended June 30, 2000 decreased to $23.0 million from $24.4 million for the quarter ended June 30, 1999, a decrease of $1.4 million, or 6 percent. The decrease is due to the reduction in revenue as noted above.

As a result, the gross profit margin remained consistent at 21 percent in the quarter ended June 30, 2000 with 21 percent in the quarter ended June 30, 1999.

Selling, general and administrative expenses were $5.7 million for the quarter ended June 30, 2000 compared to $4.5 million for the quarter ended June 30, 1999, an increase of $1.2 million, or 27 percent, including the net gain and expense resulting from a litigation settlement for these quarters, respectively. The increase in selling, general and administrative expenses is primarily due to: (1) increased investments in advertising for the Company's business segments; (2) increased investments in systems and infrastructure to support continuing growth of 3PF.COM, Inc.; (3) costs associated with the opening of new retail video stores by the Company; (4) increased legal costs and
(5) the offset to expense in the quarter ended June 30, 2000 resulting from the gain from the litigation settlement.

The effective tax rate during the quarter ended June 30, 2000 was 34% compared to 36% during the quarter ended June 30, 1999.

As a result, for the quarter ended June 30, 2000, the Company recorded income from continuing operations of $0.25 million, or 1 percent of total revenue, compared to income from continuing operations of $1.2 million, or 4 percent of total revenue in the quarter ended June 30, 1999.

Discontinued Operations

On March 22, 1999, BlowOut Entertainment, Inc. ("BlowOut") filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. BlowOut simultaneously filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale to a third party video retailer was approved on May 10, 1999 and closed on May 17, 1999.

During the quarter ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut, as the liability related to BlowOut contingencies was less than anticipated. The Company also reduced the valuation allowance, which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Consolidated Balance Sheet

At June 30, 2000, total assets were $51.7 million, an increase of $1.2 million from the $50.5 million at March 31, 2000. As of June 30, 2000, cash increased $2.4 million to $6.4 million from $4.0 million at March 31, 2000, primarily due to a $2.5 million payment related to an agreement with a customer (See Note F). Accounts receivable decreased $2.0 million from $21.8 million at March 31, 2000 to $19.8 million at June 30, 2000 primarily due to the decrease in revenues for the quarter as noted above and due to the write off of approximately $0.6 million in accounts deemed uncollectible. Other current assets increased $0.8 million from $1.7 million at March 31, 2000 to $2.5 million at June 30, 2000.

Outstanding borrowings under the line of credit increased $4.4 million from $0 at March 31, 2000 to $4.4 million at June 30, 2000 due to changes in working capital needs and investments in equipment during the quarter. Accounts payable decreased $5.2 million from $24.2 million at March 31, 2000 to $19.0 million at June 30, 2000 due primarily to the timing of studio and other vendor payments. Accrued liabilities increased $0.3 million from $2.6 million at March 31, 2000 to $2.9 million at June 30, 2000 due primarily to the income tax accrual for the pre-tax results of operations for the quarter. Deferred revenue increased $2.0 million from $3.2 million at March 31, 2000 to $5.2 million at June 30, 2000 due to the $2.5 million payment related to an agreement with a customer (See Note F).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash of $6.4 million compared to $4.0 million at March 31, 2000. At June 30, 2000, the
Company's current ratio (current assets/current liabilities) increased to 1.36 from 1.32 at March 31, 2000.

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

In May 2000 this line of credit was terminated and replaced with a line of credit with a different lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the new line is payable monthly at the bank's prime rate plus 1/4 percent (9.75 percent at June 30, 2000). The line is secured by substantially all of the Company's assets. The terms of the agreement require, among other things, a minimum amount of tangible net worth, working capital and annual net profit. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock.
As of June 30, 2000 the Company was in compliance with these covenants. This agreement expires in May 2005. At June 30, 2000, the Company had $4.4 million outstanding borrowings under this agreement.

In 1992, the Company established a Retailer Financing Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan to and/or an equity investment in the Participating Retailer. In some cases, the Company obtained a warrant to purchase stock in the Participating Retailer. As part of such financing, the Participating Retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5 - 20 years). Under these agreements, Participating Retailers were typically required to obtain some or all of their requirements of Cassettes from those offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the Participating Retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the Participating Retailer may, in some cases, retain the right to terminate such agreement upon 30-90 days' prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given.

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

On July 21, 2000 the Company received a payment in the amount of $4.16 million, including interest, from a former customer pursuant to a promissory note given in connection with the settlement of a claim. The promissory note was recorded as a note receivable on the balance sheet of the Company at June 30, 2000.


During July 2000, the Company sold and received cash proceeds of approximately $1.4 million from 200,000 shares of stock it received previously pursuant to the settlement of a claim. As of June 30, 2000, the book value of these shares was recorded as other assets on the balance sheet of the Company.

Based on the Company's current budgets and projected cash needs, the Company believes that its available sources of liquidity are expected to be sufficient to fund the Company's operations for the fiscal year ending March 31, 2001.


                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits - Exhibit 27 - Amended Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of November, 2000

               RENTRAK CORPORATION:

               /s/ F. Kim Cox

               F. Kim Cox
               President
               Signing on behalf of the registrant