Form 10-Q
period 2000-09-30
RENTRAK CORP
filed 2000-11-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For Quarter Ended:
September 30, 2000

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

As of October 31, 2000, the Registrant had 12,580,606 shares of Common Stock outstanding.





               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2000
     and March 31, 2000

     Consolidated Statements of Operations for the three month periods ended September 30, 2000 and September
     30, 1999

     Consolidated Statements of Operations for the six month periods ended September 30, 2000 and September 30, 1999

     Consolidated Statements of Cash Flows for the six month periods ended September 30, 2000 and September 30, 1999

     Notes to Consolidated Financial Statements

                           RENTRAK CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                            (UNAUDITED)
                                                          September 30,           March 31,
                                                                   2000                2000
                                                         --------------      --------------

CURRENT ASSETS:

    Cash and cash equivalents                              $    747,950         $ 4,028,271
    Accounts receivable, net of allowance for doubtful
       accounts of $1,133,880 and $836,945                   11,522,761          21,820,168
    Advances to program suppliers                             1,635,157           2,982,766
    Inventory                                                 3,739,332           3,889,603
    Income tax receivable                                       660,710             169,300
    Deferred tax asset                                        3,186,105           1,878,113
    Notes receivable                                                -             4,061,618
    Other current assets                                      2,529,028           1,757,081
                                                         --------------      --------------
    Total current assets                                     24,021,043          40,586,920
                                                         --------------      --------------

PROPERTY AND EQUIPMENT, net                                   3,282,498           2,642,700
OTHER INVESTMENTS, net                                              -               302,481
DEFERRED TAX ASSET                                            7,612,778           3,346,212
OTHER ASSETS                                                  2,085,971           3,595,041
                                                         --------------      --------------
          TOTAL ASSETS                                     $ 37,002,290         $50,473,354
                                                         ==============      ==============
The accompanying notes are an integral
part of these consolidated balance sheets.


                      RENTRAK CORPORATION

                 CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (UNAUDITED)
                                                September 30,           March 31,
                                                         2000                2000
                                                -------------       -------------

CURRENT LIABILITIES:
     Line of credit                               $    39,284         $       -
     Accounts payable                              17,967,726          24,162,040
     Accrued liabilities                            3,464,853           2,645,567
     Accrued compensation                             691,951           1,476,703
     Current portion of deferred revenue            1,471,734           1,500,262
     Notes payable                                          -             500,000
     Net current liabilities of
      discontinued operations                         273,136             430,923
                                                -------------       -------------
          Total current liabilities                23,908,684          30,715,495
                                                -------------       -------------
LONG-TERM DEFERRED REVENUE                          3,376,131           1,677,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value;
       Authorized:  10,000,000 shares                       -                   -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 12,579,961 shares
         at September 30, 2000 and 10,514,561 at
         March 31, 2000                                12,580              10,515
     Capital in excess of par value                54,297,172          44,445,199
     Notes receivable                              (9,441,379)                  -
     Cumulative other comprehensive income            (51,395)           (264,684)
     Accumulated deficit                          (34,645,942)        (25,326,951)
     Less - Deferred charge - warrants               (453,561)           (783,492)
                                                -------------       -------------
                                                    9,717,475          18,080,587
                                                -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $37,002,290         $50,473,354
                                                 ============        ============

The accompanying notes are an integral
part of these consolidated balance sheets.

                       RENTRAK CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (UNAUDITED)
                                                    Three Months Ended September 30,
                                                           2000                  1999

REVENUES:

     PPT                                              $   17,521,934          $  22,967,631
     Other                                                 6,955,746              4,129,937
                                                     ---------------        ---------------
                                                          24,477,680             27,097,568
                                                     ---------------        ---------------
OPERATING COSTS AND EXPENSES:
     Cost of sales                                        22,845,139             21,456,832
     Selling, general, and administrative                 16,881,299              4,108,825
     Net expense from litigation settlement                        -                415,794
                                                     ---------------        ---------------
                                                          39,726,438             25,981,451
                                                     ---------------        ---------------
INCOME (LOSS) FROM OPERATIONS                            (15,248,758)             1,116,117
                                                     ---------------        ---------------
OTHER INCOME (EXPENSE):
     Interest income                                          99,640                 35,761
     Interest expense                                       (166,037)              (161,836)
                                                     ---------------        ---------------
                                                             (66,397)              (126,075)
                                                     ---------------        ---------------
INCOME (LOSS) BEFORE INCOME TAX
      PROVISION (BENEFIT)                                (15,315,155)               990,042

INCOME TAX PROVISION (BENEFIT)                            (5,746,162)               384,934
                                                     ---------------        ---------------
NET INCOME (LOSS)                                     $   (9,568,993)         $     605,108
                                                    ===============        ===============
EARNINGS (LOSS) PER SHARE:
      Basic:                                          $        (0.77)         $        0.06
                                                    ===============        ===============
      Diluted:                                        $        (0.77)         $        0.06
                                                    ===============        ===============
The accompanying notes are an integral
part of these consolidated statements.


                 RENTRAK CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)
                                                 Six Months Ended September 30,
                                                     2000                 1999

REVENUES:
  PPT                                            $  39,871,309         $ 49,408,942
  Other                                             13,641,318            8,683,696
                                                --------------       --------------
                                                    53,512,627           58,092,638
                                                --------------       --------------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                     45,816,929           45,894,516
  Selling, general, and administrative              22,761,661            8,076,954
  Net (gain) expense from litigation set              (225,000)             946,818
                                                --------------       --------------
                                                    68,353,590           54,918,288
                                                --------------       --------------
INCOME (LOSS) FROM OPERATIONS                      (14,840,963)           3,174,350
                                                --------------       --------------
OTHER INCOME (EXPENSE):
  Interest income                                      256,206               73,944
  Interest expense                                    (349,521)            (327,261)
                                                --------------       --------------
                                                       (93,315)            (253,317)
                                                --------------       --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX PROVISION (BENEFIT)            (14,934,278)           2,921,033

INCOME TAX PROVISION (BENEFIT)                      (5,615,284)           1,076,439
                                                --------------       --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS            (9,318,994)           1,844,594

GAIN FROM DISPOSAL OF DISCONTINUED
  SUBSIDIARIES (PLUS INCOME TAX
    BENEFIT OF $483,502)                                     -            2,373,502
                                                --------------       --------------
NET INCOME (LOSS)                                $  (9,318,994)        $  4,218,096
                                                ==============       ==============
EARNINGS (LOSS) PER SHARE:
   Basic:
      Continuing operations                      $       (0.80)        $       0.18
      Discontinued operations                    $         -           $       0.23
                                                --------------       --------------
                                                 $       (0.80)        $       0.41
   Diluted:                                     ==============       ==============
      Continuing operations                      $       (0.80)        $       0.17
      Discontinued operations                    $         -           $       0.23
                                                --------------       --------------
                                                 $       (0.80)        $       0.40
                                                ==============       ==============
The accompanying notes are an integral
part of these consolidated statements.

             RENTRAK CORPORATION
    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (UNAUDITED)             (UNAUDITED)
                                                             Six Months              Six Months
                                                              Ended                   Ended
                                                          September 30,           September 30,
                                                               2000                    1999
                                                             --------                --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              ($9,318,994)             $4,218,096
  Adjustments to reconcile income to
        net cash provided by (used in) operating activities
  Gain on disposal of discontinued operations                       -              (2,373,502)
  Loss on asset and investment / asset sales                  567,986                  17,697
  Depreciation and amortization                               639,577                 668,775
  Amortization of warrants                                    329,931                 261,908
  Studio advance reserves                                                               1,158
  Provision for doubtful accounts and other as              8,006,046                       -
  Deferred income taxes                                    (5,705,280)                      -
  Change in specific accounts:
      Accounts receivable                                   5,005,870              (2,540,018)
      Advances to program suppliers                         1,240,828                 133,702
      Inventory                                               (62,529)                193,528
      Income tax receivable                                  (491,410)                367,216
      Notes receivable                                      4,061,618                       -
      Other current assets                                 (1,192,472)                 91,011
      Accounts payable                                     (7,509,856)             (1,540,393)
      Accrued liabilities & compensation                       34,534               1,727,983
      Deferred revenue                                      1,670,331                  41,881
      Notes payable                                          (500,000)                      -
      Net current liabilities of discontinued                (157,787)             (1,003,004)
                                                             --------                --------
           Net cash provided by (used in) oper             (3,381,607)                266,038

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment, and invent             (1,226,334)               (387,723)
  Proceeds from sale of investments                         1,554,750                 361,894
  Purchase of other assets & intangibles                     (679,073)               (179,057)
                                                             --------                --------
        Net cash used in investing activities                (350,657)               (204,886)
                                                             --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                          39,284                 858,000
  Issuance of common stock                                    412,659                 138,012
                                                             --------                --------
        Net cash provided by financing activit                451,943                 996,012
                                                             --------                --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (3,280,321)              1,057,164

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THIS PERIOD                                            4,028,271               2,145,963
                                                             --------                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $747,950              $3,203,127
                                                               =====                   =====
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Interest                                              $79,680                $169,076
        Income taxes paid, net of refunds rece                336,530                  76,085
  NON-CASH TRANSACTIONS
        Retailer Financing Program investment through
            conversion of accounts receivable                                          41,149
         Change in unrealized gain (loss) on investment
              securities, net of tax                          (39,098)                276,786
         Notes issued for common stock                      9,441,379                     -


    The accompanying notes are an integral
    part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and six month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2000 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include, except as disclosed, only normal and recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

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

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three and six month periods ended
September 30, 2000 and 1999 were as follows:


Note B:    Net Income (Loss) Per Share

                                      3-Months Ended                    6-Months Ended
                                     September 30, 2000                September 30, 2000
                                 ----------       ----------       ----------       ----------
                                   Basic          Diluted            Basic          Diluted

Weighted average
number of shares
of common stock
outstanding                      12,373,606       12,373,606       11,595,261       11,595,261

Dilutive effect of
exercise of
stock options                             -                -                -                -
                                 ----------       ----------       ----------       ----------
Weighted average
number of shares of
common stock
outstanding and
common stock
equivalents                      12,373,606       12,373,606       11,595,261       11,595,261
                                 ==========       ==========       ==========       ==========
Net Income:
    Continuing operations       $(9,568,993)     $(9,568,993)     $(9,318,994)     $(9,318,994)
    Discontinued operations               -                -                -                -
                                 ----------       ----------       ----------       ----------
Net income                      $(9,568,993)     $(9,568,993)     $(9,318,994)     $(9,318,994)
                                 ==========       ==========       ==========       ==========
Earnings per share:

    Continuing operations            ($0.77)          ($0.77)          ($0.80)          ($0.80)
    Discontinued operations               -                -                -                -
                                 ----------       ----------       ----------       ----------
    Earnings per share               ($0.77)          ($0.77)          ($0.80)          ($0.80)
                                 ==========       ==========       ==========       ==========

Note B:    Net Income Per Share

                                     3-Months Ended                   6-Months Ended
                                    September 30, 1999             September 30, 1999
                               ---------      ---------       ---------        ---------
                                   Basic        Diluted           Basic          Diluted

Weighted average
number of shares
of common stock
outstanding                   10,473,010     10,473,010      10,456,812       10,456,812

Dilutive effect of
exercise of
stock options                          -        327,073               -          214,072
                               ---------      ---------       ---------        ---------
Weighted average
number of shares of
common stock
outstanding and
common stock
equivalents                   10,473,010     10,800,083      10,456,812       10,670,884
                              ==========     ==========      ==========       ==========
Net Income:
    Continuing operation        $605,108      $ 605,108      $1,844,594       $1,844,594
    Discontinued operati               -              -       2,373,502        2,373,502
                               ---------      ---------       ---------        ---------
Net income                   $   605,108      $ 605,108      $4,218,096       $4,218,096
                              ==========     ==========      ==========       ==========
Earnings per share:

    Continuing operation           $0.06          $0.06           $0.18            $0.17
    Discontinued operati               -              -           $0.23            $0.23
                               ---------      ---------       ---------        ---------
    Earnings per share             $0.06          $0.06           $0.41            $0.40
                              ==========     ==========      ==========       ==========

Note B:    Net Income Per Share



Options and warrants to purchase approximately 3.3 million and 3.4 million shares of common stock for the quarter ended September 30, 2000 and 1999 respectively, and 3.1 million and 4.5 million for the six month period ended September 30, 2000 and 1999 respectively, were outstanding but were not included in the computation of diluted
EPS because their effect would be antidilutive during the periods.
The options and warrants, which expire during fiscal years 2001 through 2009, remain outstanding at September 30, 2000.

NOTE C:     Business Segments, Significant Suppliers and
            Major Customers

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

Business Segments

The following are the revenues and income (loss) from operations of the company's business segments for the periods indicated (unaudited):


(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF.COM, Inc.'s revenues and PPT's costs related to the shipment of cassettes to PPT customers was $477,992 and $614,521 for the three month periods ended September 30, 2000 and 1999, respectively, and $1,249,181 and
     $1,634,132 for the six month periods ended September 30, 2000 and September 30, 1999, respectively.


                                         Six Months Ended September 30,          Three Months Ended September 30,
                                               2000                1999                2000                1999

REVENUES: (1)
     PPT                                $40,283,720         $49,808,149         $17,656,964         $23,252,501
     3PF.COM, Inc. (2)                    8,963,619           5,260,029           4,658,519           1,759,219
     OTHER                                5,926,880           5,057,799           2,775,219           2,985,239
                                       ------------        ------------        ------------        ------------
                                        $55,174,219         $60,125,977         $25,090,702         $27,996,959
                                       ============        ============        ============        ============
INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                               ($11,838,182)         $2,051,342        ($12,847,988)           $475,194
     3PF.COM, Inc.                       (2,439,829)            (98,596)         (1,611,253)           (440,630)
     OTHER                                 (562,952)          1,221,604            (789,517)          1,081,553
                                       ------------        ------------        ------------        ------------
                                       ($14,840,963)         $3,174,350        ($15,248,758)         $1,116,117
                                       ============        ============        ============        ============

For the three month period ended September 30, 2000, the Company had one program supplier whose product generated 21 percent, a second that generated 15 percent, and a third that generated 11 percent of Rentrak revenue. For the six month period ended September 30, 2000, the Company had one program supplier whose product generated 20 percent, a second that generated 19 percent, and a third that generated an additional 11 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or six-month periods ended September 30, 2000. No customer accounted for more than 10 percent of the Company's revenue in the three and six month periods ended September 30, 2000.

For the three month period ended September 30, 1999, the Company had one program supplier whose product generated 29 percent, a second that generated 27 percent, and a third that generated an additional 12 percent of Rentrak revenue. For the six month period ended September 30, 1999, the Company had one program supplier whose product generated 24 percent, a second that generated 23 percent, and a third that generated an additional 15 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or six month periods ended September 30, 1999. No customer accounted for more than 10 percent of the Company's revenue in the three and six month periods ended September 30, 1999.

NOTE D:   Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut
Entertainment, Inc. ("BlowOut").   The operations of BlowOut
were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at September 30, 2000 is approximately $413,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

During the three month period ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance, which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Net current liabilities of discontinued operations at September 30, 2000, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.

NOTE: E   Agreement

In June 2000, the Company entered into an agreement with one of its customers to modify an existing contract. Under terms of the agreement the customer made a payment to the Company in the amount of $2.5 million and also increased its
obligation to purchase PPT product.   The entire payment has
been recorded as deferred revenue in the Company's restated balance sheet at June 30, 2000. As part of this agreement, the customer agreed to enter into certain additional agreements to be agreed upon by the parties. One-half of the payment relates to the modification of certain contractual obligations, still to be negotiated by the Company and the customer. This $1.25 million has been recorded as long-term deferred revenue until the contract is complete. The additional $1.25 million was paid to the Company as a prepayment toward services to be provided by the Company's subsidiary, 3PF.COM, Inc., through June 30, 2006, pursuant to an agreement under negotiation. As services are provided by 3PF.COM, Inc., it is contemplated that the customer can apply the prepaid $1.25 million as payment for certain of these services. Accordingly, this $1.25 million has been recorded as long-term deferred revenue. The customer has taken the position that it is entitled to a refund of the $2.5 million payment upon its request if the additional agreements were not finalized by July 14, 2000. While the customer has made such a request for refund, the parties are continuing to negotiate the additional agreements.

NOTE F:   Related Party Transactions

On June 16, 2000, the Company loaned the total of $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. At various times during the three month period ended September 30, 2000, the Company additionally loaned $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. The loans bear interest at the federal funds rate in effect on the date of the loan (6.5%) and interest is payable annually. The Company is not accruing interest on these loans. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak,
(2) one year after the borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. In accordance with SEC regulations, the notes receivable arising from these transactions are presented as deductions from stockholders' equity.


Note G:   Line of Credit

In May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the new line is payable monthly at the bank's prime rate plus 1/4 percent (9.75 percent at September 30, 2000). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and
(3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of September 30, 2000 and for the three month and six month periods then ended, the Company has determined it is out of compliance with the three financial covenants as of September 30, 2000. The Company has initiated discussions of these covenants with its lender and is seeking waivers and covenant modifications. Based upon discussions between the Company and its lender, the Company believes it will successfully receive such waivers and covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At September 30, 2000 and November 10, 2000, the Company had $39,000 and $1.6 million outstanding borrowings, respectively, under this agreement.


Note H:   Proxy Contest

During the three month period ended September 30, 2000, the Company was involved in a proxy contest that resulted in the election of an entirely new board of directors. The cost of this proxy contest to the Company included legal and proxy solicitation expenses of $0.6 million and reimbursement in the amount of $0.4 million by the Company to the dissident shareholder group for their legal and proxy solicitation
expenses.   Also as a result of the proxy contest, a
severance payment was made to the Company's former chairman and chief executive officer in the amount of $1.3 million. These amounts have been recorded in selling, general and administrative expenses in the accompanying statements of operations for the three and six month periods ended September 30, 2000. In anticipation of a potential change of control resulting from the proxy contest, the Company developed a severance program for key employees. This severance program provides for each key employee to receive a designated severance payment, upon receipt of their resignation by the Company within sixty days of the change of control (September 19, 2000). The total amount of potential severance payments designated for these key employees is $1.7 million. As of September 30, 2000, no key employee has received any payment or tendered their resignation for payment under this severance program. As a result, the Company has not accrued any liability at September 30, 2000 for this potential cost.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal or early termination of the Company's line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology and the continued availability of prerecorded videocassettes ("Cassettes") from program suppliers. Such factors are discussed in more detail in the Company's 2000 Annual Report to Shareholders.


Results of Operations

Continuing Operations

For the three month period ended September 30, 2000, total revenue decreased $2.6 million, or 9.7 percent, to $24.5 million from $27.1 million for the three month period ended September 30, 1999. For the six month period ended September 30, 2000, total revenue decreased $4.6 million, or
7.9 percent, to $53.5 million from $58.1million for the six month period ended September 30, 1999. Total revenue includes the following PPT Program fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers and buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes charges to customers of the Company's wholly owned subsidiary 3PF.COM, Inc., which provides e-commerce order processing, fulfillment and inventory management services, sales of Cassettes through the Company's retail subsidiary BlowOut Video, charges for internet services provided by the Company's subsidiary ForMovies.Com and royalty payments primarily from Rentrak Japan.

The decrease in total revenues for the three and six month periods ended September 30, 2000, compared to the same periods in the prior year, is primarily due to the reduction in (i) the total number of Cassettes leased under the PPT System due in part to actions by program suppliers to offer more titles under copy depth programs than historical levels and engage in direct revenue sharing with the larger chains;
(ii) the number of titles released to the PPT System; and
(iii) a lesser amount of box office titles released to the PPT System. The reduction in revenue was partially offset by an increase in revenue related to 3PF.COM, Inc.'s services.

Cost of sales for the three month period ended September 30, 2000 increased to $22.8 million from $21.5 million for the three month period ended September 30, 1999, an increase of $1.3 million, or 6.5 percent. The increase is primarily due to: (1) additional costs which were recorded in the quarter ended September 30, 2000 related to the guaranteed minimum payments due to program suppliers on certain movie titles and (2) increased costs of sales of 3PF.COM, Inc. as the result of the addition of more labor intensive customers, the cost of new warehousing with no associated revenues, and
lease cost adjustments and increases.   Cost of sales for
the six month period ended September 30, 2000 decreased to $45.8 million from $45.9 million for the six month period ended September 30, 1999, a decrease of $0.1 million, or 0.2 percent.

As a result, the gross profit margin decreased to 6.7
percent in the three month period ended September 30, 2000 from 20.8 percent in the three month period ended September
30, 1999 and the gross profit margin decreased to 14.4
percent in the six month period ended September 30, 2000 from 21.0 percent in the six month period ended September
30, 1999.

Selling, general and administrative expenses were $16.9 million for the three month period ended September 30, 2000 compared to $4.5 million for the three month period ended September 30, 1999, an increase of $12.4 million. The increase is primarily attributable to: (1) a $1.3 million severance payment to the Company's former chairman and chief executive officer (See Note H); (2) $0.6 million in legal costs and proxy solicitation costs incurred by the Company related to the proxy contest (See Note H);
(3) $0.4 million in costs to reimburse the dissident shareholder group for their legal and other costs associated with the proxy contest; (4) $6.1 million of costs associated with the reserve or write-off of assets related to the Company's Retailer Financing Program; (5) $1.0 million in write-offs of investments and other assets deemed by the Company to be non-realizable; (6) $1.4 million in write-offs of accounts receivable based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers; and (7) a $0.5 million loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a prior customer. Selling, general and administrative expenses were $22.5 million for the six month period ended September 30, 2000 compared to $9.0 million for the six month period ended September 30, 1999, an increase of $13.5 million. The increase is primarily attributable to the same items described above.


The effective tax rate during the three month period ended
September 30, 2000 was
37.5 % compared to 38.9% during the three month period ended September 30, 1999. The effective tax rate during the six month period ended September 30, 2000 was 37.6 % compared to 36.9% during the six month period ended September 30, 1999.

As a result, for the three month period ended September 30, 2000, the Company recorded a loss from continuing operations of $9.6 million, or 39.1 percent of total revenue, compared to income from continuing operations of $0.6 million, or 2.2 percent of total revenue, in the three month period ended September 30, 1999. For the six month period ended September 30, 2000, the Company recorded a loss from continuing operations of $9.3 million, or 17.4 percent of total revenue, compared to income from continuing operations of $1.8 million, or 3.2 percent of total revenue, in the six month period ended September 30, 1999.

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

During the three month period ended June 30, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut as the liability related to BlowOut contingencies was less than anticipated. The Company also reduced the valuation allowance, which was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

Consolidated Balance Sheet

At September 30, 2000, total assets were $37.0 million, a decrease of $13.5 million from the $50.5 million at March 31, 2000. As of September 30, 2000, cash decreased $3.3 million to $0.7 million from $4.0 million at March 31, 2000, primarily due to the reduction in accounts payable.
Accounts receivable decreased $10.3 million from $21.8 million at March 31, 2000 to $11.5 million at September 30, 2000 primarily due to the write off of amounts owing from two customers in the Retailer Financing Program totaling approximately $5.2 million and various other customer account write-offs during the three month period ended September 30, 2000, based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers , as well as a decline in revenues during the six month period ended September 30, 2000. Advances to program suppliers decreased $1.4 million from $3.0 million at March 31, 2000 to $1.6 million at September 30, 2000 primarily due to timing of release dates for titles with guarantees to suppliers and whether these guarantees are projected to be achieved.

The current portion of the deferred tax asset increased $1.3 million from $1.9 million at March 31, 2000 to $3.2 million at September 30, 2000 primarily due to the current portion of the tax loss carryforward created from the loss from continuing operations for the three month period ended September 30, 2000 that the Company anticipates it will benefit from in the subsequent twelve month period. The long-term portion of the deferred tax asset increased $4.3 million from $3.3 million at March 31, 2000 to $7.6 million at September 30, 2000 primarily for
the reason noted previously.   Notes receivable decreased
$4.1 million from $4.1 million at March 31, 2000 to $0 at September 30, 2000 due to a payment of $4.16 million, including interest, received by the Company in July 2000 from a customer pursuant to the settlement of a claim.
Other current assets increased $0.7 million from $1.8 million at March 31, 2000 to $2.5 million at September 30, 2000 primarily due to an increase in various prepaid expenses and deposits.

Accounts payable decreased $6.2 million from $24.2 million at March 31, 2000 to $18.0 million at September 30, 2000 due primarily to the timing of studio and other vendor payments. Accrued compensation decreased $0.8 million from $1.5 million at March 31, 2000 to $0.7 million at September 30, 2000 primarily due to the payment of annual employee bonuses during the three month period ended June 30, 2000, that were accrued as of March 31, 2000. Notes payable decreased $0.5 million from $0.5 million at March 31, 2000 to $0 at September 30, 2000 due to a payoff of a promissory note to a former director of the Company during the three month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash of $0.7 million compared to $4.0 million at March 31, 2000. At September
30, 2000, the Company's current ratio (current assets/current liabilities) decreased to 1.00 from 1.32 at March 31, 2000.

As discussed in Note G, in May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. The terms of the credit agreement includes financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and
(3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of September 30, 2000 and for the three month and six month periods then ended, the Company has determined it is out of compliance with the three financial covenants as of September 30, 2000. The Company has initiated discussions of discussions of these covenants with its lender and is currently seeking waivers and covenant modifications. Based upon discussions between the Company and its lender, the Company believes it will successfully receive such waivers and covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At September 30, 2000 and November 10, 2000, the Company had $39,000 and $1.6 million outstanding borrowings, respectively, under this agreement.

In 1992, the Company established a Video Retailer Loan Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan to and/or an equity investment in the Participating Retailer. In some cases, the Company obtained a warrant to purchase stock in the Participating Retailer. As part of such financing, the Participating Retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5 - 20 years). Under these agreements, Participating Retailers were typically required to obtain some or all of their requirements of Cassettes from those offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the Participating Retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the Participating Retailer, in some cases, retained the right to terminate such agreement upon 30-90 days prior written notice. These financings are highly speculative in nature and involve a high degree of risk, and no assurance of a satisfactory return on investment can be given.

The Rentrak Video Retailer Loan Program was adopted in 1992 at a time when the video industry was experiencing rapid growth. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During the three month period ended September 30, 2000 the Company announced the discontinuance of new financings under this program. Write-offs of assets associated with this program during the three month period ended September 30, 2000 were $6.1 million, including $4.4 million due to the Company from Video Update, Inc. The Company intends to continue to seek to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

The Company was the principal creditor of BlowOut
Entertainment, Inc. ("BlowOut"). In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). BlowOut had a credit facility (the
"Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Guarantee. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under the Credit Facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of September 30, 2000, the balance owing under this obligation is approximately
$413,000.
Based on the Company's current budgets and projected cash needs, the Company believes that its available sources of liquidity will be sufficient to fund the Company's operations for the fiscal year ending March 31, 2001.


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

In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. The court denied Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery had been conducted. On October 21, 1999, the Company amended its counterclaims to add additional claims, including a claim for trade secret misappropriation and a claim for recovery of personal property. The amended countercomplaint also added Video Update's chairman, Daniel Potter as a defendant to the fraud and negligent misrepresentation claims. Mr. Potter filed a motion to dismiss the Company's claims against him which motion was granted by the Court on April 13, 2000. Video Update also moved to dismiss six of the Company's claims.
On April 13, 2000, the Court granted Video Update's motion in part and dismissed the following claims: promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, and negligent misrepresentation. On July 31, 2000, the Company filed multiple motions for summary judgment including a motion seeking to dismiss Video Update's antitrust claim and a motion seeking a finding that Video Update breached its contract with Rentrak. On September 18, 2000, Video Update filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code. The Company has filed a motion for relief from stay with respect to its claims pending in the United States District Court.
A hearing on the motion is scheduled for November 21, 2000. Due to the bankruptcy filing, the District Court judge has postponed the trial previously set for January 2001 indefinitely.

In August 1998, the Company filed a complaint (the "Movie Buffs Complaint") against Susan Janae Kingston d/b/a/ Movie Buffs ("Movies Buffs"), entitled Rentrak Corporation v. Susan Janae Kingston, an individual, d/b/a/ Movie Buffs, Case no. CV 98-1004 HA, in the United States District Court for the District of Oregon. In September 1998, Movie Buffs filed counterclaims against the Company and Third Party Claims against Hollywood ("Movie Buffs Counterclaims"). In September 1998 Roadrunner Video ("Roadrunner Video") filed a third-party complaint in intervention against the Company and Hollywood ("the Roadrunner Complaint"). This case is described in the Company's 10-Q for the quarter ended September 30, 1999. The Company filed a motion to dismiss the Robinson-Patman Act claims pursuant to Federal Rules of Civil Procedure 12(b)(6), which motion was granted. In July 2000, Roadrunner voluntarily dismissed with prejudice all of its claims against the Company. Movie Buffs also dismissed with prejudice certain of its claims against the Company, including its allegations that the Company violated anti-trust laws. In August 2000, the Court granted the Company's motion for summary judgment against Movie Buffs and dismissed all of Movie Buff's claims and granted certain relief to the Company. In September 2000, the Company entered into a settlement with Movie Buffs pursuant to which both parties dismissed all remaining claims with prejudice. The Company paid no money to either Roadrunner or Movie Buffs in connection with the dismissal of claims or the settlement.

On February 10, 2000 the Company filed a complaint ("the Action Video Complaint") against David D. Passerallo, and Action Video, Inc., Case No. CV 00-214-HA, in the United States District Court for the District of Oregon. The Action Video Complaint alleged claims for conversion, breach of contract, payment on advance agreement and personal guarantee. On April 10, 2000, Action Video filed counterclaims against the Company ("the Action Video Counterclaims). This case is described in the Company's 10-K for the year ended March 31, 2000. In August 2000, the parties dismissed all claims pursuant to a settlement agreement under which Action Video made a cash payment to the Company.

On June 13, 2000, the Company filed a lawsuit in the United States District Court for the District of Oregon against Jackson Hole Advisors ("JHA"), its principal Donald Kundinger and another person associated with JHA, and a number of Rentrak shareholders and prospective board nominees who had either filed a Schedule 13D with the Securities and Exchange Commission in May 2000 or had served on Rentrak a demand for a special shareholders meeting. The suit claimed that the defendants violated Sections 13 and 14 of the Securities Exchange Act of 1934 by, among other things, filing a late and misleading Schedule 13D and engaging in false and misleading solicitations of proxies. The suit also alleged that JHA and its associates had breached a financial advisory consulting agreement entered into with Rentrak and their fiduciary duties owed to Rentrak. The suit sought declaratory and preliminary and permanent injunctive relief against all the defendants and compensatory and punitive damages against JHA and its associates.

Certain of the defendants filed an answer denying the material allegations of the complaint asserting various affirmative defenses and a counterclaim against Rentrak, its directors, Rentrak Japan, K.K. and Culture Convenience Club Co., Ltd., alleging that Rentrak and the other defendants violated Section 13(d) of the Securities Exchange Act by failing to file a Schedule 13D and that the directors of Rentrak had violated their fiduciary duties by granting loans to Messrs. Berger and Cox to enable them to exercise certain stock options for the purpose of defeating an impending proxy fight for control of Rentrak. The counterclaimants sought declaratory and preliminary and permanent injunctive relief. Both the complaint and the counterclaim were dismissed as to all parties without prejudice in October 2000.

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

Item 2.  Changes in Securities and Use of Proceeds -  None

Item 3.  Defaults upon Senior Securities -  None

Item 4.  Submission of Matters to a Vote of Security Holders
-

          On September 19, 2000, the Company conducted its Annual Meeting of Shareholders. There were represented at the meeting 11,103,004 shares of voting Common Stock of the Company, of which 11,102,947 shares were represented by valid proxies. The matters voted on were as follows:
1.   Proposal to Amend Bylaws to fix the number of directors
at five:
          For:      Against:  Abstain:  Broker Non-Votes:

          6,846,773 3,541,437 714,794        -0-



2.   Voting for Directors was as follows:

     Nominees       For:      Percentage:*   Withheld:
Percentage:*

Peter Balner        3,588,895 32.3%          730,143 6.6%
Pradeep Batra       3,589,089 32.3%          729,949 6.6%
Skipper Baumgarten  3,589,065 32.3%          729,973 6.6%
Ron Berger          3,589,065 32.3%          729,973 6.6%
James Jimirro       3,589,089 32.3%          729,949 6.6%
Takaaki Kusaka      3,595,639 32.4%          723,399 6.5%
Bill LeVine         3,596,139 32.4%          722,899 6.5%
Muneaki Masuda      3,596,139 32.4%          722,899 6.5%
Stephen Roberts     3,596,145 32.4%          722,893 6.5%
Paul A. Rosenbaum   6,725,972 60.6%           58,000 0.5%
Cecil D. Andrus     6,725,372 60.6%           58,600 0.5%
George H. Kuper     6,725,972 60.6%           58,000 0.5%
Joon S. Moon        6,725,966 60.6%           58,006 0.5%
James G. Petcoff    6,725,972 60.6%           58,000 0.5%

*Percentage of votes cast at the meeting by Proxy.

          In accordance with the foregoing results, Cecil D.

Andrus, George H. Kuper, Joon S. Moon, James G. Petcoff, and

Paul A. Rosenbaum were elected directors of the Company.


Item 5.  Other Information -  None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

      Exhibit 3.1 - Amendment Number 4 to Rentrak
Corporation's 1995 Restated Bylaws
      Exhibit 10.1 - Amendment to Employment Agreement
between Rentrak Corporation            and Ron Berger dated
August 28, 2000
      Exhibit 10.2  Amendment to Employment Agreement
between Rentrak Corporation and Ron Berger dated September
11, 2000
     Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

          The Company filed the following reports on Form 8-
K during the three month period ended September 30, 2000:

               A Form 8-K filed August 24, 2000, reporting under Item 5 on the status of the legal proceedings described under Item 1 of Part II of this report;

               A Form 8-K filed September 14, 2000,
reporting under Items 5 and 7 information regarding the Company's decision to establish a reserve for the $4.4 million balance on its books due from Video Update and to restate its financial statements for the fiscal quarter ended June 30, 2000, to adjust previously recorded revenues of $1.25 million as deferred revenue related to a payment received from a customer;

               A Form 8-K filed September 15, 2000, filing under Items 5 and 7 the Company's restated consolidated statement of operations for the fiscal quarter ended
June 30, 2000; and

               A Form 8-K filed September 21, 2000,
reporting under Item 5 the election of five new directors at the Company's annual meeting of shareholders held on September 19, 2000.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2000

               RENTRAK CORPORATION

               s/s Mark L. Thoenes

          By:  Mark L. Thoenes
               Chief Financial Officer
               Signing on behalf of the registrant