Form 10-Q
period 2000-12-31
RENTRAK CORP
filed 2001-02-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

                          FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: December
31, 2000

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


Registrant's telephone number, including area code: (503)284-
7581

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No
( )

As of January 31, 2001, the Registrant had 12,228,553 shares of Common Stock outstanding.





               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 2000 and
     March 31, 2000

     Consolidated Statements of Operations for the three
     month periods ended December 31, 2000 and December 31,
     1999

     Consolidated Statements of Operations for the nine
     month periods ended December 31, 2000 and December 31,
     1999

     Consolidated Statements of Cash Flows for the nine
     month periods ended December 31, 2000 and December 31,
     1999

     Notes to Consolidated Financial Statements




           RENTRAK CORPORATION

       CONSOLIDATED BALANCE SHEETS

                  ASSETS
                                              (UNAUDITED)
                                              December 31,         March 31,
                                                  2000                2000
                                               --------------       -------------

CURRENT ASSETS:

    Cash and cash equivalents                     $ 3,041,693         $ 4,028,271
    Accounts receivable, net of allowance
     for doubtful accounts of $2,050,334
       and $836,945                                17,537,412          21,820,168
    Advances to program suppliers                   3,178,975           2,982,766
    Inventory                                       4,015,432           3,889,603
    Income tax receivable                             660,383             169,300
    Deferred tax asset                              2,103,196           1,878,113
    Notes receivable                                      -             4,061,618
    Other current assets                            2,056,023           1,757,081
                                              --------------      --------------
    Total current assets                           32,593,114          40,586,920
                                              --------------      --------------

PROPERTY AND EQUIPMENT, net                         3,705,984           2,642,700
OTHER INVESTMENTS, net                                    -               302,481
DEFERRED TAX ASSET                                  9,363,976           3,346,212
OTHER ASSETS                                        1,889,778           3,595,041
                                              --------------      --------------
          TOTAL ASSETS                            $47,552,852         $50,473,354
                                               =============       =============

  The accompanying notes are an integral
part of these consolidated balance sheets.


               RENTRAK CORPORATION

           CONSOLIDATED BALANCE SHEETS

      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)
                                                     December 31,         March 31,
                                                         2000                2000
                                                       -------------       -------------

CURRENT LIABILITIES:
     Line of credit                                      $ 3,999,114         $       -
     Accounts payable                                     24,214,473          24,162,040
     Accrued liabilities                                   4,275,426           2,645,567
     Accrued compensation                                    384,232           1,476,703
     Current portion of deferred revenue                   1,503,806           1,500,262
     Notes payable                                                 -             500,000
     Net current liabilities of discontinued
       operations                                            176,991             430,923
                                                       -------------       -------------
          Total current liabilities                       34,554,042          30,715,495
                                                       -------------       -------------

LONG-TERM DEFERRED REVENUE                                 3,142,557           1,677,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
       Authorized:  10,000,000 shares                              -                   -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 12,228,553
         shares at December 31, 2000 and
         10,514,561 at March 31, 2000                         12,229              10,515
     Capital in excess of par value                       52,486,224          44,445,199
     Notes receivable                                     (7,728,189)                  -
     Cumulative other comprehensive income (loss)            (67,580)           (264,684)
     Accumulated deficit                                 (34,416,432)        (25,326,951)
     Less - Deferred charge - warrants                      (429,999)           (783,492)
                                                       -------------       -------------
                                                           9,856,253          18,080,587
                                                       -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $47,552,852         $50,473,354
                                                      =============       =============

     The accompanying notes are an integral
   part of these consolidated balance sheets.

             RENTRAK CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)
                                             Three Months Ended December 31,
                                                    2000                1999
                                                 --------------      --------------

REVENUES:
   PPT                                               $22,006,428         $19,965,669
   Other                                              10,409,379           5,819,395

                                                      32,415,807          25,785,064
                                                 --------------      --------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                      26,153,235          21,129,291
   Selling, general, and administrative                5,743,343           5,601,151
   Net expense from litigation
     settlement                                                -             415,794
                                                 --------------      --------------
                                                      31,896,578          27,146,236
                                                 --------------      --------------
INCOME (LOSS) FROM OPERATIONS                            519,229          (1,361,172)
                                                 --------------      --------------
OTHER INCOME (EXPENSE):
   Interest income                                        16,939              61,993
   Interest expense                                     (191,752)           (233,422)
                                                 --------------      --------------
                                                        (174,813)           (171,429)

INCOME (LOSS) BEFORE INCOME TAX
    PROVISION (BENEFIT)                                  344,416          (1,532,601)

INCOME TAX PROVISION (BENEFIT)                           114,906            (546,162)
                                                 --------------      --------------
NET INCOME (LOSS)                                    $   229,510         $  (986,439)
                                                  =============       =============
EARNINGS (LOSS) PER SHARE:
                                                 --------------      --------------
    Basic:                                           $      0.02         $     (0.09)
                                                 --------------      --------------
    Diluted:                                         $      0.02         $     (0.09)
                                                  =============       =============

   The accompanying notes are an integral
   part of these consolidated statements.

             RENTRAK CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                              Nine Months Ended December 31,
                                                     2000                1999
                                                  --------------      --------------

REVENUES:
   PPT                                                $61,877,737         $69,374,611
   Other                                               24,050,697          14,503,091
                                                  --------------      --------------
                                                       85,928,434          83,877,702
                                                  --------------      --------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                       71,970,164          67,023,807
   Selling, general, and administrative                28,505,004          13,678,105
   Net (gain) expense from litigation
     settlement                                          (225,000)          1,362,612
                                                  --------------      --------------
                                                      100,250,168          82,064,524
                                                  --------------      --------------
INCOME (LOSS) FROM OPERATIONS                         (14,321,734)          1,813,178
                                                  --------------      --------------
OTHER INCOME (EXPENSE):
   Interest income                                        273,145             135,937
   Interest expense                                      (541,273)           (560,683)
                                                  --------------      --------------
                                                         (268,128)           (424,746)
                                                  --------------      --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX PROVISION (BENEFIT)               (14,589,862)          1,388,432

INCOME TAX PROVISION (BENEFIT)                         (5,500,378)            530,277
                                                  --------------      --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS               (9,089,484)            858,155

GAIN FROM DISPOSAL OF DISCONTINUED
  SUBSIDIARIES (PLUS INCOME TAX
    BENEFIT OF $483,502)                                        -           2,373,502
                                                  --------------      --------------
NET INCOME (LOSS)                                     $(9,089,484)        $ 3,231,657
                                                   =============       =============
EARNINGS (LOSS) PER SHARE:
    Basic:
       Continuing operations                          $     (0.76)        $      0.08
       Discontinued operations                        $       -           $      0.23
                                                  --------------      --------------
                                                      $     (0.76)        $      0.31
                                                   =============       =============
    Diluted:
       Continuing operations                          $     (0.76)        $      0.08
       Discontinued operations                        $       -           $      0.22
                                                  --------------      --------------
                                                      $     (0.76)        $      0.30
                                                   =============       =============

    The accompanying notes are an integral
    part of these consolidated statements.

                   RENTRAK CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)         (UNAUDITED)
                                                         Nine Months Ended December 31,
                                                                 2000                1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                              ($9,089,484)         $3,231,657
  Adjustments to reconcile income (loss) to
        net cash provided by (used in) operating activities
  Gain on disposal of discontinued operations                              -          (2,373,502)
  Loss on asset and investment / asset sales                         597,124              17,607
  Depreciation and amortization                                      946,238           1,039,530
  Amortization of warrants                                           353,493             389,280
  Provision for doubtful accounts and other assets                 8,710,275             109,655
  Deferred income taxes                                           (6,363,658)                  -
  Change in specific accounts:
      Accounts receivable                                         (1,713,010)         (4,389,966)
      Advances to program suppliers                                 (302,990)              8,928
      Inventory                                                     (338,629)           (673,301)
      Income tax receivable                                         (491,083)          2,568,168
      Notes receivable                                             4,061,618                   -
      Other current assets                                          (719,467)          1,376,246
      Accounts payable                                            (1,263,109)          2,914,932
      Accrued liabilities & compensation                             537,388           1,582,027
      Deferred revenue                                             1,468,829           3,649,536
      Net current liabilities of discontinued operations            (253,932)         (1,260,451)

           Net cash provided by (used in) operations              (4,360,397)          8,190,346

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment, and inventory                 (1,924,917)         (1,140,454)
  Proceeds from sale of investments                                1,594,812             361,894
  Disposal (purchase) of other assets & intangibles                 (609,740)            112,573

        Net cash used in investing activities                       (939,845)           (665,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit                   3,999,114          (2,965,000)
  Notes payable                                                     (500,000)                  -
  Issuance of common stock                                           314,550             186,242

        Net cash provided by (used in) financing activiti          4,313,664          (2,778,758)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  (986,578)          4,745,601

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        4,028,271           2,145,963

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $3,041,693          $6,891,564

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Interest                                                    $111,829            $286,017
        Income taxes paid, net of refunds received                   769,084          (2,428,003)
  NON-CASH TRANSACTIONS
        Retailer Financing Program investment through
            conversion of accounts receivable                                             74,234
         Change in unrealized gain (loss) on investment
              securities, net of tax                                (197,105)           (777,624)
         Notes issued, net of cancellation for common sto          7,728,189                 -


         The accompanying notes are an integral
         part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month and nine month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2000 Annual Report to Shareholders.

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

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three and nine month periods ended December 31, 2000 and 1999 were as follows:

Note B:    Net Income (Loss) Per Share

                         3-Months Ended                 9-Months Ended
                         December 31, 2000             December 31, 2000
                         -----------    -----------    -----------      -----------
                              Basic         Diluted          Basic           Diluted

Weighted average
number of shares
of common stock
outstanding                  12,519,199     12,519,199       11,903,240       11,903,240

Dilutive effect of
exercise of
stock options                         -              -                -                -
                            -----------    -----------      -----------      -----------
Weighted average
number of shares of
common stock
outstanding and
common stock
equivalents                  12,519,199     12,519,199       11,903,240       11,903,240
                           ============   ============     ============     ============

Net Income:
    Continuing operations     $ 229,510      $ 229,510      $(9,089,484)     $(9,089,484)
    Discontinued operatio             -              -                -                -
                            -----------    -----------      -----------      -----------
Net income                    $ 229,510      $ 229,510      $(9,089,484)     $(9,089,484)
                           ============   ============     ============     ============
Earnings per share:

    Continuing operations         $0.02          $0.02           ($0.76)          ($0.76)
    Discontinued operatio             -              -                -                -
                            -----------    -----------      -----------      -----------
    Earnings per share            $0.02          $0.02           ($0.76)          ($0.76)
                           ============   ============     ============     ============

Note B:    Net Income Per Share

                         3-Months Ended                 9-Months Ended
                         December 31, 1999             December 31, 1999
                         -----------    -----------    -----------     -----------
                              Basic         Diluted         Basic          Diluted

Weighted average
number of shares
of common stock
outstanding                  10,489,273     10,489,273      10,467,632      10,467,632

Dilutive effect of
exercise of
stock options                         -              -               -         142,715
                            -----------    -----------     -----------     -----------
Weighted average
number of shares of
common stock
outstanding and
common stock
equivalents                  10,489,273     10,489,273      10,467,632      10,610,347
                           ============   ============    ============    ============
Net Income:
    Continuing operations     $(986,439)     $(986,439)     $  858,155      $  858,155
    Discontinued operatio             -              -       2,373,502       2,373,502
                            -----------    -----------     -----------     -----------
Net income                    $(986,439)     $(986,439)     $3,231,657      $3,231,657
                           ============   ============    ============    ============
Earnings per share:

    Continuing operations        ($0.09)        ($0.09)          $0.08           $0.08
    Discontinued operatio             -              -           $0.23           $0.22
                            -----------    -----------     -----------     -----------
    Earnings per share           ($0.09)        ($0.09)          $0.31           $0.30
                           ============   ============    ============    ============

Options and warrants to purchase approximately 3.4 million and 6.7 million shares of common stock for the quarter ended December 31, 2000 and 1999 respectively, and 3.2 million and 5.3 million for the nine month period ended December, 2000 and 1999 respectively, were outstanding but were not included in the computation of diluted EPS because their effect would be antidilutive during the periods. The options and warrants, which expire during fiscal years 2001 through 2009, remain outstanding at December 31, 2000.

NOTE C:        Business Segments, Significant Suppliers and
               Major Customers

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. and Other. Under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers.
3PF.COM, Inc. is a wholly owned subsidiary, which provides order processing, fulfillment and inventory management services. Other includes the operations of BlowOut Video, a video retail subsidiary, formovies. Com, an internet service, and amounts received pursuant to royalty agreements, primarily from Rentrak Japan.

Business Segments

The following are the revenues and income (loss) from operations of the company's business segments for the periods indicated (unaudited):



                               Nine Months           Nine Months        Three Months       Three Months
                                  Ended                 Ended              Ended              Ended
                            December 31, 2000     December 31, 1999  December 31, 2000  December 31, 1999
                                 --------------       --------------    --------------      --------------

REVENUES: (1)
     PPT                            $62,431,467          $69,998,227       $22,147,747         $20,190,078
     3PF.COM, Inc. (2)               16,474,335            8,089,784         7,510,716           2,829,755
     OTHER                           10,132,158            8,818,091         4,205,278           3,760,292
                                 --------------       --------------    --------------      --------------
                                    $89,037,960          $86,906,102       $33,863,741         $26,780,125
                                 ==============       ==============    ==============      ==============

INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                           ($11,136,519)            $551,796          $701,663         ($1,499,546)
     3PF.COM, Inc.                   (3,351,127)            (582,784)         (911,298)           (484,188)
     OTHER                              165,912            1,844,166           728,864             622,562
                                 --------------       --------------    --------------      --------------
                                   ($14,321,734)          $1,813,178          $519,229         ($1,361,172)
                                 ==============       ==============    ==============      ==============


(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF.COM, Inc.'s revenues and PPT's costs related to the shipment of cassettes to PPT customers were $941,597 and $770,652 for the three month periods ended December 31, 2000 and December 31, 1999, respectively, and $2,555,796 and $2,404,782 for the nine month periods ended December 31, 2000 and December 31, 1999, respectively.

For the three month period ended December 31, 2000, the Company had one program supplier whose product generated 20 percent, a second that generated 16 percent, and a third that generated 12 percent of Rentrak revenue. For the nine month period ended December 31, 2000, the Company had one program supplier whose product generated 18 percent, a second that generated 17 percent, and a third that generated an additional 15 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three or nine-month periods ended December 31, 2000. No customer accounted for more than 10 percent of the Company's revenue in the three and nine month periods ended December 31, 2000.

For the three month period ended December 31, 1999, the Company had one program supplier whose product generated 23 percent, a second that generated 14 percent, and a third that generated an additional 11 percent of Rentrak revenue.
For the nine month period ended December 31, 1999, the Company had one program supplier whose product generated 23 percent, a second that generated 21 percent, and a third that generated an additional 14 percent of Rentrak revenue.
No other program supplier provided product which generated more than 10 percent of revenue for the three or nine month periods ended December 31, 1999. No customer accounted for more than 10 percent of the Company's revenue in the three and nine month periods ended December 31, 1999.

NOTE D:   Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut
Entertainment, Inc. ("BlowOut").   The operations of BlowOut
were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at December 31, 2000 was approximately $320,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

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

Net current liabilities of discontinued operations at December 31, 2000, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.

NOTE: E   Agreement

In June 2000, the Company entered into an agreement with one of its customers to modify an existing contract. Under terms of the agreement, the customer made a payment to the Company in the amount of $2.5 million and also increased its
obligation to purchase PPT product.   The entire payment is
recorded as long-term deferred revenue in the Company's balance sheet at December 31, 2000. As part of this agreement, the customer agreed to enter into certain additional agreements to be agreed upon by the parties. One-half of the payment relates to the modification of certain contractual obligations, still to be negotiated by the Company and the customer. This $1.25 million has been recorded as long-term deferred revenue until the contract is complete. The additional $1.25 million was paid to the Company as a prepayment toward services to be provided by the Company's subsidiary, 3PF.COM, Inc., through June 30, 2006, pursuant to an agreement under negotiation. As services are provided by 3PF.COM, Inc., it is contemplated that the customer can apply the prepaid $1.25 million as payment for certain of these services. Accordingly, this $1.25 million has been recorded as long-term deferred revenue. The customer has taken the position that it is entitled to a refund of the $2.5 million payment upon its request if the additional agreements were not finalized by July 14, 2000. While the customer has made such a request for refund, the parties are continuing to negotiate the additional agreements. At December 31, 2000, the customer had an outstanding trade account receivable balance due the Company in the amount of approximately $2.8 million for purchases of PPT product.

NOTE F:   Related Party Transactions

On June 16, 2000, the Company loaned a total of $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 301,518 shares of stock and corresponding loan in the amount of $1,468,250. At various times during the three month period ended September 30, 2000, the Company additionally loaned $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 50,535 shares of stock and corresponding loan in the amount of $244,940. The loans bear interest at the federal funds rate in effect on the date of the loan (6.5%) and interest is payable annually. The Company is not accruing interest on these loans. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak,
(2) one year after the borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. In accordance with SEC regulations, the notes receivable arising from these transactions are presented as deductions from stockholders' equity.


Note G:   Line of Credit

In May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the new line is payable monthly at the bank's prime rate plus 1/4 percent (9.75 percent at December 31, 2000). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and
(3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of December 31, 2000 and for the three month and nine month periods then ended, the Company has determined it is out of compliance with the three financial covenants as of December 31, 2000. The Company has obtained waivers of compliance for the three financial covenants as of December 31, 2000 and for the three and nine month periods then ended. The Company also obtained waivers of compliance for these three financial covenants as of September 30, 2000 and for the three and six month periods then ended. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications. Based upon discussions between the Company and its lender, the Company believes it will successfully receive future waivers and/or covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At December 31, 2000 and February 12, 2001, the Company had $2.1 million and $3.6 million outstanding borrowings, respectively, under this agreement.


Note H:   Proxy Contest

During the three month period ended September 30, 2000, the Company was involved in a proxy contest that resulted in the election of an entirely new board of directors. In anticipation of a potential change of control resulting from the proxy contest, the Company developed a severance program for employees. That severance program provided for each employee to receive a designated severance payment, upon receipt of his or her resignation by the Company within sixty days of the change of control (September 19, 2000). The total amount of potential severance payments designated for these employees was approximately $1.7 million. As of the expiration of this severance program, two employees tendered their resignations and received severance payments from the Company. The amounts expensed and paid to these employees are not material. At December 31, 2000 the Company had a potential payment obligation under this severance program to one additional employee. This potential expense and payment is also not material.

Note I:        Fixed Asset Depreciation

The Company depreciates property and equipment over their estimated useful lives using the straight-line method. The Company evaluated the lives of certain of its classes of property and equipment and determined that extending those lives from 3 years, to 5 to 10 years, would more appropriately reflect the economic life of these assets. In the quarter ended December 31, 2000, the effect of applying these new useful lives increased net income by approximately $83,000.


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


Results of Operations

Continuing Operations

For the three month period ended December 31, 2000, total revenue increased $6.6 million, or 25.7 percent, to $32.4 million from $25.8 million for the three month period ended December 31, 1999. For the nine month period ended December 31, 2000, total revenue increased $2.1 million, or 2.4 percent, to $86.0 million from $83.9 million for the nine month period ended December 31, 1999. Total revenue includes the following PPT Program fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; and buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes charges to customers of the Company's wholly owned subsidiary 3PF.COM, Inc., which provides e-commerce order processing, fulfillment and inventory management services, sales of Cassettes through the Company's retail subsidiary BlowOut Video, charges for internet services provided by the Company's subsidiary formovies.Com, and royalty payments primarily from Rentrak Japan.

The increase in total revenues for the three month period ended December 31, 2000, compared to the same period in the prior year, is primarily due to changes in (i) the number of titles released to the PPT System; (ii) the number of theatrical titles released to the PPT System and the box office performance of those titles; and (iii) increased revenue from services provided by 3PF.COM, Inc. In addition, the changes in PPT revenues was also affected by changes in the total number of Cassettes leased under the PPT System, due in part to program suppliers offering more titles under copy depth programs than they have in the past and the willingness of program suppliers to engage in direct revenue sharing arrangements with the larger retailer chains.

While PPT revenues increased for the three month period ended December 31, 2000, compared to the same period in the prior year, PPT revenues decreased for the nine month period ended December 31, 2000 compared to the same period in the prior year generally for the reasons noted above in items
(i) and (ii) that had an opposite impact on changes in revenues. The reduction in PPT revenue for the nine months ended December 31, 2000, compared to the nine months ended December 31, 1999, was offset by an increase in revenue related to 3PF.COM, Inc.'s services for the 2000 period.

Cost of sales for the three month period ended December 31, 2000 increased to $26.2 million from $21.1 million for the three month period ended December 31, 1999, an increase of $5.1 million, or 23.8 percent. The percentage increase as compared to the revenue percentage increase is primarily due to: (1) additional costs which were recorded in the quarter ended December 31, 2000 related to the guaranteed minimum payments due to program suppliers on certain movie titles and (2) increased costs of sales of 3PF.COM, Inc. as the result of increased business during the quarter, the addition of more labor intensive customers, the cost of new warehousing with no associated revenues, and
lease cost adjustments and increases.   Cost of sales for
the nine month period ended December 31, 2000 increased to $72.0 million from $67.0 million for the nine month period ended December 31, 1999, an increase of $5.0 million, or 7.4 percent.

As a result, the gross profit margin increased to 19.3 percent in the three month period ended December, 2000 from
18.1 percent in the three month period ended December 31, 1999 and the gross profit margin decreased to 16.2 percent in the nine month period ended December 31, 2000 from 20.1 percent in the nine month period ended December 31, 1999.

Selling, general and administrative expenses were $5.7 million for the three month period ended December 31, 2000 compared to $5.6 million for the three month period ended December 31, 1999, an increase of $0.1 million. For the three month period ended December 31, 2000, selling, general and administrative expenses included the provision of a specific allowance in the amount of approximately $0.7 million for the anticipated non-collection of one of 3PF.COM, Inc's trade accounts due the Company as the result of a bankruptcy filing by a customer during the period. Selling, general and administrative expenses were $28.3 million for the nine month period ended December 31, 2000 compared to $15.0 million for the nine month period ended December 31, 1999, an increase of $13.3 million. The increase is primarily attributable to the following items all reported in the quarter ended September 30, 2000: (1) a $1.3 million severance payment to the Company's former chairman and chief executive officer; (2) $0.6 million in legal costs and proxy solicitation costs incurred by the Company related to the proxy contest; (3) $0.4 million in costs to reimburse the dissident shareholder group for their legal and other costs associated with the proxy contest;
(4) $6.1 million of costs associated with the reserve or write-off of assets related to the Company's Retailer Financing Program; (5) $1.0 million in write-offs of investments and other assets deemed by the Company to be non-realizable; (6) $1.4 million in write-offs of accounts receivable based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers; and (7) a $0.5 million loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a prior customer.

The effective tax rate during the three month period ended
December 31, 2000 was
33.4 % compared to 35.6 % during the three month period ended December 31, 1999. The effective tax rate during the nine month period ended December 31, 2000 was 37.7 % compared to 38.2% during the nine month period ended
December 31, 1999.

As a result, for the three month period ended December 31, 2000, the Company recorded income from continuing operations of $0.2 million, or 0.7 percent of total revenue, compared to a loss from continuing operations of $1.0 million, or 3.8 percent of total revenue, in the three month period ended December 31, 1999. For the nine month period ended December 31, 2000, the Company recorded a loss from continuing operations of $9.1 million, or 10.6 percent of total revenue, compared to income from continuing operations of $0.9 million, or 1.0 percent of total revenue, in the nine month period ended December 31, 1999.

Discontinued Operations

On March 22, 1999, BlowOut Entertainment, Inc. ("BlowOut") filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time, BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale to a third party video retailer was approved on May 10, 1999 and closed on May 17, 1999.

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

Consolidated Balance Sheet

At December 31, 2000, total assets were $47.6 million, a decrease of $2.9 million from the $50.5 million at March 31, 2000. As of December 31, 2000, cash decreased $1.0 million to $3.0 million from $4.0 million at March 31, 2000, primarily due to the Company's working capital requirements. Accounts receivable decreased $4.3 million from $21.8 million at March 31, 2000 to $17.5 million at December 31, 2000, primarily due to: (1) the write off of amounts owing from two customers in the Retailer Financing Program totaling approximately $5.2 million and various other customer account write-offs during the three month period ended September 30, 2000; (2) the provision of a specific customer allowance in the amount of approximately $0.7 million for the anticipated non-collection of one of 3PF.COM, Inc.'s trade accounts due the Company as the result of a bankruptcy filing by a customer during the three month period ended December 31, 2000; and (3) the recording of a provision for an allowance totaling approximately $0.3 million for the three month period ended December 31, 2000 for the anticipated non-collection of other customer accounts, based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers. These reductions in the Company's accounts receivable were offset by an increase in revenues and a continual improvement in collections during the three month period ended December 31, 2000.

Notes receivable decreased to $0 at December 31, 2000 due to a payment of $4.16 million, including interest, received by the Company in July 2000 from a customer pursuant to the settlement of a claim. Property and equipment increased $1.1 million from $2.6 million at March 31, 2000 to $3.7 million at December 31, 2000, primarily due to acquisitions of equipment by the Company's subsidiary 3PF.COM, Inc. The long-term portion of the deferred tax asset increased $6.1 million from $3.3 million at March 31, 2000 to $9.4 million at December 31, 2000, primarily due to the tax loss carryforward created from the loss from continuing operations for the three month period ended September 30, 2000. The Company believes it will benefit from this deferred tax asset in future periods. Other assets decreased $1.7 million from $3.6 million at March 31, 2000 to $1.9 million at December 31, 2000 primarily due to the sale of some of the Company's investments.

At December 31, 2000, total liabilities were $37.7 million, an increase of $5.3 million from $32.4 million at March 31, 2000. The line of credit increased to $4.0 million at December 31, 2000 primarily due to increased working capital needs. Accrued compensation decreased $1.1 million from $1.5 million at March 31, 2000 to $0.4 million at December 31, 2000 primarily due to the payment of annual employee bonuses during the three month period ended June 30, 2000, that were
accrued as of March 31, 2000.   Notes payable decreased to
$0 at December 31, 2000 due to the payoff of a promissory note to a former director of the Company during the three month period ended September 30, 2000. Total deferred revenue increased $1.4 million from $3.2 million at March 31, 2000 to $4.6 million at December 31, 2000 primarily due to a $2.5 million dollar payment received from a customer in June 2000 (See Note E of the accompanying financial statements), offset by a decrease in deferred revenue from the recognition of earnings in accordance with agreements with related party organizations and customers.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash of $3.0 million compared to $4.0 million at March 31, 2000. At December 31, 2000, the Company's current ratio (current assets/current liabilities) decreased to 0.94 from 1.32 at March 31, 2000.

As discussed in Note G of the accompanying financial statements, in May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of December 31, 2000 and for the three month and nine month periods then ended, the Company has determined it is out of compliance with the three financial covenants as of December 31, 2000. The Company obtained waivers of compliance for the three financial covenants as of December 31, 2000 and for the three and nine month periods then ended. The Company also obtained waivers of compliance for these three financial covenants as of September 30, 2000 and for the three and six month periods ended. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications. Based upon discussions between the Company and its lender, the Company believes it will successfully receive future waivers and/or covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At December 31, 2000 and February 12, 2001, the Company had $4.0 million and $2.1 million outstanding borrowings, respectively, under this agreement.

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

The Rentrak Video Retailer Loan Program was adopted in 1992 at a time when the video industry was experiencing rapid growth. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During the three month period ended September 30, 2000 the Company announced the discontinuance of new financings under this program. Write-offs of assets associated with this program during the three month period ended September 30, 2000 were $6.1 million, including $4.4 million due to the Company from Video Update, Inc. See Part II, Item 1, Legal Proceedings. The Company continues to seek to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

The Company was the principal creditor of BlowOut Entertainment, Inc. ("BlowOut"), which filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee").
BlowOut had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at a fixed rate per annum equal to 14.525 percent. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility until the lender is satisfied, in its sole discretion, that BlowOut's financial condition is sufficient to justify the release of the Guarantee. As the proceeds from the sale of the BlowOut assets in May 1999 in the bankruptcy proceeding were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under the Credit Facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of December 31, 2000, the balance owing under this obligation was approximately $320,000.

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

In August 1998, Video Update filed a new complaint against the Company in the United States District Court for the District of Oregon (the "Re-Filed Complaint"), Case No. 98-1013HA. The Re-Filed Complaint is substantially the same as the previous complaint. The Company believes the Re-Filed Complaint lacks merit and intends to vigorously defend against the allegations in the Complaint. The Company has answered the Re-Filed Complaint denying its material allegations and asserting several affirmative defenses. The Company also has counterclaimed against Video Update alleging, among other things, breach of contract, breach of the covenant of good faith and fair dealing, promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, negligent misrepresentation and intentional interference with business advantage, and is seeking damages and equitable relief.

In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. The court denied Rentrak's motions without reaching the merits and without prejudice to re-filing the motions after discovery had been conducted. On October 21, 1999, the Company amended its counterclaims to add additional claims, including a claim for trade secret misappropriation and a claim for recovery of personal property. The amended countercomplaint also added Video Update's chairman, Daniel Potter, as a defendant to the fraud and negligent misrepresentation claims. Mr. Potter filed a motion to dismiss the Company's claims against him which motion was granted by the Court on April 13, 2000. Video Update also moved to dismiss six of the Company's claims. On April 13, 2000, the Court granted Video Update's motion in part and dismissed the following claims: promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, and negligent misrepresentation. On July 31, 2000, the Company filed multiple motions for summary judgment including a motion seeking to dismiss Video Update's antitrust claim and a motion seeking a finding that Video Update breached its contract with Rentrak. On September 18, 2000, Video Update filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code. In light of the bankruptcy, the District Court dismissed the Re-Filed Complaint and counterclaims on its own motion in January 2001. The Company has filed a motion for relief from stay with respect to its claims against Video Update. A hearing on the motion is scheduled for March 2001.

On November 15, 2000, 3PF.COM, Inc., a subsidiary of the
Company, filed a proceeding with the American Arbitration
Association against Reel.com, Inc., a subsidiary of Hollywood Entertainment Corporation ("Hollywood"), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. 3PF.COM, Inc., is seeking damages in the amount of $4,776,237 plus an amount to be determined as consequential damages, together with prejudgment interest and attorney fees. Hollywood and Reel.com, Inc. have filed a counterclaim for attorney fees.

Reference is made to Part II, Item 1, Legal Proceedings in the Company's Report on Form 10-Q for the three month period ended September 30, 2000 for the descriptions of legal proceedings that have terminated.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company as a whole.

Item 2.  Changes in Securities and Use of Proceeds -

          The Company issued a warrant dated December 1, 2000, to purchase 125,000 shares of the Company's common stock at a price of $5.00 per share to Donald J. Kundinger in consideration of services provided under a consulting agreement entered into between the Company and Mr.
Kundinger, d.b.a. Jackson Hole Advisors, in September 1999.
The warrant expires upon the earlier of September 1, 2001, or a sale or merger of the Company. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the warrant.

Item 3.  Defaults upon Senior Securities -  None

Item 4.  Submission of Matters to a Vote of Security Holders
- None

Item 5.  Other Information -  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
   Exhibit 3.1 - 1995 Restated Bylaws of Rentrak Corporation
(as amended through November 17, 2000)

(b) Reports on Form 8-K

          The Company filed the following reports on Form 8-
K during the three month period ended December 31, 2000:

               A Form 8-K filed October 5, 2000, reporting under Item 1 the results of an election contest which resulted in the replacement of the incumbent directors with a new Board of five directors; and

               A Form 8-K filed December 1, 2000, reporting under Item 9 various corporate developments and forward-looking information about the Company.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of February, 2001

               RENTRAK CORPORATION

               /s/ Mark L. Thoenes

          By:  Mark L. Thoenes
               Chief Financial Officer
               Signing on behalf of the registrant