Form 10-K
period 2001-03-31
RENTRAK CORP
filed 2001-06-29
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[ X  ]Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 for fiscal year ended March 31, 2001 or

[    ]Transition  report  pursuant  to  Section  13 or 15(d)  of the  Securities
      Exchange Act of 1934

Commission file number 0-15159

                               RENTRAK CORPORATION
             (exact name of registrant as specified in its charter)

            Oregon                                            93-0780536
      (State or other jurisdiction of                       (IRS Employer
      Incorporation or organization)                      Identification Number)

      7700 NE Ambassador Place, Portland, Oregon                97220
      (Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code:  (503) 284-7581

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common stock $.001 par value
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

As of June 20, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ, was $37,967,894.


As of June 20, 2001, the Registrant had 12,292,605 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K

                                TABLE OF CONTENTS


Item      PART I                                                         Page
----                                                                     ----

1.        Business                                                        3

2.        Properties                                                      9

3.        Legal Proceedings                                               9

4.        Submission of Matters to a Vote of Security Holders             11

          PART II

5.        Market for  Registrant's Common Equity and Related              11
          Stockholder Matters

6.        Selected Financial Data                                         13

7.        Management's Discussion and Analysis of Financial               14
          Condition and Results of Operations

7A.       Quantitative and Qualitative Disclosures About  Market          23
          Risk

8.        Financial Statements and Supplementary Data                     24

9.        Changes in and Disagreements with Accountants on                52
          Accounting and Financial Disclosure

          PART III

10.       Directors and Executive Officers of the Registrant              52

11.       Executive Compensation                                          52

12.       Security Ownership of Certain Beneficial Owners                 52
          and Management

13.       Certain Relationships and Related Transactions                  52

          PART IV

14.       Exhibits, Financial Statement Schedules and Reports on          53
          Form 8-K

                                     PART I

      ITEM 1.     BUSINESS

      GENERAL

            The Company's primary business is the collection and processing of rental and sales information regarding videocassettes leased to home video specialty stores and other retailers by way of its Pay Per Transaction system (the "PPT System"). Under the Company's PPT System, home video specialty stores and other retailers that rent videocassettes to consumers ("Retailers"), including grocery stores and convenience stores, lease videocassettes and other media ("Cassettes") from Rentrak for a low up-front fee and share a portion of each retail rental transaction with the Company. The Company's PPT System generated 71 percent, 82 percent and 86 percent of total revenues in fiscal years 2001, 2000 and 1999, respectively.

            The Company engages in additional lines of business through the following subsidiaries:

            3PF.COM, Inc. (formerly ComAlliance), provides order processing, inventory management, and fulfillment services to Internet retailers and wholesalers and to other businesses requiring just-in-time
            fulfillment.   3PF.COM,   Inc.'s   Web-site   can  be   accessed  at
            www.3PF.COM.

            BlowOut Video, Inc., sells videocassettes and digital videodiscs through its Web-site www.blowoutvideo.com, and through seven retail outlets.


      PAY-PER-TRANSACTION SYSTEM

            The Company distributes Cassettes principally to home video specialty stores through its PPT System. The PPT System enables Retailers to obtain Cassettes at a significantly lower initial cost than if they purchased the Cassettes from traditional video distributors.

            Under the PPT System, after the Retailer is approved for participation in the PPT System, Cassettes are leased to the Retailer for a low initial fee (the "Order Processing Fee") plus a percentage of revenues generated by the Retailer from rentals to consumers (the "Transaction Fee"). The Company retains a portion of each Order Processing Fee and Transaction Fee and remits the remainder to the appropriate motion picture studios or other licensees or owners of the rights to certain video programming ("Program Suppliers") that hold the distribution rights to the Cassettes. Due to the lower cost of "bringing Cassettes in the door", Retailers generally obtain a higher number of Cassettes under the PPT System than the traditional distribution method. The expected benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The expected benefit to the Program Supplier is an increase in the total number of Cassettes shipped, resulting in increased revenues and opportunity for profit. The expected benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System ("Participating Retailers").

            The Company markets its PPT System throughout the United States, Canada and the United Kingdom. Following the sale of a 5.6 percent interest in Rentrak Japan Co. Ltd. ("Rentrak Japan"),in April, 2001, the Company also owns a 3.4 percent interest in Rentrak Japan a Japanese corporation which markets a similar service to video retailers in Japan. Rentrak has the right, and upon the occurrence of certain conditions will be required, to sell its remaining 3.4 percent interest in Rentrak Japan for a minimum of approximately $2.4 million.

            In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The Company presently owns a 92 percent equity interest in Rentrak UK. As of March 31, 2000, Rentrak UK was not generating income or positive cash flow and the Company's investment of $222,000 was written off. As of March 31, 2001, Rentrak UK continued to generate no income or cash flow. Management of the Company has made changes to decrease the cost of operations, including space and staffing costs, and it is continuing to closely evaluate the financial performance of operations. Management is considering various alternatives including selling or closing down Rentrak UK's operations.

            The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video Inc., and Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation. The Company's arrangements with Program Suppliers are of varying duration, scope and formality. In some cases, the Company has obtained Cassettes pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to the Company for the PPT System. Many of the Company's agreements with Program Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice. Therefore, there can be no assurance that any of the Program Suppliers will continue to distribute Cassettes through the PPT System, continue to have available for distribution titles which the Company can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers to the Company, there can be no assurance that they will be made available on terms acceptable to the Company. During the last three years, the Company has not experienced any material difficulty acquiring suitable Cassettes for the Company's markets on acceptable terms and conditions from Program Suppliers that have agreed to provide the same to the Company. The Company has one Program Supplier that supplied product that generated 18 percent, a second that generated 15 percent, and a third that generated 13 percent of Rentrak revenues for the year ended March 31, 2001. There were no other Program Suppliers who provided product that generated more than 10 percent of revenues for the year ended March 31, 2001.

            The Company currently receives a significant amount of product from three Program Suppliers. Although management does not believe that these relationships will be terminated in the near term, a loss of any of these suppliers could have an adverse effect on the Company's operating results.

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

            To be competitive, Retailers must be able to rent their Cassettes on the "street date" announced by the Program Supplier for the title. Rentrak has contracted with its subsidiary 3PF.COM to distribute Rentrak's Cassettes via overnight air courier to assure delivery to Participating Retailers on the street date. The freight costs of such distribution comprise a portion of the Company's cost of sales.

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

            The Company's information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it determines variations from statistical norms for potential audit action. The Company's information system also transmits information on new titles and confirms orders made to the RPM Software at the Retailer location.

      Retailer Auditing

            From time to time, the Company audits Participating Retailers in order to verify that they are reporting all rentals and sales of Cassettes on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers that vary from the Company's statistical norms. Depending upon the results of the Company's analysis of the reports, the Company may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow such an audit can be cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Cassettes.

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

      Retailer Financing Program

            In 1992, at a time when the video  industry was  experiencing  rapid growth, the Company established a Retailer Financing Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan and/or an equity investment in the Participating Retailer. In some cases, the
      Company obtained a warrant to purchase stock in the Participating Retailer. As part of such financing, the Participating Retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5 - 20 years). Under these agreements, Participating Retailers were typically required to obtain all of their requirements of Cassettes offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the Participating Retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the
      Participating Retailer retained the right, in certain circumstances, to terminate such agreement upon 30-90 days' prior written notice.

            During the three month period ended September 30, 2000, the Company announced the discontinuance of new financings under the Retailer
      Financing Program. Write-offs of assets associated with this program during fiscal 2001 were $6.1 million, including $4.4 million due to the Company from Video Update, Inc. The Company continues to seek to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

      Competition

            The Cassette distribution business is a highly competitive industry that is rapidly changing. The traditional, and still dominant, method of distributing Cassettes to Retailers is through purchase transactions; i.e., a Retailer purchases Cassettes from a distributor and then offers the Cassettes for rental or sale to the general public. As described in greater detail above (see "Pay-Per-Transaction System"), the Company's PPT System offers Retailers an alternative method of obtaining Cassettes. Accordingly, the Company faces intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., VPD, Baker and Taylor, Inc., and Video One Canada, Ltd. These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than the Company.

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

            The  Company  also  competes  with  Supercomm  on  two  levels:  (1)
      domestically - for processing data for certain Studios' direct relationships with Blockbuster Video and other Retailers; and (2) internationally in certain markets. Supercomm also processes data for traditional distributors such as Ingram who then compete with the Company for revenue sharing Cassettes as well as traditional Cassettes.

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

            The Studios also compete with the Company by releasing certain Cassette titles on a "sell-through" basis; i.e., they bypass the traditional rental period by selling the Cassettes directly to consumers at a price of approximately $9.95 to $19.95. To date, such "sell-through" distribution has generally been limited to certain newly released hit titles with wide general family appeal. However, because the Company's PPT business is partially dependent upon the existence of a rental period, a shift toward such "sell-through" distribution, particularly with respect to popular titles, could have a material adverse effect on the Company's business.

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

      Foreign Operations

            On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co., Ltd. ("CCC"), a Japanese corporation, which is Japan's largest video specialty retailer. Pursuant to the agreement, the parties formed Rentrak Japan, a Japanese corporation, which is presently owned 3.4 percent by the Company and 90 percent by CCC's largest shareholder, Tsutaya Shoten Co., Ltd. Rentrak Japan was formed to implement the PPT System in Japan. The Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements. On August 6, 1992, the Company entered into an expanded definitive agreement with CCC to develop the PPT System in certain markets throughout the world.

            Beginning in 1994, the Company became entitled to a royalty of 1.67% for all sales of up to $47,905,000 plus one-half of one percent of sales greater than $47,905,000 in each royalty year (June 1 - May 31). The
      Company received royalty payments of $1,000,000 in fiscal year 1995 and $1,000,000 in fiscal year 1999. In December 1999, the Company received a prepayment of $2,500,000 in exchange for $4,000,000 of credit related to the annual royalty, which was recognized in revenues as royalties were earned under the terms of the contract. As of March 31, 2001, approximately $746,000 had been recorded as deferred revenue on the accompanying consolidated balance sheet to be recognized in future periods.

            Effective April 2, 2001 the Company and Rentrak Japan entered into a restructuring agreement of their relationship. The Company transferred exclusive rights to implement its PPT System within specified countries in the Far East, including related trademark and other intellectual property rights, to Rentrak Japan. In exchange for the transfer, Rentrak Japan made a lump sum payment of $5.65 million to the Company and released certain of the Company's payment obligations totaling $2.1 million. As part of the transaction, Rentrak Japan's obligation to pay annual royalties to the Company in connection with use of its PPT System was terminated.

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

      Employees

            As of March 31, 2001, including all subsidiaries, the Company employed 408 active employees. The Company considers its relations with its employees to be good.

      Financial Information About Industry Segments

            See Note 12 of the Notes to the Consolidated Financial Statements for information regarding the Company's business segments.


      ITEM 2.     PROPERTIES

            The Company currently maintains its headquarter offices in Portland, Oregon where it leases 48,807 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006. The Company's subsidiary, 3PF.COM, Inc., maintains two distribution facilities in Wilmington, Ohio and one in Columbus, Ohio where it leases 102,400, 121,600 and 388,264 square feet, respectively. These distribution facilities also include administrative office space. These three distribution facility leases expire on June 30, 2002, December 31, 2010 and February 28, 2008, respectively. Management believes its office space and distribution facility space is adequate and suitable for its current operations. Management does not anticipate a problem in obtaining additional suitable space to meet its needs as necessary.


      ITEM 3.     LEGAL PROCEEDINGS


            In June 1998, Video Update, Inc. ("Video Update") filed a complaint (the "Video Update Complaint") against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleges various violations of the antitrust laws, including that the
      Company has monopolized or attempted to monopolize a market for videocassettes leased to retain video stores in violation of Section 2 of the Sherman Act. Video Update further alleges that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violates Section 1 of the Sherman Act and
      Section 3 of the Clayton Act. Video Update is seeking unspecified monetary relief, including treble damages and attorney fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video

      Update or any exclusivity provision against videocassette suppliers and video retailers. In August 1998, the Court granted the Company's motion to dismiss the Video Update Complaint pursuant to Federal Rules of Civil Procedure Rule 12(b)(3) on the basis of improper venue.

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

            In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. The court denied Rentrak's motions without reaching the merits and without prejudice to refiling the motions after discovery had been conducted. On October 21, 1999, the Company amended its counterclaims to add additional claims, including a claim for trade secret misappropriation and a claim for recovery of personal property. The amended countercomplaint also added Video Update's chairman, Daniel
      Potter, as a defendant to the fraud and negligent misrepresentation claims. Mr. Potter filed a motion to dismiss the Company's claims against him which motion was granted by the Court on April 13, 2000. Video Update also moved to dismiss six of the Company's claims. On April 13, 2000, the Court granted Video Update's motion in part and dismissed the following claims: promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, and negligent misrepresentation. On July 31, 2000, the Company filed multiple motions for summary judgment including a motion seeking to dismiss Video Update's antitrust claim and a motion seeking a finding that Video Update breached its contract with Rentrak. On September 18, 2000, Video Update filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code. In light of the bankruptcy case, the District Court dismissed the Re-Filed Complaint and counterclaims on its own motion in January 2001, but that action could be reinitiated by Video Update at any time. The Company has filed a proof of claim in the bankruptcy case asserting the claims the Company asserted in its counterclaim in the District Court action.

            On November 15, 2000, 3PF.COM, Inc., a subsidiary of the Company, filed a proceeding with the American Arbitration Association against Reel.com, Inc., a subsidiary of Hollywood Entertainment Corporation ("Hollywood"), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. 3PF.COM, Inc., is seeking damages in the amount of $4,776,237 plus an amount to be determined as consequential damages, together with prejudgment interest and attorney fees. Hollywood and Reel.com, Inc., have filed a counterclaim for attorney fees.

            On February 20, 2001, the Company filed a complaint against Ron Berger, Chairman and Chief Executive Officer and a director of Rentrak until September 2000, in the Circuit Court of the State of Oregon for the County of Multnomah (No. 0102-01814), seeking cancellation of shares of Rentrak common stock acquired by Mr. Berger through an option loan program offered to the Company's officers in June 2000 and damages for the conversion of an automobile and computer equipment plus an over-advance payment of business expenses less setoffs. On or about March 29, 2001, Mr. Berger filed a counterclaim seeking damages of approximately $1.76 million plus attorney fees from Rentrak for conversion of Mr. Berger's director's fees and dividends from Rentrak Japan, breach of an agreement to compensate Mr. Berger for cancellation of options to purchase Rentrak stock, failure to pay accumulated wages and compensation, breach of an agreement to provide options to purchase stock in Rentrak's subsidiary 3PF.COM, Inc., and failure to reimburse Mr. Berger for life insurance premiums and cancellation of family health insurance. The claim for breach of an agreement to provide options to purchase stock in the subsidiary is also asserted against counterclaim defendant 3PF.COM, Inc. The Company has denied liability for the counterclaims. On June 15, 2001, the Company filed an amended complaint alleging claims for breach of duty of care and breach of fiduciary duty against Mr. Berger arising out of his activities as an officer and director of the Company involving Video City, Inc., and seeking damages with respect to those claims in an amount to be proved at trial but not less than $6.0 million. The case is presently in the discovery phase. The Company intends to contest the case vigorously.

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

                                     PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock, $.001 par value, is traded on the Nasdaq National Market, where its prices are quoted under the symbol "RENT". As of May 31, 2001 there were approximately 315 holders of record of the Company's common stock. On May 31, 2001, the closing sales price of the Company's common stock as quoted on the Nasdaq National Market was $3.50.

            The following table sets forth the reported high and low sales prices of the Company's common stock for the periods indicated as regularly quoted on the Nasdaq National Market.

            QUARTER ENDED                      HIGH                    LOW

      JUNE 30, 1999                            $5.25                   $2.66

      SEPTEMBER 30, 1999                       $6.00                   $3.50

      DECEMBER 31, 1999                        $7.41                   $3.25

      MARCH 31, 2000                           $7.25                   $5.13

      JUNE 30, 2000                            $5.88                   $3.13

      SEPTEMBER 30, 2000                       $4.16                   $3.00

      DECEMBER 31, 2000                        $3.69                   $1.50

      MARCH 31, 2001                           $4.09                   $2.03


      DIVIDENDS

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

            No cash dividends have been paid or declared during the last five fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of the Company's business. The Company's bank credit agreement limits the payment of dividends on the Company's stock. The Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------(In Thousands Except Per Share Amounts)


                                                                      Year Ended March 31,
                                                                   2001          2000          1999          1998          1997
                                                           ----------------------------------------------------------------------
Consolidated Statements of Operations Data
   Net revenues:
        Application fees                                         $    20       $   311       $   371       $   383       $   354
        Order processing fees                                     18,563        23,086        22,420        25,313        22,720
        Transaction fees                                          57,127        62,440        72,835        78,671        70,467
        Sell-through fees                                          6,578         7,811        11,347         9,383        11,101
        Other                                                     34,111        19,736        16,814         9,001        11,634

   Total net revenues                                            116,399       113,384       123,787       122,751       116,276
   Cost of sales                                                  93,600        91,706       103,943       100,974        90,882
   Gross profit                                                   22,799        21,678        19,844        21,777        25,394

        Selling and administrative expense                        32,967        26,449        15,996        14,572        16,160
        Net (gain) loss on litigation settlement                    (225)       (7,792)        1,099             -             -
        Other income (expense)                                    (2,149)       (1,519)          597           652           999
        Income (loss) from continuing operations before
         discontinued operations and benefit(provision)
         for income taxes                                        (12,092)        1,502         3,347         7,857        10,233
        Income tax benefit (provision)                             4,515          (451)       (1,304)       (3,199)       (3,950)
        Income (loss) from continuing operations before
             discontinued operations                              (7,577)        1,051         2,043         4,658         6,283
        Discontinued Operations: (1)
             Gain on disposal of subsidiaries                          -         2,374             -             -             -
                                                           ----------------------------------------------------------------------
   Net income (loss)                                             ($7,577)       $3,425        $2,043        $4,658        $6,283
                                                           ======================================================================
   Diluted earnings (loss) per common share
         Continuing operations                                    $(0.63)        $0.10         $0.18         $0.41         $0.52
         Discontinued operations                                  $    -         $0.22         $   -         $   -         $   -
   Earnings (loss) per common share                               $(0.63)        $0.32         $0.18         $0.41         $0.52
                                                           ----------------------------------------------------------------------
  Common shares and common share equivalents
       used to compute diluted EPS                                11,985        10,759        11,066        11,445        12,159
                                                           ----------------------------------------------------------------------
                                                                                          At March 31,
                                                                   2001          2000          1999          1998          1997
                                                           ----------------------------------------------------------------------
Balance Sheet Data
   Working Capital                                             $  3,643         $9,871        $4,586        $1,062        $1,488
   Total Assets                                                  39,126         50,473        49,457        51,609        43,048
   Long-term Liabilities                                          1,175          1,677             -             -             -
   Stockholders' Equity                                          11,387         18,081        14,292        13,254        11,272

(1)  See Note 13 of the Notes to Consolidated Financial
Statements.

                                      -13-

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

      Forward Looking Statements

      Certain information included in the Annual Report on Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward-looking words such as "may", "will", "expects", "intends",
      "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the PPT System successfully, the financial stability of the Participating Retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, and the continued availability of Cassettes from Program Suppliers. This Annual Report on Form 10-K further describes some of these factors.


                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Years Ended March 31, 2001, 2000 and 1999


                                                     2001         2000          1999
                                               -----------------------------------------
    REVENUES
                                               $116,399,048  $113,384,220  $123,787,390
    OPERATING COSTS AND EXPENSES
       Cost of sales                             93,600,177    91,706,290   103,942,898
       Selling, general, and administrative      32,967,141    26,448,569    15,995,941
       Net (gain) expense on litigation            (225,000)   (7,791,880)    1,099,154
    settlement
                                               -----------------------------------------
                                                110,362,979   121,037,993    26,342,318
                                               -----------------------------------------

    INCOME (LOSS) FROM OPERATIONS                (9,943,270)    3,021,241     2,749,397
    Other income (expense)                       (2,148,673)   (1,519,378)      597,108
                                               -----------------------------------------

    INCOME (LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAX PROVISION AND GAIN
       FROM DISPOSAL OF DISCONTINUED
       OPERATIONS                                 1,501,863     3,346,505   (12,091,943)
    Income tax benefit (provision)                4,514,575      (450,559)   (1,303,999)
                                               -----------------------------------------
    INCOME (LOSS) FROM CONTINUING OPERATIONS     (7,577,368)    1,051,304     2,042,506

    Gain from disposal of discontinued
     operations including income tax benefit of    $483,502            -      2,373,502             -
                                               -----------------------------------------
    NET INCOME (LOSS)                           $(7,577,368)   $3,424,806    $2,042,506
                                               =========================================

Fiscal 2001 Compared to Fiscal 2000

      Continuing Operations - Domestic PPT Operations and Other
      Continuing Subsidiaries

            For the year ended March 31, 2001, the Company's total consolidated revenue increased $3.0 million to $116.4 million from $113.4 million in the prior year. Total consolidated revenue includes the following PPT System fees: application fees generated when Retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to Retailers; transaction fees generated when Retailers rent Cassettes to consumers; sell-through fees generated when Retailers sell Cassettes to consumers; and buy out fees when Retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes charges to customers of the Company's subsidiary 3PF.COM, Inc., which provides e-commerce order processing, fulfillment and inventory management services, sales of Cassettes through the Company's retail subsidiary BlowOut Video, Inc., charges for internet services provided by the Company's subsidiary formovies.Com, Inc. and royalty payments from Rentrak Japan.

            The increase in total consolidated revenue was primarily due to a decline in (i) the number of total titles released to the PPT System, as well as the number of theatrical titles released and the box office performance of those titles; and (ii) increased revenue from services provided by 3PF.COM, Inc. In addition, PPT revenue was also affected by a reduction in the total number of Cassettes leased under the PPT System, due in part to Studios offering more titles under various "copy depth" programs, intended to increase the number of Cassettes in distribution by lowering the cost of rental videocassettes to Retailers, than they have in the past and to the willingness of program suppliers to engage in direct revenue sharing arrangements with the largest retailer chains.

            In fiscal 2001, PPT revenues were $ 83.6 million, a decrease of $10.9 million, or 12 percent, from $94.5 million in fiscal 2000. Application-fee revenue was $20,000 compared to $300,000 in the prior year, as the Company discontinued its practice of charging new retailers a fee at the time of application to use the PPT System. During the year, order processing-fee revenue decreased to $18.6 million from $23.1 million in fiscal 2000, a decrease of $4.5 million, or 19 percent. Transaction-fee revenue totaled $57.1 million, a decrease of $5.3 million, or 8 percent, from $62.4 million the previous year. Sell-through revenue was $6.6 million in fiscal 2001 as compared to $7.8 million in fiscal 2000, a decrease of $1.2 million, or 17 percent.

            Royalty revenue from Rentrak Japan decreased to $1.1 million during fiscal 2001 from $1.8 million the previous year. This decrease was due to a one-time recognition of $0.5 million of royalty income in fiscal 2000, which was subsequently reversed in fiscal 2001 due to a change in the business arrangements between Rentrak and Rentrak Japan.

            Cost of sales for the PPT business in fiscal 2001 decreased to $67.1 million from $79.6 million the prior year, a decrease of $12.5 million. The change is primarily due to the factors that led to changes in revenue as noted above. In fiscal 2001, the Company's PPT System gross profit margin increased to 20 percent from 16 percent the previous year.

            PPT business selling and administrative  expenses were $23.8 million in fiscal 2001 compared to $22.0 million in fiscal 2000. This increase of $1.8 million, or 8 percent, was primarily attributable to the following items all reported in the quarter ended September 30, 2000: (i) a $1.3 million severance payment to the Company's former chairman and chief executive officer; (ii) $0.6 million in legal costs and proxy solicitation costs incurred by the Company related to the proxy contest at the 2000 annual shareholders meeting and (iii) $0.4 million in costs to reimburse the dissident shareholder group for their legal and other costs associated with the proxy contest. While the Company wrote off or reserved approximately $8.5 million in assets related to the Retailer Financing Program, investments and accounts receivable during the quarter ended September 30, 2000, it also increased reserves and wrote off other assets totaling approximately $9.0 million during the fourth quarter of fiscal 2000.

            The net gain from the litigation settlement with a prior customer of the Company, Hollywood Entertainment, was $225,000 for fiscal 2001 compared to $7.8 million for fiscal 2000, a decrease of approximately $7.6 million. Most of the proceeds from this settlement were received in fiscal 2000 when the claim was finalized; the $225,000 represents the receipt of an insurance settlement in fiscal 2001 relating to this claim.

            PPT other income(expense) increased from expense of $1.4 million in fiscal 2000 to expense of $2.1 million for fiscal 2001, an increase of $0.7 million. This increase is primarily due to: (i) a decrease in interest income; (ii) an increase in interest expense due to an increased use of the line of credit in fiscal 2001; (iii) an increase in loss on the sale of investment securities; (iv) a $0.5 million loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a customer and (v) the writeoff of assets or writedown of various assets to their net realizable value.

            For the fiscal year ended March 31, 2001, the Company recorded a pre-tax loss of $7.6 million, or 9 percent of total revenue, from its PPT business, including royalty revenue from Rentrak Japan, compared to pre-tax income of $1.1 million, or 1 percent of total revenue, in the prior fiscal year. This decrease is due primarily to: (i) the increase in selling and administrative expenses and (ii) the decrease in the net gain from the litigation settlement, as noted above.

            The Cassette distribution business is a highly competitive industry that is rapidly changing. The effect of these changes could have a material impact on the Company's operations. Item 1. Business--Competition further describes certain of these factors.

            Included in total consolidated revenue are the results from other subsidiaries, primarily the operations of 3PF.COM, Inc. ("3PF") and Blowout Video, Inc.

            Total revenues from 3PF increased to $23.4 million at March 31, 2001 compared to $11.6 million at March 31, 2000, an increase of $11.8 million. This increase was primarily due to increased volume from existing customers. Cost of sales was $21.7 million, an increase of $11.6 million over the $10.1 million recorded in fiscal 2000. This increase is due to:
      (1) a $1.1 million increase in occupancy cost as 3PF expanded its operations into a new facility late in fiscal 2000 to provide additional operating capacity for business growth; (2) a $4.5 million increase in freight cost in conjunction with the overall increase in business growth and revenue; and (3) a $4.3 million increase in warehouse labor cost in conjunction with the overall increase in business growth and revenue. As a percentage of total 3PF revenue, total cost of sales was 93% and 87% for fiscal 2001 and 2000, respectively. Selling and administrative expenses increased to $5.5 million in fiscal 2001 from $2.6 million in fiscal 2000, an increase of $2.9 million. As a percentage of total revenue, selling and administrative expenses increased to 23 percent for fiscal 2001 from 22 percent for the prior year. This $2.9 million increase was due to increased compensation, advertising, travel and entertainment expenses, depreciation and other costs as the Company invested in the overhead infrastructure to support growth in its business. Additionally, the Company recognized $0.9 million in bad debt expense during fiscal 2001 primarily relating to a customer that filed for bankruptcy. The Company anticipates its selling and administrative expenses to moderate or lessen in the future in conjunction with the overall size of business it is operating.

            As a result of the foregoing factors, for the fiscal year ended March 31, 2001, 3PF recorded a pre-tax loss of $3.8 million, or 16 percent of total revenue. This compares with pre-tax loss of $1.1 million, or 9 percent of total revenue, in fiscal 2000.

            Total revenue from BlowOut Video, Inc. increased to $11.7 million in fiscal 2001 from $9.5 million in fiscal 2000, an increase of $2.2 million, or 23 percent. Cost of sales was $8.7 million, an increase of $2.7 million over the $6.0 million recorded in fiscal 2000. Total cost of sales as a percentage of total revenue was 74% and 63% for fiscal 2001 and 2000, respectively. As a result, the gross margin decreased to 26% in fiscal 2001 from 37% in fiscal 2000. Selling and administrative expenses increased to $3.6 million in fiscal 2001 from $3.0 million in fiscal 2000, an increase of $0.6 million. As a percentage of total revenue for BlowOut Video, Inc., selling and administrative expenses decreased to 31 percent for fiscal 2001 from 32 percent for the prior year.

            For the fiscal year ended March 31, 2001, BlowOut Video, Inc. recorded a pre-tax loss of $0.7 million, or 6 percent of total revenue. This compares with pre-tax income of $0.2 million, or 2 percent of total revenue, in fiscal 2000.


            As a result of the above, for the fiscal year ended March 31, 2001, the Company recorded a consolidated pre-tax loss from continuing operations of $12.1 million, or 10 percent of total consolidated revenue, compared to consolidated pre-tax income from continuing operations of $1.5 million, or 1 percent of total consolidated revenue, in the prior fiscal year. This decrease is due primarily to the increase in selling and administrative expenses from the PPT System and 3PF business, as well as the decrease in the litigation gain from fiscal 2000, offset by an increase in the gross margin from the Company's operations, as noted above.

            The consolidated effective tax rate providing the tax benefit for continuing operations for fiscal 2001 was 37.3%, compared to a consolidated effective tax rate of 30.0% providing the tax provision for fiscal 2000. The Company expects to benefit from the tax benefit created in fiscal 2001, by net operating loss carryforwards, in future periods.

      Fiscal 2000 Compared to Fiscal 1999

      Continuing Operations - Domestic PPT Operations and Other
      Continuing Subsidiaries

            For the year ended March 31, 2000, the Company's total consolidated revenue decreased $10.4 million to $113.4 million from $123.8 million in the prior year. The decrease in total revenue was primarily due to lower revenues from the Company's core PPT System business. The decrease in PPT revenue resulted primarily from the following: (i) a reduction in the total number of Cassettes leased under the PPT System, (ii) an increase in incentives offered by the Company to entice retailers to order more product; (iii) an increase in various "copy depth" programs; (iv) an increase in studio direct revenue-sharing arrangements with the larger video store chains; and (v) the loss of some customers due to continuing industry consolidation.

            For the PPT business in fiscal 2000, application-fee revenue was $0.3 million compared to $0.4 million in the prior year. During the year order processing-fee revenue increased to $23.1 million from $22.4 million in fiscal 1999, an increase of $0.7 million, or 3 percent. Transaction-fee revenue totaled $62.4 million, a decrease of $10.4 million, or 14 percent, from $72.8 million the previous year. Sell-through revenue was $7.8 million in fiscal 2000 as compared to $11.3 million in fiscal 1999, a decrease of $3.5 million, or 31 percent.

            Royalty revenue from Rentrak Japan decreased to $1.8 million during fiscal 2000 from $2.2 million the previous year. This decrease was due to a one time royalty payment from Rentrak Japan of $1.0 million in January 1999, which was partially offset by an increase in fiscal 2000 royalties due to increased revenues generated by Rentrak Japan and a one-time royalty payment of $0.5 million received from Rentrak Japan.

            Consolidated cost of sales in fiscal 2000 decreased to $91.7 million from $103.9 million the prior year, a decrease of $12.2 million. The change is primarily due to the factors that led to changes in revenue noted above. In fiscal 2000, the Company's gross profit margin increased to 19 percent from 15 percent the previous year, excluding the $1.0 million royalty payment from Rentrak Japan.

            Consolidated selling and administrative expenses were $26.4 million in fiscal 2000 compared to $16.0 million in fiscal 1999. This increase of $10.4 million, or 65 percent, was primarily due to (i) increased reserves related to an outstanding receivable account and writeoffs of other assets for a total of approximately $9.0 million in the fourth quarter of fiscal 2000; (ii) increased compensation and occupancy costs associated with the expanding fulfillment and order processing business; and (iii) increased advertising expenditures.

            In January 2000, the Company recorded a gain of approximately $7.8 million as a result of settling litigation with Hollywood Entertainment.

            Other income decreased from $0.6 million in fiscal 1999 to an expense of $1.5 million for fiscal 2000, a decrease of $2.1 million. This decrease is primarily due to the loss on sale of investments recognized in fiscal 2000 of approximately $1.2 million compared to a gain on sale of investments in fiscal 1999 of approximately $0.5 million.

            For the fiscal year ended March 31, 2000, the Company recorded a consolidated pre-tax income from continuing operations of $1.5 million, or 1 percent of total revenue, compared to $3.3 million of pre-tax income from continuing operations, or 3 percent of total revenue, in the prior fiscal year. This decrease is due primarily to the increase in selling and administrative expenses as noted above offset by the net gain on litigation settlement.

            The consolidated effective tax rate providing the tax provision for continuing operations for fiscal 2000 was 30.0%, compared to a consolidated effective tax rate of 39.0% providing the tax provision for fiscal 1999.

            Included   in  the  amounts   above  are  the  results   from  other
      subsidiaries, primarily the operations of 3PF and BlowOut Video, Inc.

            Total revenues from 3PF increased to $11.6 million at March 31, 2000 compared to $10.5 million at March 31, 1999, an increase of $1.1 million. This increase was primarily due to increased volume from existing customers. Cost of sales was $10.1 million, an increase of $1.7 million over the $8.4 million recorded in fiscal 1999. This increase is due to the increase in freight and warehouse labor due primarily to the increase in revenue as noted above. Selling and administrative expenses increased to $2.6 million in fiscal 2000 from $1.2 million in fiscal 1999, an increase of $1.4 million. As a percentage of total 3PF revenue, selling and administrative expenses increased to 22 percent for fiscal 2000 from 11 percent for the prior year. This increase was due to increased compensation, advertising and travel and entertainment expenses. These costs increased primarily due to expanded sales and marketing efforts.

            As a result of the foregoing factors, for the fiscal year ended March 31, 2000, 3PF recorded a pre-tax loss of $1.0 million, or 9 percent of total revenue. This compares with pre-tax income of $0.6 million, or 6 percent of total revenue, in fiscal 1999.

            Total revenues from BlowOut Video, Inc. increased to $9.5 million in fiscal 2000 from $8.4 million in fiscal 1999, an increase of $1.1 million, or 13 percent. Cost of sales was $6.0 million, an increase of $0.8 million over the $5.2 million recorded in fiscal 1999. Selling and administrative expenses increased to $3.0 million in fiscal 2000 from $2.4 million in fiscal 1999, an increase of $0.6 million. As a percentage of total revenue, selling and administrative expenses increased to 32 percent for fiscal 2000 from 29 percent for the prior year. These increases were primarily the result of opening three new stores during fiscal 2000.

            For the fiscal year ended March 31, 2000, BlowOut Video, Inc. recorded pre-tax income of $0.2 million, or 2 percent of total revenue. This compares with pre-tax income of $0.7 million, or 8 percent of total revenue, in fiscal 1999.

      Discontinued Operations

            On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of its then subsidiary BlowOut Entertainment, Inc. ("BlowOut"). BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements. During the fiscal year ended March 31, 2000, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance that was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated income statement.

      FINANCIAL CONDITION

            At March 31, 2001, total assets were $39.1 million, a decrease of $11.4 million from $50.5 million a year earlier. The Company had $3.3 million of cash on hand at March 31, 2001, including $1.0 million of restricted cash, compared to $4.0 million at March 31, 2000. Accounts receivable decreased $10.6 million from $21.8 million at March 31, 2000 to $11.2 million at March 31, 2001, primarily due to: (1) the write off of amounts owing from two customers in the Retailer Financing Program totaling approximately $5.2 million and various other customer account write-offs during the quarter ended September 30, 2000; (2) the provision of a specific customer allowance in the amount of approximately $0.7 million for the anticipated non-collection of one of 3PF's trade accounts due the Company as the result of a bankruptcy filing by a customer during the quarter ended December 31, 2000; (3) the recording of a provision for an allowance totaling approximately $0.3 million for the quarter ended December 31, 2000 for the anticipated non-collection of other customer accounts of the PPT business and 3PF, based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers; (4) the receipt of an approximate $2.5 million payment from a customer on its account during the quarter ended March 31, 2001 in conjunction with the settlement of an agreement; and (5) continual improvement in collections from customers.

      Notes receivable decreased to $0 at March 31, 2001 due to a payment of $4.16 million, including interest, received by the Company in July 2000 from a customer pursuant to the settlement of a claim. Property and equipment increased $1.8 million from $2.6 million at March 31, 2000 to $4.4 million at March 31, 2001, primarily due to acquisitions of equipment by 3PF. Total deferred tax assets increased $4.5 million from $5.2 million at March 31, 2000 to $9.7 million at March 31, 2001, primarily due to the tax loss carryforward created from the loss from continuing operations during the quarter ended September 30, 2000. The Company believes it will realize this deferred tax asset in future periods. Other assets decreased $1.5 million from $3.6 million at March 31, 2000 to $2.1 million at March 31, 2001 primarily due to the sale of some of the Company's investments.

            At March 31, 2001, total liabilities were $27.7 million, a decrease of $4.7 million from $32.4 million at March 31, 2000. The line of credit increased to $1.9 million at March 31, 2001 from $0 at March 31, 2000 primarily due to working capital requirements. Accounts payable decreased $5.5 million from $24.2 million at March 31, 2000 to $18.7 million at March 31, 2001, primarily due to payments owing to the Company's product suppliers made during the quarter ended June 30, 2000. Note payable decreased to $0 at March 31, 2001 due to the payoff of a promissory note to a former director of the Company during the quarter ended September 30, 2000. Total deferred revenue decreased approximately $1.6 million from $3.2 million at March 31, 2000 to $1.6 million at March 31, 2001, due to the recognition of earnings in accordance with agreements with related party organizations and customers.

      Accordingly, at March 31, 2001, stockholders' equity was $11.4 million, a decrease of $6.7 million from $18.1 million at March 31, 2000. Most of this decrease in stockholders' equity is attributable to the consolidated net loss of $7.6 million for fiscal 2001.

      LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2001, the Company had cash and other liquid investments of $3.3 million, including $1.0 million of restricted cash, compared to $4.0 million at March 31, 2000. At March 31, 2001 the Company's current ratio (current assets/current liabilities) was 1.14 compared to 1.32 a year earlier.

            In May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the credit line is payable monthly at the bank's prime rate plus 1/4 percent (8.25 percent at March 31, 2001). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. The agreement expires in May 2005. The Company has determined that it is out of compliance with the three financial covenants as of March 31, 2001. The Company has obtained waivers of compliance for these three financial covenants as of March 31, 2001 and for the twelve month period then ended. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, if necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive future waivers and/or modifications, if necessary, and also believes it will have sufficient cash resources to repay all outstanding borrowings as due. The Company received a $2.5 million payment on account from a customer on March 31, 2001, as well as it received a $5.65 million payment from Rentrak Japan in a transaction consummated in April 2001 (See Note 14 of the Notes to the Consolidated Financial Statements). At March 31, 2001, the Company had $1.9 million of outstanding borrowings under this agreement.

            In 1992,  the Company  established  a Video  Retailer  Loan  Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had the potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan to and/or an equity investment in the Participating Retailer. In some cases, the Company obtained a warrant to purchase stock in the Participating Retailer. As part of such financing, the retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5-20 years). Under these agreements, Participating Retailers were typically required to obtain all of their requirements of Cassettes offered under the PPT System or obtain a minimum amount of Cassettes based on a percentage of the retailer's revenues. Notwithstanding the long term nature of such agreements, both the Company and the Participating Retailer retained the right to terminate such agreement upon 30-90 days' prior written notice in certain circumstances.

            During the three month period ended September 30, 2000, the Company announced the discontinuance of new financings under this program. Write-offs of assets associated with this program during the three month period ended September 30, 2000 were $6.1 million, including $4.4 million due to the Company from Video Update, Inc. The Company continues to seek to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

            The Company was the principal creditor of BlowOut, which filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut (the "Guarantee"). BlowOut had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at
      14.525 percent per annum. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility. As the proceeds from the sale of the BlowOut assets in May 1999 in the bankruptcy proceeding were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under the Credit Facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of March 31, 2001, the balance owing under this obligation was approximately $300,000. The payments, as made, will be recorded as a reduction of "net current liabilities of discontinued operations" on the Company's balance sheet.

            The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. Based on the Company's current budget and projected cash needs, the Company believes these available sources of liquidity will be sufficient to fund the Company's operations for the fiscal year ending March 31, 2002.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
      RISK

            The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and
      Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at March 31, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Index to Consolidated Financial Statements


          Item                                                        Page
          ----                                                        ----
          Report of Independent Public                                 25
           Accountants

          Consolidated Balance Sheets as of March 31, 2001             26
           and 2000

          Consolidated Statements of Operations for the Years          28
           Ended March 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity              29
           for the Years Ended March 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years          30
           Ended March 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements                   32

          Financial Statement Schedules --                             51
           Schedule II


          Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Public Accountants

To Rentrak Corporation:

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Rentrak
Corporation (an Oregon corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                /s/ Arthur Andersen LLP



Portland, Oregon
May 23, 2001

Rentrak Corporation and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2001 and 2000



                                     ASSETS

                                                                        2001          2000
                                                                     ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          $3,322,917    $4,028,271
  Accounts receivable, net of allowance for doubtful accounts
   of $2,090,075 and $836,945                                        11,151,817    21,820,168
  Advances to program suppliers                                       1,328,165     2,982,766
  Inventory                                                           3,514,354     3,889,603
  Income tax receivable                                                 279,160       169,300
  Deferred income taxes                                               7,319,266     1,878,113
  Notes receivable                                                            -     4,061,618
  Other current assets                                                3,291,915     1,757,081
                                                                     ----------    ----------
            Total current assets                                     30,207,594    40,586,920
                                                                     ----------    ----------

PROPERTY AND EQUIPMENT, net                                           4,439,773     2,642,700

OTHER INVESTMENTS, net                                                        -       302,481

DEFERRED INCOME TAXES                                                 2,419,634     3,346,212

OTHER ASSETS                                                          2,059,247     3,595,041
                                                                     ----------     ---------
            Total assets                                            $39,126,248   $50,473,354
                                                                     ==========    ==========

                                                                   (Continued)

Rentrak Corporation and Subsidiaries

As of March 31, 2001 and 2000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    2001            2000
                                                                 ---------       ----------

CURRENT LIABILITIES:
  Line of credit                                               $ 1,917,705      $         -
  Accounts payable                                              18,699,289       24,162,040
  Accrued liabilities                                            3,418,043        2,645,567
  Accrued compensation                                           1,127,785        1,476,703
  Deferred revenue                                               1,245,643        1,500,262
  Note payable                                                           -          500,000
  Net current liabilities of discontinued operations               156,046          430,923
                                                                ----------       ----------
            Total current liabilities                           26,564,511       30,715,495
                                                                ----------       ----------

LONG-TERM LIABILITIES:
  Deferred revenue                                                 379,104        1,677,272
  Other                                                            795,875                -
                                                                ----------       ----------
                                                                 1,174,979        1,677,272
                                                                ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; authorized: 10,000,000
   shares                                                                -                -
  Common stock, $.001 par value; authorized: 30,000,000
   shares; issued and outstanding: 12,235,621 shares in 2001
   and 10,514,561 shares in 2000                                    12,236           10,515
  Capital in excess of par value                                52,471,599       44,445,199

  Notes receivable                                              (7,728,186)               -
  Cumulative other comprehensive loss                              (49,572)        (264,684)

  Accumulated deficit                                          (32,904,319)     (25,326,951)
  Deferred charge - warrants                                      (415,000)        (783,492)
                                                                ----------       ----------
            Total stockholders' equity                          11,386,758       18,080,587
                                                                ----------       ----------
            Total liabilities and stockholders' equity         $39,126,248      $50,473,354
                                                                ==========       ==========

The accompanying notes are an integral part of these consolidated balance sheets.

Rentrak Corporation And Subsidiaries

Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2001, 2000 and 1999


                                   Common Stock                                             Cumulative
                                ----------------------       Capital In                     Other
                                   Number of                 Excess of       Notes          Comprehensive      Accumlated
                                   Shares      Amount        Par Value       Receivable     Income (Loss)      Deficit
                                ------------   -------       ----------      ----------     -------------      ----------

BALANCE AT MARCH 31, 1998        10,986,455    $10,987       $45,365,298              -        $54,645        $(30,794,263)

  Repurchase of common stock       (592,484)      (593)       (1,964,622)             -              -                   -
  Issuance of common stock under
   employee stock option plans       45,977         46           118,375              -              -                   -
  Net income                              -          -                 -              -              -           2,042,506
  Change in unrealized gain
   (loss) on investment
   securities, net of tax                 -          -                 -              -         83,102                   -

        Total comprehensive income
  Income tax benefit from stock
   option exercise                        -          -            41,428              -              -                   -
  Issuance of warrants                    -          -            84,000              -              -                   -
  Amortization of warrants                -          -                 -              -              -                   -
                                 ----------   --------        ----------      ----------     -------------      ----------
BALANCE AT MARCH 31, 1999        10,439,948    10,440         43,644,479              -        137,747         (28,751,757)

  Issuance of common stock under
   employee stock option plans       74,613        75            228,882              -              -                   -
  Net income                              -         -                  -              -              -           3,424,806
  Change in unrealized gain
   (loss) on investment
   securities, net of tax                 -         -                  -              -       (402,431)                  -
        Total comprehensive income

  Income tax benefit from stock
   option exercise                        -         -             27,699              -              -                   -
  Issuance of warrants                    -         -            544,139              -              -                   -
  Amortization of warrants                -         -                  -              -              -                   -
                                   ----------  --------       ----------      ----------     -------------      ----------
BALANCE AT MARCH 31, 2000          10,514,561  10,515         44,445,199              -       (264,684)        (25,326,951)

  Issuance of common stock under
   employee stock option plans      1,721,060   1,721          8,026,400     (7,728,186)             -                   -
  Net loss                                  -       -                  -              -              -          (7,577,368)
  Change in unrealized gain
   (loss) on investment
   securities, net of tax                   -       -                  -              -        215,112                   -
        Total comprehensive income

  Amortization of warrants                  -       -                  -              -              -                   -
                                   ----------  --------       ----------      ----------     -------------      ----------
BALANCE AT MARCH 31, 2001          12,235,621 $12,236        $52,471,599    $(7,728,186)      $(49,572)       $(32,904,319)
                                   ==========  ========       ==========      ==========     =============      ==========

                                   Deferred
                                   Charge                          Comprehensive
                                   Warrants           Total        Income (Loss)
                                   ----------         -----        -------------

BALANCE AT MARCH 31, 1998         $(1,382,542)     $13,254,125

  Repurchase of common stock                -       (1,965,215)
  Issuance of common stock under
   employee stock option plans              -          118,421
  Net income                                -        2,042,506      $2,042,506
  Change in unrealized gain
   (loss) on investment
   securities, net of tax                   -           83,102          83,102
                                                                     ---------
        Total comprehensive income                                  $2,125,608
                                                                     =========
  Income tax benefit from stock
   option exercise                          -           41,428
  Issuance of warrants                (84,000)               -
  Amortization of warrants            717,537          717,537
                                   ----------        ---------
BALANCE AT MARCH 31, 1999            (749,005)      14,291,904

  Issuance of common stock under
   employee stock option plans              -          228,957
  Net income                                -        3,424,806      $3,424,806
  Change in unrealized gain
   (loss) on investment
   securities, net of tax                   -         (402,431)       (402,431)
                                                                    ----------
        Total comprehensive income                                  $3,022,375
                                                                    ==========
  Income tax benefit from stock
   option exercise                          -           27,699
  Issuance of warrants               (544,139)               -
  Amortization of warrants            509,652          509,652
                                   ----------       ----------
BALANCE AT MARCH 31, 2000            (783,492)      18,080,587

  Issuance of common stock under
   employee stock option plans              -          299,935
  Net loss                                  -       (7,577,368     $(7,577,368)
  Change in unrealized gain
   (loss) on investment
   securities, net of tax                   -          215,112         215,112
                                                                    ----------
        Total comprehensive income                                 $(7,362,256)
                                                                    ==========
  Amortization of warrants            368,492          368,492
                                   ----------       ----------
BALANCE AT MARCH 31, 2001           $(415,000)     $11,386,758
                                   ==========       ==========

The accompanying notes are an integral part of these consolidated statements

Rentrak Corporation and Subsidiaries

Consolidated Statements of Operations
For the Years Ended March 31, 2001, 2000 and 1999



                                                           2001          2000           1999
                                                       -----------    -----------    -----------
REVENUES:
  PPT                                                  $82,773,886    $93,393,869    $106,406,342
  Other                                                 33,625,162     19,990,351      17,381,048
                                                       -----------    -----------     -----------
                                                       116,399,048    113,384,220     123,787,390
                                                       -----------    -----------     -----------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                         93,600,177     91,706,290     103,942,898
  Selling and administrative                            32,967,141     26,448,569      15,995,941
  Net (gain) expense from litigation settlement
   (Note 10)                                              (225,000)    (7,791,880)      1,099,154
                                                       -----------    -----------     -----------
                                                       126,342,318    110,362,979     121,037,993
                                                       -----------    -----------     -----------
            Income (loss) from operations               (9,943,270)     3,021,241       2,749,397
                                                       -----------    -----------     -----------
OTHER INCOME (EXPENSE):
  Interest income                                          307,240        743,464         429,830
  Interest expense                                        (768,599)      (669,373)       (381,825)
  Gain (loss) on investments                            (1,687,314)    (1,207,483)        549,103
  Other                                                          -       (385,986)              -
                                                       -----------    -----------     -----------
                                                        (2,148,673)    (1,519,378)        597,108
                                                       -----------    -----------     -----------
            Income (loss) from continuing operations
              before income tax benefit (provision)
              and gain from disposal of discontinued
              operations                               (12,091,943)     1,501,863       3,346,505

INCOME TAX BENEFIT (PROVISION)                           4,514,575       (450,559)     (1,303,999)
                                                       -----------    -----------     -----------
            Net income (loss) from continuing
            operations                                  (7,577,368)     1,051,304       2,042,506

GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS,
   INCLUDING INCOME TAX BENEFIT OF $483,502                      -      2,373,502               -
                                                       -----------    -----------     -----------
            Net income (loss)                         $ (7,577,368)   $ 3,424,806     $ 2,042,506
                                                       ===========    ===========     ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic-
   Continuing operations                              $       (.63)   $       .10     $       .19
   Discontinued operations                                       -            .23               -
                                                       -----------    -----------     -----------
            Net income (loss) per common share        $       (.63)   $       .33     $       .19
                                                       ===========    ===========     ===========
  Diluted-
   Continuing operations                              $       (.63)   $       .10     $       .18
   Discontinued operations                                       -            .22               -
                                                       -----------    -----------     -----------
            Net income (loss) per common share        $       (.63)   $       .32     $       .18
                                                       ===========    ===========     ===========


The accompanying notes are an integral part of these consolidated statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2001, 2000 and 1999

                                                                     2001              2000           1999
                                                                  ----------        ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(7,577,368)       $3,424,806     $2,042,506
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Gain on disposal of discontinued operations                           -        (2,373,502)             -
     (Gain) loss on investments                                      597,124         1,207,483       (549,103)
     Gain on litigation settlement                                         -        (7,791,880)             -
     Depreciation and amortization                                 1,266,515         1,780,966      1,286,515
     Write-off of intangibles                                              -           421,675              -
     Amortization of warrants                                        368,492           509,652        717,537
     Provision (credit) for doubtful accounts                      7,758,211         6,341,032       (125,000)
     Retailer financing program reserves                           1,333,191          (373,394)       141,698
     Reserves on advances to program suppliers                       106,781           110,918         17,596
     Deferred income taxes                                        (4,646,420)         (900,272)     1,176,909
     Net proceeds from litigation settlement                               -         1,847,505              -
     Change in assets and liabilities:
       Accounts receivable                                         4,184,677        (3,231,008)       778,471
       Advances to program suppliers                               1,547,820          (253,422)    (2,425,883)
       Inventory                                                     162,449        (1,084,620)      (377,807)
       Income tax receivable                                        (109,860)        2,864,901     (1,014,739)
       Notes receivable and other current assets                   2,106,259         1,227,099       (537,802)
       Accounts payable                                           (6,778,293)        7,233,746     (4,561,190)
       Accrued liabilities and compensation                          423,558           357,860        158,730
       Deferred revenue                                           (1,552,787)        3,077,119       (729,448)
       Other liabilities                                             795,875                -              -
                                                                  -----------      -----------     ----------
             Net cash provided by (used in)
              operating activities                                   (13,776)       14,396,664     (4,001,010)
                                                                  -----------      -----------     ----------

                                                                   (Continued)

Rentrak Corporation and Subsidiaries

For the Years Ended March 31, 2001, 2000 and 1999


                                                                      2001            2000          1999
                                                                   -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              $(2,947,219)    $(1,790,501)   $ (503,030)
  Investments in retailer financing program                                  -        (384,500)   (1,329,778)
  Proceeds from retailer financing program                                   -         228,539             -
  Purchases of investments                                                   -        (398,122)     (570,512)
  Proceeds from sale of investments                                  1,605,555         975,305     1,525,538
  Additions of other assets and intangibles                           (792,677)         (6,693)   (1,238,601)
                                                                   -----------     -----------     ---------
             Net cash used in investing activities                  (2,134,341)     (1,375,972)   (2,116,383)
                                                                   -----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                        1,917,705      (7,925,000)    1,925,000
  Net borrowing (payments) on notes payable                           (500,000)     (2,500,000)    3,000,000
  Repurchase of common stock                                                 -               -    (1,965,215)
  Issuance of common stock                                             299,935         228,957       118,421
                                                                   -----------     -----------     ---------
             Net cash provided by (used in)
              financing activities                                   1,717,640     (10,196,043)    3,078,206
                                                                   -----------     -----------     ---------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                  (430,477)      2,824,649    (3,039,187)

NET CASH USED IN DISCONTINUED OPERATIONS                              (274,877)       (942,341)   (1,176,530)
                                                                   -----------     -----------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (705,354)      1,882,308    (4,215,717)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       4,028,271       2,145,963     6,361,680
                                                                   -----------     -----------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $3,322,917      $4,028,271    $2,145,963
                                                                   ===========     ===========     =========


The accompanying notes are an integral part of these consolidated statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2001, 2000 and 1999


1. Business of the Companies, Summary of Significant Accounting Policies and Other Items


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

The Company's wholly owned subsidiary BlowOut Video, Inc. sells video cassettes and DVDs through its seven retail video stores that operate under the name of BlowOut Video.

Rentrak Japan

In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC), Rentrak's joint venture partner in Rentrak Japan, to develop the Company's PPT distribution and information processing business in certain markets throughout the world.

On June 16, 1994, the Company and CCC amended the agreement. Pursuant to this amendment, the Company receives a royalty of 1.67 percent for all sales of up to $47,905,000, plus one-half of one percent (0.5 percent) of sales greater than $47,905,000 in each fiscal year. In addition, the Company received a one-time royalty of $2 million, of which $1 million was paid in fiscal 1995 and $1 million was paid in fiscal 1999. The term of the Agreement was extended from the year 2001 to the year 2039. As of March 31, 2001, the Company owned approximately 9 percent of Rentrak Japan. In April 2001, the Company sold or agreed to sell all of its interest in Rentrak Japan (Note 14).

In December 1999, the Company received a prepayment of $2,500,000 in exchange for $4,000,000 of credit related to the annual royalty described above. This credit is being recognized in revenues as royalties are earned under the terms of the contract. As of March 31, 2001, $745,754 had been recorded as current deferred revenue on the accompanying consolidated balance sheet. As discussed in
Note 14, in April 2001, this contract was effectively terminated with Rentrak Japan forfeiting its rights to the prepayment.

Rentrak UK Limited

In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited (Rentrak
UK) to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK or nondelivery, by the Company to Rentrak UK of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67 percent of Rentrak UK's gross revenues from any and all sources. Rentrak UK was originally structured as a joint venture between the Company, which owned 25 percent, Columbus Holdings Limited, which owned 67 percent of the venture and Rentrak Japan, which owns 8 percent. On March 31, 1999, the Company acquired Columbus Holdings Limited's 67 percent interest, and now owns 92 percent of Rentrak UK. The acquisition, which was not material to the operations of the Company, was accounted for as a purchase. During fiscal 2000, Rentrak UK did not generate income or positive cash flow and, as a result, the Company wrote off its investment of $222,000 in that year. As of March 31, 2001, Rentrak UK continues to not generate income or positive cash flow. Management of the Company is evaluating Rentrak UK's operations and is exploring its options, including selling or closing down the operations. Management intends to make a decision in the second quarter of fiscal 2002.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20 percent to 50 percent are accounted for by the equity method.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others, reserves on financings under the retailer financing program investments (Note 4). Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. Included in cash and cash equivalents is $1,000,000 of restricted cash, as required by its bank, which is held in highly liquid investments. The classification of this cash is determined based on the expected term of the collateral requirement of the operating cash account.

Investment Securities

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent and ability to hold or trade the securities at time of purchase. Securities available for sale are stated on the balance sheet at their fair market value with an adjustment to stockholders' equity reflected in other comprehensive income (loss) as change in net unrealized gains and losses, net of tax. Securities held to maturity are stated at amortized cost.

Details of the proceeds from the sales of available for sale securities and realized gains and losses on sales of equity securities for the years ended March 31 are as follows:

                                                Gross         Gross
                                 Proceeds       Gains         Losses
                                 --------       -------       -------
                2001            $1,605,555      $ 9,570     $(606,694)

                2000               975,305      554,971      (121,105)

                1999             1,525,538      843,749      (294,646)

When, in management's opinion, available for sale securities have experienced an other than temporary decline, the amount of the decline in market value below cost is recorded in the statement of operations as a loss on investments.

In fiscal year 2000, management determined that certain investments had incurred unrealized losses resulting from other than temporary declines in market value below the cost of the investments. Unrealized losses from other than temporary decline in market value of $1,245,157 were recorded in gain (loss) on investments in the March 31, 2000 consolidated statement of operations. There were no unrealized losses from other than temporary declines in market value recognized in the March 31, 2001 and 1999 consolidated statements of operations.

Financial Instruments

A financial instrument is cash or a contract that imposes or conveys a contractual obligation or right, to deliver or receive, cash or another financial instrument. The estimated fair value of all material financial instruments, including retailer financing program notes receivable, approximated their carrying values at March 31, 2001 and 2000.

Inventory

Inventory consists of videocassettes, digital video discs (DVDs), and other home entertainment products held for sale and is carried at the lower of cost (first-in, first-out method) or market value.

Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter.

Intangibles and Other Long-Lived Assets

The Company reviews its intangible and other long-lived assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangible and other long-lived assets may not be recoverable. The Company estimates the sum of expected future undiscounted preinterest expense net cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of intangible and other long-lived assets, the Company will recognize an impairment loss in an amount necessary to write down intangible and other long-lived assets to a fair value as determined from expected discounted future cash flows.

Revenue Recognition

The PPT agreements generally provide for a one-time initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailer upon renting the video cassettes to their customers. The Company recognizes order-processing fees as revenue when the video cassettes are shipped to the retailers and recognizes transaction fees when the video cassettes are rented to consumers.

When the Company's total revenue is fixed, determinable and billable at time of shipment of video cassettes to the retailers, deferred revenue is recorded and recognized as revenue in the statements of operations when the video cassettes are rented to consumers. The corresponding obligation for their share of the fees due to program suppliers is recorded as cost of sales when the revenue is recognized with a corresponding liability recorded as accounts payable. The Company also may charge retailers an application fee upon admission to the PPT program. This fee is recognized as PPT revenue when the application to participate in the PPT program is approved.

Revenues derived from fulfillment activities are recognized when products are shipped and/or services are provided.

During fiscal 2000, the Company received a $2,500,000 prepayment from a customer in exchange for $4,000,000 in credit related to a long-term agreement. This prepayment related to periods subsequent to March 31, 2000 and has therefore been recorded as deferred revenue on the accompanying consolidated balance sheet. Deferred revenue will be recognized in future periods as revenues are earned under the terms of the contract. Stockholders and directors, or their families owned interests in several stores participating in the PPT program through fiscal 2000. The Company realized revenues from these stores of approximately $47,000 and $99,000 during fiscal 2000 and 1999, respectively.

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

The weighted average number of shares of common stock and common stock equivalents and net income (loss) used to compute basic and diluted earnings
(loss) per share for the years ended March 31 were calculated as follows:

                                                   2001                        2000                      1999
                                              ----------------           -----------------         -----------------
                                              Basic    Diluted           Basic     Diluted         Basic     Diluted
                                              ------  --------           ------   --------         ------   --------
Weighted average number of
  shares of common stock
  outstanding used to
  compute basic earnings
  (loss) per common share                  11,985,023 11,985,023       10,477,334  10,477,334     10,775,126 10,775,126
Dilutive effect of
  exercise of stock options                         -          -                -     281,787              -    291,017
                                           ---------- ----------       ----------  ----------     ---------- ----------
Weighted average number of
 shares of common stock used
 to compute diluted earnings
 (loss) per common share outstanding
 and common stock equivalents              11,985,023 11,985,023       10,477,334  10,759,121     10,775,126 11,066,143
                                           ========== ==========       ==========  ==========     ========== ==========

Net income (loss) used in basic
 and diluted earnings (loss) per
 common share:
   Continuing operations                  $(7,577,368)(7,577,368)      $1,051,304  $1,051,304     $2,042,506 $2,042,506
   Discontinued operations                          -          -        2,373,502   2,373,502              -          -
                                           ---------- ----------       ----------  ----------     ---------- ----------
      Net income (loss)                   $(7,577,368)(7,577,368)      $3,424,806  $3,424,806     $2,042,506 $2,042,506
                                           ========== ==========       ==========  ==========     ========== ==========

Earnings (loss) per common share:
   Continuing operations                  $     (0.63)     (0.63)      $     0.10  $     0.10     $     0.19 $     0.18
   Discontinued operations                          -          -             0.23        0.22              -          -
                                           ---------- ----------       ----------  ----------     ---------- ----------
      Earnings (loss) per
        common share                      $     (0.63)$    (0.63)      $     0.33  $     0.32     $     0.19 $     0.18
                                           ========== ==========       ==========  ==========     ========== ==========

Options and warrants to purchase approximately 3,200,000, 4,400,000 and 4,400,000 shares of common stock were outstanding during the years ended March 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants were greater than the average market price of the common shares.

Advertising Expense

Advertising expense, net of advertising reimbursements, totaled approximately $492,000, $952,000 and $641,000 for the years ended March 31, 2001, 2000 and
1999, respectively.

Statements of Cash Flows

The Company had the following transactions for the years ended March 31:

                                                                   2001              2000          1999
                                                                -----------       ----------     ---------
CASH PAID (RECEIVED) FOR:
  Interest                                                      $  253,211        $  656,723     $ 328,802
  Income taxes, net of refunds                                     111,701        (1,645,085)     (493,645)

NONCASH FINANCING AND INVESTING ACTIVITIES:
  Reclassification of accounts receivable to other
    assets and other investments                                         -         1,023,794       269,775
  Issuance of warrants                                                   -          (544,139)      (84,000)
  Tax benefit from stock option exercises                                -           (27,699)      (41,428)
  Receipt of note receivable in litigation settlement                    -         4,000,000             -
  Receipt of common stock in litigation settlement                       -         1,944,375             -
  Change in unrealized gain (loss) on investment securities,
   net of tax                                                       215,112         (402,431)       83,102
  Notes issued, net of cancellations for common stock             7,728,186                -             -

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
(SFAS  130).  The  Company  has  adopted  SFAS 130.  The  statement  establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of the Company's comprehensive income (loss) consist of the change in unrealized gain (loss) on investment securities (net of tax), net of the reclassification adjustment for gains (losses) included in net income (loss) as of March 31 is as follows:

                                                                        2001             2000            1999
                                                                      ---------       ----------       ---------

Holding gains (losses) arising during the period, net of tax          $(12,470)       $(534,988)        $291,761
Less- Reclassification adjustment for gains (losses)
  included in net income (loss), net of tax                           (227,582)        (132,557)         208,659
                                                                      --------         --------          -------
Change in unrealized gain (loss) on investment securities,
  net of tax                                                          $215,112        $(402,431)        $ 83,102
                                                                      ========         ========          =======

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.   Investment Securities

The carrying value and estimated fair value of marketable securities at March 31 were as follows:

                              Carrying          Unrealized         Unrealized
                               Value            Gross Gain          Gross Loss       Fair Value
                              --------          ----------         -----------       ----------
As of March 31, 2001:
  Available for sale-
    Noncurrent:
     Corporate securities    $  143,309          $      13           $ (79,969)      $   63,353
                               ========           ========            ========         ========
As of March 31, 2000:
  Available for sale-
    Noncurrent:
     Corporate securities    $2,335,290          $  30,319           $(457,233)      $1,908,376
                              =========           ========            ========        =========

Investment   securities  that  have  limited  marketability  are  classified  as noncurrent as it is management's intent not to dispose of the securities within one year.

3.   Property and Equipment

Property and equipment, at cost, consists of:

                                              March 31,
                                       ------------------------
                                            2001       2000
                                       -----------  -----------

        Furniture and fixtures         $8,532,210   $7,054,568
        Machinery and equipment         1,875,159      438,312
        Leasehold improvements          2,092,844    2,060,114
                                       -----------  -----------
                                       12,500,213    9,552,994
        Less- Accumulated depreciation (8,060,440)  (6,910,294)
                                       -----------  -----------
                                       $4,439,773   $2,642,700
                                       ===========  ===========

4.   Retailer Financing Program

In 1992, the Company established a retailer financing program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. In connection with these financings, the Company typically made a loan and/or equity investment in the Participating Retailer. In some cases, the Company obtained a warrant to purchase stock in the Participating Retailer. As part of such financings, the Participating Retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5-20 years). These financings are speculative in nature and involve a high degree of risk and no assurance of a satisfactory return on investment can be given.

The loans are reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). A valuation allowance has been established for the amount by which the recorded investment in the loan exceeds the measure of the impaired loan. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. The amounts the Company could ultimately receive could differ materially in the near-term from the amounts assumed in establishing the reserves. During the fiscal year 2001, the Company discontinued new financings under this retailer financing program. Write-offs of assets associated with this program during the fiscal year 2001 were $6.1 million, including $4.4 million of related accounts receivable due to the Company from Video Update, Inc. The Company seeks to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

At March 31, 2001 the Company had invested or loaned approximately $6,600,000 under the program and had provided reserves of approximately $6,600,000. At March 31, 2000 the Company had invested or loaned approximately $6,600,000 under the program and had provided reserves of approximately $5,700,000. These balances are included in other assets.

The activity in the total reserves for the retailer financing program is as follows for the fiscal years ended March 31:

                                                   2001             2000
                                                -----------      -----------

        Beginning balance                       $5,684,183        $9,575,688
        Additions to reserve                       925,216         1,245,157
        Write-offs                                       -        (5,115,665)
        Recoveries                                 (10,885)          (20,997)
                                                 ---------         ---------
        Ending balance                          $6,598,514        $5,684,183
                                                 =========         =========

A substantial portion of the write-offs in fiscal 2000 related to assets which were fully reserved in prior years.

5.   Line of Credit

In May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85 percent of the net amount of eligible accounts receivable. Interest under the line is payable monthly at the bank's prime rate plus 1/4 percent (8.25 percent at March 31, 2001). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring:
(1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other restrictions. This agreement expires in May 2005. Based upon the financial results reported as of March 31, 2001 and the year then ended, the Company has determined it is out of compliance with the three financial covenants at March 31, 2001. The Company has obtained waivers of compliance for these three financial covenants as of March 31, 2001 and for the year then ended. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, if necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive future waivers and/or modifications, if necessary, and will have sufficient cash resources to repay all outstanding borrowings as due. At March 31, 2001, the Company had $1,917,705 outstanding borrowings under this agreement.

6.   Related Party Note Payable

On January 29, 1998, the Company entered into a $3,000,000 unsecured note payable with a director of the Company. The 10 percent interest-bearing note was repaid in full in January 2000. During fiscal 2000, the Company's subsidiary, Blowout Video Holding Company, entered into a $3,000,000 line of credit with the same director of the Company. The line expires in August 2002 and bears interest at prime plus 1 1/2 percent (9.5 percent at March 31, 2001). The line is secured by substantially all the assets of BlowOut Video Holding Company. At March 31, 2001 and 2000, the Company had $0 and $500,000 outstanding under this agreement, respectively.

7.   Income Taxes

The provision (benefit) for income taxes is as follows for the years ended March 31:

                                                     2001       2000      1999
                                                   ----------  --------   --------
        Current tax provision:
          Federal                                  $       -   $      -   $      -
          State                                            -    125,192          -
                                                  ----------   --------   --------
                                                           -    125,192          -
        Deferred tax (benefit) provision          (4,514,575)   325,367  1,303,999
                                                   ----------  --------  ---------
        Income tax (benefit) provision           $(4,514,575)  $450,559 $1,303,999
                                                   =========   ========  =========

The reported provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision (benefit) for income taxes as follows for the fiscal years ended March 31:

                                                    2001       2000      1999
                                                 ----------  --------   --------

        Provision (benefit) computed at
         statutory rates                        $(4,111,261) $ 510,633  $1,137,812
        State taxes, net of federal benefit        (468,098)    59,474     133,860
        Amortization of warrants                    140,027    193,667     272,664
        Recognition of net operating loss
         carryforward                                     -   (131,507)          -
        Other                                       (75,243)  (181,708)   (240,337)
                                                 ----------   --------   ---------
                                                $(4,514,575) $ 450,559  $1,303,999
                                                 ==========   ========   =========

Deferred tax assets and (liabilities) from continuing operations are comprised of the following components at March 31, 2001 and 2000:

                                                         2001         2000
                                                      ----------    ---------
Deferred tax assets:
   Current-
    Allowance for doubtful accounts                   $ 449,138     $ 78,113
    Program supplier reserves                           520,614            -
    Foreign tax credit                                  500,000      823,559
    Net operating loss carryforward                   4,616,162            -
    Unrealized loss on investments                      119,015            -
    Capital loss carry forward                          279,407      327,749
    Deferred revenue                                    473,453      570,100
    Other                                               361,477       78,592
                                                      ---------    ---------
Total current deferred tax assets                     7,319,266    1,878,113
                                                      ---------    ---------
   Noncurrent-
    Depreciation                                        445,631      423,846
    Retailer financing program reserve                  671,689      320,107
    Program supplier reserves                                 -      484,910
    Unrealized loss on investments                       30,384      299,296
    Foreign tax credit                                1,000,000    1,000,000
    Deferred revenue                                    144,060      637,361
    Other                                               127,870      180,692
                                                      ---------    ---------
Total noncurrent deferred tax assets                  2,419,634    3,346,212
                                                      ---------    ---------
Total deferred tax assets                            $9,738,900   $5,224,325
                                                      =========    =========

As of March 31, 2001, the Company has estimated NOL carryforwards for federal income tax return purposes of approximately $12,100,000, which expire in 2021. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the Company will ultimately realize all of its deferred tax assets.

8.   Stockholders' Equity

Stock Options and Warrants

Effective March 31, 1997, the Company adopted the 1997 Non-Officer Employee Stock Option Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 750,000. In August 1997, the Company adopted the 1997 Equity Participation Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 1,600,000. The plans are administered by the Stock Option Committee of the Board which determines the terms and conditions of options issued under the plans. Options granted to date under the plans become exercisable over four to five years and expire ten years after date of grant. As of March 31, 2001, the Company had 360,163 and 533,116 options available to be granted under the 1997 Non-Officer Employee Stock Option Plan and 1997 Equity Participation Plan, respectively.

The Company has elected to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense has been recognized because the option price equals the market price of the

Company's stock at the grant date of the options. The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2001, 2000 and 1999, using the Black-Scholes option pricing model as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," and the following assumptions:

                                         2001          2000         1999
                                       --------      --------      -------

        Risk-free interest rate      4.77 - 6.82 %  5.37  - 6.91% 4.46 - 6.03%
        Expected dividend yield           0%             0%            0%
        Expected lives               5 - 10 years    5 - 10 years  5 - 10 years
        Expected volatility             78.21%         72.20%        68.94%


Using the Black Scholes methodology, the total value of options granted during fiscal years 2001, 2000 and 1999 was approximately $1,524,000, $2,560,000 and
$4,633,000, respectively, which would be amortized on a pro forma basis over the vesting period of the option. The weighted average fair value of options granted during the years ended March 31, 2001, 2000 and 1999 was $3.82, $4.03 and $5.04, respectively. Options to purchase 1,026,899, 2,494,190 and 2,006,932 shares of common stock were exercisable at March 31, 2001, 2000 and 1999, respectively. These exercisable options had weighted average exercise prices of $4.39, $4.70 and $4.57 at March 31, 2001, 2000 and 1999, respectively.

Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS 123, the Company's net income (loss) and basic and diluted earnings (loss) per common share reflected on the March 31, 2001, 2000 and 1999 statements of operations would have been the following unaudited pro forma amounts:

                                                 2001             2000            1999
                                              -----------      -----------     ----------
Net income (loss)
   As reported                                $(7,577,368)     $3,424,806      $2,042,506
   Pro forma                                   (8,156,972)      2,293,758          95,767

Basic earnings (loss) per share
   As reported                                $      (.63)     $      .33      $      .19
   Pro forma                                         (.68)            .22             .01

Diluted earnings (loss) per share
   As reported                                $      (.63)     $      .32      $      .18
   Pro forma                                         (.68)            .21             .01

The table below summarizes the plans' activity:

                                                       Options Outstanding
                                                --------------------------------
                                                                    Weighted
                                                 Number of           Average
                                                 Shares           Exercise Price
                                                -------------  -----------------
        Balance at March 31, 1998                 2,825,325           $4.60

        Granted-
           Option price = fair market value         919,216            5.04
         Exercised                                  (45,977)           2.77
         Canceled                                  (252,458)           4.77
                                                -----------           -----
        Balance at March 31, 1999                 3,446,106            4.73

         Granted-
         Option price = fair market value           607,837            3.97
         Option price > fair market value            15,000            7.38
         Option price < fair market value            12,500            2.81
        Exercised                                   (74,613)           3.08
        Canceled                                   (147,128)           5.75
                                                -----------           -----
        Balance at March 31, 2000                 3,859,702            4.60

        Granted-
          Option price = fair market value          393,575            3.80
           Option price > fair market value           5,420            4.61
         Exercised                               (1,721,060)           4.67
         Canceled                                  (872,948)           5.12
                                                -----------           -----
        Balance at March 31, 2001                 1,664,689           $4.07
                                                ===========           =====

The following table summarizes information about stock options outstanding at March 31, 2001:

                                Options Outstanding                               Options Exercisable
                      -------------------------------------------------------  -------------------------
                         Outstanding                              Weighted      Exercisable     Weighted
     Range of               as of         Weighted Average         Average         As of         Average
     Exercise             March 31,         Remaining             Exercise       March 31,      Exercise
      Prices                2001          Contractual Life          Price          2001          Price
  ---------------     -----------------  ---------------------  -------------  -------------   ---------
   $1.00 - $2.59          45,000                9.8                $2.19                 -         $0.00
    2.60 -  6.49       1,609,689                5.2                 4.09         1,016,899          4.34
    6.50 -  9.78          10,000                8.3                 9.50            10,000          9.50
                      --------------                            -------------
    1.00 -  9.78       1,664,689                5.4                 4.07         1,026,899          4.39
                      ==============                            =============

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

In March 1998, the Company agreed to issue warrants to buy up to 1,000,000 shares of the Company's common stock at an exercise price of $6.59 per share, which exceeded market value at date of grant. The warrants were issued in connection with entering into a long-term agreement with a customer. These warrants expired unexercised in March 2000.

All warrants which the Company agreed to issue in 1995 and 1998 were valued by an outside valuation firm using standard warrant valuation models. All warrants issued in 1999 and 2000 were valued based on an internal valuation model using the Black Scholes methodology. The value of the warrants of $4,762,116 was recorded in the equity section and is being amortized over the associated periods to be benefited by each warrant. In fiscal 2001, 2000 and 1999, expense associated with the warrants was approximately $368,000, $510,000 and $718,000, respectively.

In May 1995, the Board of Directors approved a shareholders' rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of certain proposals to acquire control of the Company. Under the rights plan, each shareholder received a dividend of one right for each share of the Company's outstanding common stock, entitling the holders to purchase one additional share of the Company's common stock. The rights become exercisable after any person or group acquires 15 percent or more of the Company's outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owners of 15 percent or more of the Company's outstanding stock. Prior to the time that a person or group acquires beneficial ownership of 15 percent or more of the Company's outstanding stock, the Board of Directors, at their discretion, may waive this provision with respect to any transaction or may terminate the rights plan.

Executive Option Loan Program

In June 2000, the board of directors approved a program to make loans available to those officers of the Company who had an employment agreement for the purpose of allowing them to exercise their vested, unexercised "out of the money" employee stock options. The loans under this program bear interest at the federal funds rate in effect on the date of the loan and interest is payable annually. The principal amount of the loan is due on the earliest to occur of:
(1) one year prior to the expiration of the term of the borrower's current employment agreement with the Company, (2) one year after the borrower leaves the Company's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or
(4) one year from the date of the borrower's death. The loans are secured by the stock purchased upon the exercise of the options. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. The offer to make these loans expired September 30, 2000. Prior to September 30, 2000, several employees accepted this offer and obtained loans from the Company. Because the loan proceeds were immediately used to pay the exercise price of the options to the Company, there was no net outflow of cash from the Company in connection with these loans. The Company accounted for the options related to these loans using variable accounting as prescribed by APB 25. As the exercise price of the options was greater than the fair market value of the Company's stock through March 31, 2001, no compensation expense was recorded. The balance remaining due on these loans is reflected as an offset to equity in the accompanying consolidated balance sheet and consolidated statement of shareholders' equity.

9.   Commitments

Leases

The Company leases certain facilities and equipment under operating leases expiring at various dates through 2009. Approximate rental payments over the term of the leases exceeding one year are as follows:

                                Year Ending March 31,
                               ----------------------
                                        2002            $3,223,947
                                        2003             3,449,400
                                        2004             3,413,055
                                        2005             3,404,573
                                        2006             3,198,259
                                 2007 and thereafter     7,139,731
                                                        ----------
                                                       $23,828,965
                                                        ==========

The leases provide for payment of taxes, insurance and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was approximately $2,953,840, $2,335,000 and $1,926,000 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

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

The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected losses or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of March 31, 2001 and 2000, the Company has reserved approximately $2,400,000 and $2,000,000, respectively, for potential losses under such guarantee arrangements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale, to a third party video retailer, was approved on May 10, 1999 and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount outstanding at March 31, 2001 is approximately $300,000. The payments, as made, will be recorded as a reduction of "net current liabilities of discontinued operations" on the accompanying balance sheet (see also Note 13).

Customer Agreement

In June 2000, the Company entered into an agreement with one of its customers to modify an existing contract. Under terms of the agreement the customer made a payment to the Company in the amount of $2,500,000. Subsequent to the signing of the agreement, the customer took the position that it was entitled to a refund of the payment, as additional agreements were not finalized as expected. On March 31, 2001, the Company entered into a settlement agreement with the customer whereby $1,600,000 of the $2,500,000 payment was determined to be consideration for cancellation of certain rights of Rentrak under the existing contract while the balance of $900,000 was held by the Company as a deposit to be applied to future receivables generated by the customer. The $900,000 deposit is to be allocated towards future receivables at the rate of $75,000 per quarter, beginning with the quarter ended March 31, 2001. The long-term portion of this credit has been included in other long-term liabilities on the accompanying balance sheet.

10.  Contingencies

In June 1998, Video Update, Inc. (Video Update) filed a complaint (the Video Update Complaint) against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleges various violations of the antitrust laws, including that the Company has monopolized or attempted to monopolize a market for videocassettes leased to retain video stores in violation of Section 2 of the Sherman Act. Video Update further alleges that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violates Section 1 of the Sherman Act and Section 3 of the Clayton Act. Video Update is seeking unspecified monetary relief, including treble damages and attorney fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. In August 1998, the Court granted the Company's motion to dismiss the Video Update Complaint pursuant to Federal Rules of Civil Procedure Rule 12(b)(3) on the basis of improper venue.

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

In October 1998, the Company filed a motion for summary judgment seeking to dismiss the lawsuit filed against it by Video Update. In January 1999, the Company filed a separate motion for partial summary judgment on its breach of contract counterclaim seeking to recover more than $4.4 million in fees and interest which the Company claims Video Update owes to it. The court denied Rentrak's motions without reaching the merits and without prejudice to refiling the motions after discovery had been conducted. On October 21, 1999, the Company amended its counterclaims to add additional claims, including a claim for trade secret misappropriation and a claim for recovery of personal property. The amended countercomplaint also added Video Update's chairman, Daniel Potter, as a defendant to the fraud and negligent misrepresentation claims. Mr. Potter filed a motion to dismiss the Company's claims against him which motion was granted by the Court on April 13, 2000. Video Update also moved to dismiss six of the Company's claims. On April 13, 2000, the Court granted Video Update's motion in part and dismissed the following claims: promissory fraud, breach of fiduciary duty, breach of trust, constructive fraud, and negligent misrepresentation. On July 31, 2000, the Company filed multiple motions for summary judgment including a motion seeking to dismiss Video Update's antitrust claim and a motion seeking a finding that Video Update breached its contract with Rentrak. On September 18, 2000, Video Update filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code. In light of the bankruptcy case, the District Court dismissed the Re-Filed Complaint and counterclaims on its own motion in January 2001, but that action could be reinitiated by Video Update at any time. The Company has filed a proof of claim in the bankruptcy case asserting the claims the Company asserted in its counterclaim in the District Court action.

On November 15, 2000, 3PF.COM, Inc., a subsidiary of the Company, filed a proceeding with the American Arbitration Association against Reel.com, Inc., a subsidiary of Hollywood Entertainment Corporation (Hollywood), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. 3PF.COM, Inc., is seeking damages in the amount of $4,776,237 plus an amount to be determined as consequential damages, together with prejudgment interest and attorney fees. Hollywood and Reel.com, Inc., have filed a counterclaim for attorney fees.

On February 20, 2001, the Company filed a complaint against Ron Berger, Chairman and Chief Executive Officer and a director of Rentrak until September 2000, in the Circuit Court of the State of Oregon for the County of Multnomah (No. 0102-01814), seeking cancellation of shares of Rentrak common stock acquired by Mr. Berger through an option loan program offered to the Company's officers in June 2000 and damages for the conversion of an automobile and computer equipment plus an over-advance payment of business expenses less setoffs. On or about March 29, 2001, Mr. Berger filed a counterclaim seeking damages of approximately $1.76 million plus attorney fees from Rentrak for conversion of Mr. Berger's director's fees and dividends from Rentrak Japan, breach of an agreement to compensate Mr. Berger for cancellation of options to purchase Rentrak stock, failure to pay accumulated wages and compensation, breach of an agreement to provide options to purchase stock in Rentrak's subsidiary 3PF.COM, Inc., and failure to reimburse Mr. Berger for life insurance premiums and cancellation of family health insurance. The claim for breach of an agreement to provide options to purchase stock in the subsidiary is also asserted against counterclaim defendant 3PF.COM, Inc. The Company has denied liability for the counterclaims. On June 15, 2001, the Company filed an amended complaint alleging claims for breach of duty of care and breach of fiduciary duty against Mr. Berger arising out of his activities as an officer and director of the Company involving Video City, Inc., and seeking damages with respect to those claims in an amount to be proved at trial but not less than $6.0 million. The case is presently in the discovery phase. The Company intends to contest the case vigorously.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company as a whole.

11.  Employee Benefit Plans

On January 1, 1991, the Company established an employee benefit plan (the 401(k)
Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The total amount of the Company's contribution is at the discretion of the Board of Directors. Contributions under the 401(k) Plan for the years ended March 31, 2000 and 1999 were approximately $77,000 and $76,000, respectively. As of March 31, 2001, the Board of Directors had not made a decision regarding contributions for the year ended March 31, 2001.

The Company has an Employee Stock Purchase Plan (the Plan). The Board of Directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 139,773 shares remain authorized and available for sale to employees. All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85 percent of market value. Payment is made through payroll deductions.

Under the Plan, employees purchased 4,000 shares for aggregate proceeds of $13,561, 3,257 shares for aggregate proceeds of $14,370 and 4,245 shares for aggregate proceeds of $20,214, in fiscal 2001, 2000 and 1999, respectively.

12.  Business Segments, Significant Suppliers and Major Customer

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

Business Segments

                                              2001                 2000                1999
                                           -----------           ----------          ----------
        Net sales (1):
         PPT                              $ 83,637,704         $ 94,149,121        $106,972,685
         3PF.COM (2)                        23,389,443           11,648,725          10,501,958
         Other                              13,488,063           11,654,081           6,912,523
                                           -----------           ----------         -----------
                                          $120,515,210         $117,451,927        $124,387,166
                                           ===========          ===========         ===========

        Income (loss) from operations
         PPT                              $ (6,694,623)        $  1,892,505        $ (1,115,934)
         3PF.COM (2)                        (3,788,576)          (1,131,654)            862,257
         Other                                 539,929            2,260,390           3,003,074
                                           -----------           ----------         -----------
                                          $ (9,943,270)        $  3,021,241        $  2,749,397
                                           ===========           ==========         ===========

        Identifiable assets (1):
         PPT                              $ 38,202,038         $ 44,571,673        $ 45,743,988
         3PF.COM                             8,425,876            2,703,360           1,152,171
         Other                               5,566,431            6,195,923           4,177,146
                                           -----------           ----------         -----------
                                          $ 52,194,345         $ 53,470,956        $ 51,073,305
                                           ===========           ==========         ===========

      (1) Total amounts differ from those reported on the consolidated financial
          statements  as   intercompany   transactions   and  balances  are  not
          eliminated for segment reporting purposes.

      (2) 3PF.COM's revenues related to the shipment of cassettes to Rentrak's PPT customers was $3,300,000, $3,300,000 and $3,800,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

The Company has one program supplier that supplied product that generated 18 percent, a second that generated 15 percent, and a third that generated 13 percent of the Company's revenues for the year ended March 31, 2001. The Company has one program supplier that supplied product that generated 25 percent, a second that generated 19 percent, and a third that generated 13 percent of the Company's revenues for the year ended March 31, 2000. The Company has one program supplier that supplied product that generated 28 percent, a second that generated 26 percent, and a third that generated 15 percent of the Company's revenues for the year ended March 31, 1999. There were no other program suppliers who provided product accounting for more than 10 percent of sales for the years ended March 31, 2001, 2000 and 1999.

The Company currently receives a significant amount of product from three program suppliers. Although management does not believe that these relationships will be terminated in the near term, a loss of one of these suppliers could have an adverse effect on operating results.

One customer accounted for 13 percent of the Company's revenues in 1999. No customer accounted for more than 10 percent of the Company's revenues in fiscal 2001 and 2000.

13.  Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. During the year ended March 31, 2000, the Company recorded a gain on the disposal of discontinued operations of $1,900,000 related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance that was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $500,000 in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated statement of operations. Net current liabilities of discontinued operations at March 31, 2001 relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.

14.  Subsequent Events

Rentrak Japan

On April 2, 2001, the Company transferred exclusive rights to implement its PPT system within specified countries in the Far East, including related trademark and other intellectual property rights, to Rentrak Japan, which distributes video cassettes, DVDs, and video games on a revenue-sharing basis throughout Japan. In exchange for the transfer, Rentrak Japan made a lump sum cash payment of $5.65 million and released certain payment obligations of the Company totaling $2.1 million. As a part of the transaction, Rentrak Japan's obligation to pay annual royalties to the Company in connection with use of its PPT system was terminated.

The Company concurrently sold to So-Tsu Co., Ltd. (So-Tsu), an entity affiliated with Rentrak Japan, 300,000 shares of Rentrak Japan stock, or approximately 5.6 percent of the outstanding Rentrak Japan shares, in exchange for a cash payment of $4.0 million. The Company also repurchased from Rentrak Japan 614,000 shares of the Company's common stock for a cash payment of $2.4 million, or $3.875 per share. The Company repurchased an additional 390,000 shares of its common stock for the same price per share, or a total of $1.5 million, from Culture Convenience Club Co., Ltd., an entity affiliated with Rentrak Japan. The Company also has the right to, and upon the occurrence of certain conditions will be required to, sell its remaining 180,000 shares of Rentrak Japan stock, representing approximately 3.4 percent of the outstanding Rentrak Japan shares, for a minimum payment of 1,600 yen per share. Finally, the Company sold to So-Tsu 1 percent of the Company's equity interest in its wholly owned subsidiary 3PF.Com, Inc., for a cash payment of $1 million.

The terms of the transactions between the Company and Rentrak Japan and its affiliates were negotiated at arm's length. A director of the Company received a fee totaling approximately $242,000 for his services in negotiating the transaction.

3PF.COM

On April 24, 2001, 3PF.COM announced the closure of its administrative office in Skokie, IL. Services performed at this facility will now be performed at the Company's headquarters. As a result of this closure, 3PF.COM expects to incur severance costs related to terminated employees in addition to continued payments on its operating lease of the office which was to expire in March 2003. The total estimated cost of the closure of $770,000 will be recognized in the first quarter of fiscal 2002.

One of 3PF.COM's major clients filed for Chapter 11 bankruptcy during May 2001, which may negatively impact 3PF.COM's financial results during fiscal 2002. As a result, management is closely evaluating the net realizable value of its assets with respect to this matter. The Company is currently seeking opportunities to replace this client, as well as attract new clients to 3PF.COM's business.

                              RENTRAK CORPORATION
                       Valuation and Qualifying Accounts
                                  Schedule II

                                      Balance at                   Charged to                      Balance at
                                     Beginning of   Write Off and     Other           Recoveries   The End of
 Year Ended:                            Period       Expenses       Accounts         (Deductions)    Period
-------------------------------------------------------------------------------------------------------------

 Allowance for doubtful accounts
     March 31, 1999                      586,641       (125,000)           -           (106,400)     355,241
     March 31, 2000                      355,241      6,341,030            -         (5,859,326)     836,945
     March 31, 2001                      836,945      7,758,211            -         (6,505,081)   2,090,075

 Advances to program suppliers reserve
     March 31, 1999                    1,182,757        (17,597)           -                  -    1,165,160
     March 31, 2000                    1,165,160        110,918            -                  -    1,276,078
     March 31, 2001                    1,276,078         93,959            -                  -    1,370,037

 Other Current Assets-
 Retailer Financing Program reserve
     March 31, 1999                            -              -      994,935   1              -      994,935
     March 31, 2000                      994,935              -     (500,000)  1              -      494,935
     March 31, 2001                      494,935        343,500            -                  -      838,435

 Other Assets-
 Retailer Financing Program reserve
     March 31, 1999                    9,353,995       (194,888)    (559,433)  1        (18,921)   8,580,753
     March 31, 2000                    8,580,753      1,245,157   (4,615,665)  2        (20,997)   5,189,248
     March 31, 2001                    5,189,248        581,715            -            (10,884)   5,760,079


 1 - Reclassified from Other Current Assets to Other Assets.
 2 - Eliminated against Other Assets.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III


      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."


      ITEM 11.    EXECUTIVE COMPENSATION

            Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation."


      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

            Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Management".


      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Compensation Committee Interlocks And Insider Participation" and "Certain Relationships And Transactions".

                                     PART IV

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

      (a)(1)      Financial Statements

                  The following documents are filed as part of the Report:

                  Consolidated Financial Statements: The Consolidated Financial Statements of the Company are included in
                  Item 8 of this Report as follows:

                  Report of Independent Public
                   Accountants

                  Consolidated Balance Sheets as of March 31, 2001
                    and 2000

                  Consolidated Statements of Operations for the Years
                         Ended March 31, 2001, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity
                    for the Years Ended March 31, 2001,
                    2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended
                    March 31, 2001, 2000 and 1999

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

      (b) Form 8-K Reports. During the fourth quarter of fiscal 2001, the Company filed no reports on Form 8-K.

      (c)   Exhibits (See Exhibit Index)

      1. A shareholder may obtain a copy of any exhibit included in this Report upon payment of a fee to cover the reasonable expenses of furnishing such exhibits by written request to Rick Nida, Vice President Investor Relations, Rentrak Corporation, PO Box 18888, Portland, Oregon 97218.

            SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      RENTRAK CORPORATION

      By      /S/ F. Kim Cox
              --------------------------------------
                F. Kim Cox, President

      Date   June 28, 2001
             --------------------------------------

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

      Principal Executive Officer and Director:
      By /S/ Paul A. Rosenbaum                            June 28, 2001
         ---------------------------
         Paul A. Rosenbaum, Chairman and Chief
         Executive Officer and Director

      Principal Financial Officer:
      By /S/ Mark L. Thoenes                              June 28, 2001
         ---------------------------
         Mark L. Thoenes, Vice President &
         Chief Financial Officer

      Majority of Directors:

      *By /S/ Cecil D. Andrus                             June 28, 2001
         ---------------------------
         Cecil D. Andrus, Director

      *By /S/ George H. Kuper                             June 28, 2001
         ---------------------------
         George H. Kuper, Director

      *By /S/ Joon S. Moon                                June 28, 2001
         ---------------------------
         Joon S. Moon, Director

      *By /S/ James G. Petcoff                            June 28, 2001
         ---------------------------
         James G. Petcoff, Director

      *By /S/ Stanford Stoddard                           June 28, 2001
         ---------------------------
         Stanford Stoddard, Director
      ------------------
       *By /S/ Mark L. Thoenes
          --------------------------
          Mark L. Thoenes, Attorney-in-Fact

                                   EXHIBIT INDEX

            The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

 Exhibit
  Number   Exhibit

    2 Agreement Concerning Changes to Business Cooperation Agreement (Framework) between Rentrak Japan Co., Ltd. and Rentrak Corporation. (1)

    3.1 Amended and Restated Articles of Incorporation and amendments thereto. (2)

    3.2    1995 Restated Bylaws, as amended to date. (3)

   10.1* 1986 Second Amended and Restated Stock Option Plan and Forms of Stock Option Agreements. (4)

   10.2* Amendment to 1986 Second Amended and Restated Stock Option Plan dated May 19, 2000. (5)

   10.3 Guarantee Agreement dated as of June 26, 1996, between Rentrak Corporation and BlowOut Entertainment, Inc. (6)

   10.4* Amended and Restated Employment Agreement with Marty Graham dated May 17, 1997. (7)

   10.5* Addendum to Employment Agreement with Marty Graham dated June 8, 2000. (8)

   10.6* Amendment to Employment Agreement with Marty Graham dated September 1, 2000.

   10.7*   Employment Agreement with Michael Lightbourne dated July 10,
           1997. (9)

   10.8* Employment Agreement with Christopher Roberts dated October 27, 1997. (10)

   10.9* Addendum to Employment Agreement with Christopher Roberts dated June 8, 2000. (11)

   10.10*  Employment Agreement with Ron Berger dated April 21, 1998. (12)

   10.11* Amendment to Employment Agreement with Ron Berger dated August 28, 2000. (13)

   10.12* Amendment to Employment Agreement with Ron Berger dated September 11, 2000. (14)

   10.13* The 1997 Equity Participation Plan of Rentrak Corporation, as amended.

   10.14* Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan.

   10.15* Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan.

   10.16*  Employment Agreement with F. Kim Cox dated April 1, 1998. (15)

   10.17*  Promissory Note entered into with F. Kim Cox dated June 16, 2000.
           (16)

   10.18*  Loan Agreement with F. Kim Cox dated June 16, 2000. (17)

   10.19*  Stock Pledge Agreement executed by F. Kim Cox, dated June 16,
           2000. (18)

   10.20* Promissory Note entered into with Ron Berger dated June 16, 2000.
           (19)

   10.21*  Loan Agreement with Ron Berger dated June 16, 2000. (20)

   10.22*  Stock Pledge Agreement executed by Ron Berger, dated June 16,
           2000. (21)

   10.23 Loan and Security Agreement with Guaranty Business Credit Corporation dated May 26, 2000. (22)

   10.24 General Continuing Guarantee with Guaranty Business Credit Corporation dated May 26, 2000. (23)

   10.25*  Employment Agreement with Mark L. Thoenes dated January 1, 2001.

   10.26*  Employment Agreement with Timothy J. Erwin dated January 1, 2001.

   10.27* Employment Agreement with Richard A. Nida dated August 14, 1998, with Addendum dated June 8, 2000.

   10.28 Rights Agreement dated as of May 18, 1995, between Rentrak Corporation and U.S. Stock Transfer Corporation. (24)

   10.29* Letter Agreement between Rentrak Corporation and Joon S. Moon entered into as of March 15, 2001.

   10.30* Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001.

   10.31* Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001.

   21      List of Subsidiaries of Registrant.

   23      Consent of Arthur Andersen LLP.

   99      Description of Capital Stock of Rentrak Corporation.
---------------------------------

*Management Contract or Compensatory Plan or Arrangement.

1.    Filed as Exhibit 2 to Form 8-K filed on April 17, 2001.

2. Filed in Form S-3 Registration Statement, File No. 33-8511, filed on November 21, 1994.

3.    Filed as Exhibit 3.1 to Form 10-Q filed on February 14, 2001.

4. Filed as Exhibit 10.1 to 1993 Form 10-K filed on June 28, 1993 (File No. 0-15159).

5.    Filed as Exhibit 10.30 to 2000 Form 10-K filed on June 29, 2000.

6.    Filed as Exhibit 2 to Form 8-K filed on December 9, 1996.

7.    Filed as Exhibit 10.1 to Form 10-Q filed on November 3, 1997.

8.    Filed as Exhibit 10.23 to 2000 Form 10-K filed on June 29, 2000.

9.    Filed as Exhibit 10.2 to Form 10-Q filed on November 3, 1997.

10.   Filed as Exhibit 10.3 to Form 10-Q filed on November 3, 1997.

11.   Filed as Exhibit 10.24 to 2000 Form 10-K filed on June 29, 2000.

12.   Filed as Exhibit 10.35 to 1998 Form 10-K filed on June 25, 1998.

13.   Filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2000.

14.   Filed as Exhibit 10.2 to Form 10-Q filed on November 14, 2000.

15.   Filed as Exhibit 10.2 to Form 10-Q filed on November 6, 1998.

16.   Filed as Exhibit 10.26 to 2000 Form 10-K filed on June 29, 2000.

17. Filed as Exhibit 10.35 to Amendment No. 1 on Form 10-K/A filed on July 31, 2000.

18. Filed as Exhibit 10.33 to Amendment No. 1 on Form 10-K/A filed on July 31, 2000.

19.   Filed as Exhibit 10.27 to 2000 Form 10-K filed on June 29, 2000.

20.   Filed as Exhibit 10.28 to 2000 Form 10-K filed on June 29, 2000.

21.   Filed as Exhibit 4 to Form 8-K filed on June 5, 1995.