Form 10-K/A
period 2001-03-31
RENTRAK CORP
filed 2001-08-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                (Amendment No. 1)

 X    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
----  Act of 1934 for fiscal year ended March 31, 2001 or

      Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

As of June 20, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ, was $33,400,766.

As of June 20, 2001, the Registrant had 11,167,605 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K

                                EXPLANATORY NOTE

            Rentrak Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A as an amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (the "Form 10-K"). The purposes of this Amendment are to (a) correct the cover page of the Form 10-K; (b) amend and restate in its entirety Item 8 of the Form 10-K; (c) correct Exhibits 10.17, 10.18 and 10.19 in the Exhibit Index; and (d) file Exhibits 10.14 and 10.15 as Exhibits to the Form 10-K.

                                    PART II

            ITEM 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Index to Consolidated Financial Statements


          Item                                                        Page
          ----                                                        ----
          Report of Independent Public                                 25
           Accountants

          Consolidated Balance Sheets as of March 31, 2001             26
           and 2000

          Consolidated Statements of Operations for the Years          28
           Ended March 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity              29
           for the Years Ended March 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years          30
           Ended March 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements                   32

          Financial Statement Schedules --                             51
           Schedule II

          Quarterly Financial Data                                     52

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


 1 - Reclassified from Other Current Assets to Other Assets.
 2 - Eliminated against Other Assets.

RENTRAK CORPORATION
                           QUARTERLY FINANCIAL DATA
            FOR THE QUARTERS ENDED JUNE 30, 1999 TO MARCH 31, 2001

QUARTER ENDED:                   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  MARCH 31,
                                  2000        2000 (1)      2000 (2)      2001 (3)
                              --------------------------------------------------------

REVENUE                       $29,034,947   $24,477,680   $32,415,807   $30,470,614

INCOME (LOSS) FROM OPERATIONS     407,795   (15,248,758)      519,229     4,378,464

NET INCOME (LOSS)                 249,999    (9,568,993)      229,510     1,512,116

BASIC AND DILUTED
   EARNINGS PER SHARE:        $      0.02   $     (0.77)  $      0.02   $      0.12


--------------------------------------------------------------------------------------


QUARTER ENDED:                   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  MARCH 31,
                                   1999        1999           1999         2000
                              --------------------------------------------------------

REVENUE                       $30,995,070   $27,097,568   $25,785,064  $29,506,518

INCOME (LOSS) FROM OPERATIONS   2,058,233     1,116,117    (1,361,172)   1,208,063

NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS        1,239,486       605,108      (986,439)     193,149

GAIN FROM DISPOSAL OF
  DISCONTINUED OPERATIONS
    NET OF TAX                  2,373,502             -             -            -

                              ----------------------------------------------------
NET INCOME (LOSS)               3,612,988       605,108      (986,439)     193,149
                              ----------------------------------------------------

BASIC AND DILUTED
   EARNINGS PER SHARE:

  CONTINUING OPERATIONS            $ 0.12        $ 0.06     $   (0.09)   $    0.02
  DISCONTINUED OPERATIONS            0.23             -             -            -
                              ----------------------------------------------------
     NET INCOME (LOSS) PER SHARE   $ 0.35        $ 0.06     $   (0.09)   $    0.02
                              ----------------------------------------------------

The data above should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 2000 and 2001 Annual Reports to Shareholders and the respective Form 10-Q filings for certain of the quarterly periods. The June 30, 2000 results have been restated as per Amendment No. 1 to the Company's Form 10-Q/A filed November 13, 2000.

(1) The September 30, 2000 quarter included significant reserves primarily related to accounts receivable, write-off of investments, costs associated with a proxy contest, and a severance payment to the Company's former chairman and chief executive officer.

(2) The December 31, 2000 quarter included a specific allowance for doubtful accounts related to a customer of the Company's subsidiary 3PF.COM, Inc.

(3) The March 31, 2001 quarter included recognition of $1.6 milion in revenue from a customer in exchange for cancellation of certain of the Company's rights.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RENTRAK CORPORATION
                               (Registrant)

August 13, 2001                By:  /s/ Mark L. Thoenes
---------------                     ----------------------------------
Date                                Mark L. Thoenes
                                    Vice President and Chief Financial Officer
                                    Signing on behalf of the registrant

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

   10.6* Amendment to Employment Agreement with Marty Graham dated September 1, 2000. **

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

   10.13* The 1997 Equity Participation Plan of Rentrak Corporation, as amended. **

   10.14* Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan.

   10.15* Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan.

   10.16*  Employment Agreement with F. Kim Cox dated April 1, 1998. (15)

   10.17*  Promissory Note of Michael Lightbourne dated August 30, 2000. **

   10.18*  Loan Agreement with Michael Lightbourne dated August 30, 2000. **

   10.19* Stock Pledge Agreement with Michael Lightbourne dated August 30, 2000. **

   10.20*  Promissory Note of Ron Berger dated June 16, 2000. (16)

   10.21*  Loan Agreement with Ron Berger dated June 16, 2000. (17)

   10.22*  Stock Pledge Agreement with Ron Berger, dated June 16, 2000. (18)

   10.23 Loan and Security Agreement with Guaranty Business Credit Corporation dated May 26, 2000. (19)

   10.24 General Continuing Guarantee with Guaranty Business Credit Corporation dated May 26, 2000. (20)

   10.25*  Employment Agreement with Mark L. Thoenes dated January 1, 2001. **

   10.26*  Employment Agreement with Timothy J. Erwin dated January 1, 2001. **

   10.27* Employment Agreement with Richard A Nida dated August 14, 1998, with Addendum dated June 8, 2000. **

   10.28 Rights Agreement dated as of May 18, 1995, between Rentrak Corporation and U.S. Stock Transfer Corporation. (21)

   10.29* Letter Agreement between Rentrak Corporation and Joon S. Moon entered into as of March 15, 2001. **

   10.30* Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. **

   10.31* Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. **

   21      List of Subsidiaries of Registrant. **

   23      Consent of Arthur Andersen LLP. **

   24      Power of Attorney of Certain Officers and Directors. **

   99      Description of Capital Stock of Rentrak Corporation. **
------------------------------

*Management Contract or Compensatory Plan or Arrangement.

** Previously filed.

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