Form 10-Q
period 2001-06-30
RENTRAK CORP
filed 2001-08-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 For Quarter Ended: June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of July 31, 2001, the Registrant had 11,178,105 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001

         Consolidated Statements of Income for the three month periods ended June 30, 2001 and June 30, 2000

         Consolidated Statements of Cash Flows for the three month periods ended June 30, 2001 and June 30, 2000

         Notes to Consolidated Financial Statements

                               RENTRAK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  (UNAUDITED)
                                                                    June 30,          March 31,
                                                                      2001               2001
                                                                 ------------       ------------
CURRENT ASSETS:

    Cash and cash equivalents                                     $ 5,369,597        $ 3,322,917
    Accounts receivable, net of allowance for doubtful
       accounts of $3,524,960 and $2,090,075                       10,407,786         11,151,817
    Advances to program suppliers                                   1,775,383          1,328,165
    Inventory                                                       3,310,816          3,514,354
    Income tax receivable                                             292,066            279,160
    Deferred tax asset                                              2,992,226          7,319,266
    Other current assets                                            3,298,174          3,291,915
                                                                 ------------       ------------
    Total current assets                                           27,446,048         30,207,594
                                                                 ------------       ------------

PROPERTY AND EQUIPMENT, net                                         4,567,958          4,439,773
DEFERRED TAX ASSET                                                  3,744,483          2,419,634
OTHER ASSETS                                                        1,709,134          2,059,247
                                                                 ------------       ------------
          TOTAL ASSETS                                           $ 37,467,623       $ 39,126,248
                                                                 ============       ============


                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                               RENTRAK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  (UNAUDITED)
                                                                    June 30,          March 31,
                                                                      2001               2001
                                                                  -----------        -----------

CURRENT LIABILITIES:
     Line of credit                                               $         -        $ 1,917,705
     Accounts payable                                              19,014,411         18,699,289
     Accrued liabilities                                            3,464,012          3,418,043
     Accrued compensation                                           1,460,776          1,127,785
     Current portion of deferred revenue                              469,620          1,245,643
     Net current liabilities of discontinued operations               118,701            156,046
                                                                  -----------        -----------
          Total current liabilities                                24,527,520         26,564,511
                                                                  -----------        -----------

LONG-TERM LIABILITIES:
     Deferred Revenue                                                 284,330            379,104
     Other                                                            702,814            795,875
                                                                  -----------        -----------
          Total long-term liabilities                                 987,144          1,174,979
                                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
       Authorized:  10,000,000 shares                                       -                  -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 11,167,605 shares
         at June 30, 2001 and 12,235,621 at
         March 31, 2001                                                11,168             12,236
     Capital in excess of par value                                48,328,097         52,471,599
     Notes receivable                                              (7,728,189)        (7,728,189)
     Cumulative other comprehensive income (loss)                     (48,714)           (49,572)
     Accumulated deficit                                          (28,209,403)       (32,904,316)
     Less - Deferred charge - warrants                               (400,000)          (415,000)
                                                                  -----------        -----------
                                                                   11,952,959         11,386,758
                                                                  -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $37,467,623        $39,126,248
                                                                  ===========        ===========


                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                                         RENTRAK CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME


                                                                      (UNAUDITED)
                                                               Three Months Ended June 30,
                                                               2001                  2000
                                                           ------------          ------------
REVENUES:
   PPT                                                     $ 16,257,716          $ 22,349,375
   Other                                                     12,716,171             7,130,249
                                                           ------------          ------------

                                                             28,973,887            29,479,624
                                                           ------------          ------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                             18,017,997            22,971,790
   Selling, general, and administrative                       8,678,164             6,325,039
   Net (gain) expense from litigation settlement                      -              (225,000)
                                                           ------------          ------------

                                                             26,696,161            29,071,829
                                                           ------------          ------------

INCOME FROM OPERATIONS                                        2,277,726               407,795
                                                           ------------          ------------

OTHER INCOME (EXPENSE):
   Interest income                                               77,091               156,566
   Interest expense                                              (8,976)             (183,484)
  Other                                                       5,350,737                     -
                                                           ------------          ------------

                                                              5,418,852               (26,918)
                                                           ------------          ------------

INCOME BEFORE INCOME TAX
    PROVISION                                                 7,696,578               380,877

INCOME TAX PROVISION                                          3,001,665               130,878
                                                           ------------          ------------

NET INCOME                                                 $  4,694,913          $    249,999
                                                           ============          ============

EARNINGS PER SHARE:
                                                           ------------          ------------
    Basic:                                                 $       0.42          $       0.02
                                                           ------------          ------------
    Diluted:                                               $       0.42          $       0.02
                                                           ============          ============

                               The accompanying notes are an integral
                               part of these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (UNAUDITED)
                                                               Three Months Ended June 30,
                                                        -------------------------------------
                                                                  2001               2000
                                                        -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $4,694,913         $1,045,919
  Adjustments to reconcile income to net cash
      provided by (used in) operating activities
  Gain on investments                                          (3,537,575)                 -
  Depreciation and amortization                                   355,949            299,153
  Amortization of warrants                                         15,000            138,496
  Provision for doubtful accounts and other assets              1,088,444             15,093
  Reserves on advances to program suppliers                       191,204                  -
  Deferred income taxes                                         3,001,666            (23,963)
  Change in specific accounts:
      Accounts receivable                                        (344,413)         2,025,521
      Advances to program suppliers                              (638,422)           (17,165)
      Inventory                                                   203,538            197,197
      Income tax receivable                                       (12,906)           (21,317)
      Notes receivable                                             (6,259)           (80,604)
      Other current assets                                              -           (760,590)
      Accounts payable                                            315,122         (5,163,652)
      Accrued liabilities & compensation                          378,960           (123,843)
      Deferred revenue                                           (963,858)           808,486
      Net current liabilities of discontinued operations          (37,345)          (111,642)
                                                               ----------         ----------
           Net cash provided by (used in) operations            4,704,018         (1,772,911)
                                                               ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment, and inventory                (513,414)          (454,664)
  Proceeds form sale of investments                                 4,377                  -
  Reduction (addition) of other assets and investments             23,474            (87,046)
                                                               ----------         ----------
        Net cash used in investing activities                    (485,563)          (541,710)
                                                               ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit               (1,917,705)         4,385,350
  Repurchase of common stock                                     (439,070)                 -
  Issuance of common stock                                        185,000            269,417
                                                               ----------         ----------
        Net cash provided by (used in) financing activities    (2,171,775)         4,654,767
                                                               ----------         ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              2,046,680          2,340,146

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     3,322,917          4,028,271
                                                               ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $5,369,597         $6,368,417
                                                               ----------         ----------

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (UNAUDITED)
                                                               Three Months Ended June 30,
                                                        -------------------------------------
                                                                  2001               2000
                                                        -------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Interest                                                  $28,929            $49,552
        Income taxes paid, net of refunds received                 12,906             79,830
  NON-CASH TRANSACTIONS
         Change in unrealized gain (loss) on investment
              securities, net of tax                                  858            (39,098)
         Notes issued, net of cancellation for common stock             -          8,097,636

                     The accompanying notes are an integral
                     part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2001 Annual Report to Shareholders.

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

During the three-month period ended June 30, 2001, the FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" (SFAS 142). The Company expects that adoption of SFAS 141 and SFAS 142 will not have a material impact on the Company's financial condition or results of operations.

NOTE B:    Net Income Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants.

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three month periods ended June 30, 2001 and 2000 were as follows:

                                             3-MONTHS ENDED                     3-MONTHS ENDED
                                             JUNE 30, 2001                      JUNE 30, 2000
                                      -----------------------------      -----------------------------
                                         Basic          Diluted              Basic         Diluted
                                         -----          -------              -----         -------
Weighted average number of shares
    of common stock outstanding used
    to compute basic earnings per
    common share                        11,215,706      11,215,706          10,816,915     10,816,915

Dilutive effect of exercise of stock
    options                                      -          48,109                   -        113,276
                                       -----------     -----------          ----------    -----------

Weighted average number of shares of
    common stock used to compute
    diluted earnings per common
    share outstanding and common
    stock equivalents
                                        11,215,706      11,263,815          10,816,915     10,930,191
                                       ===========     ===========          ==========    ===========

Net Income used in basic and diluted
    earnings per common share          $ 4,694,913     $ 4,694,913          $  249,999    $   249,999
                                       ===========     ===========          ==========    ===========


Earnings per common share              $      0.42     $      0.42          $     0.02    $      0.02
                                       ===========     ===========          ==========    ===========


Options and warrants to purchase approximately 2,700,000 and 2,900,000 shares of common stock were outstanding for the quarter ended June 30, 2001 and 2000 respectively, but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares.

NOTE C:     Business Segments, Significant Suppliers and Major Customer

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. ("3PF") and Other. Under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers. 3PF is a subsidiary of the Company which provides order processing, fulfillment and inventory management services. Other includes the operations of BlowOut Video, a video retail subsidiary, ForMovies.Com, an internet service and amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan.

Business Segments
-----------------

Following are the revenues, income (loss) from operations, and identifiable assets of the Company's business segments for the periods indicated (unaudited):


                                            Three Months       Three Months
                                           Ended June 30,     Ended June 30,
                                                2001               2000
                                           --------------     --------------
NET SALES: (1)
     PPT                                    $16,405,943         $22,626,756
     3PF.COM, Inc. (2)                        4,772,482           4,305,100
     OTHER                                    8,717,502           3,151,661
                                            -----------         -----------
                                            $29,895,927         $30,083,517
                                            ===========         ===========

INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                                       $393,471            $595,703
     3PF.COM, Inc. (2)                       (3,148,396)           (828,576)
     OTHER                                    5,032,651             486,219
                                            -----------         -----------
                                             $2,277,726            $253,346
                                            ===========         ===========

IDENTIFIABLE ASSETS: (1)
     PPT                                    $38,035,584         $44,334,330
     3PF.COM, Inc.                            9,446,506           3,937,894
     OTHER                                    5,593,832           6,697,285
                                            -----------         -----------
                                            $53,075,922         $54,969,509
                                            ===========         ===========

(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF's revenues related to the shipment of cassettes to PPT Customers was $773,813 and $771,190 for the three-month periods ended June 30, 2001 and 2000, respectively.

For the three-month period ended June 30, 2001, the Company had one program supplier whose product generated 14 percent, a second that generated 13 percent, and a third that generated 11 percent of Rentrak revenue. No other program supplier provided product, which generated more than 10 percent of revenue for the three-month period ended June 30, 2001. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended June 30, 2001.

For the three-month period ended June 30, 2000, the Company had one program supplier whose product generated 22 percent, a second that generated 19 percent, and a third that generated 12 percent of Rentrak revenue. No other program supplier provided product, which generated more than 10 percent of revenue for the three-month period ended June 30, 2000. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended June 30, 2000.


NOTE D: Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut Entertainment, Inc. ("BlowOut"). The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount remaining payable at June 30, 2001 is approximately $200,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the bankruptcy case may further reduce the amount due under the credit facility.

Net current liabilities of discontinued operations at June 30, 2001 and June 30, 2000, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.

NOTE: E Customer Agreement

In June 2000, the Company entered into an agreement with one of its customers, modifying an existing contract. Under terms of the agreement the customer made a payment to the Company in the amount of $2.5 million. Subsequent to the signing of the agreement, the customer took the position that it was entitled to a refund of the payment, as additional agreements were not finalized as expected. On March 31, 2001, the Company entered into a settlement agreement with the customer whereby $1.6 million of the $2.5 million payment was determined to be consideration for cancellation of certain rights of the Company under the existing contract, while the balance of $0.9 million was to be held by the Company as a deposit to be applied to future receivables generated by the customer. The $0.9 million deposit will be allocated towards future receivables at the rate of $75,000 per quarter, beginning with the quarter ended March 31, 2001. The long-term portion of this credit has been included in other long-term liabilities on the Company's balance sheet.

NOTE F:        Related Party Transactions

On June 16, 2000, the Company loaned a total of $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 301,518 shares of stock and corresponding loan in the amount of $1,468,250. At various times during the three month period ended September 30, 2000, the Company loaned an additional $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 50,535 shares of stock and corresponding loan in the amount of $244,940. The loans bear interest at the federal funds rate in effect on the date of the loan (6.5%) and interest is payable annually. The Company is not accruing interest on these loans. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak, (2) one year after the borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. In accordance with SEC regulations, the notes receivable arising from these transactions are presented as deductions from stockholders' equity.


Note G: Line of Credit

In May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the line is payable monthly at the bank's prime rate plus 1/4 percent (7.00 percent at June 30, 2001). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of June 30, 2001 and for the three- month period then ended, the Company has determined it is out of compliance with two of the financial covenants as of June 30, 2001. The Company is in process of obtaining waivers of compliance for the two financial covenants as of June 30, 2001 and for the three-month period then ended. The Company previously obtained waivers of compliance with these financial covenants for the preceding three quarters. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, as necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive current and future waivers and/or covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At June 30, 2001 and August 10, 2001, the Company had no outstanding borrowings under this agreement.


Note H: Rentrak Japan Agreement

Effective April 2, 2001, the Company and Rentrak Japan entered into a restructuring of their business relationship as evidenced by execution of an Agreement Concerning Changes to the Business Cooperation Agreement. Pursuant to this agreement, the Company transferred exclusive rights to implement its Pay-Per-Transaction (PPT) system within specified countries in the Far East, including related trademark and other intellectual property rights, to Rentrak Japan. In exchange for the transfer, Rentrak Japan made a lump sum cash payment of $5.65 million to the Company and released certain of the Company's payment obligations totaling $2.1 million in April 2001. As part of the transaction, Rentrak Japan's obligation to pay annual royalties to Rentrak in connection with use of its PPT system was terminated. $6.4 million of the above amounts was recorded as revenue consistent with the historical treatment of royalty payments. The remaining balance of $5.6 million was recorded as a gain and is included in other income.

The Company concurrently sold to So-Tsu Co. Ltd. ("So-Tsu"), which owns a controlling interest in Rentrak Japan, 300,000 shares of its Rentrak Japan stock, or approximately 5.6 percent of the outstanding Rentrak Japan shares, for a price of $4.0 million in April 2001. The Company also repurchased from Rentrak Japan 614,000 shares of the Company's common stock for a price of $2.4 million, or $3.875 per share. The Company repurchased an additional 390,000 shares of its common stock for the same price per share, or a total of $1.5 million, from Culture Convenience Club Co., Ltd., also under the control of So-Tsu. The Company also has the right, and upon the occurrence of certain conditions will be required, to sell its remaining 180,000 shares of Rentrak Japan stock, representing approximately 3.4 percent of the outstanding Rentrak Japan shares, for a minimum payment of 1,600 yen per share (currently approximately $2.4 million in total).

During fiscal year 2000, Rentrak Japan loaned 120 million yen (approximately $200,000) to Rentrak UK. The loan was non-interest bearing and was forgiven in connection with the April 2001 restructuring. During the term of the loan, Rentrak Japan was entitled to 10 percent of the Company's share in Rentrak UK royalties. No such share of royalties was earned by or paid to Rentrak Japan during fiscal year 2001.

The Company sold to So-Tsu 1 percent of the Company's equity interest in 3PF for a cash payment of $1.0 million received in May 2001.

As a result of this restructuring the Company recorded $6.4 million in revenue and $5.6 million in other income in the three-month period ended June 30, 2001. The Company also received a total of $6.7 million in net cash payments related to this restructuring in April 2001.

Note I:        Stockholders' Equity

At June 30, 2001, total stockholders' equity was $12.0 million, an increase of $0.6 million from the $11.4 million at March 31, 2001. Common stock and capital in excess of par value decreased, on a combined basis, $4.2 million from $52.5 million at March 31, 2001 to $48.3 million at June 30, 2001 primarily due to the repurchase of stock from Rentrak Japan (See Note H.) and the repurchase of additional stock under the Company's stock repurchase program. Accumulated deficit decreased $4.7 million from $32.9 million at March 31, 2001 to $28.2 million at June 30, 2001 due to the net income from the three-month period (See
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - for the effect of the Rentrak Japan Agreement noted above upon net income for the three-month period ended June 30, 2001).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain  information  included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international, competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology, and the continued availability of prerecorded videocassettes ("Cassettes") from program suppliers. Such factors are discussed in more detail in the Company's 2001 Annual Report to Shareholders.

Results of Operations

Continuing   Operations  -  Domestic  PPT   Operations   and  Other   Continuing
--------------------------------------------------------------------------------
Subsidiaries
------------

For the three-month ended June 30, 2001, total revenue decreased $0.5 million, or 2 percent, to $29.0 million from $29.5 million for the three-month ended June 30, 2000. Total revenue includes the following PPT Program fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; and buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes charges to customers of the Company's subsidiary 3PF, which provides order processing, fulfillment and inventory management services, sales of Cassettes through the Company's retail subsidiary BlowOut Video, charges for internet services provided by ForMovies.Com, and royalty payments primarily from Rentrak Japan (See Note H.).

The decrease in total revenues for the three-month period ended June 30, 2001 is primarily due to the reduction in (i) the total number of Cassettes leased under the PPT System due in part to program suppliers offering more titles under copy depth programs than historical levels; (ii) program suppliers engaging in direct revenue sharing with the larger chains; and (iii) the number, timing and box office of titles released to the PPT System for the three-month period ended June 30, 2001, as well as the three-month period ended March 31, 2001. PPT revenues for the three-month period ended June 30, 2001 decreased to $16.3 million from $22.3 million for the three-month period ended June 30, 2000, a decrease of $6.0 million, or 27 percent. These reductions in revenue were partially offset by an increase in revenue related to 3PF's services, as well as the recognition of $6.4 million in revenue related to an agreement between the Company and Rentrak Japan (See Note H.) during the three-month period ended June 30, 2001.

Cost of sales for the three-month period ended June 30, 2001 decreased to $18.0 million from $23.0 million for the three-month period ended June 30, 2000, a decrease of $5.0 million, or 22 percent. This decrease is primarily attributable to the $6.0 million decrease in PPT revenues as noted above. Cost of sales as a percent of total revenues, excluding the $6.4 million related to the business restructuring noted above, was 80% for the three-month period ended June 30, 2001 compared to 78% for the three-month period ended June 30, 2000.

As a result, including this $6.4 million in revenue, the gross profit margin increased to 38 percent in the three-month period ended June 30, 2001 from 22 percent in the three-month period ended June 30, 2000. Excluding this $6.4 million in revenue, the gross margin for the three-month period ended June 30, 2001 was 20 percent.

Selling, general and administrative expenses were $8.7 million for the three-month period ended June 30, 2001, compared to $6.1 million for the three-month period ended June 30, 2000, an increase of $2.6 million, or 43 percent. The increase in selling, general and administrative expenses is primarily due to: (1) a $0.9 million reserve established for a 3PF customer trade account deemed uncollectible due to a Chapter 11 bankruptcy filing by the customer in May 2001; (2) recognition of $0.8 million in expense related to the closure of the 3PF administrative offices in Skokie, Illinois in April 2001; and
(3) the recognition of $0.5 million in expense for a bonus accrual related to the pre-tax financial results for the three-month period.

Other Income(Expense) increased from an expense of approximately $27,000 for the three-month period ended June 30, 2000 to income of $5.4 million for the three-month period ended June 30, 2001, primarily due to the recognition of $5.6 million in other income related to an agreement between the Company and Rentrak Japan (See Note H.).

Operating Income for the three-month period ended June 30, 2001, excluding the effect of the $6.4 million in revenue noted above and the selling, general and administrative expenses associated with this agreement, was a loss of approximately $3.2 million, primarily due to lower profit margins as a result of the decline in PPT revenues and increased selling, general and administrative expenses at 3PF as noted above. This compares to operating income of $0.4 million for the three-month period ended June 30, 2000.

The effective tax rate during the three-month period ended June 30, 2001 was 39% compared to 34% during the three-month period ended June 30, 2000.

As a result, for the three-month period ended June 30, 2001, the Company recorded net income from continuing operations of $4.7 million, or 16 percent of total revenue, compared to income from continuing operations of $0.3 million, or 1 percent of total revenue, in the three-month period ended June 30, 2000. A significant amount of this increase in net income from continuing operations is attributable to the financial impact from the business restructuring between the Company and Rentrak Japan (See Note H.).


Discontinued Operations
-----------------------

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut Entertainment, Inc. ("BlowOut"). The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount remaining payable at June 30, 2001 is approximately $200,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the credit facility.

Net current liabilities of discontinued operations at June 30, 2001 and June 30, 2000, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.


Financial Condition
-------------------

At June 30, 2001, total assets were $37.5 million, a decrease of $1.6 million from $39.1 million at March 31, 2001. As of June 30, 2001, cash increased $2.1 million to $5.4 million from $3.3 million at March 31, 2001, primarily due to the $6.7 million in cash payments received from Rentrak Japan during April 2001 (See Note H.). Accounts receivable decreased $0.8 million from $11.2 million at March 31, 2001 to $10.4 million at June 30, 2001, primarily due to the decrease in revenues for the quarter as noted above and due to a $0.9 million reserve established for a 3PF customer trade account deemed uncollectible due to a Chapter 11 bankruptcy filing by the customer in May 2001. Deferred tax assets decreased $3.0 million from $9.7 million at March 31, 2001 to $6.7 million at June 30, 2001, primarily due to the application of this tax benefit to the $3.0 million tax provision relating to the pre-tax income for the three-month period ended June 30, 2001.

At June 30, 2001, total liabilities were $25.5 million, a decrease of $2.2 million from $27.7 million at March 31, 2001. Outstanding borrowings under the line of credit decreased $1.9 million from $1.9 million at March 31, 2001 to $0 million at June 30, 2001 primarily due to additional working capital available to the Company from trade receivable collections and the $6.7 million in cash payments received from Rentrak Japan during April 2001 (See Note H.). Accounts payable increased $0.3 million from $18.7 million at March 31, 2001 to $19.0 million at June 30, 2001 primarily due to the timing of studio and other vendor payments. Accrued compensation increased $0.4 million from $1.1 million at March 31, 2001 to $1.5 million at June 30, 2001 primarily due to a bonus accrual related to the pre-tax financial results for the three-month period. Deferred revenue decreased $0.8 million from $1.6 million at March 31, 2001 to $0.8 million at June 30, 2001 primarily due to the forgiveness of the remaining unearned prepaid royalty income credit by Rentrak Japan (See Note H.).

Accordingly, at June 30, 2001, total stockholders' equity was $12.0 million, an increase of $0.6 million from the $11.4 million at March 31, 2001. Common stock and capital in excess of par value decreased, on a combined basis, $4.2 million from $52.5 million at March 31, 2001 to $48.3 million at June 30, 2001 primarily due to the repurchase of stock from Rentrak Japan (See Note H.) and the repurchase of additional stock under the Company's stock repurchase program. Accumulated deficit decreased $4.7 million from $32.9 million at March 31, 2001 to $28.2 million at June 30, 2001 due to the net income from the three-month period.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash of $5.4 million compared to $3.3 million at March 31, 2001. At June 30, 2001, the Company's current ratio (current assets/current liabilities) decreased to 1.12 from 1.14 at March 31, 2001.

As discussed in Note G of the accompanying financial statements, in May 2000 the Company obtained a replacement line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of June 30, 2001 and for the three month period then ended, the Company has determined it is out of compliance with two of the financial covenants as of June 30, 2001. The Company is in process of obtaining waivers of compliance for the two financial covenants as of June 30, 2001 and for the three-month period then ended. The Company previously obtained waivers of compliance with these financial covenants for the preceding three quarters. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, as necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive current and future waivers and/or covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At June 30, 2001 and August 10, 2001, the Company had no outstanding borrowings under this agreement.

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

The Rentrak Video Retailer Loan Program was adopted in 1992 at a time when the video industry was experiencing rapid growth. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During fiscal year 2001, the Company discontinued new financings under this retailer financing program. As of June 30, 2001, the Company had invested or loaned approximately $6.6 million under the program and had provided reserves of approximately $6.6 million. The Company continues to seek to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

The Company was the principal creditor of BlowOut Entertainment, Inc. ("BlowOut"), which filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). BlowOut had a credit facility (the "Credit Facility") in an aggregate principal amount of $2 million for a five-year term. Amounts outstanding under the Credit Facility bear interest at
14.525 percent per annum. Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under the Credit Facility. As the proceeds from the sale of the BlowOut assets in May 1999 in the bankruptcy proceeding were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under the Credit Facility. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the case may further reduce the amount due under the Credit Facility. As of June 30, 2001, the balance remaining payable under this obligation is approximately $200,000. The payments, as made, will be recorded as a reduction of "net current liabilities of discontinued operations" on the Company's balance sheet.

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



ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

               None.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In June 1998, Video Update, Inc. ("Video Update") filed a complaint (the "Video Update Complaint") against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleged various violations of the antitrust laws, including that the Company had monopolized or attempted to monopolize a market for videocassettes leased to retain video stores in violation of Section 2 of the Sherman Act. Video Update further alleged that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violated Section 1 of the Sherman Act and Section 3 of the Clayton Act. Video Update sought unspecified monetary relief, including treble damages and attorney fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. In August 1998, the Court granted the Company's motion to dismiss the Video Update Complaint pursuant to Federal Rules of Civil Procedure Rule 12(b)(3) on the basis of improper venue.

In August 1998, Video Update filed a new complaint against the Company in the United States District Court for the District of Oregon (the "Re-Filed Complaint"), Case No. 98-1013HA. The Re-Filed Complaint is substantially the same as the previous complaint. The Company has answered the Re-Filed Complaint denying its material allegations and asserting several affirmative defenses. The Company also filed a countercomplaint against Video Update alleging, among other things, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with business advantage, trade secret misappropriation, and a claim for recovery of personal property, seeking damages and equitable relief.

On September 18, 2000, Video Update filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code. In light of the bankruptcy case, the District Court dismissed the Re-Filed Complaint and counterclaims on its own motion in January 2001. The Company filed a proof of claim in the bankruptcy case asserting the claims that the Company asserted in its countercomplaint in the District Court action. Video Update and the Company have recently reached an agreement in principle whereby the litigation between them would be dismissed and each party would release all claims against the other. The settlement is subject to execution of a definitive agreement by the parties and approval of the agreement by the Bankruptcy Court.

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

On August 6, 2001, Hollywood filed a proceeding with the American Arbitration Association against the Company for the alleged breach of a settlement agreement among the Company, Hollywood, and two individuals dated January 23, 2000, relating to the Company's obligation to provide Hollywood with documents and data with regard to Hollywood's obligation to indemnify the Company against claims by a movie studio. Hollywood is seeking damages in the amount of $2,000,000. The Company intends to vigorously defend this action.

On February 20, 2001, the Company filed a complaint against Ron Berger, Chairman and Chief Executive Officer and a director of Rentrak until September 2000, in the Circuit Court of the State of Oregon for the County of Multnomah (No. 0102-01814), seeking cancellation of shares of Rentrak common stock acquired by Mr. Berger through an option loan program offered to the Company's officers in June 2000 and damages for the conversion of an automobile and computer equipment plus an over-advance payment of business expenses less setoffs. On or about March 29, 2001, Mr. Berger filed a counterclaim seeking damages of approximately $1.76 million plus attorney fees from Rentrak for conversion of Mr. Berger's director's fees and dividends from Rentrak Japan, breach of an agreement to compensate Mr. Berger for cancellation of options to purchase Rentrak stock, failure to pay accumulated wages and compensation, breach of an agreement to provide options to purchase stock in Rentrak's subsidiary 3PF.COM, Inc., and failure to reimburse Mr. Berger for life insurance premiums and cancellation of family health insurance. The claim for breach of an agreement to provide options to purchase stock in the subsidiary is also asserted against counterclaim defendant 3PF.COM, Inc. The Company has denied liability for the counterclaims and intends to contest the case vigorously. On June 15, 2001, the Company filed an amended complaint alleging claims for breach of duty of care and breach of fiduciary duty against Mr. Berger arising out of his activities as an officer and director of the Company involving Video City, Inc., and seeking damages with respect to those claims in an amount to be proved at trial but not less than $6.0 million. The case is presently in the discovery phase.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company as a whole.

Item 2. Changes in Securities and Use of Proceeds - During the three-month period ended June 30, 2001, the Company issued a total of 4,000 shares of its common stock to a financial consultant as partial payment for professional services rendered by the consultant to the Company's subsidiary 3PF. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the isuance of the shares.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - A current report on Form 8-K was filed on April 17, 2001, reporting under Item 2 the disposition of assets in a transaction with Rentrak Japan.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of August, 2001

                               RENTRAK CORPORATION



                               By  /s/ Mark L. Thoenes
                                   ----------------------------------
                                   Mark L. Thoenes
                                   Vice President and Chief Financial Officer
                                   Signing on behalf of the registrant