Form 10-Q
period 2001-09-30
RENTRAK CORP
filed 2001-11-13
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of October 31, 2001, the Registrant had 9,668,771 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

      Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001

      Consolidated Statements of Income for the three-month periods ended September 30, 2001 and September 30, 2000

      Consolidated Statements of Income for the six-month periods ended September 30, 2001 and September 30, 2000

      Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2001 and September 30, 2000

      Notes to Consolidated Financial Statements

                               RENTRAK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    (UNAUDITED)
                                                   September 30,     March 31,
                                                       2001             2001
                                                  ---------------- ---------------
CURRENT ASSETS:

    Cash and cash equivalents                          $4,280,043      $3,322,917
    Accounts receivable, net of allowance for
doubtful
       accounts of $4,083,276 and $2,090,075           10,603,127      11,151,817
    Advances to program suppliers                       2,151,613       1,328,165
    Inventory                                           3,076,444       3,514,354
    Income tax receivable                                 288,936         279,160
    Deferred tax asset                                  2,241,757       7,319,266
    Other current assets                                3,793,281       3,291,915

                                                  ---------------- ---------------
    Total current assets                               26,435,201      30,207,594
                                                  ---------------- ---------------

PROPERTY AND EQUIPMENT, net                             4,727,176       4,439,773
DEFERRED TAX ASSET                                      4,242,724       2,419,634
OTHER ASSETS                                            1,446,249       2,059,247

                                                  ---------------- ---------------
          TOTAL ASSETS                                $36,851,350     $39,126,248
                                                  ================ ===============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                               RENTRAK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)
                                                   September 30,      March 31,
                                                       2001             2001
                                                  ---------------- ----------------

CURRENT LIABILITIES:
     Line of credit                                    $       -       $1,917,705
     Accounts payable                                 18,497,348       18,699,289
     Accrued liabilities                               3,114,285        3,418,043
     Accrued compensation                              1,421,089        1,127,785
     Current portion of deferred revenue                 439,352        1,245,643
     Net current liabilities of discontinued              74,892          156,046
operations

                                                  ---------------- ----------------
          Total current liabilities                   23,546,966       26,564,511
                                                  ---------------- ----------------

LONG-TERM LIABILITIES:
     Deferred Revenue                                    189,554          379,104
     Other                                               604,323          795,875

                                                  ---------------- ----------------
          Total long-term liabilities                    793,877        1,174,979
                                                  ---------------- ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
       Authorized:  10,000,000 shares
                                                                -               -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 9,699,855 shares
         at September 30, 2001 and 12,235,621 at
         March 31, 2001                                    9,700           12,236
     Capital in excess of par value                   41,070,031       52,471,599
     Notes receivable                                   (377,565)      (7,728,189)
     Cumulative other comprehensive income (loss)          4,629          (49,572)
     Accumulated deficit                             (27,811,288)     (32,904,316)
     Less - Deferred charge - warrants                  (385,000)        (415,000)
                                                  ---------------- ----------------

                                                      12,510,507       11,386,758
                                                  ---------------- ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $36,851,350      $39,126,248
                                                  ================ ================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                RENTRAK CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (UNAUDITED)
                                                Three Months      Ended September 30,
                                                   2001                  2000
                                            -------------------   -------------------
REVENUES:
   PPT                                             $19,055,246           $17,521,934
   Other                                             4,681,687             7,368,621
                                            -------------------   -------------------

                                                    23,736,933            24,890,555
                                            -------------------   -------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                    18,647,603            22,845,139
   Selling, general, and administrative              4,549,556            17,294,174
                                            -------------------   -------------------

                                                    23,197,159            40,139,313
                                            -------------------   -------------------

INCOME (LOSS) FROM OPERATIONS                          539,774           (15,248,758)
                                            -------------------   -------------------

OTHER INCOME (EXPENSE):
   Interest income                                     112,872                99,640
   Interest expense                                          -              (166,037)
                                            ------------------    -------------------

                                                       112,872               (66,397)
                                            -------------------   -------------------

INCOME (LOSS) BEFORE INCOME TAX
    PROVISION (BENEFIT)                                652,646           (15,315,155)

INCOME TAX PROVISION (BENEFIT)                         254,532            (5,746,162)
                                            -------------------   -------------------

NET INCOME (LOSS)                                     $398,114          $ (9,568,993)
                                            ===================   ===================

EARNINGS (LOSS) PER SHARE:
                                            -------------------   -------------------
    Basic:                                               $0.04               $ (0.77)
                                            -------------------   -------------------
    Diluted:                                             $0.04               $ (0.77)
                                            ===================   ===================



              The accompanying notes are an integral part of these
                            consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)
                                                   Six Months      Ended September 30,
                                                      2001               2000
                                                 ----------------   ----------------
REVENUES:
   PPT                                               $35,312,962        $39,871,309
   Other                                              17,397,858         14,498,870
                                                 ----------------   ----------------

                                                      52,710,820         54,370,179
                                                 ----------------   ----------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                      36,665,600         45,816,929
   Selling, general, and administrative               13,227,720         23,619,213
   Net (gain) expense from litigation settlement               -           (225,000)
                                                 ----------------   ----------------

                                                      49,893,320         69,211,142
                                                 ----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                          2,817,500        (14,840,963)
                                                 ----------------   ----------------

OTHER INCOME (EXPENSE):
   Interest income                                       189,963            256,206
   Interest expense                                       (8,976)          (349,521)
  Other                                                5,350,737                  -
                                                 ----------------   ----------------

                                                       5,531,724            (93,315)
                                                 ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAX
   PROVISION (BENEFIT)                                 8,349,224        (14,934,278)

INCOME TAX PROVISION (BENEFIT)                         3,256,197         (5,615,284)
                                                 ----------------   ----------------

NET INCOME (LOSS)                                     $5,093,027       $ (9,318,994)
                                                 ================   ================

EARNINGS (LOSS) PER SHARE:
                                                 ----------------   ----------------
    Basic:                                                 $0.46            $ (0.80)
                                                 ----------------   ----------------
    Diluted:                                               $0.46            $ (0.80)
                                                 ================   ================


              The accompanying notes are an integral part of these
                            consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (UNAUDITED)
                                                Six Months     Ended September 30,
                                               ---------------------------------
                                                    2001              2000
                                               ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                $5,093,027       ($9,318,994)
  Adjustments to reconcile income (loss) to
net cash
      provided by (used in) operating
activities
  Gain on investments                              (3,713,147)          567,986
  Depreciation and amortization                       618,316           639,577
  Amortization of warrants                             30,000           329,931
  Provision for doubtful accounts and other           883,239         8,006,046
assets
  Reserves on advances to program suppliers           437,395                 -
  Deferred income taxes                             3,221,574        (5,705,280)
  Change in specific accounts:
      Accounts receivable                            (334,548)        5,005,870
      Advances to program suppliers                (1,260,843)        1,240,828
      Inventory                                       437,910           (62,529)
      Income tax receivable                            (9,776)         (491,410)
      Notes receivable                                      -         4,061,618
      Other current assets                           (501,366)       (1,192,472)
      Accounts payable                               (209,483)       (7,509,856)
      Accrued liabilities & compensation              (10,454)           34,534
      Deferred revenue and other liabilities       (1,187,393)        1,670,331
      Notes payable                                                    (500,000)
      Net current liabilities of discontinued         (81,154)         (157,787)
operations
                                               ---------------   ---------------

           Net cash provided by (used in)           3,413,297        (3,381,607)
operations
                                               ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (938,433)       (1,226,334)
  Proceeds form sale of investments                     4,377         1,554,750
  Reduction (addition) of other assets and            551,028          (679,073)
investments
                                               ---------------   ---------------

        Net cash used in investing activities        (383,028)         (350,657)
                                               ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of          (1,917,705)           39,284
credit
  Repurchase of common stock                         (469,545)                -
  Issuance of common stock                            177,547           412,659
  Issuance of common stock to non-employees           136,560                 -
                                               ---------------   ---------------

        Net cash provided by (used in)             (2,073,143)          451,943
financing activities
                                               ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    957,126        (3,280,321)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         3,322,917         4,028,271
                                               ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $4,280,043          $747,950
                                               ===============   ===============

                                                          (UNAUDITED)
                                                Six Months    Ended September 30,
                                               ---------------------------------
                                                    2001              2000
                                               ---------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Interest                                      $28,929           $79,680
        Income taxes paid, net of refunds received     58,025           336,530
  NON-CASH TRANSACTIONS
         Change in unrealized gain (loss) on investment
           securities, net of tax                         858           (39,098)
         Notes issued, net of cancellation
           for common stock                        (7,350,624)        9,441,379
         Repurchase of common stock from sale
           of asset                                 3,890,500                 -


              The accompanying notes are an integral part of these
                            consolidated statements.

RENTRAK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month six-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2001 Annual Report to Shareholders. Certain prior year information has been reclassified to conform to current year presentation.

The Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which, except as disclosed, include only normal and recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all inter-company accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method.

During the six-month period ended September 30, 2001, the FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS 141), Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" (SFAS 142), Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143) and Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company expects that adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will not have a material impact on the Company's financial condition or results of operations.

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

The weighted average number of shares of common stock and equivalents and net income (loss) used to compute basic and diluted earnings per share for the three and six-month periods ended September 30, 2001 and 2000 were as follows:


                        3-Months Ended               6-Months Ended           3-Months Ended             6-Months Ended
                         September 30,                September 30,           September 30,              September 30,
                            2001                          2001                    2000                        2000
                      ----------------               ---------------          ---------------            ---------------
                      Basic     Diluted              Basic     Diluted       Basic      Diluted         Basic     Diluted
Weighted average
number of shares
of common stock
outstanding used
to compute basic
earnings (loss)
per common share     11,005,323 11,005,323         11,110,515 11,110,515    12,373,606   12,373,606    11,596,261   11,596,261


Dilutive effect of
exercise of stock
options                       -     42,926                  -     45,517             -            -             -            -
                     ---------- ----------         ---------- ----------    ----------   ----------    ----------   ----------
Weighted average
number of shares
of common stock
used to compute

diluted earnings
(loss) per
common share
outstanding and
common stock
equivalents          11,005,323  11,048,249        11,110,515 11,156,032    12,373,606   12,373,606    11,595,261   11,595,261
                     ==========  ==========        ========== ==========    ==========   ==========    ==========   ==========


Net Income (loss)
used in basic and

diluted earnings
(loss) per
common share         $  398,114  $  398,114        $5,093,027 $5,093,027    $(9,568,993)$(9,568,993)  $(9,318,994) $(9,318,994)


Earnings (loss)
per common share     $     0.04  $     0.04        $     0.46 $     0.46    $     (0.77)$     (0.77)  $     (0.80) $     (0.80)
                     ==========  ==========        ========== ==========    =========== ===========   ===========  ===========

Options and warrants to purchase 2,980,175 and 3,288,509 shares of common stock for the quarters ended September 30, 2001 and 2000, respectively, and 2,832,363 and 3,086,703 for the six-month periods ended September 30, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted EPS because the exercise price of the options and warrants were greater than the average market price of the common shares.


NOTE C:     Business Segments, Significant Suppliers and Major Customer

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. ("3PF") and Other. Under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers. 3PF is a subsidiary of the Company which provides order processing, fulfillment and inventory management services. Other includes the operations of BlowOut Video, a video retail subsidiary, ForMovies.Com, an internet service, and amounts received pursuant to royalty agreements, primarily from a previous agreement with Rentrak Japan.

Business Segments

Following are the revenues, income (loss) from operations and identifiable assets of the Company's business segments for the periods indicated (unaudited):



                         Six Months    Six Months    Three Months   Three Months
                           Ended          Ended         Ended           Ended
                       September 30,  September 30, September 30,     September
                           2001          2000           2001         30, 2000
                       ---------------------------------------------------------
REVENUES: (1)
     PPT                  $35,531,166   $40,283,720   $19,125,223    $17,656,964

     3PF.COM, Inc. (2)      7,276,327     8,963,619     2,503,845      4,658,519

     OTHER                 11,329,302     6,784,432     2,611,800      3,219,896
                       ----------------------------------------------------------
                          $54,136,795   $56,031,771   $24,240,868    $25,535,379
                       ==========================================================

INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                   $2,106,307  $(11,838,182)    $1,712,836  $ (12,847,988)

     3PF.COM, Inc.         (4,420,029)   (2,439,829)    (1,271,633)    (1,611,253)

     OTHER                  5,131,223      (562,952)        98,572       (789,517)
                       ----------------------------------------------------------
                           $2,817,501  $(14,840,963)    $  539,775   $(15,248,758)
                       ==========================================================


  IDENTIFIABLE ASSETS: (1)
     PPT                  $38,941,472   $35,346,385

     3PF.COM, Inc.          9,331,929     6,132,488

     OTHER                  5,299,878     5,845,530
                       -----------------------------
                          $53,573,279   $47,324,403
                       =============================

(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF's revenues related to the shipment of cassettes to PPT customers were $433,958 and $477,992 for the three-month periods ended September 30, 2001 and 2000, respectively, and $1,201,771 and $1,249,182 for the six-month periods ended September 30, 2001 and 2000, respectively.

For the three-month period ended September 30, 2001, the Company had one program supplier whose product generated 24 percent, a second that generated 16 percent, and a third that generated 13 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended September 30, 2001. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended September 30, 2001. For the six-month period ended September 30, 2001, the Company had one program supplier whose product generated 18 percent and a second and third that each generated 13 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the six-month period ended September 30, 2001. No customer accounted for more than 10 percent of the Company's revenue in the six-month period ended September 30, 2001.

For the three-month period ended September 30, 2000, the Company had one program supplier whose product generated 21 percent, a second that generated 15 percent, and a third that generated 11 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended September 30, 2000. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended September 30, 2000. For the six-month period ended September 30, 2000, the Company had one program supplier whose product generated 20 percent, a second that generated 19 percent, and a third that generated 11 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the six-month period ended September 30, 2000. No customer accounted for more than 10 percent of the Company's revenue in the six-month period ended September 30, 2000.


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

The amount remaining payable at September 30, 2001 is approximately $125,000. The funds remaining, if any, after payment of administrative and cost claims after dismissal of the bankruptcy case may further reduce the amount due under the credit facility. Net current liabilities of discontinued operations at September 30, 2001 and September 30, 2000, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.


NOTE: E     Customer Agreement

In June 2000, the Company entered into an agreement with one of its customers, modifying an existing contract. Under terms of the agreement the customer made a payment to the Company in the amount of $2.5 million, subject to the resolution of certain issues. On March 31, 2001, the Company entered into a settlement agreement with the customer whereby $1.6 million of the $2.5 million payment was determined to be consideration for cancellation of certain rights of the Company under the existing contract, while the balance of $0.9 million was to be held by the Company as a deposit to be applied to future receivables generated by the customer. The $0.9 million deposit will be allocated towards future receivables at the rate of $75,000 per quarter, beginning with the quarter ended March 31, 2001. The long-term portion of this credit has been included in other long-term liabilities on the Company's balance sheet.


NOTE F:     Related Party Transactions

On June 16, 2000, the Company loaned a total of $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 301,518 shares of stock and corresponding loan in the amount of $1,468,250. At various times during the three-month period ended September 30, 2000, the Company loaned an additional $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 50,535 shares of stock and corresponding loan in the amount of $244,940. The loans bear interest at the federal funds rate in effect on the date of the loan (6.5%) and interest is payable annually. The Company is not accruing interest on these loans. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak, (2) one year after the borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. In accordance with SEC regulations, the notes receivable arising from these transactions are presented as deductions from stockholders' equity. During the three-month period ended September 30, 2001, a former officer of the Company, who was loaned, on June 16, 2000, $6,629,386 to purchase 1,362,008 shares of stock upon exercise of his employee stock options and, during the quarter ended September 30, 2000, was also loaned

$721,238 to purchase 133,742 shares of stock upon exercise of his employee stock options, terminated his agreements with the Company. Accordingly, the common stock and related notes receivable totaling $7,350,624 were reversed in a non-cash transaction in the accompanying consolidated balance sheet as of September 30, 2001.


NOTE G:     Line of Credit

In May 2000 the Company obtained a new line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the line is payable monthly at the bank's prime rate plus 1/4 percent (6.25 percent at September 30, 2001). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of September 30, 2001 and for the three-month period then ended, the Company has determined it is out of compliance with two of the financial covenants as of September 30, 2001. The Company is in process of obtaining waivers of non-compliance for the two financial covenants as of September 30, 2001 and for the three-month period then ended. The Company previously obtained waivers of non-compliance with these financial covenants for the preceding four-quarters. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, as necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive current and future waivers and/or covenant modifications and will have sufficient cash resources to repay any outstanding borrowings as due. At September 30, 2001 and November 13, 2001, the Company had no outstanding borrowings under this agreement.


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

The Company concurrently sold to So-Tsu Co. Ltd. ("So-Tsu"), which owns a controlling interest in Rentrak Japan, 300,000 shares of its Rentrak Japan stock, or approximately 5.6 percent of the outstanding Rentrak Japan shares, for a price of $4.0 million in April 2001. The Company also repurchased from Rentrak Japan 614,000 shares of the Company's common stock for a price of $2.4 million, or $3.875 per share. The Company repurchased an additional 390,000 shares of its common stock for the same price per share, or a total of $1.5 million, from Culture Convenience Club Co., Ltd., also under the control of So-Tsu. The Company received the right, which was exercised in October 2001, to sell its remaining 180,000 shares of Rentrak Japan stock, representing approximately 3.4 percent of the outstanding Rentrak Japan shares, for a minimum payment of 1,600 yen per share (currently approximately $2.4 million in total).

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

The Company received a total of $6.7 million in net cash payments in April and May 2001 in connection with the restructuring and it received the remaining $2.4 million in net cash payments in October 2001, as a result of the sale of its remaining Rentrak Japan stock.


NOTE I:           Stockholders' Equity

At September 30, 2001, total stockholders' equity was $12.5 million, an increase of $1.1 million from the $11.4 million at March 31, 2001. Common stock and capital in excess of par value decreased, on a combined basis, $11.4 million from $52.5 million at March 31, 2001 to $41.1 million at September 30, 2001 primarily due to: (i) the repurchase of stock from Rentrak Japan (See Note H.);
(ii) the repurchase of additional stock under the Company's stock repurchase program; and (iii) the termination of loan agreements by a former officer of the Company for purchase of shares in conjunction with the exercise of employee stock options (See Note F.). Notes receivable decreased from ($7.7) million at March 31, 2001 to ($0.4) million at September 30, 2001 in conjunction with the termination of the loan agreements noted above. Accumulated deficit decreased $5.1 million from $32.9 million at March 31, 2001 to $27.8 million at September 30, 2001 due to the net income from the six-month period.

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


Results of Operations


Continuing   Operations  -  Domestic  PPT   Operations   and  Other   Continuing
Subsidiaries

For the three-month period ended September 30, 2001, total revenue decreased $1.2 million, or 5 percent, to $23.7 million from $24.9 million for the three-month period ended September 30, 2000. For the six-month period ended September 30, 2001, total revenue decreased $1.7 million, or 3 percent, to $52.7 million from $54.4 million for the six-month period ended September 30, 2000. Total revenue includes the following PPT Program fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; and buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes the following: (i) charges to customers of the Company's subsidiary 3PF, which provides order processing, fulfillment and inventory management services, (ii) sales of Cassettes through the Company's retail subsidiary BlowOut Video, (iii) charges for internet services provided by ForMovies.Com, and (iv) royalty payments primarily from Rentrak Japan (See Note H.).

The decrease in total revenues for the three-month period ended September 30, 2001 is primarily due to: (i) a decrease in revenue related to 3PF's services, resulting primarily from the loss of a key customer; (ii) the discontinuance of royalty revenues from Rentrak Japan (See Note H.) in the three-month period ended June 30, 2001; and (iii) a decrease in business activity and revenue from the Company's subsidiary BlowOut Video. However, PPT revenues for the three-month period ended September 30, 2001 increased to $19.1 million from $17.5 million for the three-month period ended September 30, 2000, an increase of $1.6 million, or 9 percent, primarily due to an increase in the number of Cassettes shipped. This increase in PPT revenues resulting from the increased number of Cassettes shipped was partially offset by the number of Cassettes leased under output programs offered by the studios as well as the timing of titles released during the three-month period ended September 30, 2001.

The decrease in total revenues for the six-month period ended September 30, 2001 is primarily due to: (i) the reduction in the total number of Cassettes leased under the PPT System, such reduction occurring in the three-month period ended June 30, 2001; (ii) program suppliers engaging in direct revenue sharing with the larger chains; and (iii) the number, timing and quality of titles released to the PPT System in the initial months of the six-month period ended September 30, 2001. PPT revenues for the six-month period ended September 30, 2001 decreased to $35.3 million from $39.9 million for the six-month period ended September 30, 2000, a decrease of $4.6 million, or 12 percent. 3PF revenues for the six-month period ended September 30, 2001 decreased to $7.3 million from $9.0 million for the six-month period ended September 30, 2000, a decrease of $1.7 million, or 19 percent. The discontinuance of royalty revenues from Rentrak Japan (See Note H.) in the three-month period ended June 30, 2001, as well as a decrease in business activity and revenue from the Company's subsidiary BlowOut Video also contributed to the decrease in revenues during the six-month period ended September 30, 2001. These reductions in revenue were partially offset by the recognition of $6.4 million in revenue during the three-month period ended June 30, 2001 related to an agreement between the Company and Rentrak Japan (See Note H.).

Cost of sales for the three-month period ended September 30, 2001 decreased to $18.6 million from $22.8 million for the three-month period ended September 30, 2000, a decrease of $4.2 million, or 18 percent. This decrease is primarily attributable to the following: (i) additional costs which were recorded in the three-month period ended September 30, 2000 related to the guaranteed minimum payments due to program suppliers on certain movie titles and (ii) increased costs of sales of 3PF as the result of the addition of more labor intensive customers, the cost of new warehousing with no additional revenues, and lease cost adjustments and increases all occurring during the three-month period ended September 30, 2000. Cost of sales as a percent of total revenues was 79% for the three-month period ended September 30, 2001 compared to 92% for the three-month period ended September 30, 2000. Cost of sales for the six-month period ended September 30, 2001 decreased to $36.7 million from $45.8 million for the six-month period ended September 30, 2000, a decrease of $9.2 million, or 20 percent. Cost of sales as a percent of total revenues, excluding the $6.4 million in revenue related to the business restructuring noted above, was 70% for the six-month period ended September 30, 2001 compared to 84% for the six-month period ended September 30, 2000.

As a result, the gross profit margin increased to 21 percent in the three-month period ended September 30, 2001 from 8 percent in the three-month period ended September 30, 2000. Excluding the $6.4 million in revenue related to the business restructuring with Rentrak Japan noted above, the gross profit margin increased to 21 percent in the six-month period ended September 30, 2001 from 16 percent in the six month period ended September 30, 2000.

Selling, general and administrative expenses were $4.5 million for the three-month period ended September 30, 2001, compared to $17.3 million for the three-month period ended September 30, 2000, a decrease of $12.8 million, or 74 percent. The decrease in selling, general and administrative expenses is primarily due to various transactions occurring during the three-month period ended September 30, 2000, including: (1) a $1.3 million severance payment to the Company's former chairman and chief executive officer; (2) $0.6 million in legal costs and proxy solicitation costs incurred by the Company related to the proxy contest in 2000; (3) $0.4 million in costs to reimburse the dissident shareholder group for their legal and other costs associated with the proxy contest; (4) $6.1 million of costs associated with the reserve or write-off of assets related to the Company's Retailer Financing Program; (5) $1.0 million in write-offs of investments and other assets deemed by the Company to be non-realizable; (6) $1.4 million in write-offs of accounts receivable based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers; and (7) a $0.5 million loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a prior customer.

Selling, general and administrative expenses were $13.2 million for the six-month period ended September 30, 2001, compared to $23.6 million for the six-month period ended September 30, 2000, a decrease of $10.4 million, or 44 percent. The decrease in selling, general and administrative expenses is primarily due to various transactions occurring during the three-month period ended September 30, 2000, as noted above, offset by the following transactions occurring during the three-month period ended June 30, 2001: (1) a $0.9 million reserve established for a 3PF customer trade account deemed uncollectible due to a Chapter 11 bankruptcy filing by the customer in May 2001; (2) recognition of $0.8 million in expense related to the closure of the 3PF administrative offices in Skokie, Illinois in April 2001; and (3) the recognition of $0.5 million in expense for a bonus accrual related to the pre-tax financial results for the three-month period.

Operating Income for the three-month period ended September 30, 2001, was approximately $0.5 million. This compares to an operating loss of approximately $15.2 million for the three-month period ended September 30, 2000, primarily attributable to the cost of sales and selling, general and administrative expenses noted above during this time period. Operating Income for the six-month period ended September 30, 2001, excluding the effect of the $6.4 million in revenue noted above and the selling, general and administrative expenses associated with this agreement during the three-month period ended June 30, 2001, was a loss of approximately $2.7 million, primarily due to lower gross profit margins as a result of an approximate $4.6 million decline in PPT revenues from the six-month period ended September 30, 2000 and increased selling, general and administrative expenses at 3PF totaling $1.7 million, as noted above. This compares to an operating loss of approximately $14.8 million for the six-month period ended September 30, 2000.

Other Income (Expense) increased from an expense of approximately $66,000 for the three-month period ended September 30, 2000 to income of approximately $113,000 for the three-month period ended September 30, 2001, primarily due to zero interest expense for the three-month period ended September 30, 2001 as the Company has had no outstanding balance to date on its line of credit during the fiscal year ending March 31,

2002. Other Income (Expense) increased from an expense of approximately $93,000 for the six-month period ended September 30, 2000 to income of approximately $5.5 million for the six-month period ended September 30, 2001, primarily due to the recognition of $5.6 million in other income related to an agreement between the Company and Rentrak Japan (See Note H.) and zero interest expense as the Company has had no outstanding balance on its line of credit during the six-month period ended September 30, 2001.

The effective tax rate during the three and six month periods ended September 30, 2001 was 39% compared to 38% during the three and six-month periods ended September 30, 2000.

As a result, for the three-month period ended September 30, 2001, the Company recorded net income from continuing operations of $0.4 million, or 2 percent of total revenue, compared to a loss from continuing operations of $9.6 million, or 38 percent of total revenue, in the three-month period ended September 30, 2000. For the six-month period ended September 30, 2001, the Company recorded net income from continuing operations of $5.1 million, or 10 percent of total revenue, compared to a loss from continuing operations of $9.3 million, or 17 percent of total revenue, in the six-month period ended September 30, 2000. A significant amount of this increase in net income from continuing operations during the six-month period ended September 30, 2001 is attributable to the financial impact from the business restructuring between the Company and Rentrak Japan (See Note H.).

Discontinued Operations

On March 22, 1999, BlowOut Entertainment, Inc. ("BlowOut"), a former subsidiary of the Company, filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all its assets. The sale was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. In 1996, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. The amount remaining payable at September 30, 2001 was approximately $125,000. Net current liabilities of discontinued operations at September 30, 2001 and September 30, 2000, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.

Financial Condition

At September 30, 2001, total assets were $36.9 million, a decrease of $2.2 million from $39.1 million at March 31, 2001. As of September 30, 2001, cash increased $1.0 million to $4.3 million from $3.3 million at March 31, 2001. Accounts receivable decreased $0.6 million from $11.2 million at March 31, 2001 to $10.6 million at September 30, 2001, primarily due to: (i) collections from customer accounts; (ii) a $0.9 million reserve established for a 3PF customer trade account deemed uncollectible due to a Chapter 11 bankruptcy filing by the customer in May 2001; and (iii) an increase provided in the general allowance for doubtful accounts based upon management's assessment of its accounts receivable. Deferred tax assets decreased $3.2 million from $9.7 million at March 31, 2001 to $6.5 million at September 30, 2001, primarily due to the application of this tax benefit to the $3.3 million tax provision relating to the pre-tax income for the six-month period ended September 30, 2001.

At September 30, 2001, total liabilities were $24.3 million, a decrease of $3.4 million from $27.7 million at March 31, 2001. Outstanding borrowings under the line of credit decreased $1.9 million from $1.9 million at March 31, 2001 to $0 million at September 30, 2001 primarily due to additional working capital available to the Company from trade receivable collections in April 2001 and the $6.7 million in cash payments received from Rentrak Japan during April 2001 (See Note H.). Accounts payable decreased $0.2 million from $18.7 million at March 31, 2001 to $18.5 million at September 30, 2001 primarily due to the timing of studio and other vendor payments. Accrued compensation increased $0.3 million from $1.1 million at March 31, 2001 to $1.4 million at September 30, 2001 primarily due to a bonus accrual related to the pre-tax financial results for the six-month period offset by bonuses awarded and paid for the prior fiscal year during the three-month period ended September 30, 2001. Deferred revenue decreased $1.0 million from $1.6 million at March 31, 2001 to $0.6 million at September 30, 2001 primarily due to the forgiveness of the remaining unearned prepaid royalty income credit by Rentrak Japan (See Note H.).

Accordingly, at September 30, 2001, total stockholders' equity was $12.5 million, an increase of $1.1 million from the $11.4 million at March 31, 2001. Common stock and capital in excess of par value decreased, on a combined basis, $11.4 million from $52.5 million at March 31, 2001 to $41.1 million at September 30, 2001 primarily due to: (i) the repurchase of stock from Rentrak Japan (See Note H.); (ii) the repurchase of additional stock under the Company's stock repurchase program; and (iii) the termination of loan agreements by a former officer of the Company for purchase of shares in conjunction with the exercise of employee stock options (See Note F.). Notes receivable decreased from ($7.7) million at March 31, 2001 to ($0.4) million at September 30, 2001 in conjunction with the termination of the loan agreements noted above. Accumulated deficit decreased $5.1 million from $32.9 million at March 31, 2001 to $27.8 million at September 30, 2001 due to the net income from the six-month period.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash of $4.3 million compared to $3.3 million at March 31, 2001. At September 30, 2001, the Company's current ratio (current assets/current liabilities) decreased to 1.12 from 1.14 at March 31, 2001.

As discussed in Note G of the accompanying financial statements, in May 2000 the Company obtained a new line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of September 30, 2001 and for the three-month period then ended, the Company has determined it is out of compliance with two of the financial covenants as of September 30, 2001. The Company is in process of obtaining waivers of non-compliance for the two financial covenants as of September 30, 2001 and for the three-month period then ended. The Company previously obtained waivers of non-compliance with these financial covenants for the preceding four-quarters. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, as necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive current and future waivers and/or covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At September 30, 2001 and November 13, 2001, the Company had no outstanding borrowings under this agreement.

In 1992, the Company established a Retailer Loan Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. In 1992 the video industry was experiencing rapid growth. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During fiscal year 2001, the Company discontinued new financings under this program and provided reserves of $6.6 million representing the entire outstanding balance of the program loans. The Company continues to seek to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

On March 22, 1999, BlowOut Entertainment, Inc. ("BlowOut"), a former subsidiary of the Company, filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut (the "Guarantee"). In 1996, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As of September 30, 2001, the balance remaining payable under this obligation was approximately $125,000. The payments, as made, will be recorded as a reduction of "net current liabilities of discontinued operations" on the Company's balance sheet.

The Company's sources of liquidity include its cash balance, cash generated from operations and available credit resources. Based on the Company's current budgets and projected cash needs, the Company believes that its available sources of liquidity will be sufficient to fund the Company's operations for the fiscal year ending March 31, 2002.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

On September 18, 2000, Video Update filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code. In light of the bankruptcy case, the District Court dismissed the Re-Filed Complaint and counterclaims on its own motion in January 2001. The Company filed a proof of claim in the bankruptcy case asserting the claims that the Company asserted in its countercomplaint in the District Court action. Video Update and the Company have reached an agreement in principle whereby the litigation between them would be dismissed and each party would release all claims against the other. The settlement is subject to execution of a definitive agreement by the parties and approval of the agreement by the Bankruptcy Court.

On November 15, 2000, 3PF.COM, Inc., a subsidiary of the Company, filed a proceeding with the American Arbitration Association against Reel.com, Inc., a subsidiary of Hollywood Entertainment Corporation ("Hollywood"), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. 3PF.COM, Inc., is seeking damages in excess of $3.3 million, together with prejudgment interest and attorney fees. Hollywood and Reel.com, Inc., have filed a counterclaim for attorney fees. The arbitration is scheduled to commence January 14, 2002.

On August 6, 2001, Hollywood filed a proceeding with the American Arbitration Association against the Company for the alleged breach of a settlement agreement among the Company, Hollywood, and two individuals dated January 23, 2000, relating to the Company's obligation to provide Hollywood with documents and data with regard to Hollywood's obligation to indemnify the Company against claims by a movie studio. Hollywood is seeking damages in the amount of $2,000,000. The arbitration is scheduled to commence June 3, 2002.

On February 20, 2001, the Company filed a complaint against Ron Berger, Chairman and Chief Executive Officer and a director of Rentrak until September 2000, in the Circuit Court of the State of Oregon for the County of Multnomah (No. 0102-01814), seeking cancellation of shares of Rentrak common stock acquired by Mr. Berger through an option loan program offered to the Company's officers in June 2000 and damages for the conversion of an automobile and computer equipment plus an over-advance payment of business expenses less setoffs. On or about March 29, 2001, Mr. Berger filed a counterclaim seeking damages of approximately $1.76 million plus attorney fees from Rentrak for conversion of Mr. Berger's director's fees and dividends from Rentrak Japan, breach of an agreement to compensate Mr. Berger for cancellation of options to purchase Rentrak stock, failure to pay accumulated wages and compensation, breach of an agreement to provide options to purchase stock in Rentrak's subsidiary 3PF.COM, Inc., and failure to reimburse Mr. Berger for life insurance premiums and cancellation of family health insurance. The claim for breach of an agreement to provide options to purchase stock in the subsidiary is also asserted against counterclaim defendant 3PF.COM, Inc. The Company has denied liability for the counterclaims and intends to contest the case vigorously. On June 15, 2001, the Company filed an amended complaint alleging claims for breach of duty of care and breach of fiduciary duty against Mr. Berger arising out of his activities as an officer and director of the Company involving Video City, Inc., and seeking damages with respect to those claims in an amount to be proved at trial but not less than $6.0 million. In his answer to the amended complaint, Mr. Berger has denied these new allegations and renewed his primary counterclaims against the Company and 3PF.COM, Inc., which have been denied by the Company. The case is presently in the discovery phase. Trial is scheduled for April 15, 2002.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company as a whole.

ITEM 2.  CHANGES  IN  SECURITIES  AND USE OF  PROCEEDS

On July 10, 2001, the Company issued 8,000 shares of its common stock to a financial consultant as partial payment for professional services rendered by the consultant to the Company's subsidiary 3PF. On September 7, 2001, the Company issued 30,000 shares of its common stock to an investor relations firm as partial payment for investor relations services provided to the Company. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the share issuances in transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits -

      Exhibit 10.1 - Employment Agreement with Amir Yazdani dated July 1, 2001.

(b) Reports on Form 8-K - None filed during the quarter ended September 30,
2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of November, 2001

                  RENTRAK CORPORATION


                  By  /s/ Mark L. Thoenes
                      ---------------------------------------
                  Mark L. Thoenes
                  Vice President and Chief Financial Officer
                  Signing on behalf of the registrant