Form 10-Q
period 2001-12-31
RENTRAK CORP
filed 2002-02-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the Transition Period from      to
                                           ----   ----

                         Commission file number: 0-15159

                               RENTRAK CORPORATION
             (Exact name of registrant as specified in its charter)


OREGON                                                       93-0780536
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification no.)

7700 NE Ambassador Place, Portland, Oregon                   97220
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (503) 284-7581


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of January 31, 2002, the Registrant had 9,723,233 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001

         Consolidated Statements of Income for the three-month periods ended December 31, 2001 and December 31, 2000

         Consolidated Statements of Income for the nine-month periods ended December 31, 2001 and December 31, 2000

         Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2001 and December 31, 2000

         Notes to Consolidated Financial Statements

                               RENTRAK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             (UNAUDITED)
                                                              December 31,           March 31,
                                                                 2001                  2001
                                                        -----------------------------------------
CURRENT ASSETS:

    Cash and cash equivalents                             $  12,807,203             $  3,322,917
    Accounts receivable, net of allowance for doubtful
       accounts of $2,022,596 and $2,090,075                  9,215,648               11,151,817
    Advances to program suppliers                             1,807,162                1,328,165
    Inventory                                                 2,767,598                3,514,354
    Income tax receivable                                       317,310                  279,160
    Deferred tax asset                                        1,246,874                7,319,266
    Other current assets                                      2,306,746                3,291,915

                                                        -----------------------------------------
    Total current assets                                     30,468,541               30,207,594
                                                        -----------------------------------------

PROPERTY AND EQUIPMENT, net                                   4,631,883                4,439,773
DEFERRED TAX ASSET                                            3,930,869                2,419,634
OTHER ASSETS                                                  1,093,386                2,059,247

                                                        -----------------------------------------
          TOTAL ASSETS                                    $  40,124,679            $  39,126,248
                                                        =========================================

                          The accompanying notes are an
                       integral part of these consolidated
                                 balance sheets.

                               RENTRAK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    (UNAUDITED)
                                                                   December 31,           March 31,
                                                                       2001                 2001
                                                         --------------------------------------------
CURRENT LIABILITIES:
     Line of credit                                                  $        -       $    1,917,705
     Accounts payable                                                20,097,411           18,699,289
     Accrued liabilities                                              2,728,302            3,418,043
     Accrued compensation                                             1,493,879            1,127,785
     Current portion of deferred revenue                                409,086            1,245,643
     Net current liabilities of discontinued operations                  44,985              156,046

                                                         --------------------------------------------
          Total current liabilities                                  24,773,663           26,564,511
                                                         --------------------------------------------

LONG-TERM LIABILITIES:

     Deferred Revenue                                                    94,778              379,104
     Other                                                              518,510              795,875

                                                         --------------------------------------------
          Total long-term liabilities                                   613,288            1,174,979
                                                         --------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
       Authorized:  10,000,000 shares                                         -                    -
     Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 9,695,185 shares
         at December 31, 2001 and 12,235,621 shares at
         March 31, 2001                                                   9,696               12,236
     Capital in excess of par value                                  41,048,198           52,471,599
     Notes receivable                                                  (377,565)          (7,728,189)
     Cumulative other comprehensive income (loss)                             -              (49,572)
     Accumulated deficit                                            (25,572,601)         (32,904,316)
     Less - Deferred charge - warrants                                 (370,000)            (415,000)
                                                         --------------------------------------------

                                                                     14,737,728           11,386,758
                                                         --------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   40,124,679       $   39,126,248
                                                         ============================================


                          The accompanying notes are an
                       integral part of these consolidated
                                 balance sheets.

                                          RENTRAK CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                              (UNAUDITED)
                                                                     Three Months Ended December 31,
                                                                       2001                     2000
                                                      ---------------------------------------------------
REVENUES:
   PPT                                                           $   17,945,185           $   22,006,428
   Other                                                              8,487,101               10,778,201
                                                      ---------------------------------------------------


                                                                     26,432,286               32,784,629
                                                      ---------------------------------------------------

OPERATING COSTS AND EXPENSES:

   Cost of sales                                                     21,182,170               26,153,235
   Selling, general, and administrative                               4,017,915                6,112,165
                                                      ---------------------------------------------------

   Net (gain) expense from litigation settlement                              -                        -
                                                      ---------------------------------------------------


                                                                     25,200,085               32,265,400
                                                      ---------------------------------------------------


INCOME FROM OPERATIONS                                                1,232,201                  519,229
                                                      ---------------------------------------------------

OTHER INCOME (EXPENSE):

   Interest income                                                      (24,538)                  16,939

   Interest expense                                                      (1,896)                (191,752)

     Gain (loss) on  Investment Securities                                    -                        -

  Other                                                               2,366,496                        -
                                                      ---------------------------------------------------


                                                                      2,340,062                 (174,813)
                                                      ---------------------------------------------------

INCOME BEFORE INCOME TAX
    PROVISION                                                         3,572,263                  344,416


INCOME TAX PROVISION                                                  1,333,575                  114,906
                                                      ---------------------------------------------------

NET INCOME                                                         $  2,238,688             $    229,510
                                                      ===================================================

EARNINGS PER SHARE:
                                                      ---------------------------------------------------
    Basic:                                                         $       0.23             $       0.02
                                                      ---------------------------------------------------
    Diluted:                                                       $       0.23             $       0.02
                                                      ===================================================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Nine Months Ended December 31,
                                                             2001                      2000
                                                   ----------------------------------------------------
REVENUES:
   PPT                                                        $   53,258,147            $   61,877,737
   Other                                                          25,884,959                25,277,071
                                                   ----------------------------------------------------

                                                                  79,143,106                87,154,808
                                                   ----------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                  57,847,770                71,970,164
   Selling, general, and administrative                           17,245,635                29,731,378

   Net gain from litigation settlement                                     -                  (225,000)
                                                   ----------------------------------------------------

                                                                  75,093,405               101,476,542
                                                   ----------------------------------------------------


INCOME (LOSS) FROM OPERATIONS                                      4,049,701               (14,321,734)
                                                   ----------------------------------------------------

OTHER INCOME (EXPENSE):

   Interest income                                                   165,425                   273,145

   Interest expense                                                 (10,872)                  (541,273)

     Gain (loss) on  Investment Securities                                                           -

  Other                                                            7,717,233                         -
                                                   ----------------------------------------------------


                                                                   7,871,786                 (268,128)
                                                   ----------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX
   PROVISION (BENEFIT)                                            11,921,487              (14,589,862)


INCOME TAX PROVISION (BENEFIT)                                     4,589,772               (5,500,378)
                                                   ----------------------------------------------------

NET INCOME (LOSS)                                               $  7,331,715             $ (9,089,484)
                                                   ====================================================

EARNINGS (LOSS) PER SHARE:
                                                   ----------------------------------------------------
    Basic:                                                      $       0.69             $      (0.76)
                                                   ----------------------------------------------------
    Diluted:                                                    $       0.68             $      (0.76)
                                                   ====================================================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                (UNAUDITED)
                                                                      Nine Months Ended December 31,
                                                             --------------------------------------------
                                                                        2001                   2000
                                                             --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                  $  7,331,715         $  (9,089,484)
  Adjustments to reconcile income (loss) to net cash
      provided by (used in) operating activities
  (Gain) loss on investments                                           (3,720,613)              597,124
  Depreciation and amortization                                           945,930               946,238
  Amortization of warrants                                                 45,000               353,493
  Provision (recovery) for doubtful accounts and other assets            (415,247)            8,710,275
    Reserves on advances to program suppliers                           1,488,601                     -
  Deferred income taxes                                                 4,531,149            (6,363,658)
  Change in specific accounts:
      Accounts receivable                                               2,351,416            (1,713,010)
      Advances to program suppliers                                    (1,967,598)             (302,990)
      Inventory                                                           746,756              (338,629)
      Income tax receivable                                              (38,150)              (491,083)
      Notes receivable                                                         -              4,061,618
      Other current assets                                                985,169              (719,467)
      Accounts payable                                                  1,398,122            (1,263,109)
      Accrued liabilities & compensation                                 (323,647)              537,388
      Deferred revenue and other liabilities                           (1,398,248)            1,468,829
      Notes payable                                                             -              (500,000)
      Net current liabilities of discontinued operations                 (111,061)             (253,932)
                                                             --------------------------------------------

           Net cash provided by (used in) operations                   11,849,294            (4,360,397)
                                                             --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (1,141,520)           (1,924,917)

  Proceeds from sale of investments                                         4,377             1,594,812
  Reduction (addition) of other assets and investments                    874,657              (609,740)
                                                             --------------------------------------------

        Net cash used in investing activities                            (262,486)             (939,845)
                                                             --------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit                      (1,917,705)             3,999,114

  Repurchase of common stock                                            (598,857)                     -
  Issuance of common stock                                               277,480                314,550

  Issuance of common stock to non-employees                              136,560                      -
                                                                  ----------------------------------------

        Net cash provided by (used in) financing activities           (2,102,522)             4,313,664
                                                                  ----------------------------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     9,484,286               (986,578)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            3,322,917              4,028,271
                                                                  ----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  12,807,203           $  3,041,693
                                                                  ========================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Interest                                                         $28,929               $111,829
        Income taxes paid, net of refunds received                        86,829                769,084
  NON-CASH TRANSACTIONS
         Change in unrealized gain (loss) on investment
              securities, net of tax                                      49,572               (197,105)
         Notes issued, net of cancellation for common stock           (7,350,624)             7,728,189
         Repurchase of common stock from sale of asset                 3,890,500                      -


                     The accompanying notes are an integral
                     part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month and nine- month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2001 Annual Report to Shareholders. Certain prior year information has been reclassified to conform to current year presentation.

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

During the nine-month period ended December 31, 2001, the FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS 141), effective July 1, 2001, Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" (SFAS 142), effective for fiscal year ending March 31, 2003, Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal year ending March 31, 2004, and Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), effective fiscal year ending March 31, 2003. The Company expects that adoption of SFAS 141, SFAS 142, and SFAS 143 will not have a material impact on the Company's financial condition or results of operations. The Company is in the process of evaluating the financial statement impact of SFAS 144.

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

The weighted average number of shares of common stock and equivalents and net income (loss) used to compute basic and diluted earnings per share for the three and nine-month periods ended December 31, 2001 and 2000 were as follows:

                                                  3-Months Ended                      9-Months Ended
                                                December 31, 2001                    December 31, 2001
                                          -------------------------------       --------------------------
                                              Basic          Diluted              Basic          Diluted
                                              -----          -------              -----          -------
Weighted average number of shares
     of common stock outstanding used
      to compute basic earnings (loss)
     per common share                        9,676,636      9,676,636            10,632,555     10,632,555

Dilutive effect of exercise of stock
     options and warrants                         --          167,305                    --         45,517
                                           -----------   ------------            -----------   ------------
Weighted average number of shares
 of common stock used to compute diluted
 earnings (loss) per common share
 outstanding and common
 stock equivalents                           9,676,636      9,843,941            10,632,555     10,718,668
                                           ===========   ============            ===========   ============
Net Income (loss) used in basic and
     diluted earnings (loss) per common
     share                                 $ 2,238,688   $  2,238,688           $ 7,331,715   $  7,331,715
                                           ===========   ============           ===========   ============

Earnings (loss) per common share           $      0.23   $       0.23           $      0.69   $       0.68
                                           ===========   ============           ===========   ============

                                                     3-Months Ended                   9-Months Ended
                                                    December 31, 2000                December 31, 2000
                                             --------------------------------   --------------------------
                                                 Basic           Diluted          Basic          Diluted
                                                 -----           -------          -----          -------
Weighted average number of shares
     of common stock outstanding used
      to compute basic earnings (loss)
     per common share                       12,519,199         12,519,199        11,903,240     11,903,240

Dilutive effect of exercise of stock
     options and warrants                           --                 --                --             --
                                            ----------         ----------        ----------   ------------
Weighted average number of shares
 of common stock used to compute diluted
 earnings (loss) per common share
 outstanding and common
 stock equivalents                          12,519,199         12,519,199        11,903,240     11,903,240
                                            ==========         ==========       ===========   ============
Net Income (loss) used in basic and
     diluted earnings (loss) per common
     share                                  $  229,510         $  229,510       $(9,089,484)   $(9,089,484)
                                           ===========         ==========       ===========    ============
Earnings (loss) per common share            $     0.02         $     0.02      ($      0.76)  ($      0.76)
                                           ===========         ==========       ===========    ============

Options and warrants to purchase 2,180,708 and 3,416,615 shares of common stock for the quarters ended December 31, 2001 and 2000, respectively, and 2,615,144 shares for the nine-month period ended December 31, 2001, were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares. Options and warrants to purchase 3,196,641 shares for the nine-month period ended December 31, 2000, were outstanding but were not included in the computation of diluted EPS because their effect would be antidilutive due to a loss for the period.

NOTE C: Business Segments, Significant Suppliers and Major Customer

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. ("3PF") and Other. Under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers. 3PF is a subsidiary of the Company which provides order processing, fulfillment and inventory management services. Other includes the operations of BlowOut Video, a video retail subsidiary, ForMovies.Com, an internet service, and amounts received pursuant to royalty agreements, primarily from a previous agreement with Rentrak Japan (See Note H.).

Business Segments
-----------------

Following are the revenues, income (loss) from operations and identifiable assets of the Company's business segments for the periods indicated (unaudited):

                               RENTRAK CORPORATION
                    BUSINESS SEGMENTS - CONTINUING OPERATIONS
          FOR THE PERIOD ENDING DECEMBER 31, 2001 VS. DECEMBER 31, 2000
                                   (UNAUDITED)

                             Nine Months Ended December  Nine Months Ended December   Three Months Ended        Three Months Ended
                                     31, 2001                    31, 2000              December 31, 2001         December 31, 2000
                             ------------------------------------------------------------------------------------------------------
REVENUES: (1)
     PPT                        $53,582,282                 $62,431,467               $18,051,116               $22,147,747

     3PF.COM, Inc. (2)           13,629,350                  16,474,335                 6,353,023                 7,510,716

     OTHER                       14,072,070                  10,217,126                 2,742,768                 3,432,694
                             -----------------------------------------------------------------------------------------------
                                $81,283,702                 $89,122,928               $27,146,907               $33,091,157
                             ===============================================================================================

INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                         $1,650,677                ($11,938,326)                ($455,630)                ($100,144)

     3PF.COM, Inc.               (3,600,959)                 (3,351,127)                  819,070                  (911,298)

     OTHER                        5,999,983                   1,268,292                   868,760                 1,831,244
                             -----------------------------------------------------------------------------------------------
                                 $4,049,701                ($14,021,161)               $1,232,200                  $819,802
                             ===============================================================================================

IDENTIFIABLE ASSETS:
  (1)
     PPT                        $40,596,396                 $44,377,347

     3PF.COM, Inc.                7,857,397                   9,153,162

     OTHER                        5,105,181                   6,830,542
                             -------------------------------------------
                                $53,558,974                 $60,361,051
                             ===========================================



(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF's revenues related to the shipment of cassettes to PPT customers were $608,690 and $1,109,680 for the three month periods ended December 31, 2001 and 2000, respectively, and $1,816,461 and $2,555,796 for the nine-month periods ended December 31, 2001 and 2000, respectively.

For the three-month period ended December 31, 2001, the Company had one program supplier whose product generated 20 percent and a second that generated 16 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended December 31, 2001. One customer accounted for 11 percent of the Company's revenue in the three-month period ended December 31, 2001. No other customer accounted for more than 10 percent of the Company's revenue in the three-month period ended December 31, 2001. For the nine-month period ended December 31, 2001, the Company had one program supplier whose product generated 18 percent, a second that generated 14 percent, and a third that generated

11 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the nine-month period ended December 31, 2001.

For the three-month period ended December 31, 2000, the Company had one program supplier whose product generated 20 percent, a second that generated 16 percent, and a third that generated 12 percent of Rentrak revenue. For the nine-month period ended December 31, 2000, the Company had one program supplier whose product generated 18 percent, a second that generated 17 percent, and a third that generated 14 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three or nine-month periods ended December 31, 2000. No customer accounted for more than 10 percent of the Company's revenue in the three and nine-month periods ended December 31, 2000.


NOTE D:  Discontinued Operations

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of BlowOut Entertainment, Inc. ("BlowOut"). The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements.

On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. The sale to a third party video retailer was approved by the Bankruptcy Court on May 10, 1999, and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut ("Guarantee"). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the proceeds from the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the Guarantee, agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The amount remaining payable at December 31, 2001 is approximately $75,000. Net current liabilities of discontinued operations at December 31, 2001 and March 31, 2001, relate to amounts to be paid pursuant to the Guarantee, net of tax benefit.


NOTE E:  Customer Agreement

In June 2000, the Company entered into an agreement with one of its customers, modifying an existing contract. Under terms of the agreement the customer made a payment to the Company in the amount of $2.5 million, subject to the resolution of certain issues. On March 31, 2001, the Company entered into a settlement agreement with the customer whereby $1.6 million of the $2.5 million payment was determined to be consideration for cancellation of certain rights of the Company under the existing contract, while the balance of $0.9 million was to be held by the Company as a deposit to be applied to future receivables generated by the customer. The $0.9 million deposit is being allocated towards future receivables at the rate of $75,000 per quarter, beginning with the quarter ended March 31, 2001. The long-term portion of this credit has been included in other long-term liabilities on the Company's balance sheet.


NOTE F:           Related Party Transactions

On June 16, 2000, the Company loaned a total of $8,097,636 to two of its officers (including a now former officer described below) to purchase 1,663,526 shares of common stock upon exercise of their employee stock options. During the three-month period ended December 31, 2000, the Company and one of these officers terminated the stock exercise agreement for 301,518 shares of stock and corresponding loan in the amount of $1,468,250. At various times during the three-month period ended September 30, 2000, the Company loaned an additional $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. During the three-month period ended December 31, 2000, the Company and one of these officers terminated the stock exercise agreement for 50,535 shares of stock and corresponding loan in the amount of $244,940. The loans bear interest at the federal funds rate in effect on the date of the loan (6.5%) and interest is payable annually. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak, (2) one year after the borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. As a result, the Company is not accruing interest on these loans. In accordance with generally accepted accounting principles, the notes receivable arising from these transactions are presented as deductions from stockholders' equity. During the three-month period ended September 30, 2001, a former officer of the Company, who was loaned, on June 16, 2000, $6,629,386 to purchase 1,362,008 shares of stock upon exercise of his employee stock options and, during the quarter ended September 30, 2000, was loaned $721,238 to purchase 133,742 shares of stock upon exercise of his employee stock options, terminated his agreements with the Company. Accordingly, the common stock and related notes receivable totaling $7,350,624 were reversed in a non-cash transaction.


NOTE G:  Line of Credit

In May 2000 the Company obtained a new line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the line is payable monthly at the bank's prime rate plus 1/4 percent (5.00 percent at December 31, 2001). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005.

Based upon the financial results reported as of December 31, 2001 and for the three-month period then ended, the Company has determined it is out of compliance with one financial covenant as of December 31, 2001. The Company is in the process of obtaining waivers of non-compliance for this financial covenant as of December 31, 2001 and for the three-month period then ended. The Company previously obtained waivers of non-compliance with this financial covenant for each of the preceding four quarters. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, as necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive current and future waivers and/or covenant modifications and will have sufficient cash resources to repay any outstanding borrowings as due. At December 31, 2001 and February 13, 2002, the Company had no outstanding borrowings under this agreement.


NOTE H:  Rentrak Japan Agreement

Effective April 2, 2001, the Company and Rentrak Japan entered into a restructuring of their business relationship as evidenced by execution of an Agreement Concerning Changes to the Business Cooperation Agreement. Pursuant to this agreement, the Company transferred exclusive rights to implement its Pay-Per-Transaction (PPT) system within specified countries in the Far East, including related trademark and other intellectual property rights, to Rentrak Japan. In exchange for the transfer, Rentrak Japan made a lump sum cash payment of $5.65 million to the Company and released certain of the Company's payment obligations totaling $2.1 million in April 2001. As part of the transaction, Rentrak Japan's obligation to pay annual royalties to Rentrak in connection with use of its PPT system was terminated. $6.4 million of the above amounts was recorded as revenue consistent with the historical treatment of royalty payments. The remaining balance of $5.6 million was recorded as a gain and is included in other income for the nine months ended December 31, 2001.

The Company concurrently sold to So-Tsu Co. Ltd. ("So-Tsu"), which owns a controlling interest in Rentrak Japan, 300,000 shares of its Rentrak Japan stock, or approximately 5.6 percent of the outstanding Rentrak Japan shares, for a price of $4.0 million in April 2001. The Company also repurchased from Rentrak Japan 614,000 shares of the Company's common stock for a price of $2.4 million, or $3.875 per share. The Company repurchased an additional 390,000 shares of its common stock for the same price per share, or a total of $1.5 million, from Culture Convenience Club Co., Ltd., also under the control of So-Tsu. The Company received the right, which was exercised in October 2001, to sell its remaining 180,000 shares of Rentrak Japan stock, representing approximately 3.4 percent of the outstanding Rentrak Japan shares, for approximately $2.4 million in total. This sale was recorded as a gain and is included in other income.

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

The Company received a total of $6.7 million in net cash payments in April and May 2001 in connection with the restructuring and it received the remaining $2.4 million in net cash payments in October 2001, as a result of the sale of its remaining Rentrak Japan stock. At December 31, 2001 all transactions contained within this agreement have been completed.


NOTE I:           Stockholders' Equity

At December 31, 2001, total stockholders' equity was $14.7 million, an increase of $3.3 million from the $11.4 million at March 31, 2001. Common stock and capital in excess of par value decreased, on a combined basis, $11.4 million from $52.5 million at March 31, 2001 to $41.1 million at December 31, 2001 primarily due to: (i) the repurchase of stock from Rentrak Japan (See Note H.);
(ii) the repurchase of additional stock under the Company's stock repurchase program; and (iii) the termination of loan agreements by a former officer of the Company for purchase of shares in conjunction with the exercise of employee stock options (See Note F.). Notes receivable decreased from ($7.7) million at March 31, 2001 to ($0.4) million at December 31, 2001 in conjunction with the termination of the loan agreements noted above. Accumulated deficit decreased $7.3 million from $32.9 million at March 31, 2001 to $25.6 million at December 31, 2001 due to the net income from the nine-month period.




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


Results of Operations
---------------------

For the three-month period ended December 31, 2001, total revenue decreased $6.4 million, or 20 percent, to $26.4 million from $32.8 million for the three-month period ended December 31, 2000. For the nine-month period ended December 31, 2001, total revenue decreased $8.1 million, or 9 percent, to $79.1 million from $87.2 million for the nine-month period ended December 31, 2000. Total revenue includes the following PPT Program fees: application fees generated when retailers are approved for participation in the PPT System; order processing fees generated when Cassettes are ordered by and distributed to retailers; transaction fees generated when retailers rent Cassettes to consumers; sell-through fees generated when retailers sell Cassettes to consumers; access usage fees generated when participating retailers use the PPT system; and buy out fees generated when retailers purchase Cassettes at the end of the lease term. In addition, total revenue includes the following: (i) charges to customers of the Company's subsidiary 3PF, which provides order processing, fulfillment and inventory management services, (ii) sales of Cassettes through the Company's retail subsidiary BlowOut Video, (iii) charges for internet services provided by ForMovies.Com, and (iv) royalty payments primarily from Rentrak Japan (See Note H.).

The decrease in total revenues for the three-month period ended December 31, 2001 is primarily due to: (i) a decrease in PPT revenues due to lower transaction fees as a result of decreased rentals of Cassettes by retailers to consumers based upon the quality and timing of the release of titles and due to lower order processing fees as the result of a reduction in Cassettes shipped under the PPT System; (ii) program suppliers engaging in direct revenue sharing with the larger chains; (iii) a decrease in revenues related to 3PF's services, resulting primarily from the loss of a key customer; (iv) the discontinuance of royalty revenues from Rentrak Japan (See Note H.); and (v) a decrease in business activity and revenue from the Company's subsidiary BlowOut Video.

The decrease in total revenues for the nine-month period ended December 31, 2001 is primarily due to: (i) a decrease in revenues related to 3PF's services, resulting primarily from the loss of a key customer; (ii) program suppliers engaging in direct revenue sharing with the larger chains; and (iii) the number, timing and quality of titles released to the PPT System in the initial months of the nine-month period ended December 31, 2001. PPT revenues for the nine-month period ended December 31, 2001 decreased to $53.3 million from $61.9 million for the nine-month period ended December 31, 2000, a decrease of $8.6 million, or 14 percent. 3PF revenues for the nine-month period ended December 31, 2001 decreased to $13.6 million from $16.5 million for the nine-month period ended December 31, 2000, a decrease of $2.9 million, or 18 percent. The discontinuance of royalty revenues from Rentrak Japan (See Note H.) in April 2001, as well as a decrease in business activity and revenue from the Company's subsidiary

BlowOut Video, also contributed to the decrease in revenues during the nine-month period ended December 31, 2001. These reductions in revenue were partially offset by the recognition of $6.4 million in revenue during the three-month period ended June 30, 2001 related to an agreement between the Company and Rentrak Japan (See Note H.).

Cost of sales for the three-month period ended December 31, 2001 decreased to $21.2 million from $26.2 million for the three-month period ended December 31, 2000, a decrease of $5.0 million, or 19 percent. This decrease is primarily attributable to the $6.4 million decrease in total revenue for the three-month period ended December 31, 2001 offset by increased cost of sales of 3PF as the result of the addition of more labor intensive customers and the cost of new warehousing with no additional revenues. Cost of sales as a percent of total revenues remained constant at 80% for the three-month periods ended December 31, 2001 and December 31, 2000. Cost of sales for the nine-month period ended
December 31, 2001 decreased to $57.9 million from $72.0 million for the nine-month period ended December 31, 2000, a decrease of $14.1 million, or 20 percent. Cost of sales as a percent of total revenues, excluding the $6.4 million in revenue related to the business restructuring with Rentrak Japan noted above, was 80% for the nine-month period ended December 31, 2001, compared to 83% for the nine-month period ended December 31, 2000.

As a result, the gross profit margin remained constant at 20 percent in the three-month periods ended December 31, 2001 and December 31, 2000. Excluding the $6.4 million in revenue related to the business restructuring with Rentrak Japan noted above, the gross profit margin increased to 20 percent in the nine-month period ended December 31, 2001 from 17 percent in the nine-month period ended December 31, 2000.

Selling, general and administrative expenses were $4.0 million for the three-month period ended December 31, 2001, compared to $6.1 million for the three-month period ended December 31, 2000, a decrease of $2.1 million, or 34 percent. The decrease in selling, general and administrative expenses is primarily due to: (i) the provision of a specific reserve in the amount of approximately $0.7 million for the anticipated non-collection of one of 3PF's trade accounts due the Company as the result of a bankruptcy filing by a customer during the three-month period ended December 31, 2000; (ii) the recovery, during the three-month period ended December 31, 2001, of a specific reserve established during the three-month period ended June 30, 2001 in the amount of approximately $0.9 million for the anticipated non-collection of one of 3PF's trade accounts due the Company as the result of a bankruptcy filing by a customer in May 2001; and (iii) reduced costs as a result of the closure of 3PF's administrative office in Skokie, Illinois in April 2001.


Selling, general and administrative expenses were $17.2 million for the nine-month period ended December 31, 2001, compared to $29.7 million for the nine-month period ended December 31, 2000, a decrease of $12.5 million, or 42 percent. The decrease in selling, general and administrative expenses is primarily due to: (i) approximately $11.3 million in various nonrecurring items reported in the three-month period ended September 30, 2000; (ii) the provision of a specific reserve in the amount of approximately $0.7 million for the anticipated non-collection of one of 3PF's trade accounts due the Company as the result of a bankruptcy filing by a customer during the three-month period ended December 31, 2000; and (iii) the reduction of approximately $0.6 million in costs associated with the restructuring of the operations of Rentrak UK and BlowOut Video during the nine-month period ended December 31, 2001.

Operating Income for the three-month period ended December 31, 2001, was approximately $1.2 million compared to $0.5 million for the three-month period ended December 31, 2000, primarily attributable to the recovery of receivables due from a customer in bankruptcy (included in SG&A above) during this time period, offset by the reduction in gross profit margin due to the decline in total revenue noted above. Operating Income for the nine-month period ended December 31, 2001, excluding the effect of the $6.4 million in revenue noted above from the business restructuring with Rentrak Japan, and the selling, general and administrative expenses associated with this agreement, was a loss of approximately $2.0 million, compared to an operating loss of approximately $14.3 million for the nine-month period ended December 31, 2000. This change was primarily due to the decreased selling, general and administrative expenses for the nine-month period ended December 31, 2001 noted above.

Other Income (Expense) increased from an expense of approximately $175,000 for the three-month period ended December 31, 2000 to income of approximately $2.4 million for the three-month period ended December 31, 2001, primarily due to the $2.4 million net cash payment received by the Company from Rentrak Japan in October 2001 (See Note H.) and no interest expense on the line of credit for the three-month period ended December 31, 2001 as the Company has had no outstanding balance on its line of credit from March 31, 2001 to date. Other Income (Expense) increased from an expense of approximately $268,000 for the nine-month period ended December 31, 2000 to income of approximately $7.9 million for the nine-month period ended December 31, 2001, primarily due to the recognition of $8.0 million in other income related to an agreement between the Company and Rentrak Japan (See Note H.) and no interest expense on the line of credit.

The effective tax rate during the three and nine-month periods ended December 31, 2001 was 37% and 39%, respectively, compared to 33% and 38%, respectively, during the three and nine-month periods ended December 31, 2000.

As a result, for the three-month period ended December 31, 2001, the Company recorded net income of $2.2 million, or 8 percent of total revenue, compared to a net income of $0.2 million, or less than 1 percent of total revenue, in the three-month period ended December 31, 2000. For the nine-month period ended December 31, 2001, the Company recorded net income of $7.3 million, or 9 percent of total revenue, compared to a loss of $9.1 million, or 10 percent of total revenue, in the nine-month period ended December 31, 2000. A significant amount of the increase in net income during the three-month and nine-month periods ended December 31, 2001 is attributable to the financial impact of the business restructuring between the Company and Rentrak Japan (See Note H.).

As noted above under Business Segments, 3PF has generated a $3.6 million loss from operations for the nine-month period ended December 31, 2001. Management is in the process of evaluating alternatives for excess warehouse capacity and intensifying efforts to increase revenue and improve cash flow. These alternatives may include, but not be limited to, sublease of warehouse capacity as well as disposal of related operating equipment. No assurance can be given that the results of actions taken will result in improvements in earnings sufficient to yield positive cash flow. As of December 31, 2001 no decisions have been made as to the ultimate course of action the Company will take. Management expects to have a plan of action in place no later than fiscal year-end 2002, including an assessment of the effect of its decisions on results of operations, if any.

Financial Condition
-------------------

At December 31, 2001, total assets were $40.1 million, an increase of $1.0 million from $39.1 million at March 31, 2001. As of December 31, 2001, cash increased $9.5 million to $12.8 million from $3.3 million at March 31, 2001 (See Consolidated Statements of Cash Flows). Accounts receivable decreased $2.0 million from $11.2 million at March 31, 2001 to $9.2 million at December 31, 2001, primarily due to: (i) collections from customer accounts; and (ii) a decline in total revenue for the nine-month period ended December 31, 2001. Deferred tax assets decreased $4.5 million from $9.7 million at March 31, 2001 to $5.2 million at December 31, 2001, primarily due to the application of this tax benefit to the $4.6 million tax provision relating to the pre-tax income for the nine-month period ended December 31, 2001.

At December 31, 2001, total liabilities were $25.4 million, a decrease of $2.3 million from $27.7 million at March 31, 2001. Outstanding borrowings under the line of credit decreased $1.9 million from $1.9 million at March 31, 2001 to $0 at December 31, 2001, primarily due to additional working capital available to the Company from trade receivable collections and the $9.1 million in cash payments received from Rentrak Japan during the nine-month period ending December 31, 2001 (See Note H.). Accounts payable increased $1.4 million from $18.7 million at March 31, 2001 to $20.1 million at December 31, 2001, primarily due to the timing of studio and other vendor payments. Accrued compensation increased $0.4 million from $1.1 million at March 31, 2001 to $1.5 million at December 31, 2001, primarily due to a bonus accrual related to the pre-tax financial results for the nine-month period offset by bonuses awarded and paid for the prior fiscal year during the three-month period ended September 30, 2001. Deferred revenue decreased $1.1 million from $1.6 million at March 31, 2001 to $0.5 million at December 31, 2001, primarily due to the forgiveness of the remaining unearned prepaid royalty income credit by Rentrak Japan (See Note H.).

Accordingly, at December 31, 2001, total stockholders' equity was $14.7 million, an increase of $3.3 million from the $11.4 million at March 31, 2001. Common stock and capital in excess of par value decreased, on a combined basis, $11.4 million from $52.5 million at March 31, 2001 to $41.1 million at December 31, 2001 primarily due to: (i) the repurchase of stock from Rentrak Japan (See Note H.); (ii) the repurchase of additional stock under the Company's stock repurchase program; and (iii) the termination of loan agreements by a former officer of the Company for purchase of shares in conjunction with the exercise of employee stock options (See Note F.). Notes receivable decreased from ($7.7) million at March 31, 2001 to ($0.4) million at December 31, 2001 in conjunction with the termination of the loan agreements noted above. Accumulated deficit decreased $7.3 million from $32.9 million at March 31, 2001 to $25.6 million at December 31, 2001 due to the net income from the nine-month period.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had cash of $12.8 million compared to $3.3 million at March 31, 2001. At December 31, 2001, the Company's current ratio (current assets/current liabilities) increased to 1.23 from 1.14 at March 31, 2001.

As discussed in Note G of the accompanying financial statements, in May 2000 the Company obtained a new line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00 and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. This agreement expires in May 2005. Based upon the financial results reported as of December 31, 2001 and for the three-month period then ended, the Company has determined it is out of compliance with one of the financial covenants as of December 31, 2001. The Company is in process of obtaining waivers of non-compliance for the one financial covenant as of December 31, 2001 and for the three-month period then ended. The Company previously obtained waivers of non-compliance with this financial covenant for each of the preceding four quarters. The Company has initiated discussions of these covenants with its lender and is seeking covenant modifications, as necessary. Based upon discussions between the Company and its lender, the Company believes it will successfully receive current and future waivers and/or covenant modifications and will have sufficient cash resources to repay all outstanding borrowings as due. At December 31, 2001 and February 13, 2002, the Company had no outstanding borrowings under this agreement.

In 1992, the Company established a Retailer Loan Program whereby, on a selective basis, it provided financing to participating retailers that the Company believed had potential for substantial growth in the industry. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During fiscal 2001, the Company discontinued new financings under this program and provided reserves of $6.6 million representing the entire outstanding balance of the program loans. The Company continues to seek to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

On March 22, 1999, BlowOut Entertainment, Inc. ("BlowOut"), a former subsidiary of the Company, filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. In 1996, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As of December 31, 2001, the balance remaining payable under this obligation was approximately $75,000. The payments, as made, will be recorded as a reduction of "net current liabilities of discontinued operations" on the Company's balance sheet.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        None.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1998, Video Update, Inc. ("Video Update") filed a complaint (the "Video Update Complaint") against the Company entitled Video Update, Inc. v. Rentrak Corp., Civil Action No. 98-286, in the United States District Court for the District of Delaware. The Video Update Complaint alleged various violations of the antitrust laws, including that the Company's negotiation and execution of an exclusive, long-term revenue sharing agreement with Video Update violated
Section 1 of the Sherman Act and Section 3 of the Clayton Act. Video Update sought unspecified monetary relief, including treble damages and attorney fees, and equitable relief, including an injunction prohibiting the Company from enforcing its agreement with Video Update or any exclusivity provision against videocassette suppliers and video retailers. In August 1998, the Court granted the Company's motion to dismiss the Video Update Complaint pursuant to Federal Rules of Civil Procedure Rule 12(b)(3) on the basis of improper venue.

In August 1998, Video Update filed a new complaint against the Company in the United States District Court for the District of Oregon (the "Re-Filed Complaint"), Case No. 98-1013HA. The Re-Filed Complaint was substantially the same as the previous complaint. The Company answered the Re-Filed Complaint denying its material allegations and asserting several affirmative defenses. The Company also filed a countercomplaint against Video Update alleging, among other things, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with business advantage, and trade secret misappropriation, seeking damages and equitable relief.

On September 18, 2000, Video Update filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code. In light of the bankruptcy case, the District Court dismissed the Re-Filed Complaint and counterclaims on its own motion in January 2001. The Company filed a proof of claim in the bankruptcy case asserting the claims that the Company asserted in its countercomplaint in the District Court action. In February 2002, Video Update and the Company entered into a settlement agreement whereby the litigation between them will be dismissed and each party has released all claims against the other.

On November 15, 2000, 3PF.COM, Inc., a subsidiary of the Company, filed a proceeding with the American Arbitration Association against Reel.com, Inc., a subsidiary of Hollywood Entertainment Corporation ("Hollywood"), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. 3PF.COM, Inc., is seeking damages in excess of $3.3 million, together with prejudgment interest and attorney fees. Hollywood and Reel.com, Inc., have filed a counterclaim for attorney fees. The arbitration is scheduled to conclude by March 1, 2002.

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

On February 20, 2001, the Company filed a complaint against Ron Berger, Chairman and Chief Executive Officer and a director of Rentrak until September 2000, in the Circuit Court of the State of Oregon for the County of Multnomah (No. 0102-01814), seeking cancellation of shares of Rentrak common stock acquired by Mr. Berger through an option loan program offered to the Company's officers in June 2000 and damages for the conversion of an automobile and computer equipment plus an over-advance payment of business expenses less setoffs. On or about March 29, 2001, Mr. Berger filed a counterclaim seeking damages of approximately $1.76 million plus attorney fees from Rentrak for conversion of Mr. Berger's director's fees and dividends from Rentrak Japan, breach of an agreement to compensate Mr. Berger for cancellation of options to purchase Rentrak stock, failure to pay accumulated wages and compensation, breach of an agreement to provide options to purchase stock in Rentrak's subsidiary 3PF.COM, Inc., and failure to reimburse Mr. Berger for life insurance premiums and cancellation of family health insurance. The claim for breach of an agreement to provide options to purchase stock in the subsidiary is also asserted against counterclaim defendant 3PF.COM, Inc. The Company has denied liability for the counterclaims and intends to contest the case vigorously. On June 15, 2001, the Company filed an amended complaint alleging claims for breach of duty of care and breach of fiduciary duty against Mr. Berger arising out of his activities as an officer and director of the Company involving Video City, Inc., and seeking damages with respect to those claims in an amount to be proved at trial but not less than $6.0 million. In his answer to the amended complaint, Mr. Berger has denied these new allegations and renewed his primary counterclaims against the Company and 3PF.COM, Inc., which have been denied by the Company. The case is presently in the discovery phase. Mr. Berger has recently informed the Company of his intent to apply for court-ordered indemnification of his defense costs and attorney fees. The Company has rejected Mr. Berger's claim for indemnity and will oppose his application in court. Trial is scheduled for April 9, 2002.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         Exhibit 10.1 - Employment Agreement with Paul A. Rosenbaum dated October 1, 2001.

(b)      Reports on Form 8-K - None filed during the quarter ended  December 31,
         2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of February, 2002

                           RENTRAK CORPORATION


                           By /s/ Mark L. Thoenes
                           ------------------------------------------
                           Mark L. Thoenes
                           Vice President and Chief Financial Officer
                           Signing on behalf of the registrant