Form 10-K
period 2002-03-31
RENTRAK CORP
filed 2002-06-28
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
 of 1934 for fiscal year ended March 31, 2002 or Transition report pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

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
                         Yes X   No
                            ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

As of June 24, 2002, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ, was $50,412,605.

As of June 24, 2002, the Registrant had 9,827,231 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART II and III OF THIS FORM 10-K

                                TABLE OF CONTENTS

Item   PART I                                                             Page

1.     Business                                                             3

2.     Properties                                                           8

3.     Legal Proceedings                                                    8

4.     Submission of Matters to a Vote of Security Holders                  9

       PART II

5.     Market for  Registrant's Common Equity and Related
       Stockholder Matters                                                  9

6.     Selected Financial Data                                             11

7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           12

7A.    Quantitative and Qualitative Disclosures About  Market Risk         22

8.     Financial Statements and Supplementary Data                         23

9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                53

       PART III

10.    Directors and Executive Officers of the Registrant                  53

11.    Executive Compensation                                              53

12.    Security Ownership of Certain Beneficial Owners                     54
       and Management

13.    Certain Relationships and Related Transactions                      54

       PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K     55

                                     PART I

ITEM 1.     BUSINESS

GENERAL

The Company's primary business is the collection, processing, analysis and presentation of rental and sales information regarding videocassettes and digital videodiscs ("DVD's") leased to home video specialty stores and other retailers by way of its Pay Per Transaction system (the "PPT System"). Under the Company's PPT System, home video specialty stores and other retailers that rent videocassettes and DVD's ("Units") to consumers ("Retailers"), including grocery stores and convenience stores, lease Units, and other media from Rentrak for a low up-front fee and share a portion of each retail rental transaction with the Company. The Company's PPT System generated 71 percent, 71 percent and 83 percent of total revenues in fiscal years 2002, 2001 and 2000, respectively.

The Company engages in additional lines of business through the following subsidiaries:

3PF.COM, Inc. (formerly ComAlliance), provides order processing, inventory management, and fulfillment services to Internet retailers and wholesalers and to other businesses requiring just-in-time fulfillment. 3PF.COM, Inc.'s Web-site can be accessed at www.3PF.COM.

BlowOut Video, Inc., sells videocassettes and DVD's ("Units") through its Website www.blowoutvideo.com, and through three retail outlets.

PAY-PER-TRANSACTION SYSTEM

The Company distributes Units principally to home video specialty stores through its PPT System. The PPT System enables Retailers to obtain Units at a significantly lower initial cost than if they purchased the Units from traditional video distributors.

Under the PPT System, after the Retailer is approved for participation in the PPT System, Units are leased to the Retailer for a low initial fee (the "Order Processing Fee") plus a percentage of revenues generated by the Retailer from rentals to consumers (the "Transaction Fee"). The Company retains a portion of each Order Processing Fee and Transaction Fee and remits the remainder to the appropriate motion picture studios or other licensee or owner of the rights to certain video programming ("Program Suppliers") that hold the distribution rights to the Units. Due to the lower cost of "bringing Units in the door", Retailers generally obtain a greater number of Units under the PPT System than the traditional distribution method. The intended benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The intended benefit to the Program Supplier is an increase in the total number of Units shipped, resulting in increased revenues and opportunity for profit. The intended benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System ("Participating Retailers").

The Company markets its PPT System throughout the United States and Canada. Following the sale of a 5.6 percent interest in Rentrak Japan Co., Ltd. ("Rentrak Japan"), a Japanese corporation which markets a similar service to video retailers in Japan, in October 2001, the Company no longer received revenues from the Asian markets.

In February 1998, the Company entered into a Shareholders Agreement and a PPT License

Agreement with Columbus Holdings Limited and Rentrak UK Limited to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The Company presently owns a 92 percent equity interest in Rentrak UK. As of March 31, 2000, Rentrak UK was not generating income or positive cash flow and the Company's investment of $222,000 was written off. During the year ended March 31, 2001, Rentrak UK continued to generate no income or cash flow. During the year ended March 31, 2002, Rentrak UK improved its performance producing minimal income and cash flow. Management of the Company has made changes to decrease the cost of operations, including space and staffing costs, and it is continuing to closely evaluate the financial performance of operations. Management is considering various alternatives including selling or closing down Rentrak UK's operations.

The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation and MGM Home Entertainment, a subsidiary of the Metro Goldman Meyer Company. The Company's arrangements with Program Suppliers are of varying duration, scope and formality. In some cases, the Company has obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to the Company for the PPT System. Many of the Company's agreements with Program Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have available for distribution titles which the Company can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers to the Company, there is no assurance that they will be made available on terms acceptable to the Company. During the last three years, the Company has not experienced any material difficulty acquiring suitable Units for the Company's markets on acceptable terms and conditions from Program Suppliers that have agreed to provide the same to the Company. The Company has one Program Supplier that supplied product that generated 17 percent, a second that generated 15 percent, and a third that generated 13 percent of Rentrak revenues for the year ended March 31, 2002. There were no other Program Suppliers who provided product that generated more than 10 percent of revenues for the year ended March 31, 2002.

The Company currently receives a significant amount of product from three Program Suppliers. Although management does not believe that these relationships will be terminated in the near term, a loss of any of these suppliers could have an adverse effect on the Company's operating results.

Certain Program Suppliers have requested, and the Company has provided, financial or performance commitments from the Company, including advances, warrants, or guarantees, as a condition of obtaining certain titles. The Company determines whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier's success with such titles prior to home video distribution and the Company's assessment of expected success in home rental distribution. The Company intends to continue this practice of providing such commitments and there is no assurance that this practice will not in the future result in losses which may be material.

DISTRIBUTION OF CASSETTES AND DVD'S ("UNITS")

The Company's proprietary Rentrak Profit Maker Software (the "RPM Software") allows Participating Retailers to order Units through their Point of Sale ("POS") system software and provides the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface. To further assist the Participating Retailers in ordering, the Company also produces a monthly product catalogue called "Ontrak."

To be competitive, Retailers must be able to rent their Units on the "street date" announced by the Program Supplier for the title. Rentrak has contracted with its subsidiary 3PF.COM to distribute Rentrak's Units via overnight air courier to assure delivery to Participating Retailers on the street date. The freight costs of such distribution comprise a portion of the Company's cost of sales.

COMPUTER OPERATIONS

To participate in the Company's PPT System, Retailers must install Rentrak approved computer software and hardware to process all of their rental and sale transactions. Participating Retailers are required to use one of the POS software vendors approved by the Company as conforming to the Company's specifications. The Company's RPM Software resides on the Retailer's POS computer system and transmits a record of PPT transactions to the Company over a telecommunications network. The RPM Software also assists the Retailer in ordering newly released titles and in managing the inventory of Units.

The Company's information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it determines variations from statistical norms for potential audit action. The Company's information system also transmits information on new titles and confirms orders made to the RPM Software at the Retailer location.

RETAILER AUDITING

From time to time, the Company audits Participating Retailers in order to verify that they are reporting all rentals and sales of Units on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers who vary from the Company's statistical norms. Depending upon the results of the Company's analysis of the reports, the Company may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow such an audit can be cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Units.

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

RETAILER FINANCING PROGRAM

In 1992, the Company established a Retailer Loan Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had the potential for substantial growth in the industry. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During fiscal 2001, the Company discontinued new financings under this program and provided reserves of $6.6 million representing the entire outstanding balance of the program loans. The Company continues to seek enforcement of agreements entered into in connection with this program in accordance with their terms to the extent practicable.

COMPETITION

The Cassette and DVD distribution business is a highly competitive industry that is rapidly changing. The traditional method of distributing these Cassettes and DVD's ("Units") to Retailers is through purchase transactions; i.e., a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above (see "Pay-Per-Transaction System"), the Company's PPT System offers Retailers an alternative method of obtaining Units. Accordingly, the Company faces intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., VPD, and Video One Canada, Ltd. These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than the Company.

In the last two years certain traditional distributors have taken steps to offer Units to Retailers on a revenue sharing basis. For example, several traditional distributors have executed licensing agreements with Supercomm, Inc. ("Supercomm"), a wholly-owned subsidiary of The Walt Disney Company, to market product on revenue sharing terms. Several traditional distributors have also executed revenue sharing agreements with motion picture studios ("Studios").

The Company also competes with Supercomm on two levels: (1) domestically - for processing data for certain Studios' direct relationships with Blockbuster Video and other Retailers; and (2) internationally in certain markets. Supercomm also processes data for traditional distributors such as Ingram who then compete with the Company for revenue sharing Units as well as traditional Units.

The Company also faces direct competition from the Studios. Beginning in 1997, several major Studios offered Retailers discounted pricing if such Retailers substantially increased the quantity of Units purchased. Also, some major Studios have offered Units to Retailers on a lease basis. In addition, all major Studios sell Units directly to major Retailers including Blockbuster, the world's largest chain of home video specialty stores. The Company believes all of the major Studios have executed direct revenue sharing agreements with Blockbuster and Hollywood Entertainment, the world's second largest chain of home video specialty stores. The Company also believes that certain Studios have executed direct revenue sharing agreements with several other large Retailers. The Company does not believe that the Studios have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

The Studios also compete with the Company by releasing certain Unit titles on a "sell-through" basis; i.e., they bypass the traditional rental period by selling the Units directly to consumers at a price of approximately $9.95 -- $19.95. To date, such "sell-through" distribution has generally been limited to certain newly released hit titles with wide general family appeal. However, because the Company's PPT business is partially dependent upon the existence of a rental period, a shift toward such "sell-through" distribution, particularly with respect to popular titles, could have a material adverse effect on the Company's business.

The Company also competes with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) direct broadcast satellite transmission systems; (2) traditional cable television systems; (3) pay-per-view cable television systems; and (4) delivery of programming via the Internet. Each of these distribution methods employs digital compression techniques to increase the number of channels available to consumers and, therefore, the number of movies that may be transmitted. Technological improvements in this distribution method, particularly "video-on-demand," may make this option more attractive to consumers and thereby materially diminish the demand for Unit rentals. Such a consequence could have a material adverse effect on the Company's business.

FOREIGN OPERATIONS

On December 20, 1989, the Company entered into an agreement with Culture Convenience Club, Co., Ltd. ("CCC"), a Japanese corporation, which is Japan's largest video specialty retailer. Pursuant to the agreement, the parties formed Rentrak Japan, a Japanese corporation. Rentrak Japan was formed to implement the PPT System in Japan. The Company provided its PPT technology and the use of certain trademarks and service marks to Rentrak Japan, and CCC provided management personnel, operating capital, and adaptation of the PPT technology to meet Japanese requirements.

Beginning in 1994, the Company became entitled to a royalty of 1.67% for all sales of up to $47,905,000 plus one-half of one percent of sales greater than $47,905,000 in each royalty year (June 1 - May 31). Additionally, the Company received one-time royalty payments of $1,000,000 in fiscal year 1995 and $1,000,000 in fiscal year 1999. In December 1999, the Company received a prepayment of $2,500,000 in exchange for $4,000,000 of credit related to the annual royalty, which was recognized in revenues as royalties were earned under the terms of the contract.

Effective April 2, 2001 the Company and Rentrak Japan entered into a restructuring agreement of their relationship. The Company transferred exclusive rights to implement its PPT System within specified countries in the Far East, including related trademark and other intellectual property rights, to Rentrak Japan. In exchange for the transfer, Rentrak Japan made a lump sum payment of $5.7 million to the Company and released certain of the Company's payment obligations totaling $1.3 million. As part of the transaction, Rentrak Japan's obligation to pay annual royalties to the Company in connection with use of its PPT System was terminated. (See Note 1(b) of the Notes to the Consolidated Financial Statements.)

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

EMPLOYEES

As of March 31, 2002, including all subsidiaries, the Company employed 284 active employees. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 12 of the Notes to the Consolidated Financial Statements for information regarding the Company's business segments.

ITEM 2.     PROPERTIES

The Company currently maintains its headquarter offices in Portland, Oregon where it leases 48,807 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006. The Company's subsidiary, 3PF.COM, Inc., maintains two distribution facilities in Wilmington, Ohio and one in Columbus, Ohio where it leases 102,400, 121,600 and 388,264 square feet, respectively. These distribution facilities also include administrative office space. These three distribution facility leases expire on June 30, 2002, December 31, 2010 and February 28, 2008, respectively. Management believes its office space and distribution facility space is adequate and suitable for its current operations. However, management does recognize that the Company currently has excess distribution facility capacity which it is addressing by attracting new clients and tenants. Management does not anticipate a problem in obtaining additional suitable space to meet its needs as necessary.


ITEM 3.     LEGAL PROCEEDINGS

On November 15, 2000, 3PF.COM, Inc., a subsidiary of the Company, filed a proceeding with the American Arbitration Association against Reel.com, Inc., a division of Hollywood Entertainment Corporation ("Hollywood"), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. 3PF.COM, Inc., sought damages in excess of $3.3 million, together with prejudgment interest and attorney fees. On August 6, 2001, Hollywood filed a proceeding with the American Arbitration Association against the Company for the alleged breach of a settlement agreement among the Company, Hollywood, and two individuals dated January 23, 2000, relating to the Company's obligation to provide Hollywood with documents and data with regard to Hollywood's obligation to indemnify the Company against claims by a movie studio. Hollywood sought damages in the amount of $2.0 million. Both proceedings were settled in April 2002 by a confidential settlement agreement pursuant to which Hollywood agreed to pay the Company $1.925 million.

On February 20, 2001, the Company filed a complaint against Ron Berger, Chairman and Chief Executive Officer and a director of Rentrak until September 2000, in the Circuit Court of the State of Oregon for the County of Multnomah (No. 0102-01814), seeking cancellation of shares of Rentrak common stock acquired by Mr. Berger through an option loan program offered to the Company's officers in June 2000 and damages for the conversion of an automobile and computer equipment plus an over-advance payment of business expenses less setoffs. On or about March 29, 2001, Mr. Berger filed a counterclaim seeking damages of approximately

$1.76 million plus attorney fees from Rentrak for conversion of Mr. Berger's director's fees and dividends from Rentrak Japan, breach of an agreement to compensate Mr. Berger for cancellation of options to purchase Rentrak stock, failure to pay accumulated wages and compensation, breach of an agreement to provide options to purchase stock in Rentrak's subsidiary 3PF.COM, Inc., and failure to provide certain insurance benefits. On June 15, 2001, the Company filed an amended complaint alleging tort claims arising out of Mr. Berger's activities as an officer and director of the Company involving Video City, Inc., and seeking damages of not less than $6.0 million. Effective May 6, 2002, the parties resolved the litigation pursuant to a confidential settlement agreement pursuant to which the parties agreed to dismiss their respective lawsuits and to seek nothing further from the other in litigation.

The Company may from time to time also be a party to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these potential actions is not expected to materially affect the financial position or results of operations of the Company as a whole. The Company currently has no outstanding litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, is traded on the Nasdaq National Market, where its prices are quoted under the symbol "RENT". As of May 31, 2002 there were approximately 314 holders of record of the Company's common stock. On May 31, 2002, the closing sales price of the Company's common stock as quoted on the Nasdaq National Market was $5.90.

EQUITY COMPENSATION PLAN INFORMATION

The information under the heading "Equity Compensation Plan Information" in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

The following table sets forth the reported high and low sales prices of the Company's common stock for the periods indicated as regularly quoted on the Nasdaq National Market.


QUARTER ENDED               HIGH             LOW
---------------------      -------          -------

JUNE 30, 2000              $5.88             $3.12
---------------------      -------          -------

SEPTEMBER 30, 2000         $4.16             $3.00
---------------------      -------          -------

DECEMBER 31, 2000          $3.69             $1.50
---------------------      -------          -------

MARCH 31, 2001             $4.09             $2.03
---------------------      -------          -------

JUNE 30, 2001              $4.90             $2.99
---------------------      -------          -------

SEPTEMBER 30, 2001         $3.74             $2.86
---------------------      -------          -------

DECEMBER 31, 2001          $5.93             $3.00
---------------------      -------          -------

MARCH 31, 2002             $8.00             $5.50
---------------------      -------          -------

The Company issued a total of 45,000 shares of its common stock in March 2002 to a former financial advisor pursuant to a cashless exercise and in full satisfaction of common stock purchase warrants related to a total of 200,000 shares of common stock issued in connection with financial advisory engagement s in 1997 and 1999. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of shares.

DIVIDENDS

Holders of the Company's common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last five fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of the Company's business. The Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands Except Per Share Amounts)
                                                                                     Year Ended March 31,
                                                          2002            2001             2000             1999             1998
                                                   ---------------------------------------------------------------------------------
Statement of Operations Data
   Net revenues:

        Order processing fees                          $  16,648          $ 18,563         $ 23,086        $  22,420     $  25,313

        Transaction fees                                  44,114            55,752           61,487           72,835        78,671

        Sell-through fees                                  6,645             6,578            7,811           11,347         9,383

        Other (2)                                         35,207            36,974           22,788           19,043        11,060
                                                   ---------------------------------------------------------------------------------


   Total net revenues                                    102,614           117,887          115,172          125,645       124,427

   Cost of sales                                          76,812            93,600           91,706          103,943       100,974
                                                   ---------------------------------------------------------------------------------
   Gross profit
                                                          25,802            24,287           23,466           21,702        23,453


        Selling and administrative                        20,754            34,455           28,237           17,853        16,248
        expense

        Net (gain) loss on litigation                     (1,563)             (225)          (7,792)           1,099             -
        settlements

        Other income (expense) (2)                         7,895           (2,149)          (1,519)              597           652
                                                   ---------------------------------------------------------------------------------
        Income (loss) from continuing operations before
          discontinued operations and (provision) benefit
          for income taxes                                14,506          (12,092)            1,502            3,347         7,857

        Income tax (provision) benefit                    (5,512)           4,515              (451)          (1,304)       (3,199)
                                                   ---------------------------------------------------------------------------------
        Income (loss) from continuing operations before
             discontinued operations                       8,994           (7,577)            1,051            2,043         4,658
        Discontinued Operations: (1)

             Gain on disposal of subsidiaries                  -                -             2,374                -             -
                                                   ---------------------------------------------------------------------------------
   Net income (loss)                                    $  8,994      $    (7,577)      $     3,425       $    2,043       $ 4,658
                                                   ---------------------------------------------------------------------------------
   Earnings (loss) per share
   Diluted
         Continuing operations                          $   0.85       $    (0.63)       $     0.10       $     0.18       $  0.41

         Discontinued operations                                                               0.22
                                                   ---------------------------------------------------------------------------------
  Earnings (loss) per common share                      $   0.85       $    (0.63)       $     0.32       $     0.18       $  0.41
                                                   =================================================================================

  Common shares and common share equivalents

       used to compute diluted EPS                        10,613           11,985            10,759           11,066        11,445


                                                   ---------------------------------------------------------------------------------
                                                            2002            2001             2000             1999             1998
                                                   ---------------------------------------------------------------------------------
Balance Sheet Data
   Working Capital                                     $  11,636        $   3,643      $     9,871       $    4,586       $  1,062

   Total Assets                                           38,612           39,126           50,473           49,457         51,609

   Long-term Liabilities                                     496            1,175            1,677                -              -

   Stockholders' Equity                                   17,278           11,387           18,081           14,292         13,254


(1)  See Note 13 of the Notes to the Consolidated Financial Statements.
(2)  See Note 1(b) of the Notes to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

                               RENTRAK CORPORATION
                            STATEMENTS OF OPERATIONS
               For The Years Ended March 31, 2002, 2001, and 2000

                                                                     2002                2001                   2000
                                                           -------------------------------------------------------------

REVENUES                                                         $ 102,614,147      $ 117,886,955        $  115,172,414
OPERATING COSTS AND EXPENSES

   Cost of sales                                                    76,812,474         93,600,177            91,706,290

   Selling, general, and administrative                             20,753,587         34,455,048            28,236,763

   Net gain from litigation settlements                            (1,563,153)          (225,000)           (7,791,880)
                                                           -------------------------------------------------------------

                                                                    96,002,908        127,830,225           112,151,173
                                                           -------------------------------------------------------------


INCOME (LOSS) FROM OPERATIONS                                        6,611,239        (9,943,270)             3,021,241

Other income (expense)                                               7,895,263        (2,148,673)           (1,519,378)
                                                           -------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX (PROVISION) BENEFIT
   AND GAIN FROM DISPOSAL OF DISCONTINUED

   OPERATIONS                                                       14,506,502       (12,091,943)             1,501,863

Income tax (provision) benefit                                     (5,512,471)          4,514,575             (450,559)
                                                           -------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                    8,994,031         (7,577,368)            1,051,304


Gain from disposal of discontinued operations

   including income tax benefit of $483,502                                  -                  -             2,373,502
                                                           -------------------------------------------------------------
NET INCOME (LOSS)                                                 $  8,994,031     $  (7,577,368)         $   3,424,806
                                                           =============================================================

FISCAL 2002 COMPARED TO FISCAL 2001

PPT OPERATIONS AND OTHER CONTINUING SUBSIDIARIES

For the year ended March 31, 2002, the Company's total consolidated revenue decreased $15.3 million to $102.6 million from $117.9 million in the prior fiscal year. Total consolidated revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes and DVD's ("Units") are ordered by and distributed to Retailers; transaction fees generated when Retailers rent Units to consumers; sell-through fees generated when Retailers sell Units to consumers; communication fees when Retailers' point-of-sale systems are connected to the Company's information system; and buy out fees when Retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to Studios, as well as charges for internet services provided by the Company's subsidiary formovies.Com, Inc. In addition, total consolidated revenue includes charges to customers of the Company's subsidiary 3PF.COM, Inc. ("3PF"), which provides e-commerce order processing, fulfillment and inventory management services, and other revenues which include sales of Units through the Company's retail subsidiary BlowOut Video, Inc., and both royalty payments from Rentrak Japan and from the business restructuring with Rentrak Japan.

The decrease in total consolidated revenue in fiscal 2002 was primarily due to a decrease in the PPT System revenues in the PPT business segment as the result of: (i) a decline in the number of total titles released to the PPT System, as well as the number of theatrical titles released and the box office performance of those titles; and (ii) PPT "output programs" and other PPT programs that result in an increased total number of Units leased for a reduced amount of fees per Unit. In addition, PPT System revenue was also affected by the willingness of program suppliers to engage in direct revenue sharing arrangements with the largest retailer chains. These changes caused decreases in the Company's PPT System order processing-fee revenue as well as its transaction-fee revenue. The PPT business segment revenue decline was partially offset by an increase in direct revenue sharing fees as the result of increased business activity from these Studio agreements. The decrease in total consolidated revenue was additionally due to: (i) decreased revenue from 3PF's services resulting primarily from the loss of customers; and (ii) a decline in revenue from Blowout Video, Inc. due to reductions in business activity and the closure of four of its retail stores during the fiscal year. These revenue decreases were partially offset by the royalty revenue as the result of a business restructuring with Rentrak Japan in fiscal 2002.

In fiscal 2002, PPT business segment revenues were 73.7 million, a decrease of $12.0 million, or 14 percent, from $85.7 million in fiscal 2001. During the year, order processing-fee revenue decreased to $16.9 million from $19.4 million in fiscal 2001, a decrease of $2.5 million, or 13 percent. Transaction-fee revenue totaled $44.1 million, a decrease of $11.6 million, or 21 percent, from $55.7 million the previous fiscal year. Sell-through revenue was $6.6 million in fiscal 2002 as compared to $6.6 million in fiscal 2001. Communication fee revenue was $1.3 million in fiscal 2002 as compared to $1.5 million in fiscal 2001, a decrease of $0.2 million, or 13 percent.

Also included in the PPT business segment are the following revenues: (i) direct revenue sharing fees totaling $4.2 million in fiscal 2002, an increase of $2.3 million, or 121 percent, from the $1.9 million in fiscal 2001; and (iii) $0.6 million in other royalty and other revenues earned in fiscal 2002.

Royalty and other revenue from Rentrak Japan totaled $6.4 million during fiscal 2002, as a result of the business restructuring with Rentrak Japan, compared to $1.1 million in Rentrak Japan royalty revenue in the previous fiscal year.

Cost of sales for the PPT business segment in fiscal 2002 decreased to $56.8 million from $67.3 million the prior fiscal year, a decrease of $10.5 million, or 16 percent. The change is primarily due to the factors that led to changes in revenue as noted above. In fiscal 2002 the Company's PPT business segment gross profit margin, excluding the royalty revenue from Rentrak Japan, increased to 23 percent from 21 percent the previous year.

PPT business segment selling and administrative expenses were $11.6 million in fiscal 2002 compared to $25.1 million in fiscal 2001. This decrease of $13.5 million, or 53 percent, was primarily attributable to the following items all reported in the quarter ended September 30, 2000: (i) a $1.3 million severance payment to the Company's former chairman and chief executive officer; (ii) $0.6 million in legal costs and proxy solicitation costs incurred by the Company related to the proxy contest at the 2000 annual shareholders meeting; (iii) $0.4 million in costs to reimburse the dissident shareholder group for their legal and other costs associated with the proxy contest; (iv) $6.1 million of costs associated with the reserve or write-off of investments related to the Company's Retailer Financing Program; (v) $1.0 million in write-offs of investments and other assets deemed by the Company to be non-realizable; (vi) $1.4 million in write-offs of accounts receivable based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers and (vii) a $0.5 million loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a prior customer. Additionally, the Company's legal costs in fiscal 2002, related to the PPT business, decreased by an approximate $1.6 million from the prior fiscal year.

The net gain from the litigation settlement with a prior customer of the Company, Hollywood Entertainment, was $1,563,000 for fiscal 2002 compared to $225,000 for fiscal 2001, an increase of approximately $1.4 million. While the settlements in both fiscal years were related to the same prior customer, they related to separate claims. The $1,563,000 of proceeds from the claim settled in fiscal 2002 was received in May 2002 from Hollywood Entertainment and related to a breach of a fulfillment contract while most of the proceeds from the settlement relating to the $225,000 recognized in fiscal 2001 were received in fiscal 2000 when the claim was finalized; the $225,000 represents the receipt of an insurance settlement in fiscal 2001 relating to this claim.

PPT other income (expense) was an expense of $2.1 million in fiscal 2001 compared to income of $7.9 million for fiscal 2002, an increase of $10.0 million. This increase is primarily due to: (i) a $0.1 million decrease in interest income; (ii) a $0.8 million decrease in interest expense due to the payoff of the line of credit at the beginning of fiscal 2002; (iii) a decrease in loss on the sale of investment securities, a loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a customer and the write-off of assets, or write-down of various assets to their net realizable value, totaling $1.7 million in fiscal 2001 compared to $0 in fiscal 2002; and (iv) a $8.0 million recognition of other income related to the business restructuring with Rentrak Japan in fiscal 2002.

As a result of the above, for the fiscal year ended March 31, 2002, the Company recorded pre-tax income of $19.9 million, or 25 percent of total revenue, from its PPT business, segment, including royalty revenue and other income from the Rentrak Japan business restructuring, compared to a pre-tax loss of $7.6 million, or 9 percent of total revenue, in the prior fiscal year.

The Cassette and DVD distribution business is a highly competitive industry that is rapidly changing. The effect of these changes could have a material impact on the Company's operations. Item 1. Business--Competition of this report further describes certain of these factors.

Included in other consolidated revenue are the results from other subsidiaries, primarily the operations of 3PF.COM, Inc. ("3PF") and Blowout Video, Inc.

Total revenues from 3PF decreased to $17.5 million for fiscal 2002 compared to $23.4 million for fiscal 2001, a decrease of $5.9 million, or 25 percent. This decrease was primarily due to the loss of two key customers, one at the end of fiscal 2001 and the other early in 2002, whose fiscal 2001 revenues totaled approximately $9.7 million, offset partially by significant fiscal 2002 growth of 3PF's largest customer and modest revenues from the addition of new customers in fiscal 2002. Cost of sales was $16.9 million, a decrease of $4.8 million from the $21.7 million recorded in fiscal 2001. This decrease is primarily due to the corresponding decrease in revenue noted above, offset by the on-going carrying cost of the unoccupied and unutilized distribution facility capacity. As a percentage of total 3PF revenue, total cost of sales was 97 percent and 93 percent for fiscal 2002 and 2001, respectively. Selling and administrative expenses decreased to $4.5 million in fiscal 2002 from $5.5 million in fiscal 2001, a decrease of $1.0 million. As a percentage of total revenue, selling and administrative expenses increased to 26 percent for fiscal 2002 from 24 percent for the prior fiscal year. The $1.0 million decrease was primarily due to a $0.7 million recovery of an amount reserved in fiscal 2001 for the anticipated non-collection of one of 3PF's trade accounts due the Company as the result of a bankruptcy filing by the customer. This decrease was also the result of decreased compensation, advertising, travel and entertainment expenses and other costs as the Company adjusted its overhead infrastructure to better fit the operating size of its business. The Company expects to continually evaluate its selling and administrative expenses and appropriately align them in conjunction with the overall size of business it is operating.

3PF other income (expense) was an expense of $250,000 in fiscal 2002 compared to $0 in fiscal 2001. This expense was due to a reserve for the expected non-realization of an investment previously made in a former customer.

As a result of the foregoing factors, for the fiscal year ended March 31, 2002, 3PF recorded a pre-tax loss of $4.1 million, or 23 percent of total revenue. This compares with pre-tax loss of $3.8 million, or 16 percent of total revenue, in fiscal 2001.

Total revenue from BlowOut Video, Inc. decreased to $7.3 million in fiscal 2002 from $11.7 million in fiscal 2001, a decrease of $4.4 million, or 38 percent, primarily due to the decline in overall business activity and the closure of four of its stores during fiscal 2002. Cost of sales was $5.5 million, a decrease of $3.2 million from the $8.7 million recorded in fiscal 2001. Total cost of sales as a percentage of total revenue was 75 percent and 74 percent for fiscal 2002 and 2001, respectively. As a result, the gross margin decreased to $1.8 million in fiscal 2002 from $3.0 million in fiscal 2002. Selling and administrative expenses decreased to $3.1 million in fiscal 2002 from $3.6 million in fiscal 2001, a decrease of $0.5 million, as management made adjustments to better align the overhead structure with the decline in business activity and operating size. As a percentage of total revenue for BlowOut Video, Inc., selling and administrative expenses increased to 42 percent for fiscal 2002 from 31 percent for the prior fiscal year.

For the fiscal year ended March 31, 2002, BlowOut Video, Inc. recorded a pre-tax loss of $1.3 million, or 18 percent of total revenue. This compares with a pre-tax loss of $0.7 million, or 6 percent of total revenue, in fiscal 2001.

As a result of the above, for the fiscal year ended March 31, 2002, the Company recorded consolidated pre-tax income from continuing operations of $14.5 million, or 14 percent of total consolidated revenue, compared to a consolidated pre-tax loss from continuing operations of $12.1 million, or 10 percent of total consolidated revenue, in the prior fiscal year.

The consolidated effective tax rate providing the tax provision for continuing operations for fiscal 2002 was 38.0 percent, compared to a consolidated effective tax rate of 37.3 percent providing the tax benefit for fiscal 2001. The Company expects to realize the remaining tax benefit at March 31, 2002, created in fiscal 2001 by net operating loss carryforwards, in future periods.

FISCAL 2001 COMPARED TO FISCAL 2000

CONTINUING OPERATIONS - PPT OPERATIONS AND OTHER CONTINUING SUBSIDIARIES

For the year ended March 31, 2001, the Company's total consolidated revenue increased $2.7 million to $117.9 million from $115.2 million in the prior fiscal year. Total consolidated revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes and DVD's ("Units") are ordered by and distributed to Retailers; transaction fees generated when Retailers rent Units to consumers; sell-through fees generated when Retailers sell Units to consumers; communication fees when Retailers' point-of-sale systems are connected to the Company's information system and buy out fees when Retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to Studios, as well as charges for internet services provided by the Company's subsidiary formovies.Com, Inc. In addition, total consolidated revenue includes charges to customers of the Company's subsidiary 3PF.COM, Inc., which provides e-commerce order processing, fulfillment and inventory management services, and other revenues which include sales of Units through the Company's retail subsidiary BlowOut Video, Inc. and royalty payments from Rentrak Japan.

The increase in total consolidated revenue was primarily due to: (i) increased revenue from services provided by 3PF.COM, Inc.; and partially offset by (ii) the number of total titles released to the PPT System, as well as the number of theatrical titles released and the box office performance of those titles. In addition, PPT revenue was also affected by a reduction in the total number of Cassettes leased under the PPT System, due in part to Studios offering more titles under various "copy depth" programs, intended to increase the number of Units in distribution by lowering the cost of rental Units to Retailers, than they have in the past and to the willingness of program suppliers to engage in direct revenue sharing arrangements with the largest retailer chains. These changes caused decreases in order processing and transaction revenue.

In fiscal 2001, PPT business segment revenues were $85.7 million, a decrease of $10.7 million, or 11 percent, from $96.4 million in fiscal 2000. During the year, order processing-fee revenue decreased to $19.4 million from $23.4 million in fiscal 2000, a decrease of $4.0 million, or 17 percent. Transaction-fee revenue totaled $55.7 million, a decrease of $5.7 million, or 9 percent, from $61.4 million the previous fiscal year. Sell-through revenue was $6.6 million in fiscal 2001 as compared to $7.8 million in fiscal 2000, a decrease of $1.2 million, or 15 percent. Communication fee revenue was $1.5 million in fiscal 2001 as compared to $1.8 million in fiscal 2000, a decrease of $0.3 million or 17 percent.

Also included in the PPT business segment are the following revenues: (i) direct revenue sharing fees totaling $1.9 million in fiscal 2001, an increase of $0.4 million, or 27 percent, from the $1.5 million in fiscal 2000; and (ii) $0.6 million in other royalty and other revenues earned in fiscal 2001, an increase of $0.1 million, or 20 percent from the $0.5 million in fiscal 2000.

Royalty revenue from Rentrak Japan totaled $1.1 million during fiscal 2001, a decrease of $0.7 million or 39 percent from $1.8 million the previous year.

Cost of sales for the PPT business segment in fiscal 2001 decreased to $67.3 million from $79.6 million the prior year, a decrease of $12.3 million or 15 percent. The change is primarily due to the factors that led to changes in revenue as noted above. In fiscal 2001, the Company's PPT business segment gross profit margin increased to 21 percent from 17 percent the previous fiscal year.

PPT business segment selling and administrative expenses were $25.1 million in fiscal 2001 compared to $22.5 million in fiscal 2000. This increase of $2.6 million, or 12 percent, was primarily attributable to the following items all reported in the quarter ended September 30, 2000: (i) a $1.3 million severance payment to the Company's former chairman and chief executive officer; (ii) $0.6 million in legal costs and proxy solicitation costs incurred by the Company related to the proxy contest at the 2000 annual shareholders meeting and (iii) $0.4 million in costs to reimburse the dissident shareholder group for their legal and other costs associated with the proxy contest. While the Company wrote off or reserved approximately $8.5 million in assets related to the Retailer Financing Program, investments and accounts receivable during the quarter ended September 30, 2000, it also increased reserves and wrote off other assets totaling approximately $9.0 million during the fourth quarter of fiscal 2000.

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

PPT other income (expense) increased from an expense of $1.4 million in fiscal 2000 to an expense of $2.1 million for fiscal 2001, an increase of $0.7 million. This increase is primarily due to: (i) a decrease in interest income; (ii) an increase in interest expense due to an increased use of the line of credit in fiscal 2001; (iii) an increase in loss on the sale of investment securities;
(iv) a $0.5 million loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a customer and (v) the write-off of assets or write-down of various assets to their net realizable value.

As a result of the above, for the fiscal year ended March 31, 2001, the Company recorded a pre-tax loss of $7.4 million, or 9 percent of total revenue, from its PPT business segment, including royalty revenue from Rentrak Japan, compared to pre-tax income of $2.9 million, or 3 percent of total revenue, in the prior fiscal year.

The Cassette and DVD distribution business is a highly competitive industry that is rapidly changing. The effect of these changes could have a material impact on the Company's operations. Item 1. Business--Competition of this report further describes certain of these factors.

Included in total consolidated revenue are the results from other subsidiaries, primarily the operations of 3PF.COM, Inc. ("3PF") and Blowout Video, Inc.

Total revenues from 3PF increased to $23.4 million for fiscal 2001 compared to $11.6 million for fiscal 2000, an increase of $11.8 million, or 102 percent. This increase was primarily due to increased volume from existing customers. Cost of sales was $21.7 million, an increase of $11.6 million over the $10.1 million recorded in fiscal 2000. This increase is due to: (1) a $1.1 million increase in occupancy cost as 3PF expanded its operations into a new facility late in fiscal 2000 to provide additional operating capacity for business growth; (2) a $4.5 million increase in freight cost in conjunction with the overall increase in business growth and revenue; and (3) a $4.3 million increase in warehouse labor cost in conjunction with the overall increase in business growth and revenue. As a percentage of total 3PF revenue, total cost of sales was 93 percent and 87 percent for fiscal 2001 and 2000, respectively. Selling and administrative expenses increased to $5.5 million in fiscal 2001 from $2.6 million in fiscal 2000, an increase of $2.9 million. As a percentage of total revenue, selling and administrative expenses increased to 24 percent for fiscal 2001 from 22 percent for the prior year. This $2.9 million increase was due to increased compensation, advertising, travel and entertainment expenses, depreciation and other costs as the Company invested in the overhead infrastructure to support growth in its business. Additionally, the Company recognized $0.9 million in bad debt expense during fiscal 2001 primarily relating to a customer that filed for bankruptcy. The Company anticipates its selling and administrative expenses to moderate or lessen in the future in conjunction with the overall size of business it is operating.

As a result of the foregoing factors, for the fiscal year ended March 31, 2001, 3PF recorded a pre-tax loss of $3.8 million, or 16 percent of total revenue. This compares with pre-tax loss of $1.1 million, or 9 percent of total revenue, in fiscal 2000.

Total revenue from BlowOut Video, Inc. increased to $11.7 million in fiscal 2001 from $9.5 million in fiscal 2000, an increase of $2.2 million, or 23 percent. Cost of sales was $8.7 million, an increase of $2.7 million over the $6.0 million recorded in fiscal 2000. Total cost of sales as a percentage of total revenue was 74 percent and 63 percent for fiscal 2001 and 2000, respectively. As a result, the gross margin decreased to $3.0 million in fiscal 2001 from $3.5 million in fiscal 2000. Selling and administrative expenses increased to $3.6 million in fiscal 2001 from $3.0 million in fiscal 2000, an increase of $0.6 million. As a percentage of total revenue for BlowOut Video, Inc., selling and administrative expenses decreased to 31 percent for fiscal 2001 from 32 percent for the prior year.

For the fiscal year ended March 31, 2001, BlowOut Video, Inc. recorded a pre-tax loss of $0.7 million, or 6 percent of total revenue. This compares with pre-tax income of $0.3 million, or 3 percent of total revenue, in fiscal 2000.

As a result of the above, for the fiscal year ended March 31, 2001, the Company recorded a consolidated pre-tax loss from continuing operations of $12.1 million, or 10 percent of total consolidated revenue, compared to consolidated pre-tax income from continuing operations of $1.5 million, or 1 percent of total consolidated revenue, in the prior fiscal year. The consolidated effective tax rate providing the tax benefit for continuing operations for fiscal 2001 was
37.3 percent, compared to a consolidated effective tax rate of 30.0 percent providing the tax provision for continuing operations for fiscal 2000 (see Discontinued Operations below).

DISCONTINUED OPERATIONS

On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock of its then subsidiary BlowOut Entertainment, Inc. ("BlowOut"). BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The operations of BlowOut were reflected as discontinued operations in the March 31, 1996 consolidated financial statements. During the fiscal year ended March 31, 2000, the Company recorded a gain on the disposal of discontinued operations of $1.9 million related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance that was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $0.5 million in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated statement of operations. There was no remaining liability related to the discontinued operations at March 31, 2002.

FINANCIAL CONDITION

At March 31, 2002, total assets were $38.6 million, a decrease of $0.5 million from $39.1 million a year earlier. The Company had $12.0 million of cash on hand at March 31, 2002, including $1.0 million of restricted cash, compared to $3.3 million at March 31, 2001, an increase of $8.7 million (see the Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements). Net accounts receivable decreased $0.6 million from $11.9 million at March 31, 2001 to $11.3 million at March 31, 2002, including a $1.0 million reduction in the allowance for doubtful accounts, primarily due to the recovery of a specific reserve established in fiscal 2001 for the anticipated non-collection of one of 3PF's trade accounts as the result of a bankruptcy filing by the customer.

Inventory decreased $1.0 million from $3.5 million at March 31, 2001 to $2.5 million at March 31, 2002 primarily due to the reduction of business activity and closure of four retail stores at BlowOut Video, Inc. during fiscal 2002. Property and equipment decreased $0.5 million from $4.4 million at March 31, 2001 to $3.9 million at March 31, 2002, primarily due to the write-down of 3PF equipment value. Total deferred tax assets decreased $6.4 million from $9.7 million at March 31, 2001 to $3.3 million at March 31, 2002, primarily due to the utilization of a tax loss carry forward created from the loss from continuing operations during fiscal 2001. The Company believes it will realize the deferred tax asset as of March

31, 2002 in future periods. Other assets decreased $0.3 million from $4.8 million at March 31, 2001 to $4.4 million at March 31, 2002. .

At March 31, 2002, total liabilities were $21.3 million, a decrease of $6.4 million from $27.7 million at March 31, 2001. The line of credit decreased to $0 at March 31, 2002 from $1.9 million at March 31, 2001 due to the payoff of the line balance at the beginning of fiscal 2002 primarily from working capital available from the business restructuring with Rentrak Japan and trade receivable collections. Accounts payable decreased $0.4 million from $18.7 million at March 31, 2001 to $18.3 million at March 31, 2002. Accrued liabilities decreased $2.7 million from $3.4 million at March 31, 2001 to $0.7 million at March 31, 2002 primarily due to the change in estimate for accrued tax liability totaling $1.5 million and the elimination of liabilities associated with the business restructuring with Rentrak Japan totaling $0.6 million. Total deferred revenue decreased approximately $1.2 million from $1.6 million at March 31, 2001 to $0.4 million at March 31, 2002, primarily due to the forgiveness of the remaining unearned prepaid royalty income credit by Rentrak Japan in the business restructuring.

Accordingly, at March 31, 2002, stockholders' equity was $17.3 million, an increase of $5.9 million from $11.4 million at March 31, 2001. Most of this increase in stockholders' equity is attributable to: (i) the reduction in common stock and capital in excess of par value as the result of the repurchase of stock from Rentrak Japan in the business restructuring and the repurchase of additional stock under the Company's stock repurchase program; and (ii) the reduction in the accumulated deficit due to the consolidated net income of $9.0 million for fiscal 2002, .

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and other liquid investments of $12.0 million, including $1.0 million of restricted cash, compared to $3.3 million at March 31, 2001. At March 31, 2002 the Company's current ratio (current assets/current liabilities) was 1.56 compared to 1.14 a year earlier.

In May 2000 the Company obtained a line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the credit line was payable monthly at the bank's prime rate plus 1/4 percent (5.0 percent at March 31, 2002). The line was secured by substantially all of the Company's assets. The terms of the credit agreement included financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00; and (3) $5 million of working capital to be maintained at all times. The agreement also restricted the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other requirements. The Company was in compliance with the three financial covenants as of March 31, 2002. At March 31, 2002, the Company had $0 of outstanding borrowings under this agreement.

In May 2002 the Company obtained a replacement line of credit with a new lender for the previous line of credit noted above, which was terminated at that time. The replacement line of credit is in the amount of $4.5 million. Interest under this credit line is variable based on the London Interbank Offering Rate (LIBOR) plus 2 percent. The line is secured by a first priority blanket lien on all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) a minimum current ratio of 1.10:1.0, measured quarterly; (2) a consolidated quarterly and year-to-date net income equal to or exceeding $1.00; (3) a leverage ratio of 1.50:1.0, measured quarterly and (4) $16 million of tangible net worth, measured quarterly. The agreement expires July 1, 2003. The Company anticipates that it will be in compliance with these covenants throughout the term of the agreement.

In 1992, the Company established a Retailer Loan Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had the potential for substantial growth in the industry. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During fiscal 2001, the Company discontinued new financings under this program and provided reserves of $6.6 million representing the entire outstanding balance of the program loans. The Company continues to seek enforcement of agreements entered into in connection with this program in accordance with their terms to the extent practicable.

On March 22, 1999, BlowOut Entertainment, Inc. ("BlowOut"), a former subsidiary of the Company, filed a petition under Chapter 11 of the Federal Bankruptcy Code. In 1996, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As of March 31, 2002, the balance remaining payable under this obligation was paid in full.

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. Based on the Company's current budget and projected cash needs, the Company believes these available sources of liquidity will be sufficient to fund the Company's operations and capital requirements for the fiscal year ending March 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company considers as its most critical accounting policies those that require the use of estimates and assumptions, specifically, accounts receivable reserves and studio guarantee reserves. In developing these estimates and assumptions, the Company takes into consideration historical experience, current and expected economic conditions and other relevant data. Please refer to the Notes to the Consolidated Financial Statements for a full discussion of the Company's accounting policies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount the Company expects to recover. An additional general reserve is provided based on aging of accounts receivable and the Company's historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, the Company's estimate of the recoverability of accounts receivable could materially change.

STUDIO RESERVES

The Company has entered into guarantee contracts with certain program suppliers providing titles for distribution under the PPT system. These contracts guarantee the suppliers minimum payments. The Company, using historical experience and year to date rental experience for each title, estimates the projected revenue to be generated under each guarantee. The Company establishes reserves for titles that are projected to experience a shortage under the provisions of the guarantee. The Company continually reviews these factors and makes adjustments to the reserves as needed. Actual results could differ from these estimates and could have a material effect on the recorded studio reserves.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at March 31, 2002. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Index to Consolidated Financial Statements

        Item                                                               Page


        Independent Auditor's Report                                         24
        Report of Independent Public Accountants

        Report of Independent Public Accountants                             25

        Consolidated Balance Sheets as of March 31, 2002                     26
        and 2001

        Consolidated Statements of Operations for the Years                  27
        Ended March 31, 2002, 2001 and
        2000

        Consolidated Statements of Stockholders' Equity                      28
        for the Years Ended March 31, 2002,
        2001 and 2000

        Consolidated Statements of Cash Flows for the Years                  29
        Ended March 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements                           30

        Financial Statement Schedules --                                     52
        Schedule II


        Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S LETTER

The Board of Directors
Rentrak Corporation:

         We have audited the accompanying consolidated balance sheet of Rentrak Corporation and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary consolidated information for the year ended March 31, 2002 included in Schedule II required by the Securities and Exchange Commission is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG LLP
------------

Portland,  Oregon
May 24, 2002 (except as to the second paragraph of Note 5, which is as of May 30, 2002)

Report of Independent Public Accountants

To Rentrak Corporation:

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Rentrak
Corporation (an Oregon corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31,2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


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

Arthur Andersen LLP
Portland, Oregon
May 23, 2001



* This report is a copy of a previously issued Arthur Andersen LLP report and this report has not been reissued by Arthur Andersen LLP.

                      RENTRAK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             March 31, 2002 and 2001


                                     Assets                                                  2002                2001
                                                                                       ----------------   -----------------
Current assets:
    Cash and cash equivalents                                                       $    12,028,684           3,322,917
    Accounts receivable, net of allowance for doubtful accounts
       of $1,086,143 and $2,090,075                                                      11,328,794          11,854,642
    Advances to program suppliers                                                         1,101,514           1,328,165
    Inventory                                                                             2,515,778           3,514,354
    Income tax receivable                                                                    70,000             279,160
    Deferred tax asset                                                                    2,295,567           7,319,266
    Other current assets                                                                  3,134,665           2,589,090
                                                                                       ----------------   -----------------
               Total current assets                                                      32,475,002          30,207,594
                                                                                       ----------------   -----------------
Property and equipment, net                                                               3,907,631           4,439,773
Deferred tax asset                                                                        1,002,882           2,419,634
Other assets                                                                              1,226,812           2,059,247
                                                                                       ----------------   -----------------
               Total assets                                                         $    38,612,327          39,126,248
                                                                                       ================   =================
                       Liabilities and Stockholders' Equity
Current liabilities:
    Line of credit                                                                  $           --            1,917,705
    Accounts payable                                                                     18,339,610          18,699,289
    Accrued liabilities                                                                     749,279           3,418,043
    Accrued compensation                                                                  1,371,064           1,127,785
    Deferred revenue                                                                        379,106           1,245,643
    Net current liabilities of discontinued operations                                          --              156,046
                                                                                       ----------------   -----------------
               Total current liabilities                                                 20,839,059          26,564,511
                                                                                       ----------------   -----------------
Long-term liabilities:
    Deferred revenue                                                                            --              379,104
    Other                                                                                   495,586             795,875
                                                                                       ----------------   -----------------
               Total Liabilities                                                            495,586           1,174,979
                                                                                       ----------------   -----------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.001 par value. Authorized 10,000,000 shares                             --                  --
    Common stock, $0.001 par value. Authorized 30,000,000 shares;
       issued and outstanding 9,866,283 shares in 2002 and
       12,235,621 shares in 2001                                                              9,866              12,236
    Capital in excess of par value                                                       41,730,216          52,471,599
    Notes receivable                                                                       (377,565)         (7,728,186)
    Cumulative other comprehensive income (loss)                                            180,453             (49,572)
    Accumulated deficit                                                                 (23,910,288)        (32,904,319)
    Deferred charge - warrants                                                             (355,000)           (415,000)
                                                                                       ----------------   -----------------
               Total stockholders' equity                                                17,277,682          11,386,758
                                                                                       ----------------   -----------------

               Total liabilities and stockholders' equity                           $    38,612,327          39,126,248
                                                                                       ================   =================
See accompanying notes to consolidated financial statements.

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years ended March 31, 2002, 2001, and 2000


                                                                    2002                  2001                  2000
                                                              ------------------    ------------------    ------------------
Revenues:
     PPT                                                   $      72,843,847            84,261,793            95,182,063
     Other                                                        29,770,300            33,625,162            19,990,351
                                                              ------------------    ------------------    ------------------

                                                                 102,614,147           117,886,955           115,172,414
                                                              ------------------    ------------------    ------------------
Operating costs and expenses:
     Cost of sales                                                76,812,474            93,600,177            91,706,290
     Selling and administrative                                   20,753,587            34,455,048            28,236,763
     Net gain from litigation settlements (note 10)               (1,563,153)             (225,000)           (7,791,880)
                                                              ------------------    ------------------    ------------------

                                                                  96,002,908           127,830,225           112,151,173
                                                              ------------------    ------------------    ------------------

                 Income (loss) from operations                     6,611,239            (9,943,270)            3,021,241
                                                              ------------------    ------------------    ------------------
Other income (expense):
     Interest income                                                 195,628               307,240               743,464
     Interest expense                                                (17,598)             (768,599)             (669,373)
     Gain (loss) on investments                                          --             (1,687,314)           (1,207,483)
     Other                                                         7,717,233                   --               (385,986)
                                                              ------------------    ------------------    ------------------
                                                                   7,895,263            (2,148,673)           (1,519,378)
                                                              ------------------    ------------------    ------------------
                 Income from continuing operations
                    before income tax (benefit)
                    provision and gain from disposal
                    of discontinued operations                    14,506,502            (12,091,943)            1,501,863
Income tax benefit (provision)                                    (5,512,471)             4,514,575              (450,559)
                                                              ------------------    ------------------    ------------------
                 Net income (loss) from continuing
                    operations                                     8,994,031             (7,577,368)            1,051,304
Gain from disposal of discontinued operations
     including income tax benefit of $483,502                            --                    --               2,373,502
                                                              ------------------    ------------------    ------------------
                 Net income (loss)                         $       8,994,031             (7,577,368)            3,424,806
                                                              ==================    ==================    ==================
Earnings (loss) per common share:
     Basic:
        Continuing operations                              $            0.86                  (0.63)                 0.10
        Discontinued operations                                          --                     --                   0.23
                                                              ------------------    ------------------    ------------------
                 Net income (loss)                         $            0.86                  (0.63)                 0.33
                                                              ==================    ==================    ==================
     Diluted
        Continuing operations                              $            0.85                  (0.63)                 0.10
        Discontinued operations                                          --                     --                   0.22
                                                              ------------------    ------------------    ------------------
                 Net income (loss)                         $            0.85                  (0.63)                 0.32
                                                              ==================    ==================    ==================
See accompanying notes to consolidated financial statements.

                                                                 RENTRAK CORPORATION AND SUBSIDIARIES
                                                           Consolidated Statements of Stockholders' Equity
                                                              Years ended March 31, 2002, 2001, and 2000


                                                                  Common stock
                                                        --------------------------------------    Capital in
                                                             Number of                            excess of             Notes
                                                              shares              Amount          par value          Receivable
                                                        --------------------   --------------    --------------    ---------------
Balance at March 31, 1999                                     10,439,948     $     10,440        43,644,479              --
     Issuance of common stock under employee
        stock option plans                                        74,613               75           228,882              --
     Net income                                                      --               --                --               --
     Change in unrealized gain (loss) on investment
        securities, net of tax                                       --               --                --               --
                  Total comprehensive income
     Income tax benefit from stock option exercise                   --               --             27,699              --
     Issuance of warrants                                            --               --            544,139              --
     Amortization of warrants                                        --               --                --               --
                                                        --------------------   --------------  ----------------  ---------------
Balance at March 31, 2000                                     10,514,561           10,515        44,445,199              --
     Issuance of common stock under employee
        stock option plans                                     1,721,060            1,721         8,026,400              --
     Net income                                                      --               --                --               --
     Change in unrealized gain (loss) on investment
        securities, net of tax                                       --               --                --               --
                  Total comprehensive income
     Issuance of notes receivable                                    --               --                --           (7,728,186)
     Amortization of warrants                                        --               --                --               --
                                                        --------------------   --------------  ----------------  ---------------
Balance at March 31, 2001                                     12,235,621           12,236        52,471,599          (7,728,186)
     Repurchase of common stock                               (1,188,400)          (1,188)       (4,523,061)          --
     Issuance of common stock under employee
        stock option plans                                       227,812              227           732,511              --
     Issuance of common stock                                     87,000               87           136,473
     Repurchase of common stock for cancellation
        of notes receivable                                   (1,495,750)          (1,496)       (7,349,125)
     Net income                                                      --               --                --               --
     Change in unrealized gain (loss) on investment
        securities, net of tax                                       --               --                --               --
     Cumulative Translation Adjustments
                  Total comprehensive income
     Income tax benefit from stock option exercise                   --               --            261,819              --
     Cancellation of notes receivable                                --               --                --         7,350,621
     Amortization of warrants                                        --               --                --               --

                                                        --------------------   --------------  ----------------  ---------------
Balance at March 31, 2002                                      9,866,283     $      9,866        41,730,216            (377,565)
                                                        ====================   ==============  ================  ===============

See accompanying notes to consolidated financial statements.

                                                        Cumulative
                                                          other                          Deferred
                                                       Comprehensive    Accumulated       charge                      Comprehensive
                                                          Income          deficit        warrants        Total        income (loss)
                                                       ------------   --------------   -------------    ----------    ------------
Balance at March 31, 1999                               137,747          (28,751,757)     (749,005)     14,291,904
     Issuance of common stock under employee
        stock option plans                                  --                    --            --         228,957
     Net income                                             --             3,424,806            --       3,424,806      3,424,806
     Change in unrealized gain (loss) on investment
        securities, net of tax                         (402,431)                  --            --        (402,431)      (402,431)
                                                                                                                       ------------
                  Total comprehensive income                                                                          $ 3,022,375
                                                                                                                       ============
     Income tax benefit from stock option exercise          --                    --            --          27,699
     Issuance of warrants                                   --                    --      (544,139)             --
     Amortization of warrants                               --                    --       509,652         509,652
                                                       ------------  ----------------   --------------   ----------
Balance at March 31, 2000                              (264,684)         (25,326,951)     (783,492)      18,080,587
     Issuance of common stock under employee
        stock option plans                                  --                --               --         8,028,121
     Net income                                             --            (7,577,368)          --        (7,577,368)   (7,577,368)
     Change in unrealized gain (loss) on investment
        securities, net of tax                          215,112               --               --           215,112       215,112
                                                                                                                       ------------
                  Total comprehensive income                                                                          $(7,362,256)
                                                                                                                       ============
     Issuance of notes receivable                           --                --               --        (7,728,186)
     Amortization of warrants                               --                --           368,492          368,492
                                                       ------------  ----------------   --------------   ----------
Balance at March 31, 2001                               (49,572)         (32,904,319)     (415,000)      11,386,758
     Repurchase of common stock                             --                --               --        (4,524,249)
     Issuance of common stock under employee
        stock option plans                                  --                --               --           732,738
     Issuance of common stock                                                                               136,560
     Repurchase of common stock for cancellation
        of notes receivable                                                                              (7,350,621)
     Net income                                             --          8,994,031              --         8,994,031     8,994,031
     Change in unrealized gain (loss) on investment
        securities, net of tax                           49,572               --               --            49,572        49,572
     Cumulative Translation Adjustments                 180,453                                             180,453       180,453
                                                                                                                        -----------
                  Total comprehensive income                                                                           $9,224,056
                                                                                                                        ===========
     Income tax benefit from stock option exercise          --                --               --           261,819
     Cancellation of notes receivable                       --                --               --         7,350,621
     Amortization of warrants                               --                --            60,000           60,000

                                                       ------------  ----------------   --------------   ----------
Balance at March 31, 2002                               180,453      (23,910,288)         (355,000)      17,277,682
                                                       ============  ================   ==============   ==========
See accompanying notes to consolidated financial statements.

                                        RENTRAK CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                     Years ended March 31, 2002, 2001, and 2000


                                                                     2002               2001               2000
                                                                ----------------   ----------------   ----------------
Cash flows from operating activities:
    Net income (loss)                                         $    8,994,031            (7,577,368)      3,424,806
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Gain on disposal of discontinued operations                     --                 --          (2,373,502)
         (Gain) loss on disposition of assets                     (7,802,747)           597,124          1,207,483
         Loss on write-down of property and equipment                425,000                --                 --
         Gain on litigation settlement                                   --                 --          (7,791,880)
         Depreciation and amortization                             1,438,449          1,266,515          1,780,966
         Write-off of intangibles                                        --                 --             421,675
         Amortization of warrants                                     60,000            368,492            509,652
         Provision (credit) for doubtful accounts                 (1,546,301)         7,758,211          6,341,032
         Retailer financing program reserves                             --           1,333,191           (373,394)
         Reserves on advances to program suppliers                 1,629,105            106,781            110,918
         Deferred income taxes                                     5,171,886         (4,646,420)          (900,272)
         Net proceeds from litigation settlement                         --                 --           1,847,505
         Change in specific accounts:
            Accounts receivable                                    2,072,149          4,184,677         (3,231,008)
            Advances to program suppliers                         (1,402,454)         1,547,820           (253,422)
            Inventory                                                998,576            162,449         (1,084,620)
            Income tax receivable                                    209,160           (109,860)         2,864,901
            Notes receivable and other current assets               (545,575)         2,106,259          1,227,099
            Accounts payable                                        (359,679)        (6,778,293)         7,233,746
            Accrued liabilities and compensation                    (925,485)           423,558            357,860
            Deferred revenue and other liabilities                (1,365,477)          (756,912)         3,077,119
            Net current liabilities of discontinued operations      (156,046)          (274,877)          (942,341)
                                                                ----------------   ----------------   ----------------
               Net cash provided by (used in)
                 operating activities                              6,894,592           (288,653)         13,454,323
                                                                ----------------   ----------------   ----------------
Cash flows from investing activities:
    Purchases of property and equipment                           (1,379,934)        (2,947,221)         (1,790,501)
    Investments in retailer financing program                            --                 --             (384,500)
    Proceeds from retailer financing program                             --                 --              228,539
    Purchases of investments                                             --                 --             (398,122)
    Proceeds from sale of investments                                    --           1,605,555             975,305
    Proceeds from sale of investment in Rentrak Japan              4,076,237                --                 --
    Reductions (additions) of other assets and intangibles           797,028           (792,672)             (6,693)
                                                                ----------------   ----------------   ----------------
               Net cash used in investing activities               3,493,331         (2,134,338)         (1,375,972)
                                                                ----------------   ----------------   ----------------
Cash flows from financing activities:
    Net borrowings (payments) on line of credit                   (1,917,705)         1,917,705          (7,925,000)
    Net borrowing (payments) on notes payable                            --            (500,000)         (2,500,000)
    Repurchase of common stock                                      (633,749)            --                 --
    Issuance of common stock                                         732,738            299,932             228,957
    Issuance of common stock to non-employees                        136,560                --                 --
                                                                ----------------   ----------------   ----------------
               Net cash provided by (used in)
                 financing activities                             (1,682,156)         1,717,637         (10,196,043)
                                                                ----------------   ----------------   ----------------
               Net increase (decrease) in cash
                 and cash equivalents                              8,705,767           (705,354)          1,882,308
Cash and cash equivalents at beginning of year                     3,322,917          4,028,271           2,145,963
                                                                ----------------   ----------------   ----------------
Cash and cash equivalents at end of year                      $   12,028,684          3,322,917           4,028,271
                                                                ================   ================   ================
See accompanying notes to consolidated financial statements.


      (1) Business of Companies, Summary of Significant Accounting Policies, and Other Items


       (a)        Introduction

              Rentrak Corporation (the Company) (an Oregon corporation) is principally engaged in the processing of information regarding the rental and sale of video cassettes and DVD's ("Units") and the distribution of prerecorded Units to the home video market throughout the United States and Canada using its Pay-Per-Transaction (PPT) revenue sharing program.

              Under its PPT program, the Company enters into contracts to lease Units from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes and DVD's ) which are then leased to retailers for a percentage of the rentals charged by the retailers.

              The Company's wholly owned subsidiary, 3PF.COM, Inc. (3PF), provides e-fulfillment order processing and inventory management services to e-tailers, wholesalers, and businesses requiring just-in-time fulfillment.

              The Company's wholly owned subsidiary BlowOut Video, Inc. sells video cassettes and DVDs through its three retail video stores that operate under the name of BlowOut Video.

       (b)        Rentrak Japan

              In December 1989, the Company entered into a definitive agreement with Culture Convenience Club Co., Ltd. (CCC), Rentrak's joint venture partner in Rentrak Japan, to develop the Company's PPT distribution and information processing business in certain markets throughout the world.

              On June 16, 1994, the Company and CCC amended the agreement. Pursuant to this amendment, the Company received a royalty of 1.67% for all sales of up to $47,905,000, plus one-half of 1% (0.5%) of sales greater than $47,905,000 in each fiscal year. In addition, the Company received a one-time royalty of $2 million, of which $1 million was paid in fiscal 1995 and $1 million was paid in fiscal 1999. The term of the Agreement was extended from the year 2001 to the year 2039

              In December 1999, the Company received a prepayment of $2,500,000 in exchange for $4,000,000 of credit related to the annual royalty described above. This credit was being recognized as revenue as royalties were earned under the terms of the contract. As discussed below in April 2001, this contract was effectively terminated with Rentrak Japan forfeiting their rights to the remaining $700,000 prepayment.

              Effective April 2, 2001, the Company entered into an agreement with Rentrak Japan amending the former agreement. As a result of the amended agreement, the Company granted Rentrak Japan PPT operating rights in Japan, the Philippines, Singapore, Taiwan, Hong Kong, the Republic of Korea, the Democratic People's Republic of Korea, the People's Republic of China, Thailand, Indonesia,
              Malaysia,  and Vietnam.  In addition,  the royalty  agreement  was terminated. Finally, all intellectual property rights and trademarks of the PPT system were agreed to be usable by Rentrak Japan.

              Consideration for the above items included a cash payment from Rentrak Japan to the Company of approximately $5,700,000, forfeiture  by  Rentrak  Japan of any  right of return of
              the 1999 prepaid royalty of $700,000, and forgiveness by Rentrak Japan of approximately $600,000 of liabilities due to Rentrak Japan from the Company. Of these amounts, $6,400,000 was recorded as revenue consistent with the historical treatment of royalty payments. The remaining $600,000 was recorded as a gain and is included in other income in the accompanying consolidated statement of operations.

              In April and October 2001, the Company sold all of its 5.6 percent interest in Rentrak Japan. In conjunction with the above agreements, the Company and Rentrak Japan entered into stock purchase commitments to purchase stock as described below.

              The Company sold 300,000 shares of Rentrak Japan stock to a sister company of Rentrak Japan on April 2, 2001, and its remaining 180,000 shares of Rentrak Japan stock on October 2, 2001 to the sister company. Total proceeds from the stock sales approximated $6,400,000. The resulting gain of $6,400,000 related to the sale of this stock is included in other income in the accompanying consolidated statement of operations. Finally, Rentrak Japan purchased 17,000 shares of 3PF common stock on April 27, 2001 for $1,000,000.

              In return,  Rentrak Japan sold  1,004,000  shares of the Company's
              common   stock   back  to  the   Company  on  April  2,  2001  for
              approximately $3,890,500.

              Based upon the results of the transactions noted above occurring in the year ended March 31, 2002, the Company had no further obligations to, or ownership in, Rentrak Japan.



       (c)        Rentrak UK Limited

              In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited (Rentrak UK) to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK, or nondelivery, by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67% of Rentrak UK's gross revenues from any and all sources. Rentrak currently owns 92% of Rentrak UK while Rentrak Japan holds 8%. During the fiscal 2000 year, Rentrak UK did not generate income or positive cash flow and, as a result, the Company wrote down assets of $222,000 in that year that were not expected to generate positive cash flow. During the year ended March 31, 2001, Rentrak UK continued to generate no income or cash flow. During the year ended March 31, 2002, Rentrak UK improved its performance producing minimal income and cash flow. Management of the Company has made changes to decrease the cost of operations, including space and staffing costs, and it is continuing to closely evaluate the financial performance of operations. Management is considering various alternatives including selling or closing down Rentrak UK's operations.

       (d)        Basis of Consolidation

              The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20% to 50% are accounted for by the equity method.

       (e)        Management Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (f)        Revenue Recognition

              The  PPT  agreements   generally  provide  for  an  initial  order
              processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailer upon renting the Units to their customers. The Company recognizes order-processing fees as revenue when the Units are shipped to the retailers and recognizes transaction fees when the Units are rented to the consumers. Initial order processing fees cover the direct costs of accessing Units from program suppliers, handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, the Company has no further obligation to provide services to the retailer.

              Revenues derived from fulfillment activities are recognized when products are shipped and/or services are provided.

              During fiscal 2000, the Company received a $2,500,000 prepayment from a customer in exchange for $4,000,000 in credit related to a long-term agreement. This prepayment related to periods subsequent to March 31, 2000 and has therefore been recorded as deferred revenue on the accompanying consolidated balance sheet. Deferred revenue of $379,106 recorded March 31, 2002, will be recognized in future periods as revenues are earned under the terms of the contract.

              Stockholders and former directors, or their families, owned interests in several stores participating in the PPT program through fiscal 2000. The Company realized revenues from these stores of approximately $47,000 during fiscal 2000. No revenues were recognized from these parties in fiscal 2001 or 2002.

       (g)        Cash and Cash Equivalents

              The Company considers all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. Included in cash and cash equivalents is $1,000,000 of restricted cash used as security for the Company's operating cash accounts which is held in highly liquid investments. The classification of this cash is determined based on the expected term of the collateral requirement of the operating cash account. This restriction was relieved subsequent to March 31, 2002 as part of the financing arrangement described in note 5.

       (h)        Investment Securities

              Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent and ability to hold or trade the securities at time of purchase. Securities available for sale are stated on the balance sheet at their fair market value with an adjustment to stockholders' equity reflected in other comprehensive income (loss) as change in net unrealized gains and losses, net of tax. Securities held to maturity are stated at amortized cost.

              Detail of the proceeds from the sales of available for sale securities and realized gains and losses on sales of equity securities for the years ended March 31 are as follows:

                                                                Proceeds             Gross gains           Gross losses
                                                           -------------------   --------------------   --------------------

             2002                                       $           161,513                33,150                (14,970)
             2001                                                 1,605,555                 9,570               (606,694)
             2000                                                   975,305               554,971               (121,105)


              When, in management's opinion, available for sale securities have experienced an other than temporary decline, the amount of the decline in market value below cost is recorded in the statement of operations as a loss on investments.

              In fiscal 2000, management determined that certain investments had incurred unrealized losses resulting from other than temporary declines in market value below the cost of the investments. Unrealized losses from other than temporary declines in market value of $1,245,157 were recorded in gain (loss) on investments in the March 31, 2000 consolidated statement of operations. There were no unrealized losses from other than temporary declines in market value recognized in the March 31, 2002 and 2001 consolidated statements of operations.

       (i)        Allowance for Doubtful Accounts

              Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount the Company expects to recover. An additional general reserve is provided based on aging of accounts receivable and the Company's historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, the Company's estimate of the recoverability of accounts receivable could materially change.

       (j)        Financial Instruments

              A financial instrument is cash or a contract that imposes or conveys a contractual obligation or right, to deliver or receive, cash or another financial instrument. The estimated fair value of all material financial instruments approximated their carrying values at March 31, 2002 and 2001.

       (k)        Inventory

              Inventory consists of videocassettes, digital videodiscs (DVDs), and other home entertainment products held for sale and is carried at the lower of cost (first-in, first-out method) or market value.

       (l)        Property and Equipment

              Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter.

       (m)        Income Taxes

              The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid.

       (n)        Studio Reserves

              The Company has entered into guarantee contracts with certain program suppliers providing titles for distribution under the PPT system. These contracts guarantee the suppliers minimum payments. The Company, using historical experience and year to date rental experience for each title, estimates the projected revenue to be generated under each guarantee. The Company establishes reserves for titles that are projected to experience a shortage under the provisions of the guarantee. The Company continually reviews these factors and makes adjustments to the reserves as needed.

       (o)        Foreign Currency Translation

              Adjustments from translating foreign functional currency financial statements into U.S. dollars are included in the Foreign Currency Translation Adjustment in the consolidated statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations.

       (p)        Earnings Per Share

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

              The weighted average number of shares of common stock and common stock equivalents and net income (loss) used to compute basic and diluted earnings (loss) per share for the years ended March 31 were calculated as follows:


                                                  2002                          2001                         2000
                                       ---------------------------   ---------------------------  ---------------------------
                                          Basic         Diluted         Basic        Diluted         Basic         Diluted
                                       -------------  ------------   ------------  -------------  ------------   ------------
             Weighted average
                 number of shares
                 of common stock
                 outstanding            10,415,314     10,415,314     11,985,023    11,985,023     10,477,334     10,477,334
             Dilutive effect of
                 stock options                  --        197,459             --            --             --        281,787
                                       -------------  ------------   ------------  -------------  ------------   ------------

                 Weighted average
                   number of
                   shares of
                   common stock
                   outstanding and
                   common stock
                   equivalents          10,415,314     10,612,773     11,985,023    11,985,023     10,477,334     10,759 ,121
                                       =============  ============   ============  =============  ============   ============

             Net income (loss):
                 Continuing
                   operations       $    8,994,031      8,994,031     (7,577,368)   (7,577,368)     1,051,304      1,051,304
                 Discontinued
                   operations                   --             --             --            --      2,373,502      2,373,502
                                       -------------  ------------   ------------  -------------  ------------   ------------

                     Net income
                       (loss)       $    8,994,031      8,994,031     (7,577,368)   (7,577,368)     3,424,806      3,424,806
                                       =============  ============   ============  =============  ============   ============


             Earnings (loss) per
                 share:
                 Continuing
                   operations       $         0.86           0.85          (0.63)        (0.63)          0.10           0.10
                 Discontinued
                   operations                   --             --             --            --           0.23           0.22
                                       -------------  ------------   ------------  -------------  ------------   ------------

                     Earnings
                       (loss) per
                       common share $         0.86           0.85          (0.63)        (0.63)          0.33           0.32
                                       =============  ============   ============  =============  ============   ============


              Options and warrants to purchase approximately 2,300,000 and 4,400,000 shares of common stock were outstanding during the fiscal years ended March 31, 2002 and 2000, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants were greater than the average market price of the common shares. Options and warrants to purchase 3,200,000 shares for the year ended March 31, 2001, were outstanding but were not included in the computation of diluted EPS because their effect would be antidilutive due to a loss for the period.

       (q)        Advertising Expense

              Advertising expense, net of advertising reimbursements, totaled approximately $216,683, $627,662 and $952,000 for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

       (r)        Statements of Cash Flows

              The Company had the following non-cash transactions for the fiscal years ended March 31:

                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

             Cash paid (received) for:
                 Interest                               $            27,329               253,211                656,723
                 Income taxes, net of refunds                       125,380               111,701             (1,645,085)

             Noncash financing and investing activities:
                   Reclassification of accounts
                     receivable to other assets and
                     other investments                                   --                    --              1,023,794
                   Issuance of warrants                                  --                    --               (544,139)
                   Tax benefit from stock option
                     exercises                                     (261,819)                   --                (27,699)
                   Receipt of note receivable in
                     litigation settlement (note 10)                     --                    --              4,000,000
                   Receipt of common stock in
                     litigation settlement (note 10)                     --                    --              1,944,375
                   Change in unrealized gain (loss)
                     on investment securities, net of
                     tax                                             49,572               215,112               (402,431)
                   Receipt (forgiveness) of note
                     receivable in exchange for stock            (7,350,621)            7,728,186                     --
                   Exchange of investment in Rentrak
                     Japan for Rentrak common stock               3,890,500


       (s)        Comprehensive Income

              In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of the Company's comprehensive income
              (loss) which consist of the change in unrealized gain (loss) on investment securities (net of tax), net of the reclassification adjustment for gains (losses) included in net income (loss), and foreign currency translation adjustments as of March 31 are as follows:

                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

             Foreign currency translation adjustments   $           180,453                    --                     --
             Unrealized gains (losses) on securities:
                       Holding gains (losses) arising
                     during the period, net of tax                   60,844               (12,470)              (534,988)
                   Less reclassification adjustment
                     for gains (losses) included in
                     net income, net of tax                          11,272              (227,582)              (132,557)
                                                           -------------------   --------------------   --------------------

                           Change in unrealized gain
                             (loss) on investment
                             securities, net of tax                  49,572               215,112               (402,431)
                                                           -------------------   --------------------   --------------------

             Other Comprehensive Income (Loss)          $           230,025               215,112               (402,431)
                                                           ===================   ====================   ====================


       (t)        Impairment of Long-Lived Assets

              Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

       (u)        New Accounting Standards

              In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," effective July 1, 2001, and SFAS 141 requires use of the purchase method of accounting for acquisitions. To date, the adoption of SFAS 141 has not had a material impact on the Company's financial condition or results of operations.

              In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," effective for the Company on April 1, 2002. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company expects that adoption of SFAS 142 will not have a material impact on the Company's financial condition or results of operations.

              In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which will be effective for the Company on April 1, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company expects that adoption of SFAS 143 will not have a material impact on the Company's financial condition or results of operations.

              In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, for the disposal of a segment of a business. The effective date for implementation of SFAS 144 is for fiscal years beginning after December 15, 2001; however, early adoption is permitted. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues. The Company expects that the adoption of SFAS 144 will not have a material impact on the Company's financial condition or results of operations.

              In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for the Company on April 1, 2003. SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company expects that the adoption of SFAS 145 will not have a material impact on the Company's financial condition or results of operations.

       (v)        Reclassifications

              Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)      Investment Securities

              The  carrying   value  and  estimated  fair  value  of  marketable
              securities at March 31 were as follows:

                                            Carrying value         Unrealized           Unrealized           Fair value
                                                                   gross gain           gross loss
                                           -----------------    -----------------    -----------------    ------------------
      2002:
          Available for sale -
            noncurrent:
              Corporate securities      $               --                   --                   --                   --

      2001:
          Available for sale -
            noncurrent:
              Corporate securities                 143,333                   13              (79,969)              63,353


(3)      Property and Equipment

       Property and equipment, at cost, consists of:

                                                                                                  March 31
                                                                                 -------------------------------------------
                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Furniture and fixtures                                                  $         8,670,052              8,532,210
      Machinery and equipment                                                           2,183,128              1,875,159
      Leasehold improvements                                                            1,914,045              2,092,844
                                                                                 --------------------   --------------------

                                                                                       12,767,343             12,500,213

      Less accumulated depreciation                                                    (8,859,594)            (8,060,440)
                                                                                 --------------------   --------------------

                                                                              $         3,907,631              4,439,773
                                                                                 ====================   ====================


       During 2001, management assessed the operations of 3PF and made the decision to forgo the renewal of a lease of one of its three warehouses. In conjunction with this decision, the assets associated with this building including racking and storage equipment were written down to fair market value, as determined by a third party. The total loss on the write-down of these assets approximated $425,000. This amount is included in cost of sales in the accompanying statement of operations.

(4)    Retailer Financing Program

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

       During fiscal 2001, the Company discontinued new financings under this retailer financing program. Write-offs of assets associated with this program during fiscal 2001 were $6,100,000, including $4,400,000 due to the Company from Video Update, Inc. The Company seeks to enforce agreements entered into in connection with this program in accordance with their terms to the extent practicable.

       The loans are reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). A valuation allowance has been established for the amount by which the recorded investment in the loan exceeds the measure of the impaired loan. As the financings are made, and periodically throughout the terms of the agreements, the Company assesses the recoverability of the amounts based on the financial position of each retailer. The amounts the Company could ultimately receive could differ materially in the near-term from the amounts assumed in establishing the reserves.

       As of March 31, 2002 and 2001 the Company had invested or loaned approximately $6,600,000 under the program and had provided reserves of approximately $6,600,000. These balances are included in other assets.

       The activity in the total reserves for the retailer financing program is as follows for the fiscal years ended March 31:

                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Beginning balance                                                       $         6,598,514              5,684,183
          Additions to reserve                                                             50,000                925,216
      Write-offs                                                                               --                     --
      Recoveries                                                                          (72,760)               (10,885)
                                                                                 --------------------   --------------------

      Ending balance                                                          $         6,575,754              6,598,514
                                                                                 ====================   ====================


(5)    Line of Credit

       In May 2000 the Company obtained a line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the line is payable monthly at the bank's prime rate plus 1/4 percent (5.0 percent at March 31, 2002). The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00, and (3) $5 million of working capital to be maintained at all times. The agreement also restricts the amount of loans and indebtedness and limits the payment of dividends on the Company's stock, among other restrictions. Based upon the financial results reported as of March 31, 2002 and the twelve month period then ended, the Company was in compliance with the three financial covenants at March 31, 2002. At March 31, 2002, the Company had no outstanding borrowings under this agreement.

       On May 26, 2002, the Company cancelled its line of credit described above. On May 30, 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and expires in May 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2%. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $16 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending September 30, 2002; and (4) achievement of specific current and leverage financial ratios. The Company anticipates that it will be in compliance with these covenants throughout the term of the agreement.

(6)    Related Party Note Payable

       During fiscal 2000, the Company's subsidiary, Blowout Video Holding Company, entered into a $3,000,000 line of credit with a former director of the Company. The line was to expire in August 2002 and accrued interest at prime plus 1 1/2%. The line was secured by substantially all the assets of BlowOut Video Holding Company. This agreement was cancelled by the Company in fiscal 2001.

(7)    Income Taxes

       The provision (benefit) for income taxes is as follows for the fiscal years ended March 31:

                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

      Current tax (benefit) provision:
          Federal                                       $           309,585                    --                     --
          State                                                      31,000                    --                125,192
                                                           -------------------   --------------------   --------------------

                                                                    340,585                    --                125,192

      Deferred tax provision (benefit)                            5,171,886            (4,514,575)               325,367
                                                           -------------------   --------------------   --------------------

        Income tax provision (benefit)                  $         5,512,471            (4,514,575)               450,559
                                                           ===================   ====================   ====================


       The reported provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows for the fiscal years ended March 31:

                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

      Provision (benefit) computed at statutory rates   $         4,932,211            (4,111,261)               510,633
      State taxes, net of federal benefit                           580,261              (468,098)                59,474
      Amortization of warrants                                       22,800               140,027                193,667
      Recognition of net operating loss carryforward                     --                    --               (131,507)
      Other                                                         (22,801)              (75,243)              (181,708)
                                                           -------------------   --------------------   --------------------

                                                        $         5,512,471            (4,514,575)               450,559
                                                           ===================   ====================   ====================



       Deferred tax assets and (liabilities) from continuing operations are comprised of the following components at March 31, 2002 and 2001:

                                                                                        2002                   2001
                                                                                 --------------------   --------------------
      Deferred tax assets:
          Current:
            Allowance for doubtful accounts                                   $           222,643                449,138
            Program supplier reserves                                                     510,842                520,614
            Foreign tax credit                                                                 --                500,000
            Net operating loss carryforward                                               960,244              4,616,162
            Unrealized loss on investments                                                119,015                119,015
            Capital loss carry forward                                                         --                279,407
            Deferred revenue                                                              144,060                473,453
            Other                                                                         338,763                361,477
                                                                                 --------------------   --------------------

                    Total current deferred tax assets                                   2,295,567              7,319,266
                                                                                 --------------------   --------------------

          Noncurrent:
            Depreciation                                                                  204,996                445,631
            Retailer financing program reserve                                            663,040                671,689
            Foreign tax credit                                                                 --              1,000,000
            Deferred revenue                                                                   --                144,060
            Other                                                                         134,846                158,254
                                                                                 --------------------   --------------------

                    Total noncurrent deferred tax assets                                1,002,882              2,419,634
                                                                                 --------------------   --------------------

                    Total deferred tax assets                                 $         3,298,449              9,738,900
                                                                                 ====================   ====================


       As of March 31, 2002, the Company has estimated NOL carryforwards for federal income tax return purposes of approximately $2,500,000, which expire in 2021. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the Company will ultimately realize all of its deferred tax assets.

(8)      Stockholders' Equity

       Stock Options and Warrants

       Effective March 31, 1997, the Company adopted the 1997 Non-Officer Employee Stock Option Plan. The aggregate number of shares which may be issued upon exercise of options under the plan may not exceed 800,000. In August 1997, the Company adopted the 1997 Equity Participation Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 2,075,000, including an increase of 475,000 shares approved by the Board in May 2002, subject to shareholder approval. The plans are administered by the Compensation Committee of the Board which determines the terms and conditions of options issued under the plans. Options granted to date under the plans are exercisable over one to five years and expire ten years after date of grant. As of March 31, 2002, the Company had 457,092 and 440,938 options available to be granted under the 1997 Non-Officer Employee Stock Option Plan and 1997 Equity Participation Plan, respectively.

       The Company has elected to account for its stock-based compensation plans in accordance with APB 25, under which no compensation expense has been recognized. The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2002, 2001, and 2000, using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following assumptions:

                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

      Risk-free interest rate                                 4.08- 5.47%           4.77 - 6.82%           5.37 - 6.91%
      Expected dividend yield                                       0%                    0%                     0%
      Expected lives                                          5 - 10 years          5 - 10 years           5 - 10 years
      Expected volatility                                        81.28%                78.21%                 72.20%


       Adjustments were made for options forfeited prior to vesting. Had compensation expense for these plans been determined in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per common share reflected on the March 31, 2002, 2001, and 2000 consolidated statements of operations would have been the following unaudited pro forma amounts:

                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------
      Net income (loss):

          As reported                                   $         8,994,031            (7,577,368)             3,424,806
          Pro forma                                               8,432,485            (8,156,972)             2,293,758

      Basic earnings (loss) per share:
          As reported                                                 0.86                 (0.63)                  0.33
          Pro forma                                                   0.81                 (0.68)                  0.22

      Diluted earnings (loss) per share:
          As reported                                                 0.85                 (0.63)                  0.32
          Pro forma                                                   0.79                 (0.68)                  0.21


       The table below summarizes the plans' activity:

                                                                                            Options outstanding
                                                                                 -------------------------------------------
                                                                                  Number of shares       Weighted average
                                                                                                          exercise price
                                                                                 --------------------   --------------------


      Balance at March 31, 1999                                                         3,446,106    $             4.73

      Granted:
          Option price = fair market value                                                607,837                  3.97
          Option price > fair market value                                                 15,000                  7.38
          Option price < fair market value                                                 12,500                  2.81
      Issued                                                                              (74,613)                 3.08
      Canceled                                                                           (147,128)                 5.75
                                                                                 --------------------   --------------------


      Balance at March 31, 2000                                                         3,859,702                  4.60

      Granted:
          Option price = fair market value                                                393,575                  3.80
          Option price > fair market value                                                  5,420                  4.61
      Issued                                                                           (1,721,060)                 4.67
      Canceled                                                                           (872,948)                 5.12
                                                                                 --------------------   --------------------


      Balance at March 31, 2001                                                         1,664,689                  4.07

      Granted:
          Option price = fair market value                                                400,500                  3.29
      Issued                                                                             (227,812)                 3.22
      Canceled                                                                           (211,918)                 4.84
                                                                                 --------------------   --------------------


      Balance at March 31, 2002                                                         1,625,459    $             3.97
                                                                                 ====================   ====================


       Using the Black Scholes methodology, the total value of options granted during fiscal years 2002, 2001, and 2000 was approximately $965,000, $1,524,000, and $2,560,000, respectively, which would be amortized on a pro forma basis over the vesting period of the option. The weighted average fair value of options granted during the years ended March 31, 2002, 2001, and 2000 was $3.29, $3.82, and $4.03, respectively. Options to purchase 978,380, 1,026,899, and 2,494,190 shares of common stock were exercisable at March 31, 2002, 2001, and 2000, respectively. These exercisable options had weighted average exercise prices of $4.31, $4.39, and $4.70 at March 31, 2002, 2001, and 2000, respectively.

       The  following   table   summarizes   information   about  stock  options
       outstanding at March 31, 2002:

                                              Options outstanding                               Options exercisable
                             -------------------------------------------------------    ------------------------------------
                                                      Weighted
                                                     average
                               Outstanding as        remaining           Weighted         Exercisable as       Weighted
            Range of           of March 31,         contractual          average          of March 31,           average
           exercise prices        2002                life           exercise price          2002           exercise price
           ----------------  ----------------    ----------------    ---------------    ----------------    ----------------

       $   1.00 - 2.59              40,000                8.8     $          2.188               5,000   $             2.189
           2.60 - 6.49           1,575,459                6.0                3.979             963,380                 4.335
           6.50 - 9.50              10,000                7.3                9.500              10,000                 9.50
                             ----------------                                           ----------------

                                 1,625,459                                                     978,380
                             ================                                           ================


       The Company issued warrants in 1995 and 1998 which were valued by an outside valuation firm using standard warrant valuation models. The value of the warrants of $4,133,977 was recorded in the equity section and is being amortized over the associated periods to be benefited by each warrant. In fiscal 2002, 2001, and 2000, expense associated with these warrants was approximately $60,000, $368,000, and $510,000, respectively. As of March 31, 2002, warrants to purchase 1,234,562 shares of common stock were outstanding related to the above issuances.

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

       EXECUTIVE LOAN PROGRAM

       In June 2000, the board of directors approved an offer to make loans available to those officers of the Company who were under an employment contract for the purpose of allowing them to exercise their vested, unexercised "out of the money" employee stock options. The purpose of this program was to enable executives to exercise certain of their options and thereby hold shares resulting from the exercise of such options in advance of a possible spin-off or split-up of 3PF, and to enhance the Company's efforts to retain its key employees. The loans under this program bear interest at the federal funds rate in effect on the date of the loan and interest is payable annually. The principal amount of the loan is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with the Company, (2) one year after the borrower leaves the Company's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased upon the exercise of the options. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. The offer to make these loans expired September 30, 2000. Prior to September 30, 2000, several employees accepted this offer and obtained loans from the Company. Because the loan proceeds were immediately used to pay the exercise price of the options to the Company, there was no net outflow of cash from the Company in connection with these loans.

       During 2001, a former officer of the Company, who was loaned, on June 16, 2000, $6,629,386 to purchase 1,362,008 shares of stock upon exercise of his employee stock options and, during the quarter ended September 30, 2000, was loaned $721,235 to purchase 133,742 shares of stock upon exercise of his employee stock options, terminated his agreements with the Company. Accordingly, the common stock and related notes receivable totaling $7,350,621 were reversed in a non-cash transaction.



(9)    COMMITMENTS

       Leases

       The Company leases certain facilities and equipment under operating leases expiring at various dates through 2009. Approximate rental payments over the term of the leases exceeding one year are as follows:

          Year ending March 31:
              2003                            $         3,341,280
              2004                                      3,241,871
              2005                                      3,274,738
              2006                                      3,109,122
              2007                                      2,915,415
              2008 and thereafter                       4,164,892
                                                 -------------------

                                              $        20,047,318
                                                 ===================


       The leases provide for payment of taxes, insurance, and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was approximately $3,581,000, $2,954,000, and $2,335,000 for the fiscal years ended March
       31, 2002, 2001, and 2000, respectively.

       GUARANTEES AND ADVANCES

       The Company has entered into several guarantee contracts with program suppliers providing titles for distribution under the PPT system. In general, these contracts guarantee the suppliers minimum payments. In some cases these guarantees are paid in advance. Any advance payments made by the Company that will be realized within the current year are included in advances to program suppliers. The long-term portion is included in other assets. Both the current and long-term portion are amortized to cost of sales as revenues are generated from the related cassettes.

       The Company, using empirical data, estimates the projected revenue stream to be generated under these guarantee arrangements and accrues for projected payments or reduces the carrying amount of advances to program suppliers for any guarantee that it estimates will not be fully recovered through future revenues. As of March 31, 2002 and 2001, the Company has reserved approximately $2,200,000 and $2,400,000, respectively, for potential payments under such guarantee arrangements.

       On March 22, 1999, BlowOut filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale, to a third party video retailer, was approved on May 10, 1999 and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The payments, as made, were recorded as a reduction of "net current liabilities of discontinued operations" on the accompanying balance sheet. As of March 31, 2002, all amounts related to this obligation had been paid.

       OTHER

       In June 2000, the Company entered into an agreement with one of its customers to modify an existing contract. Under terms of the agreement the customer made a payment to the Company in the amount of $2,500,000 and also increased its obligation to purchase PPT product. Subsequent to the signing of the agreement, the customer took the position that it was entitled to a refund of the payment, as additional agreements were not finalized as expected. On March 31, 2001, the Company entered into a settlement agreement with the customer whereby $1,600,000 of the $2,500,000 payment was determined to be consideration for modification of the aforementioned existing contract, while the remaining $900,000 was held by the Company as credit to be applied to future receivables generated by the customer. The $900,000 credit is to be allocated towards future receivables at the rate of $75,000 per quarter, beginning with the quarter ended March 31, 2001. The long-term portion of this credit has been included in other long-term liabilities on the accompanying balance sheet.

(10)     CONTINGENCIES

       On November 15, 2000, 3PF filed a proceeding with the American Arbitration Association against Reel.com, Inc., a division of Hollywood Entertainment Corporation ("Hollywood"), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. 3PF sought damages in excess of $3,300,000, together with prejudgment interest and attorney fees. On August 6, 2001, Hollywood filed a proceeding with the American Arbitration Association against the Company for the alleged breach of a settlement agreement among the Company, Hollywood, and two individuals dated January 23, 2000, relating to the Company's obligation to provide Hollywood with documents and data with regard to Hollywood's obligation to indemnify the Company against claims by a movie studio. Hollywood sought damages in the amount of $2,000,000. On March 13, 2002, an arbitrator awarded damages to the Company of $1,600,000 related to the November 15, 2000 claim. This amount is reflected as a gain and is included in other income in the accompanying consolidated statement of operations. In April 2002, in a confidential settlement agreement, Hollywood agreed to pay an additional $325,000 to the Company to resolve all outstanding issues between the two parties.

       On February 20, 2001, the Company filed a complaint against Ron Berger, Chairman and Chief Executive Officer and a director of Rentrak until September 2000, in the Circuit Court of the

       State of Oregon for the County of Multnomah (No. 0102-01814), seeking cancellation of shares of Rentrak common stock acquired by Mr. Berger through an option loan program offered to the Company's officers in June 2000 and damages for the conversion of an automobile and computer equipment plus an over-advance payment of business expenses less setoffs. On or about March 29, 2001, Mr. Berger filed a counterclaim seeking damages of approximately $1.76 million plus attorney fees from the Company for conversion of Mr. Berger's director's fees and dividends from Rentrak Japan, breach of an agreement to compensate Mr. Berger for cancellation of options to purchase Company stock, failure to pay accumulated wages and compensation, breach of an agreement to provide options to purchase stock in 3PF, and failure to provide certain insurance benefits. On June 15, 2001, the Company filed an amended complaint alleging tort claims arising out of Mr. Berger's activities as an officer and director of the Company involving Video City, Inc., and seeking damages of not less than $6,000,000. Effective May 6, 2002, the parties resolved the litigation pursuant to a confidential settlement agreement pursuant to which the parties agreed to dismiss their respective lawsuits and to seek nothing further from the other in litigation.

       The Company is also a party to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company.

(11)     EMPLOYEE BENEFIT PLANS

       On January 1, 1991, the Company established an employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The total amount of the Company's contribution is at the discretion of the board of directors. Contributions under the 401(k) Plan for the years ended March 31, 2001 and 2000 were approximately $82,000 and $77,000, respectively. As of March 31, 2002, the board of directors had not made a decision regarding contributions for the year ended March 31, 2002.

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

       Under the Plan, employees purchased 3,079 shares for aggregate proceeds of $11,005, 4,000 shares for aggregate proceeds of $13,561, and 3,257 shares for aggregate proceeds of $14,370, in fiscal 2002, 2001, and 2000, respectively.

(12)     BUSINESS SEGMENTS, SIGNIFICANT SUPPLIERS, AND MAJOR CUSTOMER

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131). SFAS 131 requires the Company to report certain information about operating segments. The Company classifies its services in three segments, PPT, 3PF.COM, and Other. Other services include operations of BlowOut Video, a video retailer, website services, and amounts received pursuant to royalty agreements.

       BUSINESS SEGMENTS

                                                                  2002                  2001                   2000
                                                           -------------------   --------------------   --------------------

      Net sales (1):
          PPT                                           $        73,715,459            85,735,385             96,390,304
          3PF.COM (2)                                            17,521,877            23,389,443             11,648,725
          Other                                                  13,775,151            11,390,382              9,412,898
                                                           -------------------   --------------------   --------------------

                                                        $       105,012,487           120,515,210            117,451,927
                                                           ===================   ====================   ====================

      Income (loss) from operations:
          PPT                                           $         6,225,420            (6,694,623)             1,892,205
          3PF.COM (2)                                            (3,858,411)           (3,788,576)            (1,131,354)
          Other                                                   4,244,230               539,929              2,260,390
                                                           -------------------   --------------------   --------------------

                                                        $         6,611,239            (9,943,270)             3,021,241
                                                           ===================   ====================   ====================

      Identifiable assets (1):
          PPT                                           $        42,186,157            38,202,038             44,571,673
          3PF.COM                                                 5,831,188             8,425,876              2,703,360
          Other                                                   3,909,735             5,566,431              6,195,923
                                                           -------------------   --------------------   --------------------

                                                        $        51,927,080            52,194,345             53,470,956
                                                           ===================   ====================   ====================


       (1) Total amounts differ from those reported on the consolidated financial statements as intercompany transactions and investments in subsidiaries are not eliminated for segment reporting purposes.

       (2) 3PF.COM's revenues related to the shipment of cassettes to Rentrak's PPT Customers was $2,200,000, $3,300,000, and $3,300,000
              for the years ended March 31, 2002, 2001, and 2000, respectively.

       The Company has one program supplier that supplied product that generated 17%, a second that generated 15%, and a third that generated 13% of the Company's revenues for the year ended March 31, 2002. The Company has one program supplier that supplied product that generated 18%, a second that generated 15%, and a third that generated 13% of the Company's revenues for the year ended March 31, 2001. The Company has one program supplier that supplied product that generated 25%, a second that generated 19%, and a third that generated 13% of the Company's revenues for the year ended March 31, 2000. There were no other program suppliers who provided product accounting for more than 10% of sales for the years ended March 31, 2002, 2001, and 2000.

       The Company currently receives a significant amount of product from three program suppliers. Although management does not believe that these relationships will be terminated in the near term, a loss of one of these suppliers could have an adverse affect on operating results.

       No customer accounted for more than 10% of the Company's revenue in fiscal 2002, 2001, or 2000.

(13)   Discontinued Operations

       On November 26, 1996, the Company made a distribution to its shareholders of 1,457,343 shares of common stock (the BlowOut Common Stock) of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. During the year ended March 31, 2000, the Company recorded a gain on the disposal of discontinued operations of $1,900,000 related to BlowOut, as the liability related to BlowOut contingencies was less than estimated. The Company also reduced the valuation allowance that was recorded against the deferred tax asset related to liabilities of discontinued operations. This reduction of approximately $500,000 in the valuation allowance was recorded as an income tax benefit from discontinued operations in the accompanying consolidated statement of operations. There was no remaining liability related to discontinued operations at March 31, 2002.

 (14)                          RENTRAK CORPORATION
                            QUARTERLY FINANCIAL DATA
             FOR THE QUARTERS ENDED JUNE 30, 2000 TO MARCH 31, 2002


                                                JUNE 30,             SEPTEMBER 30,            DECEMBER 31,             MARCH 31,
QUARTER ENDED:                                  2001 (1)                 2001                   2001 (2)               2002 (3)
                                          ------------------------------------------------------------------------------------------

REVENUE                                        $28,973,887            $23,736,933             $26,432,286             $23,471,041

INCOME FROM OPERATIONS                          2,277,726               598,251                1,232,201               2,503,061

NET INCOME                                      4,694,913               433,785                2,238,688               1,626,645

EARNINGS PER SHARE:
BASIC                                             $0.42                  $0.04                   $0.23                   $0.17
DILUTED                                           $0.42                  $0.04                   $0.23                   $0.16

------------------------------------------------------------------------------------------------------------------------------------


                                                JUNE 30,             SEPTEMBER 30,            DECEMBER 31,             MARCH 31,
QUARTER ENDED:                                    2000                  2000 (4)                2000 (5)               2001 (6)
                                          ------------------------------------------------------------------------------------------

REVENUE                                        $29,479,624            $24,890,555             $32,784,629             $30,732,147

INCOME (LOSS) FROM OPERATIONS                    407,795             (15,248,758)               519,229                4,378,464

NET INCOME (LOSS)                                249,999              (9,568,993)               229,510                1,512,116

EARNINGS PER SHARE:
BASIC AND DILUTED                                 $0.02                 ($0.77)                  $0.02                   $0.12

(1) The June 30, 2001 quarter included results from the Rentrak Japan restructuring agreement. The agreement resulted in the recognition of $6.4 million in royalty revenue and a $5.6 million gain in other income during the quarter.
(2) The December 31, 2001 quarter included recovery of a specific allowance in the amount of $0.9 million, established in the June 30, 2001 quarter, for doubtful accounts related to a customer of the Company's subsidiary 3PF.Com, Inc. The quarter also included other income of $2.4 million related to the Rentrak Japan restructuring.
(3) The March 31, 2002 quarter included recognition of a $1.6 million gain from a litigation settlement with a prior customer, as well as recovery in the amount of $0.7 million of a specific allowance, established in the December 31, 2000 quarter, for doubtful accounts related to a customer of the Company's subsidiary 3PF.Com, Inc.
(4) The September 30, 2000 quarter included significant charges primarily related to accounts receivable write-offs, write-off of investments, costs associated with a proxy contest, and a severance payment to the Company's former chairman and chief executive officer.
(5) The December 31, 2000 quarter included a specific allowance for doubtful accounts in the amount of $0.9 million related to a customer of the Company's subsidiary 3PF.Com, Inc.
(6) The March 31, 2001 quarter included recognition of $1.6 million in revenue from a customer in exchange for cancellation of certain of the Company's rights.

                               RENTRAK CORPORATION
                        Valuation and Qualifying Accounts
                                   Schedule II

                                               Balance at                    Charged to                     Balance at
                                              Beginning of   Write Off and      Other         Recoveries      End of
 Year Ended:                                     Period        Expenses       Accounts       (Deductions)     Period
-------------------------------------------------------------------------------------------------------------------------

 Allowance for doubtful accounts

     March 31, 2000                               $ 355,241       6,341,030      -             (5,859,326)       836,945
     March 31, 2001                                 836,945       7,758,211      -             (6,505,081)     2,090,075
     March 31, 2002                               2,090,075     (1,546,300)      -                 542,368     1,086,143

 Advances to program suppliers reserve
     March 31, 2000                             $ 1,165,160         110,918      -                -            1,276,078
     March 31, 2001                               1,276,078          93,959      -                -            1,370,037
     March 31, 2002                               1,370,037       -              -                (25,717)     1,344,320

 Other Current Assets-
 Retailer Financing Program reserve
                                                                                (500,000)
     March 31, 2000                               $ 994,935       -                      1        -              494,935

     March 31, 2001                                 494,935         343,500      -                -              838,435

     March 31, 2002                                 838,435       -              -                -              838,435

 Other Assets-
 Retailer Financing Program reserve
                                                                              (4,615,665)
     March 31, 2000                             $ 8,580,753       1,245,157              2        (20,997)     5,189,248
     March 31, 2001                               5,189,248         581,715      -                (10,884)     5,760,079
     March 31, 2002                               5,760,079          50,000      -                (72,760)     5,737,319


 1 - Reclassified from Other Current Assets to Other Assets.
 2 - Eliminated against Other Assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 9, 2002, the Audit Committee of our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP. Arthur Andersen LLP's reports on our financial statements for the fiscal years ended March 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years ended March 31, 2001 and 2000, and during the subsequent interim periods through the date of dismissal, May 9, 2002, there have not been any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

Also, on May 9, 2002, based on the recommendation of the Audit Committee of our Board of Directors, we engage the firm of KPMG LLP to be our independent public accountants. We did not consult KPMG LLP at any time prior to May 9, 2002, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

We have been unable to obtain the consent of Arthur Andersen LLP, our former independent public accountants, as to the incorporation by reference of their report for our fiscal years ended March 31, 2001 and March 31, 2000, into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with the Annual Report on Form 10-K in reliance upon Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP's consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated therein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)   FINANCIAL STATEMENTS

                 The following documents are filed as part of the Report:

                          CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements of the Company are included in
                          Item 8 of this Report as follows:

                          Independent Auditor's Report

                          Report of Independent Public Accountants

                          Consolidated Balance Sheets as of March 31, 2002 and 2001

                          Consolidated Statements of Operations for the Years Ended March 31, 2002, 2001 and 2000

                          Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2002, 2001 and 2000

                          Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000

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

        (b) FORM 8-K REPORTS. During the fourth quarter of fiscal 2002, the Company filed no reports on Form 8-K.

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

        Date   June 28, 2002
               --------------------------------------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

        Principal Executive Officer and Director:
        By /S/ Paul A. Rosenbaum                               June 28, 2002
           ------------------------
             Paul A. Rosenbaum, Chairman and Chief
             Executive Officer and Director

        Principal Financial Officer:
        By /S/ Mark L. Thoenes                                 June 28, 2002
           --------------------------
             Mark L. Thoenes, Chief Financial Officer

        Majority of Directors:

        *By /S/ Cecil D. Andrus                                June 28, 2002
            ---------------------------
             Cecil D. Andrus, Director

        *By /S/ George H. Kuper                                June 28, 2002
            ------------------------
             George H. Kuper, Director

        *By /S/ Joon S. Moon                                   June 28, 2002
            --------------------------
             Joon S. Moon, Director

        *By /S/ James G. Petcoff                               June 28, 2002
            ------------------------
             James G. Petcoff, Director

        *By /S/ Stanford Stoddard                              June 28, 2002
            ------------------------
             Stanford Stoddard, Director

        *By /S/ Mark L. Thoenes                                June 28, 2002
            ------------------------
             Mark L. Thoenes, Attorney-in-Fact

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

     10.2* Amendment to 1986 Second Amended and Restated Stock Option Plan dated May 19, 2000. (5)

     10.3 Guarantee Agreement dated as of June 26, 1996, between Rentrak Corporation and BlowOut Entertainment, Inc. (6)

     10.4* Amended and Restated Employment Agreement with Marty Graham dated May 17, 1997. (7)

     10.5* Addendum to Employment Agreement with Marty Graham dated June 8, 2000. (8)

     10.6* Amendment to Employment Agreement with Marty Graham dated September 1, 2000. (9)

     10.7*       Employment Agreement with Michael Lightbourne dated
                 July 10, 1997. (10)

     10.8* Employment Agreement with Christopher Roberts dated October 27, 1997. (11)

     10.9* Addendum to Employment Agreement with Christopher Roberts dated June 8, 2000. (12)

     10.10* The 1997 Equity Participation Plan of Rentrak Corporation, as amended.

     10.11* Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan. (13)

     10.12* Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan. (14)

     10.13*      Employment Agreement with F. Kim Cox dated April 1, 1998. (15)

     10.14*      Promissory Note of Michael Lightbourne dated
                 August 30, 2000. (16)

     10.15*      Loan Agreement with Michael Lightbourne dated
                 August 30, 2000. (17)

     10.16* Stock Pledge Agreement with Michael Lightbourne dated August 30, 2000. (18)

     10.17 Loan and Security Agreement with Guaranty Business Credit Corporation dated May 26, 2000. (19)

     10.18 General Continuing Guarantee with Guaranty Business Credit Corporation dated May 26, 2000. (20)

     10.19*      Employment Agreement with Mark L. Thoenes dated
                 January 1, 2001. (21)

     10.20*      Employment Agreement with Timothy J. Erwin dated
                 January 1, 2001. (22)

     10.21*      Employment Agreement with Richard A. Nida dated
                 August 14, 1998, with Addendum dated June 8, 2000. (23)

     10.22 Rights Agreement dated as of May 18, 1995, between Rentrak Corporation and U.S. Stock Transfer Corporation. (24)

     10.23* Letter Agreement between Rentrak Corporation and Joon S. Moon entered into as of March 15, 2001. (25)

     10.24* Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (26)

     10.25* Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (27)

     10.26*      Employment Agreement with Amir Yazdani dated July 1, 2001. (28)

     10.27* Employment Agreement with Paul A. Rosenbaum dated October 1, 2001. (29)

     10.28*      Consulting Agreement with George H. Kuper dated April 24, 2001.

     10.29* The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (30)

     10.30* Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (31)

     10.31 Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation.

     21          List of Subsidiaries of Registrant.

     23          Consent of KPMG LLP.

     99          Description of Capital Stock of Rentrak Corporation. (30)

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

5.   Filed as Exhibit 10.30 to 2000 Form 10-K filed on June 29, 2000.

6.   Filed as Exhibit 2 to Form 8-K filed on December 9, 1996.

7.   Filed as Exhibit 10.1 to Form 10-Q filed on November 3, 1997.

8.   Filed as Exhibit 10.23 to 2000 Form 10-K filed on June 29, 2000.

9.   Filed as Exhibit 10.13 to 2001 Form 10-K filed on June 29, 2001.

10.  Filed as Exhibit 10.2 to Form 10-Q filed on November 3, 1997.

11.  Filed as Exhibit 10.3 to Form 10-Q filed on November 3, 1997.

12.  Filed as Exhibit 10.24 to 2000 Form 10-K filed on June 29, 2000.

13. Filed as Exhibit 10.14 to Amendment No. 1 to 2001 Form 10-K filed on August 14, 2001.

14. Filed as Exhibit 10.15 to Amendment No. 1 to 2001 Form 10-K filed on August 14, 2001.

15.  Filed as Exhibit 10.2 to Form 10-Q filed on November 6, 1998.

16.  Filed as Exhibit 10.17 to 2001 Form 10-K filed on June 29, 2001.

17.  Filed as Exhibit 10.18 to 2001 Form 10-K filed on June 29, 2001.

18.  Filed as Exhibit 10.19 to 2001 Form 10-K filed on June 29, 2001.

19.  Filed as Exhibit 10.27 to 2000 Form 10-K filed on June 29, 2000.

20.  Filed as Exhibit 10.28 to 2000 Form 10-K filed on June 29, 2000.

21.  Filed as Exhibit 10.25 to 2001 Form 10-K filed on June 29, 2001.

22.  Filed as Exhibit 10.26 to 2001 Form 10-K filed on June 29, 2001.

23.  Filed as Exhibit 10.27 to 2001 Form 10-K filed on June 29, 2001.

24.  Filed as Exhibit 4 to Form 8-K filed on June 5, 1995.

25.  Filed as Exhibit 10.29 to 2001 Form 10-K filed on June 29, 2001.

26.  Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.

27.  Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.

28.  Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2001.

29.  Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.

30.  Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.

31.  Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.

32.  Filed as Exhibit 99 to 2001 Form 10-K filed on June 29, 2001.