Form 10-Q
period 2002-06-30
RENTRAK CORP
filed 2002-08-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of July 31, 2002, the Registrant had 9,720,707 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002

         Consolidated Statements of Income for the three month periods ended June 30, 2002 and June 30, 2001

         Consolidated Statements of Cash Flows for the three month periods ended June 30, 2002 and June 30, 2001

         Notes to Consolidated Financial Statements

                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                           (UNAUDITED)
                                                                               June 30,                  March 31,
                                                                                 2002                       2002
                                                                        ---------------------------------------------
CURRENT ASSETS:

    Cash and cash equivalents                                                 $12,206,263                $12,028,684
    Accounts receivable, net of allowance for doubtful
       accounts of $1,070,013 and $1,086,143                                   11,500,419                 11,237,396
    Advances to program suppliers                                               1,551,518                  1,042,768
    Inventory                                                                     217,790                    575,792
    Income tax receivable                                                          77,725                     70,000
    Deferred tax asset                                                          2,194,744                  2,295,567
    Other current assets                                                        1,373,440                  3,084,665
    Current assets of discontinued operations                                   1,725,067                  2,180,360

                                                                        ---------------------------------------------
    Total current assets                                                       30,846,966                 32,515,232
                                                                        ---------------------------------------------

PROPERTY AND EQUIPMENT, net                                                     4,140,962                  3,879,819
DEFERRED TAX ASSET                                                              1,002,882                  1,002,882
OTHER ASSETS                                                                    1,102,257                  1,214,394

                                                                        ---------------------------------------------
          TOTAL ASSETS                                                      $  37,093,067              $  38,612,327
                                                                        =============================================

                          The accompanying notes are an
                       integral part of these consolidated
                                 balance sheets.

                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               (UNAUDITED)
                                                                                    June 30,                  March 31,
                                                                                     2002                      2002
                                                                          ---------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                          $  17,165,964             $  18,192,630
     Accrued liabilities                                                           1,097,643                   549,277
     Accrued compensation                                                          1,011,191                 1,338,748
     Deferred revenue                                                                284,330                   379,106
     Current liabilities of discontinued operations                                  263,998                   379,298

                                                                          ---------------------------------------------
          Total current liabilities                                               19,823,126                20,839,059
                                                                          ---------------------------------------------

LONG-TERM LIABILITIES:
     Lease obligations and customer deposits                                         335,497                   495,586
                                                                          ---------------------------------------------
          Total long-term liabilities                                                335,497                   495,586
                                                                          ---------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;

        Authorized:  10,000,000 shares                                                     -                         -
     Common stock,  $.001 par value;
        Authorized:  30,000,000 shares
         Issued and outstanding: 9,789,940 shares
         at June 30, 2002 and 9,866,283 at
         March 31, 2002                                                                9,790                     9,866
     Capital in excess of par value                                               41,207,336                41,730,216
     Notes receivable                                                              (377,565)                 (377,565)
     Cumulative other comprehensive income                                           180,667                   180,453
     Accumulated deficit                                                        (23,745,784)              (23,910,288)
     Less - Deferred charge - warrants                                             (340,000)                 (355,000)
                                                                          ---------------------------------------------
                                                                                  16,934,444                17,277,682
                                                                          ---------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  37,093,067             $  38,612,327
                                                                          =============================================



                          The accompanying notes are an
                       integral part of these consolidated
                                 balance sheets.

                               RENTRAK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                           (UNAUDITED)
                                                                                  Three Months Ended June 30,
                                                                                2002                      2001
                                                                        ------------------------------------------
REVENUES:
   PPT                                                                   $   17,866,110            $   16,257,716
   Other                                                                      4,561,331                10,819,162
                                                                        ------------------------------------------
                                                                             22,427,441                27,076,878
                                                                        ------------------------------------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                                             18,289,619                16,514,712

   Selling, general, and administrative                                       4,000,448                 7,730,117

   Net gain from litigation settlement                                        (361,847)                         -

                                                                        ------------------------------------------
                                                                             21,928,220                24,244,829
                                                                        ------------------------------------------
INCOME FROM OPERATIONS
                                                                                499,221                 2,832,049
                                                                        ------------------------------------------
OTHER INCOME (EXPENSE):

   Interest income                                                                    -                    77,091

   Interest expense                                                                   -                   (8,976)

  Other                                                                               -                 5,350,737
                                                                        ------------------------------------------

                                                                                      -                 5,418,852
                                                                        ------------------------------------------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX

   PROVISION                                                                    499,221                 8,250,901


INCOME TAX PROVISION                                                            189,704                 3,217,851
                                                                        ------------------------------------------
INCOME FROM CONTINUING

    OPERATIONS                                                                  309,517                 5,033,050
LOSS FROM DISCONTINUED

    OPERATIONS, net of tax benefits of $88,881 and $216,186                    (145,014)                 (338,137)
                                                                        ------------------------------------------
NET INCOME                                                               $      164,503            $    4,694,913
                                                                        ==========================================
EARNINGS PER SHARE:
    Basic:
       Continuing operations                                             $         0.03            $         0.45

       Discontinued operations                                           $        (0.01)           $        (0.03)
                                                                        ------------------------------------------
           Total                                                         $         0.02            $         0.42
                                                                        ==========================================
    Diluted:
       Continuing operations                                             $         0.03            $         0.45
       Discontinued operations                                           $        (0.01)           $        (0.03)
                                                                        ------------------------------------------
           Total                                                         $         0.02            $         0.42

                                                                        ==========================================


                     The accompanying notes are an integral
                     part of these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              (UNAUDITED)
                                                                                       Three Months Ended June 30,
                                                                             ----------------------------------------
                                                                                        2002                 2001
                                                                             ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                         $  164,503          $ 4,694,913
  Adjustments to reconcile income to net cash
      provided by (used in) operating activities

  Loss from discontinued operations                                                     145,014              338,137
  Gain on disposition of assets                                                               -          (5,247,812)
  Depreciation and amortization                                                         470,950              235,523
  Amortization of warrants                                                               15,000               15,000
  Provision (recovery) for doubtful accounts and other assets                         (170,000)            1,088,444
  Reserves on advances to program suppliers                                             459,683              191,204
  Deferred income taxes                                                                 100,823            3,001,666
  Change in specific accounts:
      Accounts receivable                                                              (93,023)            (406,703)
      Advances to program suppliers                                                   (968,433)            (638,422)
      Inventory                                                                         358,002               52,129
      Income tax receivable                                                             (7,725)             (12,906)
      Other current assets                                                            1,711,225             (37,488)
      Accounts payable                                                              (1,026,666)            (381,775)
      Accrued liabilities & compensation                                               (18,265)              463,403
      Deferred revenue and other liabilities                                          (254,651)            (963,858)
                                                                             ----------------------------------------

           Net cash provided by operations                                              886,437            2,391,455
                                                                             ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (619,956)            (513,414)

  Proceeds from sale of investments in Rentrak Japan                                          -            1,710,237

  Additions of other assets and intangibles                                                   -               39,592
                                                                             ----------------------------------------

        Net cash provided (used in) investing activities                              (619,956)            1,236,415
                                                                             ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments under line of credit                                                               -          (1,917,705)
  Repurchases of common stock                                                         (810,001)            (439,070)
  Issuance of common stock                                                              526,119              171,000

  Issuance of common stock to non-employees                                                   -               14,000
                                                                             ----------------------------------------

        Net cash used in financing activities                                         (283,882)          (2,171,775)
                                                                             ----------------------------------------



NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                      (17,401)            1,456,095

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                            194,980              590,585

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               177,579            2,046,680
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                          12,028,684            3,322,917
                                                                             ----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $12,206,263          $ 5,369,597
                                                                             ========================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Interest                                                                       $      -           $   27,329
        Income taxes paid, net of refunds received                                       12,236               12,906
  NON-CASH TRANSACTIONS
         Change in unrealized gain (loss) on investment
              securities, net of tax                                                          -                  858
          Exchange of investment in Rentrak Japan for
               Rentrak common stock                                                           -            3,890,500
         Payable created for the purchase of common stock                               239,074                    -




                          The accompanying notes are an
                       integral part of these consolidated
                                   statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The Condensed Consolidated Financial
Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2002 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

The Condensed Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all inter-company accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for by the equity method.

During the three-month period ended June 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). The Company expects that adoption of SFAS 146 will not have a material impact on the Company's financial condition or results of operations.

NOTE B:    Net Income Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants.

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three month periods ended June 30, 2002 and 2001 were as follows:



                                                      3-Months Ended                            3-Months Ended
                                                       June 30, 2002                             June 30, 2001
                                            ------------------------------------      ------------------------------------
                                                  Basic            Diluted                  Basic            Diluted
                                                  -----            -------                  -----            -------
Weighted average number of shares of common
stock outstanding used to compute basic
earnings (loss) per common share                 9,886,817         9,886,817              11,215,706        11,215,706

Dilutive effect of exercise of stock
options                                                 -            420,803                       -            48,109
                                            ------------------------------------      ------------------------------------

Weighted average number of shares of
common stock used to compute diluted
earnings (loss) per common share
outstanding and common stock equivalents         9,886,817        10,307,620              11,215,706        11,263,815
                                            ====================================      ====================================

Net income (loss) used in basic and
diluted earnings (loss) per common share:
          Continuing operations              $     309,518     $     309,518           $   5,033,050     $   5,033,050
          Discontinued operations                 (145,014)         (145,014)               (338,137)         (338,137)
                                            ------------------------------------      ------------------------------------

Net income                                   $     164,504     $     164,504           $   4,694,913     $   4,694,913
                                            ====================================      ====================================

Earnings (loss) per common share:
          Continuing operations              $        0.03     $        0.03           $        0.45     $        0.45

          Discontinued operations                    (0.01)            (0.01)                  (0.03)            (0.03)
                                            ------------------------------------      ------------------------------------

Earnings loss per common share               $        0.02     $        0.02           $        0.42     $        0.42
                                            ====================================      ====================================



Options and warrants to purchase approximately 1,300,000 and 2,700,000 shares of common stock for the three month periods ended June 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares.

NOTE C:     Business Segments, Significant Suppliers and Major Customer

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. ("3PF") and Other. The PPT business segment includes the following business activities: the PPT System whereby under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes and digital videodiscs ("DVD's"') from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers; data tracking and reporting services provided by the Company to Studios; and internet services provided by formovies.com, Inc., a subsidiary. 3PF is a subsidiary of the Company which provides order processing, fulfillment and inventory management services to Internet retailers and wholesalers and to other businesses requiring just-in-time fulfillment. Other includes amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan. The Other segment formerly included BlowOut Video, Inc., (BlowOut Video) a video retailer, which the Company elected to discontinue during the three-month period ended June 30, 2002 (See Note D).

Business Segments

Following are the revenues, income (loss) from continuing operations, and identifiable assets of the Company's continuing business segments for the periods indicated (unaudited):



                                                           Three Months Ended      Three Months Ended
                                                              June 30, 2002           June 30, 2001
                                                     ------------------------------------------------
NET SALES: (1)
     PPT                                                         $18,840,978             $16,759,139
     3PF.COM, Inc. (2)                                             4,069,910               4,772,482
     OTHER                                                           257,853               6,794,699
                                                     ------------------------------------------------
                                                                 $23,168,741             $28,326,320
                                                     ================================================
INCOME (LOSS) FROM CONTINUING
  OPERATIONS: (1)
     PPT                                                          $1,287,497                $448,376
     3PF.COM, Inc. (2)                                             (795,401)             (3,148,396)
     OTHER                                                             7,125               5,532,069
                                                     ------------------------------------------------
                                                                    $499,221              $2,832,049
                                                     ================================================
IDENTIFIABLE ASSETS: (1)

     PPT                                                         $40,970,227             $38,011,718
     3PF.COM, Inc.                                                 6,851,959               9,446,508
     OTHER                                                            20,856                  23,666
                                                     ------------------------------------------------
                                                                 $47,843,042             $47,481,892
                                                     ================================================


(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF's revenues related to the shipment of cassettes to PPT customers was $563,049 and $773,813 for the three-month periods ended
         June 30, 2002 and 2001, respectively.

The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation and MGM Home Entertainment, a subsidiary of the Metro Goldman Meyer Company. For the three-month period ended June 30, 2002, the Company had two program suppliers whose product generated 17 percent, a third that generated 14 percent, and a fourth that generated 11 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three-month period ended June 30, 2002. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended June 30, 2002.

For the three-month period ended June 30, 2001, the Company had one program supplier whose product generated 15 percent, a second that generated 14 percent, and a third that generated 11 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three-month period ended June 30, 2001. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended June 30, 2001.

NOTE D:  Discontinued Operations

Management has been analyzing the business of BlowOut Video, the Company's retail subsidiary. Currently BlowOut Video has three stores operating in Ohio, Pennsylvania and New York. Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video have not met the expectations of management. As a result, during the three months ended June 30, 2002, management initiated a plan to discontinue the operations of BlowOut Video. The plan calls for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party.

BlowOut Video generated revenues of $1.0 million and a net loss of $145,014, or $0.01 per share, in the three-month period ended June 30, 2002, of fiscal 2003, compared with revenues of $1.9 million and a net loss of $338,137, or $0.03 per share, during the three-month period ended June 30, 2001, during which it operated seven stores.

NOTE E:  Related Party Transactions

On June 16, 2000, the Company loaned a total of $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 301,518 shares of stock and corresponding loan in the amount of $1,468,250. At various times during the three month period ended September 30, 2000, the Company loaned an additional $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. During the three month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 50,535 shares of stock and corresponding loan in the amount of $244,940. During fiscal 2002, a former officer of the Company, who was loaned a total of $7,350,621 during the period from June through September 2000 to purchase 1,495,750 shares of stock upon exercise of his employee stock options, terminated his agreements with the Company. Accordingly, the common stock and related notes receivable covered by the terminated agreements noted above have been reversed in non-cash transactions.

The loans bear interest at the federal funds rate in effect on the date of the loan (6.5 percent) and interest is payable annually. The Company is not accruing interest on the remaining loans. The principal amount of the loans is due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak, (2) one year after the borrower leaves Rentrak's employment unless such departure follows a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans are secured by the stock purchased. The loans are without recourse (except as to the stock securing the loans) as to principal and are with full recourse against the borrower as to interest. In accordance with generally accepted accounting principles, the notes receivable arising from these transactions are presented as deductions from stockholders' equity.

Note F:  Rentrak Japan Agreement

Effective April 2, 2001, the Company entered into an agreement with Rentrak Japan amending a former agreement. As a result of the amended agreement, the Company granted Rentrak Japan PPT operating rights in Japan, the Philippines, Singapore, Taiwan, Hong Kong, the Republic of Korea, the Democratic People's Republic of Korea, the People's Republic of China, Thailand, Indonesia, Malaysia, and Vietnam. In addition, the royalty agreement was terminated. Finally, all intellectual property rights and trademarks of the PPT system were agreed to be usable by Rentrak Japan.

Consideration for the above items included a cash payment from Rentrak Japan to the Company of approximately $5.7 million, forfeiture by Rentrak Japan of any right of return of the 1999 prepaid royalty of $0.7 million, and forgiveness by Rentrak Japan of approximately $0.6 million of liabilities due to Rentrak Japan from the Company. Of these amounts, $6.4 million was recorded as revenue consistent with the historical treatment of royalty payments. The remaining $0.6 million was recorded as a gain and is included in other income in the accompanying consolidated statement of operations.

In April and October 2001, the Company sold all of its 5.6 percent interest in Rentrak Japan. In conjunction with the above agreements, the Company and Rentrak Japan entered into stock purchase commitments to purchase stock as described below.

The Company sold 300,000 shares of Rentrak Japan stock to a sister company of Rentrak Japan on April 2, 2001, and its remaining 180,000 shares of Rentrak Japan stock on October 2, 2001 to the sister company. Total proceeds from the stock sales approximated $6.4 million. The resulting gain of $6.4 million related to the sale of this stock is included in other income in the accompanying consolidated statement of operations. Finally, Rentrak Japan purchased 17,000 shares of 3PF common stock on April 27, 2001 for $1.0 million.

In return, Rentrak Japan sold 1,004,000 shares of the Company's common stock back to the Company on April 2, 2001 for approximately $3.9 million.

Based upon the results of the transactions noted above occurring in the year ended March 31, 2002, the Company has no further obligations to, or ownership in, Rentrak Japan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain  information  included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international, competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology, and the continued availability of prerecorded videocassettes ("Cassettes") and digital videodiscs ("DVD's") from program suppliers. Such factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Results of Operations

Continuing   Operations  -  Domestic  PPT   Operations   and  Other   Continuing
--------------------------------------------------------------------------------
Subsidiaries
------------

For the three-month period ended June 30, 2002, total revenue decreased $4.7 million, or 17 percent, to $22.4 million from $27.1 million for the three-month period ended June 30, 2001. Total revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes and DVD's ("Units") are ordered by and distributed to retailers; transaction fees generated when retailers rent Units to consumers; sell-through fees generated when retailers sell Units to consumers; communication fees when retailers' point-of-sale systems are connected to the Company's information system; and buy out fees generated when retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to studios, as well as charges for internet services provided by the Company's subsidiary formovies.com, Inc. In addition, total revenue includes charges to customers of the Company's subsidiary 3PF.COM, Inc. ("3PF"), which provides order processing, fulfillment and inventory management services to Internet retailers and wholesalers and other businesses requiring just-in-time fulfillment, and other revenues which include royalty payments primarily from Rentrak Japan (See Note F.).

The decrease in total revenues for the three-month period ended June 30, 2002 is primarily due to the recognition of $6.4 million in revenue related to an agreement between the Company and Rentrak Japan (See Note F.) during the three-month period ended June 30, 2001, as well as a decrease in revenue of $0.7 related to 3PF services. The decrease in 3PF revenues is primarily due to a loss of a key customer during the three month period ended June 30, 2001. These decreases in revenue were partially offset by an increase in revenue from the PPT business segment. PPT business segment revenues for the three-month period ended June 30, 2002 increased to $18.8 million from $16.8 million for the three-month period ended June 30, 2001, an increase of $2.0 million, or 12 percent. This increase is primarily due to an increase in the total number of Cassettes leased under the PPT System partially offset by fewer rental transactions on a per tape basis.

Cost of sales for the three-month period ended June 30, 2002 increased to $18.3 million from $16.5 million for the three-month period ended June 30, 2001, an increase of $1.8 million, or 11 percent. This increase is primarily attributable to the $2.0 million increase in PPT business segment revenues as noted above. Cost of sales as a percent of total revenues, excluding the $6.4 million in revenue related to the Rentrak Japan business restructuring (see Note F) was 82% for the three-month period ended June 30, 2002 compared to 80% for the three-month period ended June 30, 2001; and (5) the implementation of better cost controls across 3PF's organization.

Selling, general and administrative expenses were $4.0 million for the three-month period ended June 30, 2002, compared to $7.7 million for the three-month period ended June 30, 2001, a decrease of $3.7 million, or 48 percent. The decrease in selling, general and administrative expenses is primarily due to the June 30, 2001 period including: (1) a $0.9 million reserve established for a 3PF customer trade account deemed uncollectible due to a Chapter 11 bankruptcy filing by the customer in May 2001; (2) recognition of $0.8 million in expense related to the closure of the 3PF administrative offices in Skokie, Illinois in April 2001; (3) recognition of $0.2 million in commission expense related to the Rentrak Japan restructuring; (4) the recognition of $0.5 million in expense for a bonus accrual related to the pre-tax financial results for the three-month period ended June 30, 2001; and (5) the implementation of better cost controls across 3PF's organization.

Operating  income from continuing  operations for the  three-month  period ended
June 30, 2002 was $0.5 million. This compares to an operating loss of $2.9 million for the three-month period ended June 30, 2001, excluding the effect of the $6.4 million in revenue noted above and the selling, general and administrative expenses associated with this agreement. The improvement for the 2002 period was primarily due to improved PPT revenues and decreased selling, general and administrative expenses at 3PF as noted above.

Other income (expense) decreased from income of approximately $5.4 million for the three-month period ended June 30, 2001 to $0 for the three-month period ended June 30, 2002, primarily due to the recognition of $5.6 million in other income during the 2001 period related to the business restructuring agreement between the Company and Rentrak Japan (See Note F.).

The effective tax rate during the three-month period ended June 30, 2002 was 38% compared to 39% during the three-month period ended June 30, 2001.

As a result, for the three-month period ended June 30, 2002, the Company recorded net income from continuing operations of $0.3 million, or 1 percent of total revenue, compared to income from continuing operations of $5.0 million, or 18 percent of total revenue, in the three-month period ended June 30, 2001. The decrease in net income from continuing operations is attributable to the business restructuring between the Company and Rentrak Japan during the three-month period ended June 30, 2001 (See Note F) partially offset by the improved PPT revenues and decreased selling, general and administrative, expenses noted above.

Discontinued Operations
-----------------------

As discussed in Note D, during the three-month period ended June 30, 2002, the Company elected to discontinue operations of its retail subsidiary BlowOut Video, Inc. Total revenue from BlowOut decreased $0.9 million from $1.9 million for the three month period ended June 30, 2001, to $1.0 million for the three month period ended June 30, 2002. Cost of sales from BlowOut decreased $0.7 million from $1.5 million for the three month period ended June 30, 2001, to $0.8 million for the three month period ended June 30, 2002. Selling, general and administrative, from BlowOut decreased $0.4 million from $0.9 million for the three month period ended June 30, 2001, to $0.5 million for the three month period ended June 30, 2002. The revenue, cost of sales, and selling, general and administrative expenses, decreases are primarily due to the closure of four of a total of seven stores in fiscal 2002.

Net loss from BlowOut decreased $0.2 million from $0.3 million for the three month period ended June 30, 2001, to $0.1 million for the three month period ended June 30, 2002.

Financial Condition
-------------------

At June 30, 2002, total assets were $37.1 million, a decrease of $1.5 million from $38.6 million at March 31, 2002. As of June 30, 2002, cash increased $0.2 million to $12.2 million from $12.0 million at March 31, 2002 (see the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements). Accounts receivable increased $0.3 million from $11.2 million at March 31, 2002 to $11.5 million at June 30, 2002. At June 30, 2002, Advances to program suppliers were $1.6 million, an increase of $.6 million from $1.0 million at March 31, 2002, primarily due to the timing of release dates for certain titles. At June 30, 2002, Other current assets were $1.4 million, a decrease of $1.7 million from $3.1 million at March 31, 2002, primarily due to the cash receipt, during May 2002, of the Reel.com settlement which occurred in

March 2002. Current assets of discontinued operations decreased $0.5 million from $2.2 million at March 31, 2002 to $1.7 million at June 30, 2002.

At June 30, 2002, total liabilities were $20.2 million, a decrease of $1.1 million from $21.3 million at March 31, 2002. Accounts payable decreased $1.0 million from $18.2 million at March 31, 2002 to $17.2 million at June 30, 2002 primarily due to the timing of studio and other vendor payments. Accrued liabilities increased $0.6 million from $0.5 million at March 31, 2002, to $1.1 million at June 30, 2002, primarily due to the receipt of a $0.2 million deposit from a 3PF client and obligations related to the repurchase of the Company's stock. Accrued compensation decreased $0.3 million from $1.3 million at March 31, 2002 to $1.0 million at June 30, 2002 in part due to the payout of a portion of the bonus accrual related to the pre-tax financial results for the fiscal year ended March 31, 2002. Net current liabilities of discontinued operations decreased $0.1 million from $0.4 million at March 31, 2002 to $0.3 million at June 30, 2002.

Accordingly, at June 30, 2002, total stockholders' equity was $16.9 million, a decrease of $0.4 million from the $17.3 million at March 31, 2002. Common stock and capital in excess of par value decreased, on a combined basis, $0.5 million from $41.7 million at March 31, 2002 to $41.2 million at June 30, 2002 primarily due to the repurchase of stock under the Company's stock repurchase program. Accumulated deficit decreased $0.2 million from $23.9 million at March 31, 2002 to $23.7 million at June 30, 2002 due to net income from the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash of $12.2 million compared to $12.0 million at March 31, 2002. The Company's current ratio (current assets/current liabilities) was 1.56 at March 31, 2002 and June 30, 2002.

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and expires in May 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2 percent. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $16 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending September 30, 2002; and (4) achievement of specific current and leverage financial ratios. Based upon the financial results reported as of June 30, 2002 and for the three month period then ended, the Company has determined it is in compliance with all financial covenants as of June 30, 2002. At June 30, 2002 and August 14, 2002, the Company had no outstanding borrowings under this agreement.

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

On March 22, 1999 BlowOut Entertainment, Inc. ("BlowOut"), a former subsidiary of the Company, filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. In 1996, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As March 31, 2002 there was no remaining liability related to these discontinued operations. The payments, as made, were recorded as a reduction of "net current liabilities of discontinued operations" on the Company's balance sheet.

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. Based on the Company's current budget and projected cash needs, the Company believes that its available sources of liquidity will be sufficient to fund the Company's operations and other cash requirements for the fiscal year ending March 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company considers as its most critical accounting policies those that require the use of estimates and assumptions, specifically, accounts receivable reserves and studio guarantee reserves. In developing these estimates and assumptions, the Company takes into consideration historical experience, current and expected economic conditions and other relevant data. Please refer to the Notes to the 2002 Consolidated Financial Statements for a full discussion of the Company's accounting policies.

Allowance for Doubtful Accounts
-------------------------------

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

Studio Reserves
---------------

The Company has entered into guarantee contracts with certain program suppliers providing titles for distribution under the PPT system. These contracts guarantee the suppliers minimum payments. The Company, using historical experience and year to date rental experience for each title, estimates the projected revenue to be generated under each guarantee. The Company establishes reserves for titles that are projected to experience a shortage under the provisions of the guarantee. The Company continually reviews these factors and makes adjustments to the reserves as needed. Actual results could materially differ from these estimates and could have a material effect on the recorded studio reserves.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at June 30, 2002. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time a party to legal proceedings and claims that arise in the ordinary course of its business, including, without limitation, collection matters with respect to customers. In the opinion of management, the amount of any ultimate liability with respect to these types of actions is not expected to materially affect the financial position or results of operations of the Company as a whole.

Item 2.  Changes in Securities and Use of Proceeds

During the three-month period ended June 30, 2002, the Company issued a warrant to Wedbush Morgan Securities, Inc., to purchase 30,000 shares of the Company's common stock at a purchase price of $7.50 per share in exchange for a cash payment of $30.00 and as partial consideration for financial advisory services in connection with various strategic opportunities or financing transactions that may be available to the Company. The warrant, which will expire on May 16, 2009, was issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

A report on Form 8-K was filed on May 16, 2002, reporting under Item 4 a change in the Company's independent public accountants from Arthur Andersen LLP to KPMG LLP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of August, 2002

                                         RENTRAK CORPORATION


                                         By: /s/ Mark L. Thoenes
                                         --------------------------------------
                                         Mark L. Thoenes
                                         Chief Financial Officer
                                         Signing on behalf of the registrant

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rentrak Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul A. Rosenbaum, Director, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul A. Rosenbaum
------------------------------
Paul A. Rosenbaum
Director, Chairman and Chief Executive Officer
Rentrak Corporation
August 14, 2002



In connection with the Quarterly Report of Rentrak Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Thoenes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark L. Thoenes
--------------------------------
Mark L. Thoenes
Chief Financial Officer
Rentrak Corporation
August 14, 2002