Form 10-Q
period 2002-09-30
RENTRAK CORP
filed 2002-11-13
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the Transition Period from    to


                         Commission file number: 0-15159

                               RENTRAK CORPORATION
             (Exact name of registrant as specified in its charter)


OREGON                                                     93-0780536
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             (Identification no.)

7700 NE Ambassador Place, Portland, Oregon                 97220
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (503) 284-7581


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of October 31, 2002, the Registrant had 9,521,416 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION                                          Page #


Item 1   Financial Statements

          Consolidated Balance Sheets as of September 30, 2002
          and March 31, 2002                                                3

          Consolidated Statements of Income for the three-month
          periods ended  September 30, 2002 and September 30, 2001          5

          Consolidated Statements of Income for the six-month
          periods ended September 30, 2002 and September 30, 2001           6

          Consolidated Statements of Cash Flows for the six-month
          period ended  September 30, 2002 and September 30, 2001           7

          Notes to Consolidated Financial Statements                        9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Result of Operations                               17

Item 3    Quantitative and Qualitative Disclosures About Market Risk       24

Item 4    Controls and Procedures                                          24


Part II   OTHER INFORMATION


Item 1    Legal Proceedings                                                25

Item 2    Changes in Securities and Use of Proceeds                        25

Item 6    Exhibits Index                                                   26

Signatures                                                                 27

Certifications                                                             28

                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                            (UNAUDITED)
                                                                           September 30,              March 31,
                                                                               2002                     2002
                                                                ---------------------------------------------------
CURRENT ASSETS:

    Cash and cash equivalents                                              $   11,115,210           $   12,028,684
    Accounts receivable, net of allowance for doubtful
       accounts of $1,059,223 and $1,086,143                                    9,748,975               11,237,396
    Advances to program suppliers                                               1,938,570                1,042,768
    Inventory                                                                     311,641                  575,792
    Income tax receivable                                                         116,428                   70,000
    Deferred tax asset                                                          2,201,470                2,295,567
    Other current assets                                                        1,677,753                3,084,665
    Current assets of discontinued operations                                   1,126,924                2,180,360
                                                                ---------------------------------------------------
    Total current assets                                                       28,236,971               32,515,232
                                                                ---------------------------------------------------

PROPERTY AND EQUIPMENT, net                                                     2,947,175                3,879,819
DEFERRED TAX ASSET                                                              1,002,882                1,002,882
OTHER ASSETS                                                                    1,959,533                1,214,394

                                                                ---------------------------------------------------
          TOTAL ASSETS                                                     $   34,146,561           $   38,612,327
                                                                ===================================================

                     The accompanying notes are an integral
                     part of these consolidated statements.


                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          (UNAUDITED)
                                                                         September 30,             March 31,
                                                                             2002                    2002
                                                               ------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                    $   15,716,260         $   18,192,630
     Accrued liabilities                                                        290,925                549,277
     Accrued compensation                                                       873,999              1,338,748
     Deferred revenue                                                           189,554                379,106
     Current liabilities of discontinued operations                             309,240                379,298
                                                               ------------------------------------------------
          Total current liabilities                                          17,379,978             20,839,059
                                                               ------------------------------------------------
LONG-TERM LIABILITIES:

     Lease obligations and customer deposits                                    606,166                495,586
                                                               ------------------------------------------------
          Total long-term liabilities                                           606,166                495,586
                                                               ------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
       Authorized:  10,000,000 shares                                                 -                      -
       Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 9,538,186 shares
         at September 30, 2002 and 9,866,283 at
         March 31, 2002                                                           9,538                  9,866
     Capital in excess of par value                                          40,144,040             41,730,216
     Notes receivable                                                                 -              (377,565)
     Cumulative other comprehensive income (loss)                               180,725                180,453
     Accumulated deficit                                                   (23,848,886)           (23,910,288)
     Less - Deferred charge - warrants                                        (325,000)              (355,000)
                                                               ------------------------------------------------
           Total stockholders'equity                                         16,160,417             17,277,682
                                                               ------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   34,146,561         $   38,612,327
                                                               ================================================



                                    The accompanying notes are an integral part of these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     (UNAUDITED)
                                                          Three Months Ended, September 30,
                                                              2002                 2001
                                               --------------------------------------------
REVENUES:
   PPT                                                    $  17,976,338     $   19,252,975
   Other                                                      2,798,144          2,793,364
                                               --------------------------------------------
                                                             20,774,482         22,046,339
                                               --------------------------------------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                             17,010,953         17,439,666
   Selling, general, and administrative                       3,555,807          3,790,366
                                               --------------------------------------------

                                                             20,566,760         21,230,032
                                               --------------------------------------------

INCOME FROM OPERATIONS                                          207,722            816,307
                                               --------------------------------------------
OTHER INCOME (EXPENSE):
   Interest income                                               71,500            112,872
                                               -------------------------------------------

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION                                                    279,222            929,179
INCOME TAX PROVISION                                            106,107            362,379
                                               --------------------------------------------
INCOME FROM CONTINUING
    OPERATIONS                                                  173,115            566,800
LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $169,293 AND $107,847                                  (276,216)          (168,686)
                                               --------------------------------------------
NET INCOME(LOSS)                                          $    (103,101)    $      398,114
                                               ============================================
EARNINGS PER SHARE:
    Basic:
       Continuing operations                              $        0.02     $         0.05
       Discontinued operations                            $      (0.03)     $       (0.01)
                                               --------------------------------------------
           Total                                          $      (0.01)     $         0.04
                                               ============================================
    Diluted:
       Continuing operations                              $        0.02     $         0.05
       Discontinued operations                            $      (0.03)     $       (0.01)
                                               --------------------------------------------
           Total                                          $      (0.01)               0.04
                                               ============================================

              The accompanying notes are an integral part of these
                            consolidated statements.

                               RENTRAK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                    (UNAUDITED)
                                                  Six Months Ended             Six Months Ended
                                                 September 30, 2002           September 30, 2001
                                             ----------------------------------------------------
REVENUES:
   PPT                                           $    35,842,448                $     35,510,691
   Other                                               7,359,475                      13,612,526
                                             ----------------------------------------------------
                                                      43,201,923                      49,123,217
                                             ----------------------------------------------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                      35,300,572                      33,954,378
   Selling, general, and administrative                7,556,255                      11,520,483
   Net gain from litigation settlement                 (361,847)                               -
                                             ----------------------------------------------------
                                                      42,494,980                      45,474,861
                                             ----------------------------------------------------
INCOME FROM OPERATIONS                                   706,943                       3,648,356
                                             ----------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest income                                        71,500                         189,963
   Interest expense                                            -                         (8,976)
   Other                                                       -                       5,350,737
                                            ----------------------------------------------------
                                                          71,500                       5,531,724
                                             ----------------------------------------------------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION                                             778,443                       9,180,080
INCOME TAX PROVISION                                     295,811                       3,580,230
                                             ----------------------------------------------------
INCOME FROM CONTINUING
    OPERATIONS                                           482,632                       5,599,850

LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $258,174 AND $324,033                           (421,230)                       (506,823)
                                             ----------------------------------------------------

NET INCOME                                       $        61,402                $      5,093,027
                                             ====================================================

EARNINGS (LOSS) PER SHARE:
    Basic:
       Continuing operations                     $          0.05                $           0.50
       Discontinued operations                   $        (0.04)                $         (0.04)
                                             ----------------------------------------------------
           Total                                 $          0.01                $           0.46
                                             ====================================================
    Diluted:
       Continuing operations                     $          0.05                $           0.50
       Discontinued operations                   $        (0.04)                $         (0.04)
                                             ----------------------------------------------------
           Total                                 $          0.01                $           0.46
                                             ====================================================



                 The accompanying notes are an integral part of
                         these consolidated statements.

                                                    RENTRAK CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         (UNAUDITED)
                                                                               Six Months Ended September 30,
                                                                    -----------------------------------------------
                                                                               2002                       2001
                                                                    -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $      61,402              $    5,093,027
  Adjustments to reconcile income to net cash
      provided by operating activities
  Loss on discontinued operations                                              421,230                     506,823
  Compensation expense related to stock repurchase                             342,625                           -
  Gain on disposition of assets                                                      -                 (5,546,915)
  Depreciation and amortization                                                562,253                     623,603
  Amortization of warrants                                                      30,000                      30,000
  Provision (recovery) for doubtful accounts and other assets                (570,000)                     883,239
  Reserves on advances to program suppliers                                    697,007                     437,395
  Deferred income taxes                                                         94,097                   3,221,574
  Change in specific accounts:
      Accounts receivable                                                    2,058,421                   (321,613)
      Advances to program suppliers                                        (1,592,809)                 (1,260,843)
      Inventory                                                                264,151                     364,775
      Income tax receivable                                                   (46,428)                     (9,776)
      Other current assets                                                   1,631,912                   (530,829)
      Accounts payable                                                     (2,476,370)                   (639,877)
      Accrued liabilities & compensation                                     (723,101)                    (21,409)
      Deferred revenue and other liabilities                                  (78,700)                 (1,187,393)
                                                                    -----------------------------------------------
           Net cash provided by operations                                     675,690                   1,641,781
                                                                    -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (402,842)                   (935,963)
  Proceeds from sale of investments in Rentrak Japan                                 -                   1,714,614
  Reductions in (additions to) of other assets and intangibles               (196,906)                     541,970
                                                                    -----------------------------------------------
        Net cash provided by (used in) investing activities                  (599,748)                   1,320,621
                                                                    -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit                                     -                 (1,917,705)
  Repurchases of common stock                                              (1,799,970)                   (469,545)
  Issuance of common stock                                                     248,406                     163,547
  Issuance of common stock to non-employees                                          -                     150,560
                                                                    -----------------------------------------------
        Net cash used in financing activities                              (1,551,564)                 (2,073,143)
                                                                    -----------------------------------------------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                       (1,475,622)                     889,259
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                   562,148                      67,867
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (913,474)                     957,126
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                 12,028,684                   3,322,917
                                                                    -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     11,115,210           $       4,280,043
                                                                    ===============================================




SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

        Cash paid during the period for -
        Interest                                                                  $           -              $       28,929
        Income taxes paid, net of refunds received                                       61,059                      58,025
  NON-CASH TRANSACTIONS
         Change in unrealized gain (loss) on investment
              securities, net of tax                                                    -                               858
          Exchange of investment in Rentrak Japan for
               Rentrak common stock                                                     -                         3,890,500

         Forgiveness of note receivable in exchange for stock                         (377,565)                 (7,350,624)
         Disposal of property and equipment through finance
         lease                                                                          900,000                          -




                     The accompanying notes are an integral
                     part of these consolidated statements.

RENTRAK CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of RENTRAK CORPORATION (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month and six-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2002 Annual Report to Shareholders.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143. "Accounting for Obligations Associated with Retirement of Long-Lived Assets." SFAS No. 143 requires the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life and is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of adopting SFAS No. 143 on its consolidated financial position, but does not believe SFAS No. 143 will have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that a liability for all costs be recognized when the liability is incurred with exit or disposal activities as opposed to when the entity commits to an exit plan under EITF No 93-4, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement will be applied prospectively to activities exited from or disposed of initiated after December 31, 2002.

NOTE B: Net Income Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants.

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three-month and six-month periods ended September 30, 2002 and 2001 were as follows:


Note B:  Net Income Per Share


                                                        3-Months Ended                       6-Months Ended
                                                     September 30, 2002                   September 30, 2002
                                            -----------------------------------  -----------------------------------
                                                   Basic            Diluted              Basic           Diluted
                                                   -----            -------              -----           -------
Weighted average number of shares of
    common stock outstanding used to
    compute basic earnings (loss) per
    common share                                 9,646,711       9,646,711              9,766,764      9,766,764
Dilutive effect of exercise of stock
    options                                             -          130,773                     -         275,788
                                            -----------------------------------  -----------------------------------

Weighted average number of shares of
    common stock used to compute diluted
    earnings (loss) per common share
    outstanding and common stockequivalents      9,646,711       9,777,484              9,766,764     10,042,552
                                             ===================================  ===================================
Net income (loss) used in basic and
    diluted earnings (loss) per common share:
          Continuing operations              $     173,115   $     173,115          $     482,632  $     482,632
          Discontinued operations                (276,216)       (276,216)              (421,230)      (421,230)
                                            -----------------------------------  -----------------------------------

    Net income (loss)                        $   (103,101)   $   (103,101)          $      61,402  $      61,402
                                            ===================================  ===================================
Earnings (loss) per common share:
          Continuing operations                       0.02            0.02                   0.05           0.05
          Discontinued operations                   (0.03)          (0.03)                 (0.04)         (0.04)
                                            -----------------------------------  -----------------------------------
Earnings (loss) per common share             $      (0.01)   $      (0.01)          $        0.03  $        0.02
                                            ===================================  ===================================



                                                         3-Months Ended                        6-Months Ended
                                                       September 30, 2001                    September 30, 2001
                                            -----------------------------------   -----------------------------------
                                                     Basic           Diluted              Basic            Diluted
                                                     -----           -------              -----            -------
Weighted average number of shares of common
    stock outstanding used to compute basic
    earnings (loss) per common share            11,005,323      11,005,323             11,110,515     11,110,515

Dilutive effect of exercise of stock
    options                                             -           42,926                     -          45,517
                                            -----------------------------------   ----------------------------------

Weighted average number of shares of
    common stock used to compute diluted
    earnings (loss) per common share            11,005,323      11,048,249             11,110,515     11,156,032
    outstanding and common stock equivalents===================================   ==================================

Net income (loss) used in basic and
    diluted earnings (loss) per common share:
          Continuing operations              $     566,800   $     566,800          $   5,599,850  $   5,599,850
          Discontinued operations                (168,686)       (168,686)              (506,823)      (506,823)
                                            -----------------------------------   ----------------------------------
    Net income (loss)                        $     398,114   $     398,114          $   5,093,027  $   5,093,027
                                            ===================================   ==================================

Earnings (loss) per common share:

          Continuing operations                       0.05            0.05                   0.50           0.50
          Discontinued operations                   (0.01)          (0.01)                 (0.04)         (0.04)
                                            -----------------------------------   ----------------------------------
Earnings (loss) per common share             $        0.04   $        0.04          $        0.46  $       0.46
                                            ===================================   ==================================


Options and warrants to purchase approximately 1,900,000 and 3,000,000 shares of common stock for the quarters ended September 30, 2002 and 2001, respectively, and approximately 1,600,000 and 2,800,000 shares for the six-month periods ended September 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares.

NOTE C: Business Segments, Significant Suppliers and Major Customer

The Company classifies its services in three segments, PPT, 3PF.COM, Inc. ("3PF") and Other. The PPT business segment includes the following business activities: the PPT System whereby under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes and digital videodiscs ("DVD's"') from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes) which are then leased to retailers for a percentage of the rentals charged by the retailers; data tracking and reporting services provided by the Company to Studios; and internet services provided by formovies.com, Inc., a subsidiary. 3PF is a subsidiary of the Company, which provides order processing, fulfillment and inventory management services to Internet retailers, wholesalers and to other businesses requiring just-in-time fulfillment. Other includes amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan. The Other segment formerly included BlowOut Video, Inc. (BlowOut Video), a video retailer, which the Company elected to discontinue during the three-month period ended June 30, 2002 (See Note D).

Business Segments

Following are the revenues, income (loss) from continuing operations, and identifiable assets of the Company's continuing business segments for the periods indicated (unaudited):




                                Six Months Ended      Six Months Ended    Three Months Ended   Three Months Ended
                               September 30, 2002    September 30, 2001   September 30, 2002   September 30, 2001
                          --------------------------------------------------------------------------------------
REVENUES: (1)
      PPT                            $37,656,116          $36,851,611          $18,815,138          $20,092,472
      3PF.COM, Inc. (2)                6,471,228            7,276,327            2,401,318            2,503,845
      OTHER                              530,785            6,871,331              272,932               76,632
                          --------------------------------------------------------------------------------------
                                     $44,658,129          $50,999,269          $21,489,388          $22,672,949
                          ======================================================================================
INCOME (LOSS) FROM
  OPERATIONS: (1)
     PPT                               2,646,479            2,457,132            1,358,982            2,008,756
     3PF.COM, Inc.                   (1,907,665)          (4,420,029)          (1,112,264)          (1,271,633)
     OTHER                                23,297            5,532,069               16,172                    -
                          --------------------------------------------------------------------------------------
                                        $762,111           $3,569,172             $262,890             $737,123
                          ======================================================================================
IDENTIFIABLE ASSETS:
     PPT                             $39,362,550          $38,941,471
     3PF.COM, Inc.                     5,689,627            9,331,929
     OTHER                                20,920               35,417
                          --------------------------------------------
                                     $45,073,097          $48,308,817
                          ============================================



(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF's revenues related to the shipment of cassettes to PPT customers were $522,961 and $433,958 for the three-month periods ended September 30, 2002 and 2001, respectively, and were $1,086,020 and $1,207,771 for the six-month periods ended September 30, 2002 and 2001, respectively.

The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation and MGM Home Entertainment, a subsidiary of Metro Goldwyn Mayer, Inc. For the three-month period ended September 30, 2002, the Company had one program supplier whose product generated 19 percent, a second that generated 17 percent, a third that generated 16 percent, and a fourth that generated 13 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three-month period ended September 30, 2002. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended September 30, 2002. For the six-month period ended September 30, 2002, the Company had one program supplier whose product generated 18 percent, a second that generated 17 percent, a third that generated 15 percent and a fourth that generated 12 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the six-month period ended September 30, 2002. No customer accounted for more than 10 percent of the Company's revenue in the six-month period ended September 30, 2002.

For the three-month period ended September 30, 2001, the Company had one program supplier whose product generated 25 percent, a second that generated 17 percent, a third that generated 14 percent, and a fourth that generated 10 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended September 30, 2001. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended September 30, 2001. For the six-month period ended September 30, 2001, the Company had one program supplier whose product generated 19 percent and a second and third that each generated 14 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the six-month period ended September 30, 2001. No customer accounted for more than 10 percent of the Company's revenue in the six-month period ended September 30, 2001.

NOTE D: Discontinued Operations

Management has analyzed the business of BlowOut Video, the Company's retail subsidiary. Currently BlowOut Video has two stores; one each operating in Ohio and Pennsylvania; the New York store operations were discontinued as a result of the store closure in September 2002. Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video have not continued to meet the expectations of management. As a result, during the three-month period ended June 30, 2002, management initiated a plan to discontinue the retail store operations of BlowOut Video. The plan calls for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. Rentrak plans to continue selling its contractually available end-of-term PPT revenue sharing product through BlowOut internet and broker channels.

BlowOut Video generated revenues of $0.9 million and a net loss of $276,216, or $0.03 per share, in the three-month period ended September 30, 2002, compared with revenues of $1.7 million and a net loss of $168,686, or $0.01 per share, during the three-month period ended September 30, 2001, during which it operated six stores.

BlowOut Video generated revenues of $1.9 million and a net loss of $421,230, or $0.04 per share, in the six-month period ended September 30, 2002, compared with revenues of $3.6 million and a net loss of $506,823, or $0.05 per share, during the six-month period ended September 30, 2001, during which it operated seven stores.

NOTE E: Related Party Transactions

On June 16, 2000, the Company loaned a total of $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. During the three-month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 301,518 shares of stock and corresponding loan in the amount of $1,468,250. At various times during the three-month period ended September 30, 2000, the Company loaned an additional $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. During the three-month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 50,535 shares of stock and corresponding loan in the amount of $244,940. During fiscal 2002, a former officer of the Company, who was loaned a total of $7,350,621 during the period from June through September 2000 to purchase 1,495,750 shares of stock upon exercise of his employee stock options, terminated his agreements with the Company. Accordingly, the common stock and related notes receivable covered by the terminated agreements noted above have been reversed in non-cash transactions. During the three-month period ended September 30, 2002, one of the remaining officers exercised his right to have the Company purchase from him his shares of stock associated with his loan. The proceeds from the purchase of his stock by the Company were partially used to pay the remaining balance of his loan associated with these shares. Additionally, during this three-month period the other remaining officer allowed his right to have the Company purchase from him his shares of stock associated with his loan to expire. The shares associated with both of these officers' loans have been cancelled and the related notes have been terminated. As a result, all common stock and related notes receivable covered by all agreements associated with this officer loan program noted above have been cancelled or terminated.

The loans bore interest at the federal funds rate in effect on the date of the loan (6.5 percent) and interest was payable annually. The Company was not accruing interest on the loans. The principal amount of the loans was due on the earliest to occur of: (1) one year prior to the expiration of the term of the borrower's current employment agreement with Rentrak, (2) one year after the borrower left Rentrak's employment unless such departure followed a "change of control" (as defined in the loan agreements), (3) five years from the date of the loan, or (4) one year from the date of the borrower's death. The loans were secured by the stock purchased. The loans were without recourse (except as to the stock securing the loans) as to principal and were with full recourse against the borrower as to interest. In accordance with generally accepted accounting principles, the notes receivable arising from these transactions were presented as deductions from stockholders' equity.


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

Based upon the results of the transactions noted above occurring in the fiscal year ended March 31, 2002, the Company has no further obligations to, or ownership in, Rentrak Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain  information  included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions in the video industry and general economic conditions, both domestic and international, competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology, and the continued availability of prerecorded videocassettes ("Cassettes") and digital videodiscs ("DVD's") from program suppliers. Such factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Results of Operations

Continuing   Operations  -  Domestic  PPT   Operations   and  Other   Continuing
--------------------------------------------------------------------------------
Subsidiaries
------------

For the three-month period ended September 30, 2002, total revenue decreased $1.2 million, or 5 percent, to $20.8 million from $22.0 million for the three-month period ended September 30, 2001. For the six-month period ended September 30, 2002, total revenue decreased $5.9 million, or 12 percent, to $43.2 million from $49.1 million for the six-month period ended September 30, 2001. Total revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes and DVD's ("Units") are ordered by and distributed to retailers; transaction fees generated when retailers rent Units to consumers; sell-through fees generated when retailers sell Units to consumers; communication fees when retailers' point-of-sale systems are connected to the Company's information system; and buy out fees generated when retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to studios ("DRS"), as well as charges for internet services provided by the Company's subsidiary formovies.com, Inc. In addition, total revenue includes charges to customers of the Company's subsidiary 3PF.COM, Inc. ("3PF"), which provides order processing, fulfillment and inventory management services to Internet retailers and wholesalers and other businesses requiring just-in-time fulfillment, and other revenues which include royalty payments primarily from Rentrak Japan (See Note F.).

The $1.2 million decrease in total revenues for the three-month period ended September 30, 2002 is primarily due to the decrease in PPT System order processing fees and transaction fees. PPT business segment revenues decreased despite the fact that PPT Units shipped increased 13 percent during the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. Total order processing and transaction fees decreased a combined $1.5 million during the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. Order processing fees decreased due to a higher percentage of Units with lower revenue sharing terms in the mix of various Units shipped during those periods creating a difference in the order processing fees per Unit from period to period. Transaction fees decreased due to fewer than expected rental turns of the Units, a lesser title quality in the mix of Units, and a decrease in DRS fees during the three-month period. These decreases in order processing and transaction fees were partially offset by an approximate $0.2 million net increase in sell-through and other revenues from the PPT business segment. 3PF revenues decreased approximately $0.1 million during the same three-month period from $2.5 million to $2.4 million.

The $5.9 million decrease in total revenues for the six-month period ended September 30, 2002 is primarily due to the recognition of $6.4 million in revenue related to an agreement between the Company and Rentrak Japan (See Note F.) during the three-month period ended June 30, 2001. 3PF revenues decreased approximately $0.8 million during this same six-month period, due to a loss of a key customer during the three-month period ended June 30, 2001. The $0.8 million increase in PPT business segment revenues for the six-month period ended September 30, 2002 partially offset the decreases noted above.

Total cost of sales for the three-month period ended September 30, 2002 decreased to $17.0 million from $17.4 million for the three-month period ended September 30, 2001, a decrease of $0.4 million, or 2 percent. This decrease in cost of sales is primarily attributable to the $1.3 million net decrease in PPT business segment revenues noted above. Total cost of sales as a percent of total revenues was 82% for the three-month period ended September 30, 2002 compared to 79% for the three-month period ended September 30, 2001. Total cost of sales for the six-month period ended September 30, 2002 increased to $35.3 million from $34.0 million for the six-month period ended September 30, 2001, an increase of $1.3 million, or 4 percent. This increase is primarily attributable to the overall increase in PPT business segment revenues as noted above combined with increases in transaction fee and sell-through cost of sales as a percent of associated revenues. Cost of sales as a percent of total revenues, excluding the $6.4 million in revenue related to the Rentrak Japan business restructuring (see Note F.), was 82% for the six-month period ended September 30, 2002 compared to 79% for the six-month period ended September 30, 2001.

Total selling, general and administrative expenses were $3.6 million for the three-month period ended September 30, 2002, compared to $3.8 million for the three-month period ended September 30, 2001, a decrease of $0.2 million, or 5 percent. The decrease in selling, general and administrative expenses for the three-month period is primarily due to: (1) an approximate $0.3 million reduction in 3PF selling, general and administrative expenses primarily due to reduced compensation expense as the result of organizational restructuring and reduced legal expenses related to the Reel.com litigation; (2) an approximate net $0.1 million reduction in PPT overall selling, general and administrative expenses, including the recognition of a $0.4 million dollar advertising credit in the three-month period made available to the Company by one of its major studio suppliers during this period relating to previous business transactions; and (3) an approximate $0.2 million decrease in Rentrak UK's selling, general and administrative expenses due to resizing of those operations to correspond to lower business activity. These expense decreases were offset by a $0.3 million charge to compensation expense during the three-month period ended September 30, 2002, as the result of a former officer of the Company exercising his right to have the Company purchase from him his shares associated with his stock loan (See Note E.).

Total selling, general and administrative expenses were $7.6 million for the six-month period ended September 30, 2002, compared to $11.5 million for the six-month period ended September 30, 2001, a decrease of $3.9 million, or 34 percent. The decrease in selling, general and administrative expenses is primarily due to certain expenses occurring in the September 30, 2001 period including: (1) a $0.9 million reserve established for a 3PF customer trade account deemed uncollectible due to a Chapter 11 bankruptcy filing by the customer in May 2001; (2) recognition of $0.8 million in expense related to the closure of the 3PF administrative offices in Skokie, Illinois in April 2001; (3) recognition of $0.2 million in commission expense related to the Rentrak Japan restructuring; and (4) the recognition of $0.5 million in expense for a bonus accrual related to the pre-tax financial results for the three-month period ended September 30, 2001. Additionally, the decrease is due to an approximate $1.3 million in expense reduction due to the implementation of better cost controls across 3PF's organization and an approximate $0.4 million recovery of bad debt.

Operating income from continuing operations for the three-month period ended September 30, 2002 was $0.2 million compared to operating income from continuing operations of $0.8 million for the three-month period ended September 30, 2001. The decline for the 2002 three-month period was primarily due to the decrease in PPT business segment revenues, associated gross margin and the $0.3 million charge to compensation expense noted above. Operating income from continuing operations for the six-month period ended September 30, 2002 was $0.7 million. This compares to an operating loss of $2.1 million for the six-month period ended September 30, 2001, excluding the effect of the $6.4 million in revenue noted above and the selling, general and administrative expenses associated with the Rentrak Japan relationship. The improvement for the 2002 six-month period was primarily due to improved PPT revenues and decreased selling, general and administrative expenses at 3PF as noted above and the gain recognized from the Reel.com settlement.

Other income (expense) decreased from income of approximately $113 thousand for the three-month period ended September 30, 2001 to $72 thousand for the three-month period ended September 30, 2002, primarily due to the reduction in interest income earned. Other income (expense) decreased from income of approximately $5.5 million for the six-month period ended September 30, 2001 to $72 thousand for the six-month period ended September 30, 2002, primarily due to the recognition of $5.6 million in other income during the three-month period ended June 30, 2001 related to the business restructuring agreement between the Company and Rentrak Japan (See Note F.).

The effective tax rate during the three and six-month periods ended September 30, 2002 was 38% compared to 39% during the three and six-month periods ended September 30, 2001.

As a result, for the three-month period ended September 30, 2002, the Company recorded net income from continuing operations of $0.2 million, or 1 percent of total revenue, compared to income from continuing operations of $0.6 million, or 3 percent of total revenue, in the three-month period ended September 30, 2001. The decrease in net income from continuing operations is primarily attributable to the decrease in revenues and associated gross margin from the PPT business segment as noted above. For the six-month period ended September 30, 2002, the Company recorded net income from continuing operations of $0.5 million, or 2 percent of total revenue, compared to income from continuing operations of $5.6 million, or 11 percent of total revenue, in the six-month period ended September 30, 2001. The decrease in net income from continuing operations is primarily attributable to the business restructuring between the Company and Rentrak Japan during the three-month period ended June 30, 2001 (See Note F), partially offset by decreased selling, general and administrative expenses noted above.


Discontinued Operations
-----------------------

As discussed in Note D, during the three-month period ended June 30, 2002, the Company elected to discontinue store operations of its retail subsidiary BlowOut Video, Inc. Total revenue from BlowOut decreased $0.8 million from $1.7 million for the three-month period ended September 30, 2001, to $0.9 million for the three-month period ended September 30, 2002. Cost of sales from BlowOut decreased $0.4 million from $1.2 million for the three-month period ended September 30, 2001, to $0.8 million for the three-month period ended September 30, 2002. Selling, general and administrative expenses, from BlowOut decreased $0.3 million from $0.8 million for the three-month period ended September 30, 2001, to $0.5 million for the three-month period ended September 30, 2002. The revenue, cost of sales, and selling, general and administrative expenses decreases are primarily due to the closure of four of a total of six stores operated in the three-month period ended September 30, 2002. Total revenue from BlowOut decreased $1.7 million from $3.6 million for the six-month period ended September 30, 2001, to $1.9 million for the six-month period ended September 30, 2002. Cost of sales from BlowOut decreased $1.1 million from $2.7 million for the six-month period ended September 30, 2001, to $1.6 million for the six-month period ended September 30, 2002. Selling, general and administrative expenses from BlowOut decreased $0.7 million from $1.7 million for the six-month period ended September 30, 2001, to $1.0 million for the six-month period ended September 30, 2002. The revenue, cost of sales, and selling, general and administrative expenses decreases are primarily due to the closure of four of a total of seven stores operated in the six-month period ended September 30, 2002.

Net loss from BlowOut increased $0.1 million from $0.2 million for the three-month period ended September 30, 2001, to $0.3 million for the three-month period ended September 30, 2002. Net loss from BlowOut decreased $0.1 million from $0.5 million for the six-month period ended September 30, 2001, to $0.4 million for the six-month period ended September 30, 2002.

Financial Condition
-------------------

At September 30, 2002, total assets were $34.1 million, a decrease of $4.5 million from $38.6 million at March 31, 2002. As of September 30, 2002, cash decreased $0.9 million to $11.1 million from $12.0 million at March 31, 2002 (see the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements). Net accounts receivable decreased $1.5 million from $11.2 million at March 31, 2002 to $9.7 million at September 30, 2002, primarily due to a reduction in revenues. At September 30, 2002, advances to program suppliers were $1.9 million, an increase of $0.9 million from $1.0 million at March 31, 2002, primarily due to the timing of release dates for certain titles. At September 30, 2002, Other current assets were $1.7 million, a decrease of $1.4 million from $3.1 million at March 31, 2002, primarily due to the receipt, during May 2002, of the Reel.com cash settlement, as to which agreement was reached in March 2002. Current assets of discontinued operations decreased $1.1 million from $2.2 million at March 31, 2002 to $1.1 million at September 30, 2002, primarily due to a reduction of inventory including the closure of the New York BlowOut store in September 2002. Property and Equipment decreased approximately $1.0 million from $3.9 million at March 31, 2002 to $2.9 million at September 30, 2002. Other assets increased approximately $0.8 million from $1.2 million at March 31, 2002 to $2.0 million at September 30, 2002. Both the decrease in property and equipment and the increase in other assets are associated with a sale of equipment to a customer of 3PF as the result of a financing lease.

At September 30, 2002, total liabilities were $18.0 million, a decrease of $3.3 million from $21.3 million at March 31, 2002. Accounts payable decreased $2.5 million from $18.2 million at March 31, 2002 to $15.7 million at September 30, 2002, primarily due to the timing of studio and other vendor payments, and as the result of lower revenues and associated cost of sales. Accrued liabilities decreased $0.2 million from $0.5 million at March 31, 2002, to $0.3 million at September 30, 2002, primarily due to the processing of studio advertising credits. Accrued compensation decreased $0.4 million from $1.3 million at March 31, 2002, to $0.9 million at September 30, 2002, in part due to the payout of most of the bonus accrual related to the pre-tax financial results for the fiscal year ended

March 31, 2002. Net current liabilities of discontinued operations decreased $0.1 million from $0.4 million at March 31, 2002 to $0.3 million at September 30, 2002.

Accordingly, at September 30, 2002, total stockholders' equity was $16.2 million, a decrease of $1.1 million from the $17.3 million at March 31, 2002. Common stock and capital in excess of par value decreased, on a combined basis, $1.5 million from $41.7 million at March 31, 2002 to $40.2 million at September 30, 2002, primarily due to the repurchase of stock under the Company's stock repurchase program. Notes receivable decreased $0.4 million from $0.4 million as of March 31, 2002, to $0 as of September 30, 2002 (See Note E). Accumulated deficit decreased $0.1 million from $23.9 million at March 31, 2002 to $23.8 million at September 30, 2002 due to net income from the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash of $11.1 million compared to $12.0 million at March 31, 2002. The Company's current ratio (current assets/current liabilities) was 1.62 at September 30, 2002 compared to 1.56 at March 31, 2002.

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and expires in May 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2 percent. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $16 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending September 30, 2002; and (4) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of September 30, 2002 and for the three-month period then ended, the Company has determined it is compliance with the net profit financial covenant for the period ending September 30, 2002. The Company is in the process of obtaining a waiver of non-compliance with this financial covenant for the period ending September 30, 2002. At September 30, 2002 and November 13, 2002, the Company had no outstanding borrowings under this agreement.

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

On March 22, 1999 BlowOut Entertainment, Inc. ("BlowOut"), a former subsidiary of the Company, filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. In 1996, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. At March 31, 2002, there was no remaining liability related to these discontinued operations. The payments, as made, were recorded as a reduction of "net current liabilities of discontinued operations" on the Company's balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at September 30, 2002. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
-------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures, as defined by the Securities and Exchange Commission, as of a date within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported on a timely basis.

Change in Internal Controls
---------------------------

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - See the Exhibit Index on page 26 hereof,

(b) Reports on Form 8-K - None

                                  EXHIBIT INDEX

The following exhibit is filed herewith:

Exhibit
Number            Exhibit
------            -------

10.1              Third Amendment to the 1997 Non-Officer Employee Stock Option
                  Plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of November, 2002

                                          RENTRAK CORPORATION


                                          By:/s/ Mark L. Thoenes
                                          ------------------------------------
                                          Mark L. Thoenes
                                          Chief Financial Officer
                                          Signing on behalf of the registrant

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


                       I, Paul A. Rosenbaum, certify that:

I have reviewed this quarterly report on Form 10-Q of Rentrak Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The  registrant's   other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

By:/s/ Paul A. Rosenbaum
------------------------
Paul A. Rosenbaum
Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER



                        I, Mark L. Thoenes, certify that:

I have reviewed this quarterly report on Form 10-Q of Rentrak Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The  registrant's   other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


By: /s/ Mark L. Thoenes
-----------------------
Mark L. Thoenes
Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rentrak Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul A. Rosenbaum, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Paul A. Rosenbaum
---------------------
Paul A. Rosenbaum
Chairman and Chief Executive Officer
Rentrak Corporation
November 13, 2002



In connection with the Quarterly Report of Rentrak Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Thoenes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Mark L. Thoenes
-------------------
Mark L. Thoenes
Chief Financial Officer
Rentrak Corporation
November 13, 2002