Form 10-Q
period 2002-12-31
RENTRAK CORP
filed 2003-02-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: December 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act). Yes( ) No(x)

As of January 31, 2003, the Registrant had 9,523,044 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION                                         Page #


Item 1   Financial Statements

          Consolidated Balance Sheets as of December 31, 2002 and
          March 31, 2002                                                  3

          Consolidated Statements of Operations for the three-month
          periods ended  December 31, 2002 and December 31, 2001          5

          Consolidated Statements of Operations for the nine-month
          periods ended December 31, 2002 and December 31, 2001           6

          Consolidated Statements of Cash Flows for the nine-month
          periods ended  December 31, 2002 and December 31, 2001          7

          Notes to Consolidated Financial Statements                      9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             20

Item 3    Quantitative and Qualitative Disclosures About Market Risk      28

Item 4    Controls and Procedures                                         28


Part II    OTHER INFORMATION


Item 1     Legal Proceedings                                              29

Item 6     Exhibits And Reports On Form 8-K                               29

Signatures                                                                30

Certifications                                                            31

Exhibit Index                                                             36

                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                         (UNAUDITED)
                                                                                         December 31,                March 31,
                                                                                             2002                      2002
                                                                          -----------------------------------------------------
CURRENT ASSETS:

    Cash and cash equivalents                                                          $  11,543,312             $  12,028,684
    Accounts receivable, net of allowance for doubtful
       accounts of $1,009,006 and $1,086,143                                               9,711,218                11,237,396
    Advances to program suppliers                                                          1,084,789                 1,042,768
    Inventory                                                                                230,236                   575,792
    Income tax receivable                                                                    117,628                    70,000
    Deferred tax asset                                                                     2,320,047                 2,295,567
    Other current assets                                                                   1,633,520                 3,084,665
    Current assets of discontinued operations                                                659,057                 2,180,360

                                                                          -----------------------------------------------------
    Total current assets                                                                  27,299,807                32,515,232
                                                                          -----------------------------------------------------

PROPERTY AND EQUIPMENT, net                                                                3,207,818                 3,879,819
DEFERRED TAX ASSET                                                                         1,113,882                 1,002,882
OTHER ASSETS                                                                               1,851,612                 1,214,394

                                                                          -----------------------------------------------------
          TOTAL ASSETS                                                                 $  33,473,119             $  38,612,327
                                                                          =====================================================



                          The accompanying notes are an
                       integral part of these consolidated
                                 balance sheets.

                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                         (UNAUDITED)
                                                                                         December 31,                March 31,
                                                                                             2002                      2002
                                                                           ----------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                  $  15,580,452             $  18,192,630
     Accrued liabilities                                                                     610,681                   549,277
     Accrued compensation                                                                    785,489                 1,338,748
     Deferred revenue                                                                        192,354                   379,106
     Current liabilities of discontinued operations                                          259,240                   379,298
                                                                           ----------------------------------------------------
          Total current liabilities                                                       17,428,216                20,839,059
                                                                           ----------------------------------------------------

LONG-TERM LIABILITIES:
     Lease obligations and customer deposits                                                 607,512                   495,586
                                                                           ----------------------------------------------------
          Total long-term liabilities                                                        607,512                   495,586
                                                                           ----------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;

       Authorized:  10,000,000 shares                                                              -                         -
      Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 9,522,419 shares
         at December 31, 2002 and 9,866,283 at
         March 31, 2002                                                                        9,522                     9,866
     Capital in excess of par value                                                       39,780,440                41,730,216
     Notes receivable                                                                              -                 (377,565)
     Cumulative other comprehensive income                                                   180,879                   180,453
     Accumulated deficit                                                                (24,223,450)              (23,910,288)
     Less - Deferred charge - warrants                                                     (310,000)                 (355,000)
                                                                           ----------------------------------------------------
                                                                                          15,437,391                17,277,682
                                                                           ----------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  33,473,119             $  38,612,327
                                                                           ====================================================



                          The accompanying notes are an
                       integral part of these consolidated
                                 balance sheets.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                (UNAUDITED)
                                                                                      Three Months Ended, December 31,
                                                                           2002                            2001
                                                             -----------------------------------------------------

REVENUES:
   PPT                                                              $   14,855,133                 $   18,145,847
   Other                                                                 6,424,697                      6,165,414
                                                             -----------------------------------------------------
                                                                         21,279,830                     24,311,261
                                                             -----------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                        18,030,371                     19,562,375
   Selling, general, and administrative                                  3,743,390                      3,356,150
                                                             -----------------------------------------------------
                                                                        21,773,761                     22,918,525
                                                             -----------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                            (493,931)                      1,392,736
                                                             -----------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                                          11,354                       (24,538)
   Interest expense                                                              -                        (1,896)
   Other                                                                         -                      2,366,496
                                                             -----------------------------------------------------
                                                                            11,354                      2,340,062
                                                             -----------------------------------------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION                                                             (482,577)                      3,732,798
INCOME TAX PROVISION (BENEFIT)                                           (183,382)                      1,391,227
                                                             -----------------------------------------------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                           (299,195)                      2,341,571
LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $46,193 AND $57,652                                                (75,369)                      (102,883)
                                                             -----------------------------------------------------
NET INCOME (LOSS)                                                   $    (374,564)                 $    2,238,688
                                                             =====================================================

EARNINGS (LOSS) PER SHARE:
    Basic:
       Continuing operations                                        $       (0.03)                 $         0.24
       Discontinued operations                                      $       (0.01)                 $       (0.01)
                                                             -----------------------------------------------------
           Total                                                    $       (0.04)                 $         0.23
                                                             =====================================================
    Diluted:
       Continuing operations                                        $       (0.03)                 $         0.24
       Discontinued operations                                      $       (0.01)                 $       (0.01)
                                                             -----------------------------------------------------
           Total                                                    $       (0.04)                 $         0.23
                                                             =====================================================




                     The accompanying notes are an integral
                     part of these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                 (UNAUDITED)
                                                                               Nine Months Ended             Nine Months Ended
                                                                               December 31, 2002             December 31, 2002

                                                                 -------------------------------------------------------------
REVENUES:
   PPT                                                                        $    50,697,581                 $    53,656,538
   Other                                                                           13,784,172                      19,777,940
                                                                 -------------------------------------------------------------
                                                                                   64,481,753                      73,434,478
                                                                 -------------------------------------------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                   53,330,943                      53,516,753
   Selling, general, and administrative                                            11,299,645                      14,876,633
   Net gain from litigation settlement                                              (361,847)                               -
                                                                 -------------------------------------------------------------
                                                                                   64,268,741                      68,393,386
                                                                 -------------------------------------------------------------
INCOME FROM OPERATIONS                                                                213,012                       5,041,092
                                                                 -------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest income                                                                     82,854                         165,425
   Interest expense                                                                         -                        (10,872)
   Other                                                                                    -                       7,717,233
                                                                 -------------------------------------------------------------
                                                                                                                    7,871,786
                                                                                       82,854
                                                                 -------------------------------------------------------------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION                                                                          295,866                      12,912,878
INCOME TAX PROVISION                                                                  112,429                       4,971,457
                                                                 -------------------------------------------------------------
INCOME FROM CONTINUING
    OPERATIONS                                                                        183,437                       7,941,421
LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $304,367 AND $381,685                                                        (496,599)                       (609,706)
                                                                 -------------------------------------------------------------

NET INCOME (LOSS)                                                             $     (313,162)                 $     7,331,715
                                                                 =============================================================
EARNINGS (LOSS) PER SHARE:
    Basic:
       Continuing operations                                                  $          0.02                 $          0.75
       Discontinued operations                                                $        (0.05)                 $        (0.06)
                                                                 -------------------------------------------------------------
           Total                                                              $        (0.03)                 $          0.69
                                                                 =============================================================
    Diluted:
       Continuing operations                                                  $          0.02                 $          0.74
       Discontinued operations                                                $        (0.05)                 $        (0.06)
                                                                 -------------------------------------------------------------
           Total                                                              $        (0.03)                 $          0.68
                                                                 =============================================================




                          The accompanying notes are an
                       integral part of these consolidated
                                   statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                       (UNAUDITED)
                                                                             Nine Months Ended December 31,
                                                                   -------------------------------------------
                                                                                2002                 2001
                                                                   -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                        $   (313,162)        $   7,331,715
  Adjustments to reconcile income (loss) to net cash
      provided by operating activities
  Loss from discontinued operations, net of tax                                  496,599              609,706
  Compensation expense related to stock repurchases                              326,121                    -
  Gain on disposition of assets                                                        -          (7,741,808)
  Depreciation and amortization                                                  817,084              754,017
  Amortization of warrants                                                        45,000               45,000
  Provision (recovery) for doubtful accounts and other assets                  (645,000)            (415,247)
  Reserves on advances to program suppliers                                    1,599,090            1,488,601
  Deferred income taxes                                                        (135,480)            4,531,149
  Change in specific accounts:
      Accounts receivable                                                      2,171,178            2,398,780
      Advances to program suppliers                                          (1,641,111)          (1,967,598)
      Inventory                                                                  345,556              380,883
      Income tax receivable                                                     (47,628)             (38,150)
      Other current assets                                                     1,676,145              996,354
      Accounts payable                                                       (2,612,178)            1,117,355
      Accrued liabilities & compensation                                       (491,855)            (328,902)
      Deferred revenue and other liabilities                                    (74,400)          (1,398,248)
                                                                   -------------------------------------------
           Net cash provided by operations                                     1,515,959            7,763,607
                                                                   -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (909,872)          (1,138,571)
  Proceeds from sale of investments in Rentrak Japan                                   -            4,071,556
  Reductions (additions) of other assets and intangibles                        (97,429)              874,657
                                                                   -------------------------------------------

        Net cash provided by (used in) investing activities                  (1,007,301)            3,807,642
                                                                   -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit                                       -          (1,917,705)
  Repurchases of common stock and warrants                                   (2,182,269)            (598,857)
  Issuance of common stock to employees                                          283,593              263,480
  Issuance of common stock to non-employees                                            -              150,560
                                                                   -------------------------------------------




        Net cash used in financing activities                                (1,898,676)          (2,102,522)
                                                                   -------------------------------------------
NET CASH PROVIDED BY (USED IN) CONTINUING OPS.
                                                                             (1,390,018)            9,468,727

NET CASH PROVIDED BY DISCONTINUED OPS.                                           904,646               15,559
                                                                   -------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS
                                                                               (485,372)            9,484,286
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                   12,028,684            3,322,917
                                                                   -------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  11,543,312        $  12,807,203
                                                                   ===========================================
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Interest                                                                $      -          $    28,929
        Income taxes paid, net of refunds received                                66,241               86,829
  NON-CASH TRANSACTIONS
         Change in unrealized gain (loss) on investment
              securities, net of tax                                                   -               49,572
         Exchange of investment in Rentrak Japan for
               Rentrak common stock                                                    -            3,890,500
         Forgiveness of note receivable in exchange for stock                  (377,565)          (7,350,621)
         Financing lease of Property and Equipment Sale                          900,000                    -




                   The accompanying notes are an integral part
                        of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of RENTRAK CORPORATION (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month and nine-month periods ended December 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2002 Annual Report to Shareholders.

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that a liability for all costs be recognized when the liability is incurred with exit or disposal activities as opposed to when the entity commits to an exit plan under EITF No. 93-4, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement will be applied prospectively to activities exited from or disposed of and initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation" The statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is evaluating the impact of adopting SFAS No. 148. The statement will be applied prospectively to periods after March 31, 2003.

NOTE B:    Net Income Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants.

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three-month and nine-month periods ended December 31, 2002 and 2001 were as follows:



                                                        3-Months Ended                        9-Months Ended
                                                      December 31, 2002                      December 31, 2002
                                            -----------------------------------   -----------------------------------
                                                    Basic            Diluted              Basic            Diluted
                                                    -----            -------              -----            -------
Weighted average number of shares of
    common stock outstanding used to
    compute basic earnings (loss) per
    common share                                   9,520,705         9,520,705           9,684,744         9,684,744

Dilutive effect of exercise of stock
    options                                                -                 -                   -           183,859
                                            ----------------- -----------------   ----------------- -----------------

Weighted average number of shares of
    common stock used to compute diluted
    earnings (loss) per common share
    outstanding and common stock
    equivalents                                    9,520,705         9,520,705           9,684,744         9,868,603
                                            ================= =================   ================= =================

Net income (loss) used in basic and
    diluted earnings (loss) per common share:
          Continuing operations                 $  (299,195)    $    (299,195)      $      183,437     $     183,437
          Discontinued operations                   (75,369)          (75,369)           (496,599)         (496,599)
                                            ----------------- -----------------   ----------------- -----------------

    Net income (loss)                           $  (374,564)    $    (374,564)      $    (313,162)     $   (313,162)
                                            ================= =================   ================= =================

Earnings (loss) per common share:
          Continuing operations                 $     (0.03)    $       (0.03)      $         0.02     $        0.02
          Discontinued operations                     (0.01)            (0.01)              (0.05)            (0.05)
                                            ----------------- -----------------   ----------------- -----------------

Earnings (loss) per common share                $     (0.04)    $       (0.04)      $       (0.03)     $      (0.03)
                                            ================= =================   ================= =================




                                                      3-Months Ended                       9-Months Ended
                                                    December 31, 2001                    December 31, 2001
                                            -----------------------------------  -----------------------------------
                                                     Basic            Diluted              Basic           Diluted
                                                     -----            -------              -----           -------
Weighted average number of shares of
    common stock outstanding used to compute
    basic earnings (loss) per
    common share                                   9,676,636         9,676,636          10,632,555        10,632,555

Dilutive effect of exercise of stock
    options                                                -           167,305                   -            86,113
                                            -----------------------------------  -----------------------------------

Weighted average number of shares of
    common stock used to compute diluted
    earnings (loss) per common share
    outstanding and common stock
    equivalents                                    9,676,636         9,843,941          10,632,555        10,718,668
                                            ===================================  ===================================

Net income (loss) used in basic and
    diluted earnings (loss) per common share:
          Continuing operations                 $  2,341,571    $    2,341,571      $    7,941,421     $   7,941,421
          Discontinued operations                  (102,883)         (102,883)           (609,706)         (609,706)
                                            -----------------------------------  -----------------------------------

    Net income (loss)                           $  2,238,688    $    2,238,688      $    7,331,715     $   7,331,715
                                            ===================================  ===================================

Earnings (loss) per common share:
          Continuing operations                 $       0.24    $         0.24      $         0.75     $        0.74
          Discontinued operations                     (0.01)            (0.01)              (0.06)            (0.06)
                                            -----------------------------------  -----------------------------------

Earnings (loss) per common share                $       0.23    $         0.23      $         0.69     $        0.68
                                            ===================================  ===================================




Options and warrants to purchase approximately 2,000,000 shares for the quarter ended December 31, 2002, were outstanding but were not included in the computation of diluted EPS because their effect would be antidilutive due to a loss for the quarter. Options and warrants to purchase approximately 2,200,000 shares of common stock for the quarter ended December 31, 2001, and approximately 1,700,000 and 2,600,000 shares for the nine-month periods ended December 31, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares.

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

Business Segments

Following are the revenues, income (loss) from continuing operations, and identifiable assets of the Company's continuing business segments for the periods indicated (unaudited):




                            Nine Months Ended     Nine Months Ended    Three Months Ended   Three Months Ended
                            December 31, 2002     December 31, 2001    December 31, 2002    December 31, 2001
                          --------------------------------------------------------------------------------------
REVENUES: (1)
      PPT                            $53,116,634          $55,135,629          $15,460,518          $18,284,018

      3PF.COM, Inc. (2)               12,786,135           13,629,350            6,314,907            6,353,023

      OTHER                              774,914            7,670,150              244,129              798,819
                          --------------------------------------------------------------------------------------
                                     $66,677,683          $76,435,129          $22,019,554          $25,435,860
                          ======================================================================================
INCOME (LOSS) FROM
  OPERATIONS: (1)

     PPT                               2,481,265            3,056,244            (165,214)              599,112

     3PF.COM, Inc.                   (2,199,766)          (3,600,959)            (292,101)              819,070

     OTHER                                23,297            5,532,069                    -                    -
                          --------------------------------------------------------------------------------------
                                        $304,796           $4,987,354           ($457,315)           $1,418,182
                          ======================================================================================
IDENTIFIABLE ASSETS:
     PPT                             $32,280,990          $40,596,396

     3PF.COM, Inc.                     6,566,303            7,857,397

     OTHER                                24,344               37,161
                          --------------------------------------------
                                     $42,871,637          $48,490,954
                          ============================================



(1) Total amounts differ from those reported on the consolidated financial statements, as intercompany transactions are not eliminated for segment reporting purposes.

(2) 3PF's revenues related to the shipment of cassettes to PPT customers were $534,193 and $608,690 for the three-month periods ended December 31, 2002 and 2001, respectively, and were $1,620,203 and $1,816,461 for the nine-month periods ended December 31, 2002 and 2001, respectively.

The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation and MGM Home Entertainment, a subsidiary of Metro Goldwyn Mayer, Inc. For the three-month period ended December 31, 2002, the Company had one program supplier whose product generated 19 percent and a second that generated 14 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three-month period ended December 31, 2002. One customer accounted for 24 percent of the Company's revenue in the three-month period ended December 31, 2002. No other customer accounted for more than 10 percent of the Company's revenue in the three-month period ended December 31, 2002. For the nine-month period ended December 31, 2002, the Company had one program supplier whose product generated 18 percent, a second that generated 14 percent, a third that generated 13 percent and a fourth that generated 12 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the nine-month period ended December 31, 2002. One customer accounted for 16 percent of the Company's revenue in the nine-month period ended December 31, 2002. No other customer accounted for more than 10 percent of the Company's revenue in the nine-month period ended December 31, 2002.

For the three-month period ended December 31, 2001, the Company had one program supplier whose product generated 21 percent and a second that generated 17 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended December 31, 2001. One customer accounted for 19 percent of the Company's revenue and a second accounted for 11 percent of the Company's revenue in the three-month period ended December 31, 2001. No other customer accounted for more than 10 percent of the Company's revenue in the three-month period ended December 31, 2001. For the nine-month period ended December 31, 2001, the Company had one program supplier whose product generated 20 percent, a second that generated 15 percent, and a third that generated 12 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the nine-month period ended December 31, 2001. One customer accounted for 11 percent of the Company's revenue in the nine-month period ended December 31, 2001. No other customer accounted for more than 10 percent of the Company's revenue in the nine-month period ended December 31, 2001.



NOTE D:  Discontinued Operations

Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video have not continued to meet the expectations of management. As a result, during the three-month period ended June 30, 2002, management initiated a plan to discontinue the retail store operations of BlowOut Video. The plan calls for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. Currently BlowOut Video is operating one remaining store in Pennsylvania which is expected to be closed by March 31,

2003, Rentrak plans to continue selling its contractually available end-of-term PPT revenue sharing product through broker channels after the store operations are fully discontinued.

BlowOut Video generated revenues of $0.6 million and a net loss of $75,369, or $0.01 per share, operating two stores in the three-month period ended December 31, 2002, compared with revenues of $2.1 million and a net loss of $102,883 or $0.01 per share, during the three-month period ended December 31, 2001, during which it operated six stores.

BlowOut Video generated revenues of $2.5 million and a net loss of $496,599, or $0.05 per share, in the nine-month period ended December 31, 2002, compared with revenues of $5.7 million and a net loss of $609,706, or $0.06 per share, during the nine-month period ended December 31, 2001, during which it operated seven stores.

NOTE E:  Related Party Transactions

On June 16, 2000, the Company loaned a total of $8,097,636 to two of its officers to purchase 1,663,526 shares of stock upon exercise of their employee stock options. During the three-month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 301,518 shares of stock and corresponding loan in the amount of $1,468,250. At various times during the three-month period ended September 2000, the Company loaned an additional $1,343,743 to some of its officers to purchase 283,277 shares of stock upon exercise of their employee stock options. During the three-month period ended December 31, 2000, the Company and one of these officers terminated his stock exercise agreement for 50,535 shares of stock and corresponding loan in the amount of $244,940. During fiscal 2002, a former officer of the Company, who was loaned a total of $7,350,621 during the period from June through September 2000 to purchase 1,495,750 shares of stock upon exercise of his employee stock options, terminated his agreements with the Company. Accordingly, the common stock and related notes receivable covered by the terminated agreements noted above have been reversed in non-cash transactions. During the three-month period ended September 30, 2002, one of the remaining officers exercised his right to have the Company purchase from him his shares of stock associated with his loan. The proceeds from the purchase of his stock by the Company were partially used to pay the remaining balance of his loan associated with these shares. Additionally, during this three-month period the other remaining officer allowed his right to have the Company purchase from him his shares of stock associated with his loan to expire. The shares associated with both of these officers' loans have been cancelled and the related notes have been terminated. As a result, all common stock and related notes receivable covered by all agreements associated with this officer loan program noted above have been cancelled or terminated.

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



NOTE G.  Warrants

On July 22, 1994, Disney and Rentrak entered into an agreement whereby Disney provides Rentrak titles to use in Rentrak's Pay-Per-Transaction revenue sharing program. As compensation for entering into the agreement with Rentrak, Rentrak issued warrants to Disney. The fair value of the warrants, approximately $2,000,000, were recorded as a deferred charge to stockholders' equity and have been amortized over the life of the initial agreement. The warrants were fully amortized in July 1999. However, the warrants were exercisable through March 31, 2005.

On November 15, 2002, Rentrak and Disney entered into a cancellation agreement to cancel the remaining 925,521 outstanding warrants. Under the cancellation agreement, Rentrak paid Disney $300,000 in cash in consideration for the cancellation of the warrants. In addition, Rentrak agreed to pay Disney supplemental consideration in the event of a change of control (generally a greater than 50% change in ownership of the outstanding Rentrak common stock by another company or group seeking control). The amount of consideration to be paid in the event of a change in control is based on the value per common share paid by the purchaser. This compensation is also dependent on the timing of the purchase. The supplemental consideration ranges from $300,000 to $2,000,000 depending on the price and timing of the purchase. The Company has not accrued any amount as of December 31, 2002.



Note H. Debt Compliance

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and expires in May 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2 percent. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $16 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending December 31, 2002; and (4) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of December 31, 2002 and for the three and nine-month periods then ended, the Company has determined it is not in compliance with the tangible net worth covenant at December 31, 2002 and net profit financial covenants for the periods ended December 31, 2002. The Company is in the process of obtaining a waiver of non-compliance with these financial covenants at December 31, 2002 and for the periods ended December 31, 2002. The Company received a waiver of compliance for its non-compliance with the net profit covenant for the three-month period ended September 30, 2002. At December 31, 2002 and February 13, 2003, the Company had no outstanding borrowings under this agreement.

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

Results of Operations

Continuing   Operations  -  Domestic  PPT   Operations   and  Other   Continuing
--------------------------------------------------------------------------------
Subsidiaries
------------

For the three-month period ended December 31, 2002, total revenue decreased $3.0 million, or 12 percent, to $21.3 million from $24.3 million for the three-month period ended December 31, 2001. For the nine-month period ended December 31, 2002, total revenue decreased $8.9 million, or 12 percent, to $64.5 million from $73.4 million for the nine-month period ended December 31, 2001. Total revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes and DVD's ("Units") are ordered by and distributed to retailers; transaction fees generated when retailers rent Units to consumers; sell-through fees generated when retailers sell Units to consumers; communication fees when retailers' point-of-sale systems are connected to the Company's information system; and buy out fees generated when retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to studios ("DRS"), as well as charges for internet services provided by the Company's subsidiary formovies.com, Inc. In addition, total revenue includes charges to customers of the Company's subsidiary 3PF.COM, Inc. ("3PF"), which provides order processing, fulfillment and inventory management services to Internet retailers and wholesalers and other businesses requiring just-in-time fulfillment, and other revenues which include royalty payments primarily from Rentrak Japan (See Note F.).

The $3.0 million decrease in total revenues for the three-month period ended December 31, 2002 is primarily due to the decrease in PPT System order processing fees and transaction fees. PPT business segment revenues decreased primarily due to the fact that PPT Units shipped decreased 11 percent during the three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001. Total order processing and transaction fees decreased a combined $3.5 million during the three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001. Order processing fees decreased due to the decrease in Units noted above and a higher percentage of Units with lower revenue sharing terms in the mix of various Units shipped during those periods, resulting in a decline in the order processing fees per Unit from period to period. Transaction fees decreased due to fewer than expected rental turns of the Units in the stores and due to the decrease in Units shipped during this period, a lesser title quality in the mix of Units, and a decrease in DRS fees during the three-month period. These decreases in order processing and transaction fees were partially offset by an approximate $0.6 million net increase in sell-through and other revenues from the PPT business segment. 3PF revenues decreased approximately $0.1 million during the same three-month period from $6.4 million to $6.3 million.

The $8.9 million decrease in total revenues for the nine-month period ended December 31, 2002 is primarily due to the recognition of $6.4 million in revenue related to an agreement between the Company and Rentrak Japan (See Note F.) during the three-month period ended June 30, 2001. PPT business segment revenues decreased despite the fact that PPT Units shipped increased 11 percent during the nine-month period ended December 31, 2002 compared to the nine-month period ended December 31, 2001. Total order processing and transaction fees decreased a combined $3.1 million during the nine-month period ended December 31, 2002 compared to the nine-month period ended December 31, 2001. Order processing fees decreased due to a higher percentage of Units with lower order processing fee revenue sharing terms in the mix of various Units shipped during those periods, such that the order processing fees per Unit declined from period to period. Transaction fees decreased due to fewer than expected rental turns of the Units, a lesser title quality in the mix of Units, and a decrease in DRS fees during the nine-month period. These decreases in order processing and transaction fees were partially offset by an approximate $1.3 million net increase in sell-through and other revenues from the PPT business segment. 3PF revenues decreased approximately $0.8 million during this same nine-month period, due to a loss of a key customer during the three-month period ended June 30, 2001.

Total cost of sales for the three-month period ended December 31, 2002 decreased to $18.0 million from $19.6 million for the three-month period ended December 31, 2001, a decrease of $1.6 million, or 8 percent. A significant portion this decrease in cost of sales is primarily attributable to the $2.9 million net decrease in PPT business segment revenues noted above, offset by a $1.0 million increase in agency labor cost at 3PF attributable to one of its clients significant seasonal holiday business during the period. Total cost of sales as a percent of total revenues was 85% for the three-month period ended December 31, 2002 compared to 80% for the three-month period ended December 31, 2001. Total cost of sales for the nine-month period ended December 31, 2002 decreased slightly to $53.3 million from $53.5 million for the nine-month period ended December 31, 2001, a decrease of $0.2 million. Cost of sales as a percent of total revenues, excluding the $6.4 million in revenue related to the Rentrak Japan business restructuring (see Note F.), was 83% for the nine-month period ended December 31, 2002 compared to 80% for the nine-month period ended December 31, 2001. This increase is primarily attributable to the overall change in mix from period to period of studio Units shipped and rented in the PPT business segment combined with the agency labor cost increase at 3PF for the three-month period noted above.

Total selling, general and administrative expenses were $3.7 million for the three-month period ended December 31, 2002, compared to $3.4 million for the three-month period ended December 31, 2001, an increase of $0.3 million, or 9 percent. The increase in selling, general and administrative expenses for the three-month period is primarily the result of: (1) an overall increase in the PPT business segment's overall overhead costs of approximately $0.1 million during the period; and (2) an approximate $0.7 million decrease in 3PF's overall fulfillment overhead costs during the three-month period ended December 31, 2002 due to improved cost controls, combined with an approximate $0.9 million recovery realized during the three-month period ended December 31, 2001 of a receivable previously reserved for one of 3PF's clients that filed for bankruptcy during the three-month period ended June 30, 2001, resulting in a net increase of $0.2 million between the two three-month periods ended December 31.

Total selling, general and administrative expenses were $11.3 million for the nine-month period ended December 31, 2002, compared to $14.9 million for the nine-month period ended December 31, 2001, a decrease of $3.6 million, or 24 percent. The decrease in total selling, general and administrative expenses is the result of an approximate $1.0 million decrease primarily attributable to the following factors affecting the Company's PPT business segment: (1) an approximate $0.4 million reduction in labor expense during this period due to the capitalization cost of software development for the theatrical service business initiative; (2) an increase of approximately $0.7 million in studio advertising credits earned for its PPT business during the period; (3) an approximate $0.8 million decrease in overall general expenses; (4) an approximate $0.2 million decrease in Rentrak UK's overall overhead expenses due to the resizing of those operations to correspond to lower business activity; and (5) the recognition of $0.5 million in expense for the bonus accrual related to the pre-tax financial results for the three-month period ended September 30, 2001. These expense reductions were offset by an approximate increase of $1.3 million in overall overhead cost for the continued investment in the development of the Company's theatrical service business initiative as well as a $0.3 million charge to compensation expense during the three-month period ended September 30, 2002, as the result of a former officer of the Company exercising his right to have the Company purchase from him his shares associated with his stock loan (See Note E.). The total decrease in selling, general and administrative expenses is also the result of an approximate $2.6 million decrease attributable to the following in the Company's fulfillment business segment: (1) recognition of an approximate $0.8 million in expense related to the closure of the 3PF administrative offices in Skokie, Illinois in April 2001; (2) an approximate $0.3 million of general expenses related to non-recurring contract management fees incurred during the nine-month period ended December 31, 2001; (3) an approximate $0.2 million net provision recognized during the nine-month period ended December 31, 2001 related to one of 3PF's clients that filed for bankruptcy during the three-month period ended June 30, 2001 as noted above; and (4) an approximate $1.3 million net expense reduction in overall overhead due to the implementation of better cost controls across 3PF's organization.

Operating loss from continuing operations for the three-month period ended December 31, 2002 was $0.5 million compared to operating income from continuing operations of $1.4 million for the three-month period ended December 31, 2001. The decline for the fiscal 2003 three-month period ended December 31, 2002, compared to the three-month period ended December 31, 2001, was primarily due to: (1) the decrease in PPT business segment revenues and associated gross margin and the increase in selling, general and administrative expense, as noted above; and (2) the increase in 3PF's fulfillment cost of sales combined with the increased selling, general and administrative expense during the period, as noted above. Operating income from continuing operations for the nine-month period ended December 31, 2002 was $0.2 million, compared to an operating loss of $1.0 million from continuing operations for the nine-month period ended December 31, 2001, excluding the effect of the $6.4 million in revenue noted above and the selling, general and administrative expenses associated with the Rentrak Japan relationship. The improvement for the fiscal 2003 nine-month period was primarily due to: (1) an approximate $1.0 million decrease in selling, general and administrative expenses from the Company's PPT business segment noted above and a net gain from a litigation settlement partially offset by a decline in PPT margins; and (2) a $2.6 million reduction in 3PF's overall selling, general and administrative expense, as noted above, partially offset by a reduction in 3PF margins.

Other income (expense) decreased from income of approximately $2.3 million for the three-month period ended December 31, 2001 to $11 thousand for the three-month period ended December 31, 2002, primarily due to the recognition of other income relating to the $2.4 million payment received in October 2001 associated with the Rentrak Japan relationship (See Note F.). Other income (expense) decreased from income of approximately $7.9 million for the nine-month period ended December 31, 2001 to income of $82 thousand for the nine-month period ended December 31, 2002, primarily due to the recognition of $8.0 million in other income during the nine-month period ended June 30, 2001 related to the business restructuring agreement between the Company and Rentrak Japan (See Note F.).

The effective tax rate during the three and nine-month periods ended December 31, 2002 was 38% compared to 37% and 39% during the three-month and nine-month periods ended December 31, 2001, respectively.

As a result, for the three-month period ended December 31, 2002, the Company recorded a net loss from continuing operations of $0.3 million, or 1 percent of total revenue, compared to income from continuing operations of $2.3 million, or approximately 10 percent of total revenue, in the three-month period ended December 31, 2001. The decrease in net income from continuing operations is primarily attributable to: (1) the decrease in PPT business segment revenues and associated gross margin, an increase in selling, general and administrative expenses, and the receipt of $2.4 million in October 2001 associated with the Rentrak Japan relationship, as noted above; and (2) the decline in 3PF's fulfillment gross margin due to increased cost of sales, offset by a reduction in its overall selling, general and administrative expenses, as noted above. For the nine-month period ended December 31, 2002, the Company recorded net income from continuing operations of $0.2 million, or less than 1 percent of total revenue, compared to income from continuing operations of $7.9 million, or 11 percent of total revenue, in the nine-month period ended December 31, 2001. The decrease in net income from continuing operations is primarily attributable to:
(1) the business restructuring between the Company and Rentrak Japan during the three-month period ended June 30, 2001 (See Note F) in the PPT business segment, combined with a reduction in PPT business segment revenues and gross margin, partially offset by decreased selling, general and administrative expenses, as noted above; and (2) the decline in 3PF fulfillment revenues, increase in cost of sales and resulting reduction in gross margin, offset by an overall decline in selling, general and administrative expenses, as noted above.


Discontinued Operations
-----------------------

As discussed in Note D, during the three-month period ended June 30, 2002, the Company elected to discontinue store operations of its retail subsidiary BlowOut Video, Inc. Total revenue from BlowOut decreased $1.5 million from $2.1 million for the three-month period ended December 31, 2001, to $0.6 million for the three-month period ended December 31, 2002. Cost of sales from BlowOut decreased $1.1 million from $1.6 million for the three-month period ended December 31, 2001, to $0.5 million for the three-month period ended December 31, 2002. Selling, general and administrative expenses from BlowOut decreased $0.5 million from $0.7 million for the three-month period ended December 31, 2001, to $0.2 million for the three-month period ended December 31, 2002. The revenue, cost of sales, and selling, general and administrative expenses decreases are primarily due to the closure of four of a total of six stores operated in the three-month period ended December 31, 2002. Total revenue from BlowOut decreased $3.2 million from $5.7 million for the nine-month period ended December 31, 2001, to $2.5 million for the nine-month period ended December 31, 2002. Cost of sales from BlowOut decreased $2.2 million from $4.3 million for the nine-month period ended December 31, 2001, to $2.1 million for the nine-month period ended December 31, 2002. Selling, general and administrative expenses from BlowOut decreased $1.2 million from $2.4 million for the nine-month period ended December 31, 2001, to $1.2 million for the nine-month period ended December 31, 2002. The revenue, cost of sales, and selling, general and administrative expenses decreases are primarily due to the closure of four of a total of seven stores operated in the nine-month period ended December 31, 2002.

Net loss from BlowOut decreased less than $0.1 million from $102,883 for the three-month period ended December 31, 2001, to $75,369 for the three-month period ended December 31, 2002. Net loss from BlowOut decreased $0.1 million from $0.6 million for the nine-month period ended December 31, 2001, to $0.5 million for the nine-month period ended December 31, 2002.

Financial Condition
-------------------

At December 31, 2002, total assets were $33.5 million, a decrease of $5.1 million from $38.6 million at March 31, 2002. As of December 31, 2002, cash decreased $0.5 million to $11.5 million from $12.0 million at March 31, 2002 (see the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements). Net accounts receivable decreased $1.5 million from $11.2 million at March 31, 2002 to $9.7 million at December 31, 2002, primarily due to a reduction in revenues. At December 31, 2002, other current assets were $1.6 million, a decrease of $1.5 million from $3.1 million at March 31, 2002, primarily due to the receipt, during May 2002, of the Reel.com cash settlement, as to which agreement was reached in March 2002. Current assets of discontinued operations decreased $1.5 million from $2.2 million at March 31, 2002 to $0.7 million at December 31, 2002, primarily due to a reduction of inventory related to store closures during the nine-month period. Property and Equipment decreased approximately $0.7 million from $3.9 million at March 31, 2002 to $3.2 million at December 31, 2002. Other assets increased approximately $0.7 million from $1.2 million at March 31, 2002 to $1.9 million at December 31, 2002. Both the decrease in property and equipment and the increase in other assets are associated with a sale of equipment to a customer of 3PF associated with a financing lease.

At December 31, 2002, total liabilities were $18.0 million, a decrease of $3.3 million from $21.3 million at March 31, 2002. Accounts payable decreased $2.6 million from $18.2 million at March 31, 2002 to $15.6 million at December 31, 2002, primarily due to the timing of studio and other vendor payments, and as the result of lower revenues and associated cost of sales. Accrued compensation decreased $0.5 million from $1.3 million at March 31, 2002, to $0.8 million at December 31, 2002, in part due to the payout of most of the bonus accrual related to the pre-tax financial results for the fiscal year ended March 31, 2002. Net current liabilities of discontinued operations decreased $0.1 million from $0.4 million at March 31, 2002 to $0.3 million at December 31, 2002.

At December 31, 2002, total stockholders' equity was $15.4 million, a decrease of $1.9 million from the $17.3 million at March 31, 2002. Common stock and capital in excess of par value decreased, on a combined basis, $1.9 million from $41.7 million at March 31, 2002 to $39.8 million at December 31, 2002, primarily due to the repurchase of stock under the Company's stock repurchase program and the stock warrants repurchased by the Company in November 2002 (See Note G.). Notes receivable decreased $0.4 million from $0.4 million as of March 31, 2002, to $0 as of December 31, 2002 (See Note E). Accumulated deficit increased $0.3 million from $23.9 million at March 31, 2002 to $24.2 million at December 31, 2002 due to the net loss from the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2002, the Company had cash of $11.5 million compared to $12.0 million at March 31, 2002. The Company's current ratio (current assets/current liabilities) was 1.57 at December 31, 2002 compared to 1.56 at March 31, 2002.

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and expires in May 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2 percent. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $16 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending December 31, 2002; and (4) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of December 31, 2002 and for the three and nine-month periods then ended, the Company has determined it is not in compliance with the tangible net worth covenant at December 31, 2002 and net profit financial covenants for the periods ended December 31, 2002. The Company is in the process of obtaining a waiver of non-compliance with these financial covenants at December 31, 2002 and for the periods ended December 31, 2002. The Company received a waiver of compliance for its non-compliance with the net profit covenant for the three-month period ended September 30, 2002. At December 31, 2002 and February 13, 2003, the Company had no outstanding borrowings under this agreement.

In 1992, the Company established a Retailer Financing Program whereby, on a selective basis, it provided financing to Participating Retailers that the Company believed had potential for substantial growth in the industry. The underlying rationale for this program was the belief that the Company could expand its business and at the same time participate in the rapid growth experienced by the video retailers in which it invested. During fiscal 2002, the Company discontinued new financings under this program and provided reserves of $6.6 million representing the entire outstanding balance of the program loans. The Company continues to seek enforcement of agreements entered into in connection with this program in accordance with their terms to the extent practicable.

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

CRITICAL ACCOUNTING POLICIES

The Company considers as its most critical accounting policies those that require the use of estimates and assumptions, specifically, accounts receivable reserves and studio guarantee reserves. In developing these estimates and assumptions, the Company takes into consideration historical experience, current and expected economic conditions and other relevant data. Please refer to the Notes to the 2002 Consolidated Financial Statements in the Company's 2002 Annual Report Form 10-K for a full discussion of the Company's accounting policies.


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at December 31, 2002. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.



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

Change  in  Internal  Controls
------------------------------
The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - See the Exhibit Index on page 36 hereof,

(b) Reports on Form 8-K . A report on Form 8-K was filed on November 18, 2002, reporting under Item 5, Other Events, the repurchase by the Company of stock purchase warrants held by Disney Enterprises, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of February, 2003

                                         RENTRAK CORPORATION


                                         By:  /s/ Mark L. Thoenes
                                         ------------------------
                                         Mark L. Thoenes
                                         Chief Financial Officer
                                         Signing on behalf of the registrant

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  February 14, 2003

     By: /s/ Paul A. Rosenbaum
     -------------------------
     Paul A. Rosenbaum
     Chairman and Chief Executive Officer

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 14, 2003


By: /s/ Mark L. Thoenes
-----------------------
Mark L. Thoenes
Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rentrak Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul A. Rosenbaum, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

               1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Paul A. Rosenbaum
------------------------------
Paul A. Rosenbaum
Chairman and Chief Executive Officer
Rentrak Corporation
February 14, 2003



In connection with the Quarterly Report of Rentrak Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Thoenes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

               1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Mark L. Thoenes
--------------------------------
Mark L. Thoenes
Chief Financial Officer
Rentrak Corporation
February 14, 2003

                                  EXHIBIT INDEX

The following exhibit is filed herewith:

Exhibit
Number   Exhibit
10.1     Revolving Line of Credit Agreement with Wells Fargo Bank dated
         June 15, 2002.
10.2 Employment Agreement with Kenneth M. Papagan dated November 18, 2002, together with form of incentive stock option agreement.
10.3     Employment Agreement with Timothy J. Erwin Dated November 1,
         2002. *
10.4     Employment Agreement with Christopher E. Roberts dated
         November 1, 2002. *
10.5     Employment Agreement with Ronald Giambra dated July 1, 2002.

*Portions omitted pursuant to a request for confidential treatment filed with the Security and Exchange Commission.