Form 10-K
period 2003-03-31
RENTRAK CORP
filed 2003-06-26
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended March 31, 2003 or
____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes____ No X

As of September 30, 2002, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the last sales price as reported by NASDAQ, was $36,074,493.

As of June 23, 2003, the Registrant had 64,702,942 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART II and III OF THIS FORM 10-K

                                TABLE OF CONTENTS

Item          PART I                                                      Page

1.            Business                                                  3

2.            Properties                                                9

3.            Legal Proceedings                                         9

4.            Submission of Matters to a Vote of Security Holders       9

              PART II

5.            Market for  Registrant's Common Equity and Related
              Stockholder Matters                                       10

6.            Selected Financial Data                                   11

7.            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       12

7A.           Quantitative and Qualitative Disclosures About
              Market Risk                                               25

8.            Financial Statements and Supplementary Data               26

9.            Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                       58
              Disclosure

              PART III

10.           Directors and Executive Officers of the Registrant        58

11.           Executive Compensation                                    58

12.           Security Ownership of Certain Beneficial Owners           58
              and Management and Related Stockholder Matters

13.           Certain Relationships and Related Transactions            58

14.           Controls and Procedures                                   58

              PART IV

15.           Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                               60

                                     PART I

ITEM 1.          BUSINESS

GENERAL
-------

The Company's primary business continues to be the collection, processing, analysis and presentation of rental and sales information regarding videocassettes ("Cassettes"), digital videodiscs ("DVD's"), and Video Games (collectively "Units") leased to home video specialty stores and other retailers by way of its Pay Per Transaction system (the "PPT System"). Under the Company's PPT System, home video specialty stores and other retailers that rent (Units) to consumers ("Retailers"), including grocery stores and convenience stores, lease Units, and other media from Rentrak for a low initial fee and share a portion of each retail rental transaction with the Company. The Company included Video Games as part of the PPT system in fiscal 2003. The Company's PPT System generated 78 percent, 73 percent and 80 percent of total revenues in fiscal years 2003, 2002 and 2001, respectively.

The Company has engaged in additional lines of business through the following subsidiaries:

3PF.COM, Inc. ("3PF") provides order processing, inventory management, and fulfillment services to retailers and wholesalers and to other businesses requiring just-in-time fulfillment. In June 2003, the Company agreed to sell 3PF's operating assets at its Wilmington, Ohio, facility. (See Note 3 of the Notes to the Consolidated Financial Statements.)

BlowOut Video, Inc., sold cassettes and DVD's through its Website www.blowoutvideo.com, and through three retail outlets. Operations of BlowOut Video, Inc., were fully discontinued in fiscal year 2003. (See Note 2 of the Notes to the Consolidated Financial Statements.)

PAY-PER-TRANSACTION SYSTEM
--------------------------

The Company distributes Units principally to home video specialty stores through its PPT System. The PPT System enables Retailers to obtain Units at a significantly lower initial cost than if they purchased the Units from traditional video distributors.

After the Retailer is approved for participation in the PPT System, Units are leased to the Retailer for a low initial fee (the "Order Processing Fee") plus a percentage of revenues generated by the Retailer from rentals to consumers (the "Transaction Fee"). The Company retains a portion of each Order Processing Fee and Transaction Fee and remits the remainder to the appropriate motion picture studios or other licensee or owner of the rights to certain video programming, or video game publishers, ("Program Suppliers") that hold the distribution rights to the Units. Due to the lower cost of "bringing Units in the door", Retailers generally obtain a greater number of Units under the PPT System than the traditional distribution method. The intended benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The intended benefit to the Program Supplier is an increase in the total number of Units shipped, resulting in increased revenues and opportunity for profit. The intended benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System ("Participating Retailers").

The Company markets its PPT System throughout the United States and Canada, as well as in the United Kingdom through a subsidiary. Following the sale of a 5.6 percent interest in Rentrak Japan Co., Ltd. ("Rentrak Japan"), a Japanese corporation which markets a similar service to video retailers in Japan, in October 2001, the Company no longer received revenues from the Asian markets.

In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited (Rentrak
UK) to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK, or nondelivery, by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67% of Rentrak UK's gross revenues from any and all sources. Rentrak currently owns 92% of Rentrak UK while Rentrak Japan holds 8%. From inception, Rentrak UK did not generate income or positive cash flow and, as a result, the Company wrote down substantially all long-lived assets including goodwill and certain fixed assets totaling $222,000 in fiscal 2000. Through March 2003, Rentrak UK improved its performance producing minimal income and cash flow. Management of the Company has made changes to decrease the cost of operations, including space and staffing costs, and it is continuing to closely evaluate the financial performance of operations. Management is currently considering various alternatives including selling or closing down Rentrak UK's operations.

The Company currently offers substantially all of the titles of a number of non-Video Game Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation and MGM Home Entertainment, a subsidiary of the Metro Goldman Meyer Company. The Company's arrangements with all of its Program Suppliers are of varying duration, scope and formality. In some cases, the Company has obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to the Company for the PPT System. Many of the Company's agreements with Program Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have available for distribution titles which the Company can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers to the Company, there is no assurance that they will be made available on terms acceptable to the Company. During the last three years, the Company has not experienced any material difficulty acquiring suitable Units for the Company's markets on acceptable terms and conditions from Program Suppliers that have agreed to provide the same to the Company. The Company has one Program Supplier that supplied product that generated 16 percent, two that generated 15 percent, and a fourth that generated 11 percent of Rentrak revenues for the year ended March 31, 2003. There were no other Program Suppliers who provided product that generated more than 10 percent of revenues for the year ended March 31, 2003.

The Company currently receives a significant amount of product from four Program Suppliers. Although management does not believe that these relationships will be terminated in the near term, a loss of any of these suppliers could have an adverse effect on the Company's operating results.

Certain Program Suppliers have requested, and the Company has provided, financial or performance commitments from the Company, including advances, warrants, or guarantees, as a condition of obtaining certain titles. The Company determines whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier's success with such titles prior to home video distribution and the Company's assessment of expected success in home rental distribution. The Company currently continues this practice with one Program Supplier for movies and three Program Suppliers for Video Games.

Distribution of Cassettes, DVD's, and Video Games ("Units")
-----------------------------------------------------------

The Company's proprietary Rentrak Profit Maker Software (the "RPM Software") allows Participating Retailers to order Units through their Point of Sale ("POS") system software and provides the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface. To further assist the Participating Retailers in ordering, the Company also produces a monthly product catalog called "Ontrak."

To be competitive, Participating Retailers must be able to rent their Units on the "street date" announced by the Program Supplier for the title. Rentrak has contracted with 3PF to distribute Rentrak's Units via overnight air courier to assure delivery to Participating Retailers on the street date. The freight costs of such distribution comprise a portion of the Company's consolidated cost of sales.

Computer Operations
-------------------

To participate in the Company's PPT System, Participating Retailers must install Rentrak approved computer software and hardware to process all of their rental and sale transactions. Participating Retailers are required to use one of the POS software vendors approved by the Company as conforming to the Company's specifications. The Company's RPM Software resides on the Participating Retailer's POS computer system and transmits a record of PPT transactions to the Company over a telecommunications network. The RPM Software also assists the Participating Retailer in ordering newly released titles and in managing the inventory of Units.

The Company's information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it determines variations from statistical norms for potential audit action. The Company's information system also transmits information on new titles and confirms orders made to the RPM Software at the Participating Retailer location.

Retailer Auditing
-----------------

From time to time, the Company audits Participating Retailers in order to verify that they are reporting all rentals and sales of Units on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers whose PPT business activity varies from the Company's statistical norms. Depending upon the results of the Company's analysis of the reports, the Company may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow such an audit can be cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Units.

Seasonality
-----------

The Company believes that the home video industry is highly seasonal because Program Suppliers tend to introduce hit titles for movies at two periods of the year, early summer and Christmas. Since the release of movies to home video usually follows the theatrical release by approximately six months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur in early summer and at Christmas. The Company believes its volume of rental transactions reflects, in part, this seasonal pattern, although changes in Program Suppliers' titles available to the Company, and Participating Retailers may tend to obscure any seasonal effect. The Company believes such seasonal variations may be reflected in future quarterly patterns of its revenues and earnings.

Retailer Financing Program
--------------------------

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

Competition
-----------

The Cassette, DVD, and Video Game distribution business is a highly competitive industry that is rapidly changing. The traditional method of distributing these Cassettes, DVD's, and Video Games ("Units") to Retailers is through purchase transactions; i.e., a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above (see "Pay-Per-Transaction System"), the Company's PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, the Company faces intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., VPD, and Video One Canada, Ltd. These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than the Company.

In the last two years certain traditional distributors have taken steps to offer Units to Retailers on a revenue sharing basis. For example, several traditional distributors have executed licensing agreements with Supercomm, Inc.
("Supercomm"), now a wholly-owned subsidiary of Columbia TriStar Home Entertainment, to market product on revenue sharing terms. Several traditional distributors have also executed revenue sharing agreements with motion picture studios ("Studios").

The Company also competes with Supercomm in two additional areas: (1) domestically - for processing data for certain Studios' direct relationships with Blockbuster Video and other Retailers; and (2) internationally in certain markets. Supercomm also processes data for traditional distributors such as Ingram who then compete with the Company for revenue sharing Units as well as traditional Units.

The Company also faces direct competition from the Studios. Beginning in 1997, several major Studios offered Retailers discounted pricing if such Retailers substantially increased the quantity of Units purchased. Also, some major Studios have offered Units to Retailers on a lease basis. In addition, all major Studios sell Units directly to major Retailers including Blockbuster, the world's largest chain of home video specialty stores. The Company believes most of the major Studios have executed direct revenue sharing agreements with Blockbuster and Hollywood Entertainment, the world's second largest chain of home video specialty stores. The Company also believes that certain Studios have executed direct revenue sharing agreements with several other large Retailers. The Company does not believe that the Studios have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

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

Foreign Operations
------------------

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

Effective April 2, 2001 the Company and Rentrak Japan entered into a restructuring agreement of their relationship. The Company transferred exclusive rights to implement its PPT System within specified countries in the Far East, including related trademark and other intellectual property rights, to Rentrak Japan. In exchange for the transfer, Rentrak Japan made a lump sum payment of $5.7 million to the Company and released certain of the Company's payment obligations totaling approximately $1.3 million. As part of the transaction, Rentrak Japan's obligation to pay annual royalties to the Company in connection with use of its PPT System was terminated. (See Note 1(b) of the Notes to the Consolidated Financial Statements.)

DIRECT REVENUE SHARING
----------------------

The Company provides direct revenue sharing ("DRS") services to various Suppliers that also participate in the PPT System. The DRS services consist of data collection, tracking, auditing and reporting of revenue sharing rental and sales transactions for the Suppliers, of large retail chain video store customers that rent Cassettes, DVD's and Video Games and engage in revenue sharing arrangements directly with these Suppliers. The Company utilizes its computer software it developed to collect, track, audit and report the results to the Suppliers under established agreements on a fee for service basis.

BUSINESS INTELLIGENCE SERVICES
------------------------------

The Company has begun to transform itself into a leading provider of business intelligence ("BI") services, by taking advantage of the capabilities it built through its PPT System services in the entertainment industry. During fiscal
2003  the  Company  invested  over $4  million  in the  continued  research  and development of its suite of software and services consisting of Box Office Essentials, VideoGame Essentials, Retail Essentials, VOD Essentials, Calendar Essentials and Supply Chain Essentials for the entertainment industry and beyond. The Essentials software and services provides unique data collection, management, analysis and reporting resulting in business intelligence information valuable to the Company's clients who use these services. The Company began providing Box Office Essentials services to clients beginning in the fourth quarter of fiscal 2003. The Company believes that the investments it made in fiscal 2003 and those it intends to make in fiscal 2004 should begin to generate additional revenues and contributions to profits of the Company over the next 12 to 24 months.

FORMOVIES.COM
-------------

Formovies.com is a website designed by the Company and dedicated to assist consumers in finding a local video store where they can rent and/or purchase video products they are specifically seeking. Consumers can find a particular movie of their choice by searching on various attributes of that title. Once found they can then determine the closest video store that carries that product.


Trademarks, Copyrights, and Proprietary Rights
----------------------------------------------

The Company has registered its "RENTRAK", "PPT", "Pay Per Transaction", "Ontrak", "BudgetMaker", "DataTrak", "Prize Find" , "BlowOut Video", "Fastrak", "GameTrak", "RPM", "Videolink+", "Unless You're Rich Enough Already", "Sportrak", "Movies For The Hungry Mind", "VidAlert", "Active Home Video", "Movie Wizard", and "Gotta Have It Guarantee" marks under federal trademark laws. The Company has applied and obtained registered status in several foreign countries for many of its trademarks. The Company has filed an application to register its "Essentials" trademark. The Company claims a copyright in its RPM Software and considers it to be proprietary. The Company has also filed notice and claims a copyright on its Essentials software.

Employees
---------

As of March 31, 2003, including all subsidiaries, the Company employed 293 active employees. The Company considers its relations with its employees to be good.

Financial Information About Industry Segments
---------------------------------------------

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the Company's business segments.

Website
-------

The Company maintains its website at www.rentrak.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 2.          PROPERTIES

The Company currently maintains its headquarter offices in Portland, Oregon where it leases 48,800 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006. The Company's subsidiary, 3PF, maintains one distribution facility in Wilmington, Ohio and one in Columbus, Ohio where it leases 121,600 and 388,264 square feet, respectively. These distribution facilities also include administrative office space. These two distribution facility leases expire on December 31, 2010 and February 28, 2008, respectively. (See Note 3 of the Notes to the Consolidated Financial Statements regarding the sale of 3PF's assets and the impact to the leases of these two distribution facilities.)

ITEM 3.          LEGAL PROCEEDINGS

The Company may from time to time be a party to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these potential actions is not expected to materially affect the financial position or results of operations of the Company as a whole. The Company currently has no material outstanding litigation.

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

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

The Company's common stock, $.001 par value, is traded on the Nasdaq National Market, where its prices are quoted under the symbol "RENT". As of June 2, 2003 there were approximately 300 holders of record of the Company's common stock. On June 2, 2003, the closing sales price of the Company's common stock as quoted on the Nasdaq National Market was $5.99.

The following table sets forth the reported high and low sales prices of the Company's common stock for the periods indicated as regularly quoted on the Nasdaq National Market.


    -------------------------------------------------------------
          QUARTER ENDED            HIGH               LOW
    -------------------------------------------------------------
    JUNE 30, 2001                  $4.90             $2.99
    -------------------------------------------------------------
    SEPTEMBER 30, 2001             $3.74             $2.86
    -------------------------------------------------------------
    DECEMBER 31, 2001              $5.93             $3.00
    -------------------------------------------------------------
    MARCH 31, 2002                 $8.00             $5.50
    -------------------------------------------------------------
    June 30, 2002                  $7.20             $4.58
    -------------------------------------------------------------
    September 30, 2002             $5.03             $3.27
    -------------------------------------------------------------
    December 31, 2002              $5.79             $3.76
    -------------------------------------------------------------
    March 31, 2003                 $6.00             $4.31
    -------------------------------------------------------------

DIVIDENDS
---------

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

ITEM 6.    SELECTED FINANCIAL DATA


                                                                          (In Thousands Except Per Share Amounts)
                                                                                     Year Ended March 31,
                                                                   2003          2002          2001           2000          1999
                                                            -----------------------------------------------------------------------
Statement of Operations Data
  Revenues:
        Order processing fees                                    $ 15,081      $ 16,866       $ 18,563      $ 22,331      $ 21,854
        Transaction fees                                           42,258        44,102         55,752        61,476        72,240
        Sell-through fees                                           8,558         7,324          8,431         9,826        12,280
        Communication fees                                          1,185         1,136          1,509         2,099         2,228
        Fulfillment                                                15,266        15,342         20,137         8,337         6,395

        Other                                                       3,872        11,224          3,668         3,624         3,227
                                                            -----------------------------------------------------------------------
   Total revenues                                                  86,220        95,994        108,060       107,693       118,224
                                                            -----------------------------------------------------------------------
Operating costs and expenses:
   Cost of sales                                                   70,962        71,979         86,808        87,617        99,807
   Selling and administrative expense                              14,786        17,282         31,002        25,360        15,555
   Net (gain) loss on litigation settlements                         (362)       (1,563)          (225)       (7,792)         1,099
   Asset impairment                                                   844           424              -             -             -
                                                            -----------------------------------------------------------------------
   Total operating cost and expenses                               86,230        88,122        117,585       105,185       116,461
   Income (loss) from continuing operations                           (10)        7,872         (9,525)        2,508         1,763
  Other income (expense)                                              179         7,913         (2,149)       (1,389)           597
                                                            -----------------------------------------------------------------------
   Income (loss) from continuing operations before
       income tax (provision) benefit and loss from
          discontinued operations                                     169        15,785        (11,674)        1,119         2,360
   Income tax (provision) benefit                                     (85)       (5,998)         4,356          (275)         (919)
                                                            -----------------------------------------------------------------------
   Income (loss) from continuing operations                            84         9,787         (7,318)          844         1,441
   Income (loss) from discontinued operations (1)                    (582)         (793)          (259)        2,581           602
                                                            -----------------------------------------------------------------------
   Net income (loss)                                              $  (498)      $ 8,994       $ (7,577)      $ 3,425       $ 2,043
                                                            -----------------------------------------------------------------------
Earnings (loss) per share:
  Basic:
     Continuing operations                                        $  0.01       $  0.94       $  (0.61)      $  0.08       $  0.13
     Discontinued operations                                        (0.06)        (0.08)         (0.02)         0.25          0.06
                                                            -----------------------------------------------------------------------
        Net income (loss)                                         $ (0.05)      $  0.86       $  (0.63)      $  0.33       $  0.19
                                                            =======================================================================
  Diluted:
     Continuing operations                                        $  0.01       $  0.92       $ (0.61)       $  0.08       $  0.13
     Discontinued operations                                       (0.06)        (0.07)         (0.02)          0.24          0.05
                                                            -----------------------------------------------------------------------
        Net income (loss)                                         $ (0.05)      $  0.85       $  (0.63)      $  0.32       $  0.18
                                                            =======================================================================
  Common shares and common share equivalents
       used to compute diluted EPS                                  9,779        10,613         11,985        10,759        11,057

                                                                2003          2002          2001           2000          1999
                                                            -----------------------------------------------------------------------
Balance Sheet Data
   Working Capital                                                $ 0,875       $11,676       $  3,866       $ 9,360       $  (293)
   Total Assets                                                    30,726        38,612         39,126        50,473        46,262

   Long-term Liabilities                                              668           496          1,175             -             -
   Stockholders' Equity                                            15,437        17,278         11,387        18,081        12,274

(1) See Note 2 of the Notes to the Consolidated Financial Statements. Fiscal years 1999 and 2000 include the discontinued operations of BlowOut
      Entertainment.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

Certain information included in the Annual Report on Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the PPT System successfully, the financial stability of the Participating Retailers and their performance of their obligations under the PPT System, the closure of subsidiary operations, non-renewal of the Company's line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, and the continued availability of Units from Program Suppliers. This Annual Report on Form 10-K further describes some of these factors. (References to Notes are to Notes to the Consolidated Financial Statements included in Item 8 of this report.)

Results of Operations
---------------------

Fiscal 2003 Compared to Fiscal 2002

PPT Operations and Other Continuing Subsidiaries
------------------------------------------------

For the fiscal year ended March 31, 2003, the Company's total consolidated revenue decreased $9.8 million to $86.2 million from $96.0 million in the prior fiscal year. Total consolidated revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes, DVD's and Video Games ("Units") are ordered by and distributed to Participating Retailers; transaction fees generated when Participating Retailers rent Units to consumers; sell-through fees generated when Participating Retailers sell Units to consumers; communication fees when Participating Retailers' point-of-sale systems are connected to the Company's information system; and sell-through fees when Participating Retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to Studios, as well as charges for internet services provided by the Company's subsidiary formovies.Com, Inc. In addition, other revenue includes charges to customers of the Company's subsidiary 3PF which provides e-commerce order processing, fulfillment and inventory management services, and royalty payments from Rentrak Japan through 2002.

The decrease in total consolidated revenue in fiscal 2003 was primarily due to the fact that in 2002 the Company earned royalties and other revenues from Rentrak Japan totaling $6.4 million. The Company's arrangement with Rentrak Japan ended in fiscal 2002. In fiscal 2003 the Company earned $0 revenue from Rentrak Japan (See Note 1b). The decrease in consolidated revenue was additionally due to (1) a decline in the number of rental turns of the Units in the stores; and (ii) PPT "output programs" and other PPT programs under which the program supplier and the Company agreed to charge a lower order processing and transaction fee in exchange for Retailers committing to take an increased total number of Units. These programs were a response to the shift from the VHS cassette format to the DVD format and resulted in an increased total number of Units leased but a reduced amount of fees per Unit.

In fiscal 2003, the PPT business segment revenues were $71.0 million, a decrease of $3.3 million, or 4 percent, from $74.3 million in fiscal 2002. The decrease consisted of the following items. Order processing-fee revenue decreased to $15.1 million from $16.9 million in fiscal 2002, a decrease of $1.8 million, or 11 percent. Transaction-fee revenue totaled $42.3 million, a decrease of $1.8 million, or 4 percent, from $44.1 million the previous fiscal year. Sell-through revenue was $8.6 million in fiscal 2003 as compared to $7.3 million in fiscal 2002, an increase of $1.3 million or 18 percent. Communication fee revenue was $1.2 million in fiscal 2003 as compared to $1.1 million in fiscal 2002, an increase of $0.1 million, or 9 percent.

Also included in the PPT business segment are the following other revenues: (i) direct revenue sharing fees totaling $3.1 million in fiscal 2003, a decrease of $0.8 million, or 21 percent, from $3.9 million in fiscal 2002; and (iii) royalty and other revenues totaling $0.7 million in fiscal 2003 and $0.8 million in fiscal 2002. The direct revenue sharing fee decrease was substantially due to the termination of an agreement between one of the Company's major studio customers and a major retailer. The Company believes that that agreement will soon be renewed.

Cost of sales in the PPT business segment consists of order processing costs, transaction costs, sell through costs and freight costs, and represents the direct costs to produce the PPT revenues. Order processing costs, transaction costs and sell through costs represent the amounts due the Program Suppliers that hold the distribution rights to the cassettes, DVD's and Video Games ("Units") under agreement with the Company. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers.

Cost of sales for the PPT business segment in fiscal 2003 decreased to $55.7 million from $57.3 million the prior fiscal year, a decrease of $1.6 million, or 3 percent. The change is primarily due to the factors that led to changes in revenue as noted above. In fiscal 2003 the Company's PPT business segment gross profit margin decreased to 22 percent from 23 percent the previous year. The decrease in gross margin is partially due to an increase in warrant amortization. Management elected to fully amortize the remaining unamortized value of warrants as of March 31, 2003 previously issued to a customer in conjunction with a service agreement based on the expectation that the customer would not be utilizing the services of the Company in future periods. (See Note
9)

Selling, General & Administrative expenses in the PPT business segment consist of the indirect costs to sell, administer and manage the PPT business. These expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

PPT business segment selling and administrative expenses were $12.4 million in fiscal 2003 compared to $12.3 million in fiscal 2002. This increase of $0.1 million, or 1 percent, was primarily attributable to costs associated with the development of new software and services including Box Office Essentials, the Company's recently developed software and service that collects and reports information on theatrical releases of movie titles for the studios. Item 1. Business - Business Intelligence Services of this report further describes certain of these factors.

The net gain from the litigation settlement with a prior customer of the Company, Hollywood Entertainment, was $1,563,000 for fiscal 2002 and $362,000 for fiscal 2003. The $1,563,000 of proceeds from the claim settled in fiscal 2002 was received in May 2002 from Hollywood Entertainment and related to a breach of a fulfillment contract. In April 2002, in a confidential settlement agreement, Hollywood agreed to pay an additional $362,000 to the Company to resolve all outstanding issues between the two parties.

PPT other income (expense) was an expense of $0.1 million in fiscal 2003 compared to income of $8.1 million for fiscal 2002, a decrease of $8.2 million. This decrease is primarily due to an $8.0 million recognition of other income related to the business restructuring with Rentrak Japan in fiscal 2002 (See
Note 1b).

As a result of the above, for the fiscal year ended March 31, 2003, the Company recorded pre-tax income of $3.4 million, or 5 percent of total revenue, from its PPT business, compared to pre-tax income of $19.9 million, or 25 percent of total revenue, in the prior fiscal year including royalty revenue and other income from the Rentrak Japan business restructuring (See Note 1b),

The Cassette, DVD, and Video Game distribution business is a highly competitive industry that is rapidly changing. The effect of these changes could have a material impact on the Company's operations. Item 1. Business--Competition of this report further describes certain of these factors.

Included in other consolidated revenue are the results from other subsidiaries, primarily the operations of 3PF.

Revenues in the 3PF business segment generally consist of storage fees, receiving fees, handling fees, special service fees, freight charges and other fees. These fees represent the continuum of services provided by 3PF from: (i) receipt of client product(s) into the distribution facility; (ii) storage of the client product(s); (iii) the picking and packing services (handling) and other special services for client product(s) to prepare for shipment , and: (iv) freight charges for the administration of the client shipping and the charges by various carriers to ship the clients' product to their customers.

Cost of sales in the 3PF business segment consist of freight, compensation, agency employees, supplies, occupancy, equipment leases and depreciation, and represent the direct costs to produce the fulfillment revenues. Freight represents the charges by various carriers to 3PF to ship its clients' products to their customers. Compensation and agency employees represent the costs of management and staff cost directly involved in the daily fulfillment operations. Occupancy represents the facility costs of the real property to conduct the fulfillment operations. Equipment leases and depreciation represent the cost of equipment and other assets used in the fulfillment operations.

Selling, General & Administrative expenses in the 3PF business segment consist of the indirect costs to sell, administer and manage the fulfillment business. These expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, personal property leases, as well as other general corporate expenses.

Total revenues from 3PF were $15.3 million for fiscal 2003 and $15.3 million for fiscal 2002. Cost of sales was $15.3 million, an increase of $0.6 million from the $14.7 million recorded in fiscal 2002. This increase is primarily due to the on-going carrying cost of unutilized distribution facility capacity. As a percentage of total 3PF revenue, total cost of sales was 100 percent and 93 percent for fiscal 2003 and 2002, respectively. Selling and administrative expenses decreased to $2.4 million in fiscal 2003 from $4.1 million in fiscal 2002, a decrease of $1.7 million. As a percentage of total revenue, selling and administrative expenses decreased to 16 percent for fiscal 2003 from 27 percent for the prior fiscal year. The $1.7 million decrease was primarily due to decreased compensation, advertising, travel and entertainment expenses and other costs as the Company continued to adjust its overhead infrastructure to better fit the operating size of its business.

In June 2002, 3PF entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The term of the lease expires July 31, 2006. The sublease requires monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF's master lease for this facility. Additionally in June 2002 in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer's specifications. This lease, upon expiration, contains a $1.00 purchase option. The financing lease for the equipment was recorded as a note receivable in the amount of $1,838,062 payable to 3PF in monthly installments. The current and long-term portions of this note receivable were $496,947 and $1,076,395 respectively. The transaction resulted in a deferred gain in the amount of $509,044 which is being recognized as interest income by 3PF ratably throughout the life of the lease.

In 2003, management determined that it is unlikely that 3PF would achieve its business plans and initiated a plan to sell the assets of 3PF. Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF's assets would be sold or otherwise disposed of. As a result of this determination, management assessed during the quarter ended March 31, 2003, the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF

Accordingly, management performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS 144, Accounting for the Impairment of Long-Lived Assets. This assessment resulted in 3PF recognizing an asset impairment expense during the three-month period ended March 31, 2003 in the amount of $844,041 for the write down of its assets to estimated fair market value of approximately $800,000.

On June 17, 2003 the Company announced it signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio, operation. The agreement covers all equipment and leasehold improvements at 3PF's leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement,

3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $800,000 is approximately equal to the net book value of the assets sold at March 31, 2003. During the sale negotiations, the Company received notification from 3PF's largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it does not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. As a result, the Columbus, Ohio distribution facility lease is not included in the asset sale transaction. The Columbus, Ohio distribution facility has been used exclusively to service this customer and as of August 1, 2003 will not be in use. The Company plans to begin the settlement of this lease obligation immediately upon the closing of the asset sale transaction which is expected to occur in the 2003 second fiscal quarter.

See Note 3 of the Consolidated Financial Statements regarding other aspects of 3PF.

3PF other income (expense) was an expense of $250,000 in fiscal 2002 compared to $0 in fiscal 2003. This expense was due to the write-off of an unrealizable investment previously made in a former customer.

As a result of the foregoing factors, for the fiscal year ended March 31, 2003, 3PF recorded a pre-tax loss of $3.2 million, or 21 percent of total revenue. This compares with pre-tax loss of $4.1 million, or 27 percent of total revenue, in fiscal 2002. As a result of this aforementioned asset sale, the Company expects its consolidated revenues and costs, as a result of the revenues and costs that were historically associated with the discontinuance of the 3PF operations, to decrease in fiscal year 2004 as a result.

As a result of the above, for the fiscal year ended March 31, 2003, the Company recorded consolidated pre-tax income from continuing operations of $168,905, or less than 1 percent of total consolidated revenue, compared to consolidated pre-tax income from continuing operations of $15.8 million, or 16 percent of total consolidated revenue, in the prior fiscal year.

The consolidated effective tax rate for continuing operations for fiscal 2003 and fiscal 2002 was 50 percent and 38 percent, respectively.

Discontinued Operations
-----------------------

Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video did not meet the expectations of management. As a result, during the three-month period ended June 30, 2002, management initiated a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. As of March 31, 2003, all operations had ceased. Rentrak plans to continue selling its contractually available end-of-term PPT revenue sharing product through broker channels after the store operations are fully discontinued.

BlowOut Video generated revenues of $2.6 million and a net loss of $0.6 million, or $0.06 per share, operating three stores in the year ended March 31, 2003, compared with revenues of $6.6 million and a net loss of $0.8 million or $0.07 per diluted share, during the year ended March 31, 2002, during which it operated seven stores.

Fiscal 2002 Compared to Fiscal 2001

PPT Operations and Other Continuing Subsidiaries
------------------------------------------------

For the year ended March 31, 2002, the Company's total consolidated revenue decreased $12.0 million to $96.0 million from $108.0 million in the prior fiscal year. Total consolidated revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes, DVD's, and Video Games ("Units") are ordered by and distributed to Participating Retailers; transaction fees generated when Retailers rent Units to consumers; sell-through fees generated when Participating Retailers sell Units to consumers;
communication fees when Participating Retailers' point-of-sale systems are connected to the Company's information system; and buy out fees when
Participating Retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to Studios, as well as charges for internet services provided by the Company's subsidiary formovies.Com, Inc. In addition, total consolidated revenue includes charges to customers of the Company's subsidiary 3PF which provides e-commerce order processing, fulfillment and inventory management services (See Note 3), and royalty payments from Rentrak Japan. The other segment formerly included BlowOut Video, Inc., a video retailer, which the Company elected to discontinue during the three month period ended June 30, 2002 (See Note 2).

The decrease in total consolidated revenue in fiscal 2002 was primarily due to a decrease in the PPT System revenues in the PPT business segment as the result of: (i) a decline in the number of total titles released to the PPT System, as well as the number of theatrical titles released and the box office performance of those titles; and (ii) PPT "output programs" and other PPT programs that result in an increased total number of Units leased for a reduced amount of fees per Unit whose rental volume produced a decline in revenue. In addition, PPT System revenue was also affected by the willingness of program suppliers to engage in direct revenue sharing arrangements with the largest retailer chains. These changes caused decreases in the Company's PPT System order processing-fee revenue as well as its transaction-fee revenue. The PPT business segment revenue decline was partially offset by an increase in direct revenue sharing fees as the result of increased business activity from these Studio agreements. The decrease in total consolidated revenue was additionally due to decreased revenue from 3PF's services resulting primarily from the loss of customers. These revenue decreases were partially offset by the royalty revenue as the result of a business restructuring with Rentrak Japan in fiscal 2002 (See Note 1).

In fiscal 2002, PPT business segment revenues were $74.3 million, a decrease of $12.5 million, or 14 percent, from $86.8 million in fiscal 2001. During the year, order processing-fee revenue decreased to $16.9 million from $18.6 million in fiscal 2001, a decrease of $1.7 million, or 9 percent. Transaction-fee revenue totaled $44.1 million, a decrease of $11.7 million, or 21 percent, from $55.8 million the previous fiscal year. Sell-through revenue was $7.3 million in fiscal 2002 as compared to $8.4 million in fiscal 2001. Communication fee revenue was $1.1 million in fiscal 2002 as compared to $1.5 million in fiscal 2001, a decrease of $0.4 million, or 27 percent.

Also included in the PPT business segment are the following other revenues: (i) direct revenue sharing fees totaling $3.9 million in fiscal 2002, an increase of $2.0 million, or 105 percent, from the $1.9 million in fiscal 2001; and (ii) royalty and other revenues totaling $0.8 million in fiscal 2002 and $0.6 million in fiscal 2001.

Royalty and other revenue from Rentrak Japan totaled $6.4 million during fiscal 2002, as a result of the business restructuring with Rentrak Japan, compared to $1.1 million in Rentrak Japan royalty revenue in the previous fiscal year.

Cost of sales in the PPT business segment consist of order processing costs, transaction costs, sell through costs and freight costs, and represent the direct costs to produce the PPT revenues. Order processing costs, transaction costs and sell through costs represent the amounts due the motion picture studios, video game publishers or other licensee or owner of the rights to certain video programming ("Program Suppliers") that hold the distribution rights to the videocassettes, DVD's and video games ("Units") under agreement with the Company. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers.

Cost of sales for the PPT business segment in fiscal 2002 decreased to $57.3 million from $68.4 million the prior fiscal year, a decrease of $11.1 million, or 16 percent. The change is primarily due to the factors that led to changes in revenue as noted above. In fiscal 2002 the Company's PPT business segment gross profit margin, excluding the royalty revenue from Rentrak Japan, increased to 23 percent from 21 percent the previous year.

Selling, General & Administrative expenses in the 3PF business segment consist of the indirect costs to sell, administer and manage the fulfillment business. These expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, personal property leases, as well as other general corporate expenses.

PPT business segment selling and administrative expenses were $12.3 million in fiscal 2002 compared to $25.5 million in fiscal 2001. This decrease of $13.2 million, or 52 percent, was primarily attributable to the following items all reported in the quarter ended September 30, 2000: (i) a $1.3 million severance payment to the Company's former chairman and chief executive officer; (ii) $0.6 million in legal costs and proxy solicitation costs incurred by the Company related to the proxy contest at the 2000 annual shareholders meeting; (iii) $0.4 million in costs to reimburse the dissident shareholder group for their legal and other costs associated with the proxy contest; (iv) $6.1 million of costs associated with the reserve or write-off of investments related to customers participating in the Company's Retailer Financing Program; (v) $1.0 million in write-offs of investments and other assets deemed by the Company to be non-realizable; (vi) $1.4 million in write-offs of accounts receivable based on the Company's assessment of the collectibility of those accounts due to changes in the financial condition and payment ability of those customers and (vii) a $0.5 million loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a prior customer. The $6.1 million of costs associated with the accounts receivable reserve and write off of investments related to the Company's retailer financing program. This program consisted of $5.1 million trade accounts receivable due from two customers as a result of PPT revenue transactions and a $925,216 equity investment in one of the companies. Both these customers declared bankruptcy in the quarter ended September 30, 2000, giving rise to this charge. Additionally, the Company's legal costs in fiscal 2002, related to the PPT business, decreased by approximately $1.6 million from the prior fiscal year.

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

PPT other income (expense) was an expense of $2.1 million in fiscal 2001 compared to income of $8.1 million for fiscal 2002, an increase of $10.3 million. This increase is primarily due to: (i) a $0.1 million decrease in interest income; (ii) a $0.8 million decrease in interest expense due to the payoff of the line of credit at the beginning of fiscal 2002; (iii) a decrease in loss on the sale of investment securities, a loss realized on the sale of stock received previously by the Company pursuant to the settlement of a claim with a customer and the write-off of assets, or write-down of various assets to their net realizable value, totaling $1.7 million in fiscal 2001 compared to $0 in fiscal 2002; and (iv) a $8.0 million recognition of other income related to the business restructuring with Rentrak Japan in fiscal 2002.

As a result of the above, for the fiscal year ended March 31, 2002, the Company recorded pre-tax income of $19.9 million, or 25 percent of total revenue, from its PPT business, including royalty revenue and other income from the Rentrak Japan business restructuring, compared to a pre-tax loss of $7.9 million, or 9 percent of total revenue, in the prior fiscal year.

The Cassette and DVD distribution business is a highly competitive industry that is rapidly changing. The effect of these changes could have a material impact on the Company's operations. Item 1. Business--Competition of this report further describes certain of these factors.

Included in other consolidated revenue are the results from other subsidiaries, primarily the operations of 3PF.

Revenues in the 3PF business segment generally consist of storage fees, receiving fees, handling fees, special service fees, freight charges and other fees. These fees represent the continuum of services provided by 3PF from: (i) receipt of client product(s) into the distribution facility; (ii) storage of the client product(s); (iii) the picking and packing services (handling) and other special services for client product(s) to prepare for shipment , and: (iv) freight charges for the administration of the client shipping and the charges by various carriers to ship the clients' product to their customers.

Cost of sales in the 3PF business segment consist of freight, compensation, agency employees, supplies, occupancy, equipment leases and depreciation, and represent the direct costs to produce the fulfillment revenues. Freight represents the charges by various carriers to 3PF to ship its clients ` products to their customers. Compensation and agency employees represent the costs of management and staff cost directly involved in the daily fulfillment operations. Occupancy represents the facility costs of the real property to conduct the fulfillment operations. Equipment leases and depreciation represent the cost of equipment and other assets used in the fulfillment operations.

Selling, General & Administrative expenses in the 3PF business segment consist of the indirect costs to sell, administer and manage the fulfillment business. These expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, personal property leases, as well as other general corporate expenses.

Total revenues from 3PF decreased to $15.3 million for fiscal 2002 compared to $20.1 million for fiscal 2001, a decrease of $4.8 million, or 23 percent. This decrease was primarily due to the loss of two key customers, one at the end of fiscal 2001 and the other early in 2002, whose fiscal 2001 revenues totaled approximately $9.7 million, offset partially by significant fiscal 2002 growth of revenues from 3PF's largest customer and modest revenues from the addition of new customers in fiscal 2002. Cost of sales was $14.7 million, a decrease of $3.7 million from the $18.4 million recorded in fiscal 2001. This decrease is primarily due to the corresponding decrease in revenue noted above, offset by the on-going carrying cost of unutilized distribution facility capacity. As a percentage of total 3PF revenue, total cost of sales was 96 percent and 92 percent for fiscal 2002 and 2001, respectively. Selling and administrative expenses decreased to $4.1 million in fiscal 2002 from $5.5 million in fiscal 2001, a decrease of $1.4 million. As a percentage of total revenue, selling and administrative expenses increased to 27 percent for fiscal 2002 from 24 percent for the prior fiscal year. The $1.4 million decrease was primarily due to a $0.7 million recovery of an amount reserved in fiscal 2001 for the anticipated non-collection of one of 3PF's trade accounts due the Company as the result of a bankruptcy filing by the customer. This decrease was also the result of decreased compensation, advertising, travel and entertainment expenses and other costs as the Company adjusted its overhead infrastructure to better fit the operating size of its business. The Company expects to continually evaluate its selling and administrative expenses and appropriately align them in conjunction with the overall size of business it is operating.

3PF's other income (expense) was an expense of $250,000 in fiscal 2002 compared to $0 in fiscal 2001. This expense was due to the write-off of an unrealizable investment previously made in a former customer.

As a result of the foregoing factors, for the fiscal year ended March 31, 2002, 3PF recorded a pre-tax loss of $4.1 million, or 27 percent of total revenue. This compares with pre-tax loss of $3.8 million, or 19 percent of total revenue, in fiscal 2001.

As a result of the above, for the fiscal year ended March 31, 2002, the Company recorded consolidated pre-tax income from continuing operations of $15.8 million, or 16 percent of total consolidated revenue, compared to a consolidated pre-tax loss from continuing operations of $11.7 million, or 11 percent of total consolidated revenue, in the prior fiscal year.

The consolidated effective tax rate providing the tax provision for continuing operations for fiscal 2002 was 38.0 percent, compared to a consolidated effective tax rate of 37.3 percent providing the tax benefit for fiscal 2001.

Discontinued Operations
-----------------------

Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video have not continued to meet the expectations of management. As a result, during the three-month period ended June 30, 2002, management initiated a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. As of March 31, 2003, all operations had ceased. Rentrak plans to continue selling its contractually available end-of-term PPT revenue sharing product through broker channels after the store operations are fully discontinued.

BlowOut Video, whose operations were completely discontinued during fiscal 2003 as described above, generated revenues of $6.6 million and a net loss of $0.8 million, or $0.07 per diluted share, in the year ended March 31, 2002, compared with revenues of $9.8 million and a net loss of $0.3 million or $0.02 per share, during the year ended March 31, 2001.

FINANCIAL CONDITION

At March 31, 2003, total assets were $30.7 million, a decrease of $7.9 million from $38.6 million a year earlier. The Company had $10.1 million of cash on hand at March 31, 2003 compared to $12.0 million at March 31, 2002, a decrease of $1.9 million (see the Consolidated Statement of Cash Flows in the accompanying Consolidated Financial Statements). Net accounts receivable decreased $1.5 million from $11.2 million at March 31, 2002 to $9.7 million at March 31, 2003, primarily due to a reduction in revenue. Other current assets decreased $1.3 million from $3.7 million at March 31, 2002, to $2.4 million at March 31, 2003. Current assets of discontinued operations decreased to $0 at March 31, 2003 from $2.2 million at March 31, 2002 as the BlowOut Video operations had ceased.

Property and equipment decreased $1.5 million from $3.9 million at March 31, 2002 to $2.4 million at March 31, 2003, primarily due to the impairment of 3PF equipment and the sale of equipment to one of 3PF's customers (See Note 3). Other assets increased $0.7 million from $1.2 million at March 31, 2002 to $1.9 million at March 31, 2003 due to a financing lease with one of 3PF's customers.

At March 31, 2003, total liabilities were $15.3 million, a decrease of $6.0 million from $21.3 million at March 31, 2002. Accrued liabilities increased $0.6 million from $0.5 million at March 31, 2002 to $1.1 million at March 31, 2003. Accounts payable decreased $5.5 million from $18.2 million at March 31, 2002 to $12.7 million at March 31, 2003, primarily due to the timing of studio and other vendor payments, and as a result of lower revenues and associated cost of sales. Net current liabilities of discontinued operations decreased to $0 at March 31, 2003 from $0.4 million at March 31, 2002 as the BlowOut Video operations had ceased. Total deferred revenue decreased approximately $0.2 million from $0.4 million at March 31, 2002 to $0.2 million at March 31, 2003.

At March 31, 2003, stockholders' equity was $15.4 million, a decrease of $1.9 million from $17.3 million at March 31, 2002. Most of this decrease in stockholders' equity is attributable to: (i) the reduction in common stock and capital in excess of par value as the result of the repurchase of 386,800 shares during fiscal 2003 under the Company's stock repurchase program; and (ii) the increase in the accumulated deficit due to the consolidated net loss of $0.5 million for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had cash and other liquid investments of $10.1 million, compared to $12.0 million at March 31, 2002. At March 31, 2003 the Company's current ratio (current assets/current liabilities) was 1.74 compared to 1.56 a year earlier.

In May 2000 the Company obtained a line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the line was payable monthly at the bank's prime rate plus 1/4% (5.0% at March 31, 2002). The line was secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00, and (3) $5 million of working capital to be maintained at all times. The agreement also restricted the amount of loans and indebtedness and limited the payment of dividends on the Company's stock, among other restrictions. Based upon the financial results reported as of March 31, 2002 and the twelve month period then ended, the Company was in compliance with the three financial covenants at March 31, 2002. At March 31, 2002, the Company had no outstanding borrowings under this agreement.

On May 26, 2002, the Company canceled its line of credit described above. On May 30, 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and expires on July 1, 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2%. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring:
(1) $16 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending September 30, 2002; and (4) achievement of specific current and leverage financial ratios. Based upon the financial results reported as of March 31, 2003, and for the three and twelve month periods then ended, the Company has determined it is not in compliance with the tangible net worth covenant at March 31, 2003, and net profit financial covenants for the periods ended March 31, 2003. The Company has obtained a waiver of non-compliance with these financial covenants at March 31, 2003 and for the three and twelve month periods ended March 31, 2003. At March 31, 2003 and June 24, 2003, the Company had no outstanding borrowings under this agreement.

Effective June 16, 2003, the bank extended the current line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalize a new line of credit. The Company believes the new line of credit will be finalized not later than October 1, 2003.

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

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. Based on the Company's current budget and projected cash needs, the Company believes these available sources of liquidity will be sufficient to fund the Company's operations and capital requirements for the fiscal year ending March 31, 2004.

                               Rentrak Corporation
                        Table of Contractual Obligations
                              As of March 31, 2003



------------------------------------------------------------------------------------------------------------------
        Contractual Obligations                                  Payments due by period
------------------------------------------------------------------------------------------------------------------
                                            Total       Less than 1     1-3 years     3-5 years     More than 5
                                                           year                                        years
------------------------------------------------------------------------------------------------------------------
       Capital Lease Obligations           $309,416      $110,508       $198,908          -              -
------------------------------------------------------------------------------------------------------------------
      Operating Lease Obligations         13,689,501     2,634,692      5,289,028     $4,204,122    $1,561,659
------------------------------------------------------------------------------------------------------------------
          Purchase Obligations             475,871        475,871           -             -              -
------------------------------------------------------------------------------------------------------------------
         Executive Compensation           3,540,049      1,859,562      1,625,987       54,500           -
------------------------------------------------------------------------------------------------------------------
                 Total                    18,014,837     5,080,633      7,113,923      4,258,622     1,561,659
------------------------------------------------------------------------------------------------------------------

Critical Accounting Policies
----------------------------

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at March 31, 2003. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

    Item                                                            Page


    Independent Auditors Report                                      27

    Consolidated Balance Sheets as of March 31, 2003                 28
    and 2002

    Consolidated Statements of Operations for the Years              29
    Ended March 31, 2003, 2002 and 2001

    Consolidated Statements of Stockholders' Equity                  30
    for the Years Ended March 31, 2003,
    2002 and 2001

    Consolidated Statements of Cash Flows for the Years              31
    Ended March 31, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements                       32

    Financial Statement Schedules --                                 57
       Schedule II


    Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors
Rentrak Corporation:

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information included in Schedule II required by the Securities and Exchange Commission is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

KPMG LLP



Portland, Oregon
June 9, 2003

                      RENTRAK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             March 31, 2003 and 2002


                                         Assets                                                   2003                   2002
                                                                                          -------------------  -------------------
Current assets:
   Cash and cash equivalents                                                            $      10,063,541              12,028,684
   Accounts receivable, net of allowance for doubtful accounts
      of $748,139 and $1,086,143                                                                9,706,485              11,237,396
   Advances to program suppliers                                                                  418,101               1,042,768
   Income tax receivable                                                                           81,085                  70,000
   Deferred tax assets                                                                          2,796,908               2,295,567
   Other current assets                                                                         2,430,334               3,660,457
   Current assets of discontinued operations                                                     --                     2,180,360
                                                                                          -------------------  -------------------
               Total current assets                                                            25,496,454              32,515,232
Property and equipment, net                                                                     2,404,763               3,879,819
Deferred tax assets                                                                               894,083               1,002,882
Other assets                                                                                    1,931,133               1,214,394
                                                                                          -------------------  -------------------
               Total assets                                                             $      30,726,433              38,612,327
                                                                                          ===================  ===================
                         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                     $      12,710,999              18,192,630
   Accrued liabilities                                                                          1,143,785                 549,277
   Accrued compensation                                                                           610,022               1,338,748
   Deferred revenue                                                                               156,692                 379,106
   Current liabilities of discontinued operations                                                --                       379,298
                                                                                          -------------------  -------------------
               Total current liabilities                                                       14,621,498              20,839,059
                                                                                          -------------------  -------------------
Long-Term Liabilities:
Lease obligations, deferred gain and customer deposits                                            668,039                 495,586
                                                                                          -------------------  -------------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value. Authorized 10,000,000 shares, none issued                  --                        --
   Common stock, $0.001 par value. Authorized 30,000,000 shares;
      issued and outstanding 9,471,612 shares in 2003 and
      9,866,283 shares in 2002                                                                      9,472                9,866
   Capital in excess of par value                                                              39,655,212           41,730,216
   Notes receivable                                                                              --                   (377,565)
   Cumulative other comprehensive income                                                          180,879              180,453
   Accumulated deficit                                                                       (24,408,667)          (23,910,288)
   Less deferred charge - warrants                                                               --                   (355,000)
                                                                                          -------------------  -------------------
               Total stockholders' equity                                                      15,436,896           17,277,682
                                                                                          -------------------  -------------------
               Total liabilities and stockholders' equity                               $      30,726,433           38,612,327
                                                                                          ===================  ===================

See accompanying notes to consolidated financial statements.

                      RENTRAK CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                    Years ended March 31, 2003, 2002 and 2001


                                                                 2003                 2002                 2001
                                                          -------------------  -------------------  -------------------
Revenues:
   PPT                                                  $      67,081,943           69,646,207            86,114,522
   Other                                                       19,138,418           26,347,775            21,945,527
                                                          -------------------  -------------------  -------------------
                                                               86,220,361           95,993,982           108,060,049
                                                          -------------------  -------------------  -------------------
Operating costs and expenses:
   Cost of sales                                               70,961,730           71,979,415            86,808,205
   Selling and administrative                                  14,786,806           17,281,843            31,001,766
   Net gain from litigation settlements (Note 11)                (361,847)          (1,563,153)             (225,000)
   Asset Impairment                                               844,041              424,177             --
                                                          -------------------  -------------------  -------------------
                                                               86,230,730           88,122,282           117,584,971
                                                          -------------------  -------------------  -------------------
               Income (loss) from operations                      (10,369)           7,871,700            (9,524,922)
                                                          -------------------  -------------------  -------------------
Other income (expense):
   Interest income                                                204,283              195,628               307,240
   Interest expense                                               (25,009)             (17,598)             (768,599)
   Gain (loss) on investments                                    --                   (231,820)             (597,124)
   Gain on Rentrak Japan transaction (Note 1)                    --                  7,967,233               --
   Other                                                         --                   --                  (1,090,190)
                                                          -------------------  -------------------  -------------------
                                                                  179,274            7,913,443            (2,148,673)
                                                          -------------------  -------------------  -------------------
               Income (loss)  from continuing operations
                  before income taxes                             168,905           15,785,143           (11,673,595)
Income tax (provision) benefit                                    (84,657)          (5,998,355)            4,355,603
                                                          -------------------  -------------------  -------------------
               Net income (loss) from continuing
                  operations                                       84,248            9,786,788           (7,317,992)
Loss from discontinued operations, net of
   tax benefit of $357,094, $485,884, and $158,972               (582,627)            (792,757)             (259,376)
                                                          -------------------  -------------------  -------------------
               Net income (loss)                        $        (498,379)           8,994,031           (7,577,368)
                                                          ===================  ===================  ===================
Earnings (loss) per common share:
   Basic:
      Continuing operations                             $            0.01                 0.94                (0.61)
      Discontinued operations                                       (0.06)               (0.08)               (0.02)
                                                          -------------------  -------------------  -------------------
               Net income (loss)                        $           (0.05)                0.86                (0.63)
                                                          ===================  ===================  ===================
   Diluted:
      Continuing operations                             $            0.01                 0.92                 (0.61)
      Discontinued operations                                       (0.06)               (0.07)                (0.02)
                                                          -------------------  -------------------  -------------------
               Net income (loss)                        $           (0.05)                0.85                 (0.63)
                                                          ===================  ===================  ===================

See accompanying notes to consolidated financial statements.

                      Rentrak Corporation and Subsidiaries
                 Consolidate Statements of Stockholders' Equity
               For The Years Ended March 31, 2001, 2002, and 2003


                                                        COMMON STOCK                  Capital in
                                                         Number of                     excess of      Notes
                                                          shares        Amount         par value    receivable
                                                          ------        ------         ---------    ----------
Balance At March 31, 2000                               10,514,561     $10,515        44,445,199


    Issuance of common stock under employee
         stock option plans                              1,721,060       1,721         8,026,400       -
    Net loss                                                   -            -             -            -
    Change in net unrealized gain (loss) on
         investment securities, net of tax                     -            -             -            -
                  Total comprehensive loss
    Issuance of notes receivable                                                                     (7,728,186)
    Amortization of warrants                                   -            -             -            -

                                                        --------------------------------------------------------
Balance At March 31, 2001                               12,235,621      12,236        52,471,599     (7,728,186)


    Repurchase of common stock                          (1,188,400)     (1,188)      (4,523,061)       -
    Issuance of common stock under employee
          stock option plans                               227,812         227           732,511       -
    Issuance of common stock                                87,000          87           136,473       -
    Repurchase of common stock for
                  Cancellation of notes receivable      (1,495,750)     (1,496)       (7,349,125)      -
    Net income                                                 -            -             -            -
     Change in net unrealized gain (loss) on
         investment securities, net of tax                     -            -             -            -
    Cumulative Translation Adjustments                         -            -             -            -
                  Total comprehensive income
    Income tax benefit from stock option exercise              -            -            261,819       -
    Cancellation of notes receivable                           -            -                         7,350,621
    Amortization of warrants                                   -            -             -            -

                                                        --------------------------------------------------------
Balance At March 31, 2002                                9,866,283       9,866        41,730,216       (377,565)

    Repurchase of common stock                            (386,800)       (386)       (1,821,066)      -
    Issuance of common stock under employee
         stock option plans                                 91,129          91           348,424       -
    Repurchase of common stock for cancellation
         of notes receivable                               (99,000)        (99)         (377,466)      -
    Net loss                                                   -            -             -            -
    Cumulative Translation Adjustments                         -            -             -            -
                  Total comprehensive loss
    Retirements of warrants                                    -            -           (300,000)      -
    Income tax benefit from stock option exercise              -            -             75,104       -
    Cancellation of notes receivable                           -            -                           377,565
    Amortization of warrants                                   -            -             -            -

                                                        --------------------------------------------------------

    Balance At March 31, 2003                            9,471,612     $ 9.472        39,655,212       -

                                                        ========================================================



                                                     Cumulative
                                                       other                     Deferred
                                                    comprehensive  Accumulated    charge                        Comprehensive
                                                       income       deficit      warrants       Total            income (loss)
                                                       ------       -------      --------       -----            -------------
   Balance At March 31, 2000                          (264,684)   (25,326,951)   (783,492)    18,080,587


        Issuance of common stock under employee
           stock option plans                             -           -             -          8,028,121
        Net loss                                          -        (7,577,368)      -         (7,577,368)           (7,577,368)
        Change in net unrealized gain (loss)
           on investment securities, net of tax        215,112        -             -            215,112               215,112
                                                                                                                   ----------------
                 Total comprehensive loss                                                                          $(7,362,256)
                                                                                                                   ================
        Issuance of notes receivable                      -                                   (7,728,186)
        Amortization of warrants                          -            -          368,492        368,492

                                                     ------------------------------------------------------------------------------
   Balance At March 31, 2001                           (49,572)   (32,904,319)   (415,000)    11,386,758


        Repurchase of common stock                        -            -             -        (4,524,249)
        Issuance of common stock under employee
           stock option plans                             -            -             -           732,738
        Issuance of common stock                          -            -             -           136,560
        Repurchase of common stock for cancellation
           of notes receivable                 -                       -             -        (7,350,621)
        Net income                                        -         8,994,031        -         8,994,031             8,994,031
        Change in net unrealized gain (loss) on
            investment securities, net of tax           49,572         -             -            49,572                49,572
         Cumulative Translation Adjustments            180,453         -             -           180,453                180,453
                                                                                                                    ---------------
                 Total comprehensive income                                                                       $  9,224,056
                                                                                                                    ===============
        Income tax benefit from stock option              -            -             -           261,819
            exercise
        Cancellation of notes receivable                  -            -             -         7,350,621
        Amortization of warrants                          -            -           60,000        60,000

                                                     ------------------------------------------------------------------------------
   Balance At March 31, 2002                           180,453    (23,910,288)   (355,000)    17,277,682

        Repurchase of common stock                        -            -             -        (1,821,452)
        Issuance of common stock under employee
           stock option plans                             -                          -           348,515
        Repurchase of common stock for cancellation
           of notes receivable                            -            -             -          (377,565)
        Net loss                                          -          (498,379)       -          (498,379)             (498,379)
        Cumulative Translation Adjustments                 426           -           -               426                   426
                                                                                                                    ---------------
                 Total comprehensive loss                                                                            ($497,953)
                                                                                                                    ===============
        Retirements of warrants                           -              -           -          (300,000)
        Income tax benefit from stock option
           exercise                                       -              -           -            75,104
        Cancellation of notes receivable                                             -
                                                          -              -                       377,565
        Amortization of warrants                          -              -        355,000        355,000

                                                     ------------------------------------------------------------------------------

    Balance At March 31, 2003                          180,879    (24,408,667)       -        15,436,896
                                                     ==============================================================================


                      RENTRAK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended March 31, 2003, 2002, and 2001


                                                                      2003                     2002                    2001
                                                            -------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $    (498,379)              8,994,031               (7,577,368)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Loss on disposal of discontinued operations                     582,627                 792,757                  259,376
      Loss (gain) on and write-off of disposition of
      assets                                                           (3,654)                414,486                1,687,314
      Gain on Rentrak Japan transactions                                   --              (7,967,233)                      --
      Tax Benefit from stock option exercise                          (75,104)               (261,819)                      --
      Loss on write-down of property and equipment                    844,041                 424,177                       --
      Depreciation and amortization                                 1,356,022               1,438,449                1,266,515
      Amortization of warrants                                        355,000                  60,000                  368,492
      Provision (credit) for doubtful accounts                     (1,142,138)             (1,546,301)               7,455,734
      Retailer financing program reserves                                  --                  50,000                  545,478
      Reserves on advances to program suppliers                            --                      --                   95,959
      Deferred income taxes                                          (242,334)              5,433,705               (4,646,420)
      Change in specific accounts:
       Accounts receivable                                          2,673,049               1,361,934                4,058,840
       Advances to program suppliers                                  624,667                 235,397                1,558,642
       Income tax receivable                                          (11,085)                209,160                 (109,860)
       Notes receivable and other current assets                    1,528,395                (117,663)               2,011,420
       Accounts payable                                            (5,481,631)               (193,441)              (6,538,948)
       Accrued liabilities and compensation                          (134,218)               (387,563)                 960,716
       Deferred revenue and other liabilities                         (49,535)             (1,365,477)                (756,912)
                                                            -------------------------------------------------------------------
         Net cash provided by
           operating activities                                       325,723               7,574,599                  638,978
                                                            -------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                              (1,607,421)             (1,379,111)              (2,947,221)
  Proceeds from sale of investments                                        --                 161,513                1,605,555
  Net Proceeds from sale of investment in Rentrak Japan                    --               2,509,500                       --
  Proceeds from the sale of 3PF stock                                      --               1,000,000                       --
  Additions (dispositions) of other assets and
  intangibles                                                        (128,943)                385,515                 (792,672)
                                                            -------------------------------------------------------------------
         Net cash provided by (used in) investing activities       (1,736,364)              2,677,417               (2,134,338)
                                                            -------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (payments) on line of credit                              --             (1,917,705)                1,917,705
  Net payments on notes payable                                            --                      --                 (500,000)
  Repurchase of common stock and warrants                          (2,121,452)               (633,749)                      --
  Issuance of common stock                                            348,515                 732,738                  299,932
  Issuance of common stock to non-employees                                --                 136,560                       --
                                                            -------------------------------------------------------------------
         Net cash provided by (used in)
           financing activities                                    (1,772,937)             (1,682,156)               1,717,637
                                                            -------------------------------------------------------------------
         Net increase (decrease) in cash
           and cash equivalents                                    (3,183,578)              8,569,860                  222,277
Net cash provided (used) by discontinued operations                 1,218,435                 135,907                 (927,631)
Cash and cash equivalents at beginning of year                     12,028,684               3,322,917                4,028,271
                                                            -------------------------------------------------------------------
Cash and cash equivalents at end of year                       $   10,063,541              12,028,684                3,322,917
                                                            ===================================================================
See accompanying notes to consolidated financial statements.

(1) Business of the Companies, Summary of Significant Accounting Policies, and Other Items

       (a)           Introduction

               Rentrak Corporation (the Company) (an Oregon corporation) classifies its services in three segments, PPT, 3PF, and Other. The Company is principally engaged in the processing of information regarding the rental and sale of video cassettes and DVD's (Units) and the distribution of prerecorded Units to the home video market throughout the United States and Canada using its Pay-Per-Transaction (PPT) revenue sharing program.

               Under its PPT program, the Company enters into contracts to lease Units from program suppliers (producers of motion pictures and licensees and distributors of home video cassettes and DVD's) which are then leased to retailers for a percentage of the rentals charged by the retailers.

               The  Company's  consolidated  subsidiary,   3PF,  provides  order
               processing  and  inventory   management  services  to  e-tailers,
               wholesalers, and businesses requiring just-in-time fulfillment.

               The Company's wholly owned subsidiary BlowOut Video, Inc. sold video cassettes and DVDs through its three retail video stores operating under the name of BlowOut Video. The Company elected to discontinue the operations of BlowOut Video during the three month period ended June 30, 2002 (See Note 2).

       (b)          Rentrak Japan

               In December 1989, the Company entered into an agreement with Culture Convenience Club Co., Ltd. (CCC), Rentrak's business partner in Rentrak Japan, to develop the Company's PPT distribution and information processing business in certain markets throughout the world.

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

               In December 1999, the Company received a prepayment of $2,500,000 in exchange for $4,000,000 of credit related to the annual royalty described above. This credit was being recognized as revenue as royalties were earned under the terms of the contract. As discussed below, this contract was terminated in fiscal 2002, with Rentrak Japan forfeiting their rights to the remaining $700,000 prepayment.

               During fiscal year 2001, Rentrak and Rentrak Japan began discussions regarding their business. Effective April 2001, the Company entered into an agreement with Rentrak Japan amending the above agreement. As a result of the amended agreement, the Company granted Rentrak Japan PPT operating rights in Japan, the Philippines, Singapore, Taiwan, Hong Kong, the Republic of Korea, the Democratic People's Republic of Korea, the People's Republic
               of  China,  Thailand,   Indonesia,

               Malaysia, and Vietnam. In addition, the royalty agreement was terminated. Finally, all intellectual property rights and trademarks of the PPT system were agreed to be usable by Rentrak Japan in perpetuity.

               Consideration for the above items included a cash payment from Rentrak Japan to the Company of approximately $5,700,000 for royalties, forfeiture by Rentrak Japan of any right of return of the 1999 prepaid royalty of $700,000, and forgiveness by Rentrak Japan of approximately $567,233 of receivables due to Rentrak Japan from the Company. Of these amounts, $6,400,000 was recorded in other revenue as royalty revenue consistent with the historical treatment of royalty payments. The remaining $567,233 was recorded as a gain and is included in other income in the accompanying consolidated statement of operations.

               In April and October 2001, the Company sold all of its 5.6% interest in Rentrak Japan. The Company sold 300,000 shares of Rentrak Japan stock to a sister company of Rentrak Japan on April 2, 2001, and its remaining 180,000 shares of Rentrak Japan stock on October 2, 2001 to the sister company. Total proceeds from these stock sales approximated $6,400,000. In return, Rentrak Japan sold 1,004,000 shares of the Company's common stock back to the Company on April 2, 2001 for approximately $3,890,500. The $3,890,500 purchase price for this common stock transaction was determined based upon the approximate market value that Rentrak's stock was being traded at that time. The sale of the Rentrak Japan stock resulted in a gain of $6,400,000 as the Company had written this investment down to zero due to recurring losses during the initial years of Rentrak Japan's operations. The value of Rentrak Japan stock was determined in the negotiations of the agreement. This gain is included in other income in the accompanying consolidated statement of operations.

               Finally, Rentrak Japan purchased 17,000 shares of 3PF common stock on April 27, 2001 for $1,000,000. The purchase price of the stock was based on a valuation of 3PF made at that time. No minority interest was recorded as 3PF had negative shareholders equity and 3PF is solely dependent on Rentrak for support. As a result of the purchase, Rentrak Japan holds one percent of the outstanding equity of 3PF.

               In summary, total net cash proceeds from the above transactions was $3,509,500 which was comprised of the $1,000,000 from the sale of 3PF stock and $2,509,500 representing the net proceeds of the sales of Rentrak Japan stock and Rentrak stock.

               The total gain included in other income was $7,967,233 which was comprised of the $1,000,000 from the sale of 3PF stock, $6,400,000 from the sale of Rentrak Japan stock, and $567,233 resulting from the forgiveness of liabilities due to Rentrak.

               Based upon the results of the transactions noted above occurring in the year ended March 31, 2002, the Company had no further contractual obligations to, or ownership in, Rentrak Japan.

       (c)          Rentrak UK Limited

               In February 1998, the Company entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited (Rentrak UK) to develop the Company's PPT distribution and information processing business in the United Kingdom through Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK, or nondelivery, by the Company to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, the Company will receive a royalty of 1.67% of Rentrak UK's gross revenues from any and all sources. Rentrak currently owns 92% of Rentrak UK while Rentrak Japan holds 8%. From inception, Rentrak UK did not generate income or positive cash flow and, as a result, the Company wrote down substantially all long-lived assets including goodwill and certain fixed assets totaling $222,000 in fiscal 2000. Through March 2003, Rentrak UK improved its performance producing minimal income and cash flow. Management of the Company has made changes to decrease the cost of operations, including space and staffing costs, and it is continuing to closely evaluate the financial performance of operations. Management is currently considering various alternatives including selling or closing down Rentrak UK's operations.

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

               In September 1999, the Company received a $2,500,000 prepayment from a customer in exchange for $4,000,000 in credit related to a long-term agreement. This prepayment related to subsequent periods and  therefore  was  recorded as deferred  revenue on the consolidated balance sheet. The revenue was recognized as revenues were earned under the terms of the contract, $659,892 during fiscal 2001, $500,172 during fiscal 2002, and $379,106 during fiscal 2003. The entire amount had been recognized as of March 31, 2003.

               An officer of the Company held the position of President of a corporation that had one store participating in the PPT program. The Company recognized revenues from this store of $14,294 in fiscal 2002 and $29,195 in fiscal 2003.

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

                        Proceeds          Gross gains         Gross losses
                     ----------------   -----------------  -------------------
   2003            $       --                 --                  --
   2002                   161,513            33,150              (14,970)
   2001                 1,605,555             9,570             (606,694)



               When, in management's opinion, available for sale securities have experienced an other than temporary decline, the amount of the decline in market value below cost is recorded in the statement of operations as a loss on investments. The Company did not have any investment securities as of March 31, 2003 and 2002, respectively.

               During fiscal 2002, the Company wrote-off a cost basis investment in a customer totaling $250,000 as the customer filed for bankruptcy. During fiscal 2001, the Company wrote-off a cost basis investment related to a customer of $925,216 because the customer filed for bankruptcy. In addition, the Company wrote-off a cost basis investment related to a film production of $164,974 as management determined that this investment would not be recovered through future returns.

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

       (j)        Financial Instruments

               A financial instrument is cash or a contract that imposes or conveys a contractual obligation or right, to deliver or receive, cash or another financial instrument and they include accounts receivable, accounts payable, and money market. The estimated fair value of all material financial instruments approximated their carrying values at March 31, 2003 and 2002.

       (k)        Property and Equipment

               Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to seven years for furniture and fixtures, three to ten years for machinery and equipment and three years for capitalized software. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter.

        (l)       Capitalized Software

               Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software. This also includes costs to develop software for customer use in various services, including theatrical data recovery and fulfillment. Amortization of capitalized software is computed on a straight-line basis over 3 to 5 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $212,794, $108,807 and $81,606 for the years ended March 31, 2003, 2002, and 2001 respectively. See Note 4.

       (m)        Income Taxes

               The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid.

       (n)        Studio Reserves

               The Company has entered into guarantee contracts with certain program suppliers providing titles for distribution under the PPT system. These contracts guarantee the suppliers minimum payments. The Company, using historical experience and year to date rental experience for each title, estimates the projected revenue to be generated under each guarantee. The Company establishes reserves for titles which are included in accounts payable that are projected to experience a shortage under the provisions of the guarantee. The Company continually reviews these factors and makes adjustments to the reserves as needed.

       (o)        Foreign Currency Translation

               Adjustments from translating foreign functional currency financial statements into U.S. dollars are included in cumulative other comprehensive income in the consolidated statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations.

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

               The weighted average number of shares of common stock and common stock equivalents and net income (loss) used to compute basic and diluted earnings (loss) per share for the years ended March 31 were calculated as follows:


                                    2003                        2002                        2001
                                  -------------------------  --------------------------  ---------------------------
                                    Basic       Diluted         Basic        Diluted        Basic        Diluted
                                  ----------  -------------  ------------  ------------  ------------  -------------
  Weighted average number        9,641,378      9,641,378    10,415,314    10,415,314    11,985,023     11,985,023
  of shares of common
  stock outstanding
  Dilutive effect of
  exercise  of stock
  options                               --        137,894            --       197,459            --             --
  Weighted average number
  of shares of common
  stock outstanding and
  common stock equivalents       9,641,378      9,779,272    10,415,314    10,612,773    11,985,023     11,985,023
  Net income (loss):
       Continuing
      operations               $    84,248         84,248     9,786,788     9,786,788    (7,317,992)    (7,317,992)
          Discontinued
           operations             (582,627)      (582,627)     (792,757)     (792,757)     (259,376)      (259,376)
                                ----------  -------------  ------------  ------------  ------------  -------------
  Net income (loss)           $   (498,379)      (498,379)    8,994,031     8,994,031    (7,577,368)    (7,577,368)
                                ==========  =============  ============  ============  ============  =============
  Earnings (loss) per
  share:
      Continuing operations    $      0.01           0.01          0.94          0.92         (0.61)         (0.61)
      Discontinued                   (0.06)         (0.06)        (0.08)        (0.07)        (0.02)         (0.02)
      operations
                                ----------  -------------  ------------  ------------  ------------  -------------
  Earnings (loss) per share
      common share          $    (0.05)         (0.05)          0.86          0.85        (0.63)         (0.63)
                                ==========  =============  ============  ============  ============  =============


               Options and warrants to purchase approximately 1,000,000 and 2,300,000 shares of common stock were outstanding during the fiscal years ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares. Options and warrants to purchase 3,200,000 shares for the year ended March 31, 2001, were outstanding but were not included in the computation of diluted EPS because their effect would be antidilutive due to a loss for the period.



(q)        Stock-Based Compensation

               As discussed in Note 9, "Stockholders Equity", employees and non-employee directors have been granted options under the Company's stock option plans. Rentrak accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Had compensation expense for these plans been determined in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per common share reflected on the March 31, 2003, 2002, and 2001 consolidated statements of operations would have been the following unaudited pro forma amounts:


Net income (loss):                                               2003                    2002                     2001
                                                                 ----                    ----                     ----
    As reported:
                                                                                                                    (7,317,992)
       Continuing operations                             $            84,248               9,786,788
       Discontinued operations                                      (582,627)               (792,757)                 (259,376)
                                                          --------------------   ---------------------   -----------------------
                     Net Income (loss)                   $          (498,379)               8,994,031               (7,577,368)

   Pro forma:

       Continuing operations                             $        (1,103,090)               9,225,241               (7,897,817)
       Discontinued operations                                      (582,627)                (792,757)                (259,376)
                                                          --------------------   ---------------------   -----------------------

                      Net Income (loss)                  $        (1,685,717)               8,432,484               (8,157,193)
                                                          ====================   =====================   =======================

Basic earnings per share:
   As reported:
       Continuing operations                             $             $0.01                   $0.94                    ($0.61)
       Discontinued operations                                        ($0.06)                 ($0.08)                   ($0.02)
                                                          --------------------   ---------------------   -----------------------

                Earnings (loss) per share                $            ($0.05)                   $0.86                   ($0.63)
                                                          ====================   =====================   =======================

   Pro forma:
       Continuing operations                             $            ($0.11)                   $0.89                   ($0.66)
       Discontinued operations                                        ($0.06)                  ($0.08)                  ($0.02)
                                                          --------------------   ---------------------   -----------------------

                Earnings (loss) per share                $            ($0.17)                   $0.81                   ($0.68)
                                                          ====================   =====================   =======================

Diluted earnings per share:
   As reported:
       Continuing operations                             $              $0.01                   $0.92                    ($0.61)
       Discontinued operations                                         ($0.06)                 ($0.07)                   ($0.02)
                                                          --------------------   ---------------------   -----------------------

 Earnings (loss) per share                               $            ($0.05)                   $0.85                    ($0.63)
                                                          ====================   =====================   =======================

   Pro forma:
       Continuing operations                             $            ($0.11)                   $0.86                    ($0.66)
       Discontinued operations                                        ($0.06)                  ($0.07)                   ($0.02)
                                                          --------------------   ---------------------   -----------------------

 Earnings (loss) per share                               $            ($0.17)                   $0.79                    ($0.68)
                                                          ====================   =====================   =======================


       These pro forma effects of SFAS 123 may not be indicative of the future.



       (r)        Advertising Expense

               Advertising costs are expensed as incurred and reimbursements are deducted as received. Advertising expense, net of advertising reimbursements, totaled approximately $0, $216,683, and $627,662 for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

       (s)        Statements of Cash Flows

               The Company had the following noncash transactions for the fiscal years ended March 31:


                                                            2003                  2002                  2001
                                                     -------------------   -------------------   -------------------
      Cash paid (received) for:
          Interest                                $              --                 27,329               253,211
          Income taxes, net of refunds                        45,566               125,380               111,701
      Noncash financing and investing activities:
             Change in unrealized gain (loss)
                on investment securities,
                net of tax                                       --                 49,572               215,112
             Receipt (forgiveness) of note
                receivable for issuance of
                stock                                       (377,565)           (7,350,621)            7,728,186
             Forgiveness of debt from Rentrak
             Japan                                                 --              567,233                    --


       (t)        Comprehensive Income

               Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of the Company's comprehensive income consist of the change in unrealized gain (loss) on investment securities (net of tax), net of the reclassification adjustment for gains (losses) included in net income (loss) as of March 31 are as follows:



                                                            2003                  2002                  2001
                                                      ------------------   -------------------   -------------------
      Foreign currency translation
          adjustments                              $         426                 180,453                    ---
      Unrealized gains (losses) on securities:
          Holding gains (losses) arising
             during the period, net of tax                    ---                 60,844               (12,470)
                Less reclassification
                   adjustment for gains (losses)
                   included in net income,
                   net of tax                                 ---                 11,272               (227,582)
                                                      ------------------   -------------------   -------------------
                       Change in unrealized
                          gain on
                          investment securities,
                          net of tax                           ---                 49,572               215,112
                                                      ------------------   -------------------   -------------------
                       Other comprehensive
                          income                   $          426                  230,025              215,112
                                                      ==================   ===================   ===================


       (u)        Impairment of Long-Lived Assets

               Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. During fiscal 2003, the Company performed an assessment of the fair value of 3PF assets. See Note 3.

       (v)        New Accounting Standards

               In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146, once adopted, updates the guidance in EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed for recognition of the liability at the commitment date to an exit plan. The Company adopted SFAS 146 effective March 31, 2003 and will apply the provisions of SFAS 146 to exit or disposal activities initiated after adoption.

               In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends the transition and disclosure provisions of SFAS 123. See "--Stock-Based Compensation" above for pro forma disclosures required by SFAS 148. The Company is currently evaluating SFAS 148 to determine if it will adopt SFAS 123 to account for stock-based compensation using the fair value method and, if so, when to begin transition to that method.

               In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). During the quarter ended March 31, 2003, the Company adopted the disclosure provisions of FIN 45, which require increased disclosure of guarantees, including those for which likelihood of payment is remote. FIN 45 also requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe that these provisions will have a material impact on its financial statements.

               In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company does not believe that these provisions will have a material impact on its financial statements.

               In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of EITF 00-21 on its consolidated financial statements.


       (w)        Reclassifications

               Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)      Discontinued Operations

         Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video have not continued to meet the expectations of management. As a result, during the three-month period ended June 30, 2002, management initiated a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. As of March 31, 2003, all operations had ceased. Rentrak is continuing to sell its contractually available end-of-term PPT revenue sharing product through broker channels. Prior year amounts have been restated to appropriately classify results of BlowOut Video operations as discontinued.

         BlowOut Video generated revenues of $2.6 million and a net loss of $0.6 million, or $0.06 per share, operating three stores in the year ended March 31, 2003, compared with revenues of $6.6 million and a net loss of $0.8 million or $0.07 per diluted share, during the year ended March 31, 2002, during which it operated seven stores. BlowOut Video generated revenue of $9.8 million and a net loss of $0.3 million, or $0.02 per share during the year ended March 31, 2001.


(3)      3PF Transactions

         In June 2002, 3PF entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The term of the lease expires July 31, 2006. The sublease requires monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF's master lease for this facility.
         Additionally in June 2002 in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer's specifications. This lease, upon expiration, contains a $1.00 purchase option. The lease for the equipment resulted in a note receivable in the amount of $1,838,062 payable to 3PF in monthly installments. The current and long-term portions of this note receivable were $496,947 and $1,076,395 respectively. The transaction resulted in a deferred gain in the amount of $509,044 which is being recognized as interest income by 3PF ratably throughout the life of the lease.

         In 2003, management determined that it is unlikely that 3PF would achieve its business plans and initiated a plan to sell the assets of 3PF. Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF's assets would be sold or otherwise disposed of. As a result of this determination, management assessed during the quarter ended March 31, 2003, the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF

         Accordingly, management performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS 144, Accounting for the Impairment of Long-Lived Assets. This assessment resulted in 3PF recognizing an asset impairment expense during the three-month period ended March 31, 2003 in the amount of $844,041 for the write down of its assets to estimated fair market value of approximately $800,000.

         On June 17, 2003, the Company announced it had signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio, operation. The agreement covers all equipment and leasehold improvements at 3PF's leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $800,000 is approximately equal to the net book value of the assets sold at March 31, 2003. During the sale negotiations, the Company received notification from 3PF's largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it does not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. As a result, the Columbus, Ohio distribution facility lease is not included in the asset sale transaction. The Columbus, Ohio distribution facility has been used exclusively to service this customer and as of August 1, 2003 will not be in use. The Company plans to begin the settlement of this lease obligation immediately upon the closing of the asset sale transaction.



(4)      Property and Equipment

         Property and equipment, at cost, consists of:

                                                      March 31
                                       ----------------------------------------
                                             2003                  2002
                                       ------------------    ------------------
  Furniture and fixtures            $          3,731,743          7,877,283
  Machinery and equipment                      1,235,533          2,183,128
  Leasehold improvements                       1,063,753          1,440,295
  Capitalized software                           988,902            434,228
                                       ----------------------------------------
                                       ----------------------------------------
                                               7,019,931          11,934,934
  Less accumulated depreciation               (4,615,168)         (8,056,115)
                                       ------------------    ------------------
                                    $          2,404,763           3,878,819
                                       ==================    ==================



(5)      Retailer Financing Program

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

         As of March 31, 2003 and 2002 the Company had invested or loaned approximately $6,600,000 under the program and had provided reserves of approximately $6,600,000. These balances are included in other assets.

         The activity in the total reserves for the retailer financing program is as follows for the fiscal years ended March 31:

                                       2003            2002          2001
                             -----------------------------------------------
   Beginning balance          $   6,575,754       6,598,514        5,684,183
   Additions to reserve                --            50,000          925,216
   Write-offs                          --              --             --
   Recoveries                       (45,000)        (72,760)         (10,885)
                             -----------------------------------------------
   Ending balance             $   6,530,754       6,575,754        6,598,514
                             ===============================================


         During fiscal 2001, the Company discontinued new financings under this retailer financing program. Write-offs of receivables related to customers associated with this program, but not included in the reserves for the retailer financing program, during fiscal 2001 were $5.15 million.

(6)      Line of Credit

         In May 2000 the Company obtained a line of credit with a lender in an amount not to exceed the lesser of (a) $12 million or (b) the sum of 85% of the net amount of eligible accounts receivable. Interest under the line was payable monthly at the bank's prime rate plus 1/4% (5.0% at March 31, 2002). The line was secured by substantially all of the Company's assets. The terms of the credit agreement included financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal year equal to or exceeding $1.00, and (3) $5 million of working capital to be maintained at all times. The agreement also restricted the amount of loans and indebtedness and limited the payment of dividends on the Company's stock, among other restrictions. Based upon the financial results reported as of March 31, 2002 and the twelve month period then ended, the Company was in compliance with the three financial covenants at March 31, 2002. At March 31, 2002, the Company had no outstanding borrowings under this agreement.

         On May 26, 2002, the Company canceled its line of credit described above. On May 30, 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and expires on July 1, 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2%. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include financial covenants requiring: (1) $16 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending September 30, 2002; and (4) achievement of specific current and leverage financial ratios. Based upon the financial results reported as of March 31, 2003, and for the three and twelve month periods then ended, the Company determined it is not in compliance with the tangible net worth covenant at March 31, 2003, and net profit financial covenants for the periods ended March 31, 2003. The Company has obtained a waiver of non-compliance with these financial covenants at March 31, 2003 and for the three and twelve month periods ended March 31, 2003. At March 31, 2003 and June 24, 2003, the Company had no outstanding borrowings under this agreement.

         Effective June 16, 2003, the bank extended the current line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalize a new line of credit. The Company believes the new line of credit will be finalized not later than October 1, 2003.

(7)      Related Party Transaction

         Dr. Joon S. Moon, a Rentrak Director, received a fee totaling $241,500 for his services in negotiating the business restructuring transaction with Rentrak Japan in fiscal 2002. Dr. Moon also received a fee in the amount of approximately $48,000 in connection with the October 2001 sale of the remaining 180,000 shares of Rentrak Japan stock held by Rentrak in fiscal 2002 (See Note 1).

         SWR Corporation, which is owned by Paul A. Rosenbaum, Chairman and Chief Executive Officer, received a total of $16,209 as payment for the rental of office space.

(8)      Income Taxes

         The provision (benefit) for income taxes is as follows for the fiscal years ended March 31:

                                                             2003                  2002                  2001
                                                       ------------------   -------------------   -------------------
Current tax (benefit) provision:
     Federal                                        $          45,001                309,585                   --
     State                                                        --                  31,000                   --
                                                       ------------------   -------------------   -------------------
                                                                45,001               340,585                   --
Deferred tax (benefit) provision                              (317,438)            5,171,886            (4,514,575)
                                                       ------------------   -------------------   -------------------
                 Income tax (benefit) provision     $         (272,437)            5,512,471            (4,514,575)
                                                       ==================   ===================   ===================


       The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows for the fiscal years ended March 31:


                                                             2003                  2002                  2001
                                                      -------------------   -------------------   -------------------
Provision (benefit) computed at statutory
     rates                                         $         (262,077)            4,932,211            (4,111,261)
State taxes, net of federal benefit                           (30,833)              580,261              (468,098)
Amortization of warrants                                      120,700                22,800               140,027
Amortization of intangibles                                  (121,522)             (121,522)             (121,522)
Other                                                          21,295                98,721                46,279
                                                      -------------------   -------------------   -------------------
                                                   $         (272,437)            5,512,471            (4,514,575)
                                                      ===================   ===================   ===================


         Deferred tax assets and (liabilities) from continuing operations are comprised of the following components at March 31, 2003 and 2002:



                                                                                   2003                  2002
                                                                            -------------------   -------------------
Deferred tax assets:
     Current:
        Allowance for doubtful accounts                                  $          241,643               222,643
        Program supplier reserves                                                   501,120               510,842
        Foreign tax credit                                                           49,246                   --
        Net operating loss carryforward                                           1,153,302               960,244
        Unrealized loss on investments                                              118,785               119,015
        Deferred revenue                                                            145,043               144,060
        Other                                                                       587,769               338,763
                                                                            -------------------   -------------------
                   Total current deferred tax assets                              2,796,908             2,295,567
                                                                            -------------------   -------------------
     Noncurrent:
        Depreciation                                                                 53,479               204,996
        Retailer financing program reserve                                          360,089               663,040
        Deferred gain                                                               127,995                   --
        Other                                                                       352,520               134,846
                                                                            -------------------   -------------------
                 Total noncurrent deferred tax assets                               894,083             1,002,882
                                                                            -------------------   -------------------

                 Total deferred tax assets                               $        3,690,991             3,298,449
                                                                            ===================   ===================



         As of March 31, 2003, the Company has estimated net operating loss carryforwards for federal income tax return purposes of approximately $3,400,000, which expire through 2023.

(9)      Stockholders' Equity

         Stock Options and Warrants

         Options were granted under the 1986 Stock Option and the Director's Stock Option Plans. As of March 31, 1997, there were no options available to grant under the 1986 Stock Plan.

         Effective March 31, 1997, the Company adopted the 1997 Non-Officer Employee Stock Option Plan. The aggregate number of shares which may be issued upon exercise of options under the plan may not exceed 800,000. In August 1997, the Company adopted the 1997 Equity Participation Plan. The aggregate number of shares which may be issued upon exercise of options under the plan shall not exceed 2,075,000, including an increase of 475,000 shares approved by the Board and the Company's shareholders in fiscal 2003. The plans are administered by the Compensation Committee of the Board which determines the terms and conditions of options issued under the plans. Options granted to date under the plans are exercisable over one to five years and expire ten years after date of grant. As of March 31, 2003, the Company had 337,776 and 561,488 options available to be granted under the 1997 Non-Officer Employee Stock Option Plan and 1997 Equity Participation Plan, respectively.

         The Company has elected to account for its stock-based compensation plans in accordance with APB 25, under which no compensation expense has been recognized as the Company has issued options at or greater than fair market value. The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2003, 2002, and 2001, using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following assumptions:



                                                2003                  2002                  2001
                                         -------------------   -------------------   -------------------
Risk-free interest rate                     3.57 - 5.45%          4.08 - 5.47%          4.77 - 6.82%
Expected dividend yield                          0%                    0%                    0%
Expected lives                              5 - 10 years          5 - 10 years          5 - 10 years
Expected volatility                            77.69%                81.28%                78.21%


         The table below summarizes the plans' activity:


                                                                   Options outstanding
                                                             ----------------------------------------
                                                                                       Weighted
                                                                Number of              average
                                                                  shares            exercise price
                                                             ------------------   -------------------
Balance at March 31, 2000                                         3,859,702          $       4.60
Granted:
     Option price = fair market value                               393,575                  3.80
     Option price > fair market value                                 5,420                  4.61
Issued                                                           (1,721,060)                 4.67
Canceled                                                           (872,948)                 5.12
                                                             ------------------   -------------------
Balance at March 31, 2001                                         1,664,689                  4.07
Granted:
     Option price = fair market value                               403,000                  3.29
Issued                                                             (227,812)                 3.22
Canceled                                                           (210,453)                 4.84
                                                             ------------------   -------------------

Balance at March 31, 2002                                         1,629,424                  3.97
Granted:
     Option price = fair market value                               619,350                  5.24
Issued                                                             (112,043)                 4.18
Canceled                                                           (153,312)                 4.02

                                                             ------------------   -------------------
Balance at March 31, 2003                                         1,983,419         $        4.35
                                                             ==================   ===================

         Using the Black Scholes methodology, the total value of options granted during fiscal years 2003, 2002, and 2001 was approximately $2,450,000, $970,000, and $1,040,000, respectively, which would be amortized on a pro forma basis over the vesting period of the option typically one to four years. The weighted average fair value of options granted during the years ended March 31, 2003, 2002, and 2001 was $5.24, $3.29, and
         $3.82, respectively. Options to purchase 1,186,440, 978,380, and 1,026,899 shares of common stock were exercisable at March 31, 2003, 2002, and 2001, respectively. These exercisable options had weighted average exercise prices of $4.06 $4.31, and $4.39 at March 31, 2003, 2002, and 2001, respectively.

         The  following  table  summarizes   information   about  stock  options
         outstanding at March 31, 2003:


                                                         Options outstanding              Options exercisable
                                                    -------------------------------  -------------------------------
                                                      Weighted         Weighted                         Weighted
                                    Outstanding        average         average        Exercisable        average
                                    as of March       remaining        exercise       as of March       exercise
                                      31, 2003        contractual       price           31, 2003          price
      Range of exercise prices                          life
    -----------------------------  ---------------  --------------  ---------------  ---------------  --------------
$   1.00 - 2.59                          40,000             7.8       $    2.188           15,000      $    2.188
    2.60 - 6.49                       1,877,419             5.8            4.294        1,161,440           4.033
    6.50 - 9.78                          66,000             8.6            7.252           10,000           9.500
                                   ---------------                                   ---------------

                                      1,983,419                                         1,186,440
                                   ===============                                   ===============


         The Company issued two separate warrants in 1995 and 1998, which were valued by an outside valuation firm using standard warrant valuation models.

         Warrants to purchase 1,423,750 shares of the Company's common stock were issued in fiscal 1995 in connection with a supply agreement with a program vendor. The warrants had an initial exercise price of $7.13 with 284,750 warrants vesting immediately and 284,750 vesting over the following 4 years, subject to the supplier providing a minimum of one theatrical title each year of the vesting period. The warrants, which had expiration dates through 2005, were valued at $2,335,662 and were expensed over the initial 5 years of the agreement. In November 1996, the Company adjusted the number of shares of common stock under which the warrant could be exercised to 1,543,203 shares and decreased the price to $6.578 per share. This adjustment was done in connection with the distribution of common stock of Blow Out Entertainment, Inc. in November 1996. The adjustment was done pursuant to the suppliers agreement that required the Company to adjust the warrant if a distribution of the Company's assets occurred. During 2002, 308,641 warrants expired, leaving a balance of 1,234,562. During the quarter ended September 30, 2002, 309,041 warrants expired leaving a balance of 925,521.

         In November 2002, Rentrak and the program supplier entered into a cancellation agreement to cancel the remaining 925,521 outstanding warrants. Under the cancellation agreement, Rentrak paid the program supplier $300,000 in cash in consideration for the cancellation of the warrants. The $300,000 cash payment was charged to paid-in-capital as a settlement of an equity interest in the Company. In addition, Rentrak agreed to pay the program supplier supplemental consideration in the event of a change of control (generally a greater than 50% change in ownership of the outstanding Rentrak common stock by another company or group seeking control). The amount of consideration to be paid in the event of a change of control is based on the value per common share paid by the purchaser. This compensation is also dependent on the timing of the purchase. The supplemental consideration ranges from $300,000 to $2,000,000 depending on the price and timing of the purchase. The Company has not accrued any amount as of March 31, 2003 due to the contingent nature of this supplemental consideration.

         The value of the warrants issued in July 1998 was recorded as a deferred charge in equity of $600,000. These warrants relate to a 10-year supply agreement entered into with a major customer. The value of the warrants was amortized to expense as services were provided. The warrants expired without being exercised in 2000. Management elected to fully amortize the remaining unamortized value of these warrants as of March 31, 2003, based on the expectation that the customer would not be utilizing the services of the Company in future periods.

         In fiscal 2003, 2002 and 2001, expense associated with the above warrants was approximately $355,000, $60,000 and $368,000, respectively. As of March 31, 2003, no warrants were outstanding and all amounts had been amortized to expense.

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

         During fiscal 2002, a former officer of the Company, who was loaned, on June 16, 2000, $6,629,386 to purchase 1,362,008 shares of stock upon exercise of his employee stock options and, during the quarter ended September 30, 2000, was loaned $721,235 to purchase 133,742 shares of stock upon exercise of his employee stock options, terminated his agreements with the Company. Accordingly, the common stock and related notes receivable totaling $7,350,621 were reversed in a noncash transaction.

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

(10)     Commitments

         Leases The Company leases certain facilities and equipment under operating leases expiring at various dates through 2011. Approximate rental payments over the term of the leases exceeding one year are as follows:

      Year ending March 31:
          2004                                         $         2,634,692
          2005                                                   2,660,993
          2006                                                   2,628,035
          2007                                                   2,408,360
          2008                                                   1,795,762
          2009 and thereafter                                    1,561,659
                                                          ------------------
                                                       $        13,689,501
                                                          ==================


         The leases provide for payment of taxes, insurance, and maintenance by the Company. The Company also rents vehicles and equipment on a short-term basis. Rent expense under operating leases was approximately $3,159,000, $3,581,000, and $2,954,000 for the fiscal years ended March
         31, 2003, 2002, and 2001, respectively.

         Guarantees and Advances

         The Company has entered into guarantee contracts with program suppliers. In general, these contracts guarantee the suppliers minimum payments. In some cases these guarantees are paid in advance. Any advance payments made by the Company that will be realized within the current year are included in advances to program suppliers. The long-term portion is included in other assets. Both the current and long-term portion are amortized to cost of sales as revenues are generated from the related cassettes.

         The Company, using empirical data, estimates the projected revenue stream to be generated under these arrangements and accrues for projected payments or reduces the carrying amount of advances to program suppliers for any amount that it estimates will not be fully recovered through future revenues. As of March 31, 2003 and 2002, the Company has reserved approximately $1,318,737 and $1,344,320, respectively, for potential unearned shortages under advance arrangements. As of March 31, 2003 and 2002, the Company has reserved approximately $800,000 and $1,000,000, respectively, for potential unearned shortages under guarantee arrangements.

         On March 22, 1999, the Company's then subsidiary BlowOut Entertainment, Inc. ("BlowOut"), filed for Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. At that same time BlowOut filed a motion to sell substantially all the assets of BlowOut. BlowOut is not related to the Company's wholly owned subsidiary BlowOut Video, Inc. The sale, to a third party video retailer, was approved on May 10, 1999 and closed on May 17, 1999. The Company was the principal creditor of BlowOut. In 1996, the Company had agreed to guarantee up to $7 million of indebtedness of BlowOut (Guarantee). Pursuant to the terms of the Guarantee, the Company agreed to guarantee any amounts outstanding under BlowOut's credit facility. As the sale of the BlowOut assets were not sufficient to cover the amounts due under this facility, the Company, pursuant to the guarantee, has agreed to a payment plan to fulfill BlowOut's obligation under its credit facility. The payments, as made, were recorded as a reduction of "net current liabilities of discontinued operations" on the accompanying balance sheet. As of March 31, 2002, all amounts related to this obligation had been paid.

         Other

         In June 2000, the Company entered into an agreement with one of its customers to modify an existing contract. Under the terms of the agreement the customer made a payment to the Company in the amount of $2,500,000 in exchange for cancellation of the exclusivity clause in the contract requiring the customer to acquire all of its PPT product from the Company and for future fulfillment services to be provided to the customer by the Company's subsidiary 3PF. Subsequent to the signing of the agreement, the customer took the position that it was entitled to a refund of the payment, as additional agreements were not finalized as of the date required by the agreement. Therefore, the entire payment was recorded as deferred revenue on the Company's balance sheet at June 30, 2000.

         On March 31, 2001, the Company entered into a settlement agreement with the customer whereby the contract modification was resolved and both parties were released from claims related to the above issues. $1.6 million of the $2.5 million payment was consideration for the recovery of lost business related to the cancellation of the exclusivity clause in the contract and was recorded as revenue. The remaining $900,000 was held by the Company as a credit to be applied toward future billings to this customer created by orders of PPT product from the Company. The terms of the settlement agreement provided a $900,000 credit available to be applied to future receivables with $75,000 available each calendar quarter beginning with the first quarter of 2001. The long-term portion of this credit has been included in other long-term liabilities on the accompanying consolidated balance sheet.

(11)     Contingencies

         During fiscal 2001, the Company received a final reimbursement for legal costs related to a fiscal year 2000 legal settlement of $225,000 which is included in net gain from litigation expense in the accompanying consolidated statement of operations.

         In November 15, 2000, 3PF filed a proceeding with the American Arbitration Association against Reel.com, Inc., a division of Hollywood Entertainment Corporation (Hollywood), for breach of a servicing, warehousing, and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. On March 13, 2002, an arbitrator awarded damages to the Company of $1,563,153 related to the November 15, 2000 claim. This amount is reflected as a gain and is included in net gain from litigation settlements in the accompanying consolidated statement of operations. In April 2002, in a confidential settlement agreement, Hollywood agreed to pay an additional $361,847 to the Company to resolve all outstanding issues between the two parties.

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

         The Company may from time to time also be a party to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company. The Company currently has no outstanding litigation.

(12)     Employee Benefit Plans

         On January 1, 1991, the Company established an employee benefit plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The total amount of the Company's contribution is at the discretion of the board of directors. Contributions under the 401(k) Plan for the years ended March 31, 2002 and 2001 were approximately $86,000 and $82,000, respectively. As of March 31, 2003, the board of directors had not made a decision regarding contributions for the year ended March 31, 2003.

         The Company has an Employee Stock Purchase Plan (the Plan). The board of directors has reserved 200,000 shares of the Company's common stock for issuance under the Plan, of which 135,481 shares remain authorized and available for sale to employees. All employees meeting certain eligibility criteria may be granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment is made through payroll deductions.

         Under the Plan, employees purchased 1,213 shares for aggregate proceeds of $5,740, 3,079 shares for aggregate proceeds of $11,005, and 4,000 shares for aggregate proceeds of $13,561, in fiscal 2003, 2002, and 2001, respectively.

(13)     Business Segments, Significant Suppliers, and Major Customer

         The Company classifies its services in three segments, PPT, 3PF and Other. Other services include amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan.



       Business Segments

                                              ------------------------ -------------------------- ---------------------------
                                                    2003                          2002                        2001
                                              ------------------------ -------------------------- ---------------------------
Revenues before Intersegment  Eliminations
     PPT                                       $ 70,954,521             $      74,474,692          $      87,656,114
     3PF                                         17,380,544                    17,521,877                 23,389,443
     All Other                                         -                        6,395,754                  1,130,654
                                              ------------------------ -------------------------- ---------------------------

                                               $ 88,335,065             $      98,392,323          $     112,176,211
                                              ------------------------ -------------------------- ---------------------------
Intersegment Revenue Eliminations
     PPT                                       $       -                $        (218,204)         $        (863,818)
     3PF                                         (2,114,704)                   (2,180,137)                (3,252,344)
                                              ------------------------ -------------------------- ---------------------------
                                               $ (2,114,704)            $      (2,398,341)         $      (4,116,162)
                                              ------------------------ -------------------------- ---------------------------
Revenues from External Customers
     PPT                                       $ 70,954,521             $      74,256,488          $      86,792,296
     3PF                                         15,265,840                    15,341,740                 20,137,099
     All Other                                         -                        6,395,754                  1,130,654
                                              ------------------------ -------------------------- ---------------------------

                                               $ 86,220,361             $      95,993,982          $     108,060,049
                                              ------------------------ -------------------------- ---------------------------
Income (Loss) from Operations:
     PPT                                       $  3,264,435             $       6,269,712          $      (6,867,000)
     3PF                                         (3,274,804)                   (3,858,411)                (3,788,576)
     All Other                                           -                      5,460,399                  1,130,654
                                              ------------------------ -------------------------- ---------------------------
                                               $    (10,369)            $       7,871,700          $      (9,524,922)
                                              ------------------------ -------------------------- ---------------------------
Identifiable Assets
     PPT                                       $ 25,801,989             $      29,145,059          $      25,073,174
     3PF                                          4,924,444                     5,831,188                  8,935,935
         Discontinued Operations                         -                      3,636,080                  5,117,139
                                              ------------------------ -------------------------- ---------------------------

                                               $ 30,726,433             $      38,612,327          $      39,126,248
                                              ------------------------ -------------------------- ---------------------------

         The Company has one program supplier that supplied product that generated 16 percent, two that generated 15 percent, and a fourth that generated 11 percent of the Company's revenues for the year ended March 31, 2003. The Company has one program supplier that supplied product that generated 17 percent, a second that generated 16 percent, and a third that generated 13 percent of the Company's revenues for the year ended March 31, 2002. The Company has one program supplier that supplied product that generated 19 percent, a second that generated 15 percent, and a third that generated 13 percent of the Company's revenues for the year ended March 31, 2001. There were no other program suppliers who provided product accounting for more than 10 percent of sales for the years ended March 31, 2003, 2002, and 2001.

         The Company currently receives a significant amount of product from four program suppliers. Although management does not believe that these relationships will be terminated in the near term, a loss of one of these suppliers could have an adverse effect on operating results.

         The Company has one customer that accounted for 14 percent of the Company's revenue in the year ended March 31, 2003. The same customer accounted for 11 percent of the Company's revenue in the year ended March 31, 2002. There were no other customers that accounted for more than 10 percent of the Company's revenue in fiscal 2003, 2002, and 2001. The agreement with this fulfillment customer expires July 31, 2003. The customer has notified the Company of their intent not to renew this agreement.

                               RENTRAK CORPORATION
                            QUARTERLY FINANCIAL DATA
             FOR THE QUARTERS ENDED JUNE 30, 2001 TO MARCH 31, 2003



                                         JUNE 30,                                                        MARCH 31,
QUARTER ENDED:                            2002               SEPTEMBER 30, 2002     DECEMBER 31, 2002       2003
                                  ----------------------------------------------------------------------------------

REVENUE                                $22,427,441              $20,774,482            $21,279,830      $21,738,608

NET INCOME:
    CONTINUING OPERATIONS                 $309,517                 $173,115              $(299,195)        $(99,189)
     DISCONTINUED OPERATIONS              (145,014)                (276,216)               (75,369)         (86,028)
                                  ----------------------------------------------------------------------------------
NET INCOME                                $164,503                $(103,101)             $(374,564)       $(185,217)
                                  ----------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC:
      CONTINUING OPERATIONS                  $0.03                    $0.02                 ($0.03)          ($0.01)
       DISCONTINUED OPERATIONS               (0.01)                   (0.03)                 (0.01)           (0.01)
                                  ----------------------------------------------------------------------------------
               NET INCOME (LOSS)             $0.02                  ($0.01)                 ($0.04)          ($0.02)
                                  ----------------------------------------------------------------------------------

   DILUTED:
      CONTINUING OPERATIONS                  $0.03                    $0.02                 ($0.03)          ($0.01)
       DISCONTINUED OPERATIONS               (0.01)                   (0.03)                 (0.01)           (0.01)
                                  ----------------------------------------------------------------------------------
               NET INCOME (LOSS)             $0.02                   ($0.01)                ($0.04)          ($0.02)
                                  ----------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

                                        JUNE 30,                                 DECEMBER 31, 2001    MARCH 31, 2002
QUARTER ENDED:                       2001 (Note 1)        SEPTEMBER 30, 2001           (Note 2)            (Note 3)
                                  ----------------------------------------------------------------------------------

REVENUE                                $27,076,878              $22,046,339            $24,311,261      $22,559,504

NET INCOME:
    CONTINUING OPERATIONS                4,946,693                  526,179              2,272,542        2,041,374
     DISCONTINUED OPERATIONS              (251,780)                (128,065)               (33,854)        (379,058)
                                  ----------------------------------------------------------------------------------
NET INCOME                               4,694,913                  398,114              2,238,688        1,662,316
                                  ----------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
   BASIC:
      CONTINUING OPERATIONS                  $0.44                    $0.05                  $0.23            $0.21
       DISCONTINUED OPERATIONS               (0.02)                   (0.01)                  0.00            (0.04)
                                  ----------------------------------------------------------------------------------
               NET INCOME (LOSS)             $0.42                    $0.04                  $0.23            $0.17
                                  ----------------------------------------------------------------------------------

   DILUTED:
      CONTINUING OPERATIONS                  $0.44                    $0.50                  $0.23            $0.20
       DISCONTINUED OPERATIONS               (0.02)                   (0.01)                  0.00            (0.04)
                                  ----------------------------------------------------------------------------------
               NET INCOME (LOSS)             $0.42                    $0.49                  $0.23            $0.16
                                  ----------------------------------------------------------------------------------

(1) The June 30, 2001 quarter included results from the Rentrak Japan restructuring agreement. The agreement resulted in the recognition of $6.4 million in royalty revenue and a $5.6 million gain in other income during the quarter.
(2) The December 31, 2001 quarter included recovery of a specific allowance in the amount of $0.9 million, established in the June 30, 2001 quarter, for doubtful accounts related to a customer of the Company's subsidiary, 3PF. The quarter also included other income of $2.4 million related to the Rentrak Japan restructuring.
(3) The March 31, 2002 quarter included recognition of a $1.6 million gain from a litigation settlement with a prior customer, as well as recovery in the amount of $0.7 million of a specific allowance, established in the December 31, 2000 quarter, for doubtful accounts related to a customer of the Company's subsidiary, 3PF.





                              Rentrak Corporation
                        Valuation and Qualifying Accounts
                                   Schedule II

                                          Balance at        Additions      Write Offs
                                         Beginning of    (Reductions) to    Charged                               Balance at End of
              Year Ended:                  Period           Reserve       Against Reserves         Recoveries            Period
-----------------------------------------------------------------------------------------------------------------------------------

 Allowance for doubtful accounts

     March 31, 2001                    $   836,945        $7,455,734       $(7,670,968)             $ 1,468,364        $  2,090,075
     March 31, 2002                      2,090,075        (1,546,301)       (1,598,046)               2,140,415          (1,086,143)
     March 31, 2003                      1,086,143        (1,142,138)         (447,732)               1,251,866             748,139

 Advances to program
     suppliers reserve

     March 31, 2001                    $ 1,276,078        $   93,959       $    -                   $      -              1,370,037
     March 31, 2002                      1,370,037               -             (25,717)                    -              1,344,320
     March 31, 2003                      1,344,320               -             (25,583)                    -              1,318,737

 Other Current Assets-
 Retailer Financing Program reserve


     March 31, 2001                    $  494,935        $   343,500       $    -                   $       -               838,435
     March 31, 2002                       838,435                -              -                           -               838,435
     March 31, 2003                       838,435                -              -                           -               838,435

 Other Assets-
 Retailer Financing Program reserve

     March 31, 2001                   $ 5,189,248        $   581,715           (10,884)             $       -            $5,760,079
     March 31, 2002                     5,760,079             50,000           (72,760)                     -             5,737,319
     March 31, 2003                     5,737,319                -             (45,000)                     -             5,692,319


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 10 is incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.         EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation."

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information>"

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Transactions".

ITEM 14.         CONTROLS AND PROCEDURES

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

Change in Internal Controls The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

        PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)   Financial Statements
        -----------------------------

                 The following documents are filed as part of the Report:

                          Consolidated Financial Statements: The Consolidated Financial Statements of the Company are included in
                          Item 8 of this Report as follows:

                          Independent Auditors Report

                          Consolidated Balance Sheets as of March 31, 2003
                            and 2002

                          Consolidated Statements of Operations for the Years
                            Ended March 31, 2003, 2002 and  2001

                          Consolidated Statements of Stockholders' Equity
                            for the Years Ended March 31, 2003,
                            2002 and 2001

                          Consolidated Statements of Cash Flows for the Years
                            Ended March 31, 2003, 2002 and 2001

                          Notes to Consolidated Financial Statements

        (a)(2)   Financial Statement Schedules
        --------------------------------------

                          Consolidated Financial Statement Schedules:
                          -------------------------------------------

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

        (a)(3)   Exhibits:  The exhibits required to be filed pursuant to
                 Item 601 of Regulation S-K are set forth in the

                 Exhibit Index.

        (b) Form 8-K Reports. During the fourth quarter of fiscal 2003, the Company filed no reports on Form 8-K.

(c) Exhibits (See Exhibit Index)

         1. A shareholder may obtain a copy of any exhibit included in this Report upon payment of a fee to cover the reasonable expenses of furnishing such exhibits by written request to Rentrak Corporation, PO Box 18888, Portland, Oregon 97218.

        SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        RENTRAK CORPORATION

        By      /S/ F. Kim Cox
                --------------------------------------
                  F. Kim Cox, President

        Date   June 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

        Principal Executive Officer and Director:
        By /S/ Paul A. Rosenbaum                                  June 26, 2003
           ------------------------
        Paul A. Rosenbaum, Chairman and Chief
           Executive Officer and Director

        Principal Financial And Accounting Officer:
        By /S/ Mark L. Thoenes                                    June 26, 2003
           --------------------------
        Mark L. Thoenes, Senior Vice President
        Chief Financial Officer

        Majority of Directors:

        By /S/ Cecil D. Andrus                                   June 26, 2003
            ---------------------------
             Cecil D. Andrus, Director

        By /S/ George H. Kuper                                   June 26, 2003
            ------------------------
             George H. Kuper, Director

        By /S/ Joon S. Moon                                      June 26, 2003
            --------------------------
             Joon S. Moon, Director

        By /S/ James G. Petcoff                                  June 26, 2003
            ------------------------
             James G. Petcoff, Director

        By /S/ Stanford Stoddard                                 June 26, 2003
            ------------------------
             Stanford Stoddard, Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul A. Rosenbaum, certify that:

I have reviewed this annual report on Form 10-K of Rentrak Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Evaluated  the  effectiveness  of  the  registrant's   disclosure  controls  and
procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 26, 2003

By: /s/ Paul A. Rosenbaum
-------------------------
Paul A. Rosenbaum
Chairman and Chief Executive Officer

                            CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark L. Thoenes, certify that:

I have reviewed this annual report on Form 10-K of Rentrak Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Evaluated  the  effectiveness  of  the  registrant's   disclosure  controls  and
procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 26, 2003

By:/s/ Mark L. Thoenes
----------------------
Mark L. Thoenes
Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Rentrak Corporation (the "Company") on Form 10-K for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul A. Rosenbaum, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Paul A. Rosenbaum
---------------------
Paul A. Rosenbaum
Chairman and Chief Executive Officer
Rentrak Corporation
June 25, 2003


In connection with the Annual Report of Rentrak Corporation (the "Company") on Form 10-K for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Thoenes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Mark L. Thoenes
-------------------
Mark L. Thoenes
Chief Financial Officer
Rentrak Corporation
June 25, 2003

                                  EXHIBIT INDEX

The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

    Exhibit
    Number       Exhibit
      2          Agreement Concerning Changes to Business Cooperation Agreement
                (Framework) between Rentrak
                 Japan Co., Ltd. and Rentrak Corporation. (1)
      3.1        Amended and Restated Articles of Incorporation and amendments thereto. (2)
      3.2        1995 Restated Bylaws, as amended to date. (3)
     10.1*       1986 Second Amended and Restated Stock Option Plan and Forms
                 of Stock Option Agreements. (4)
     10.2*       Amendment to 1986 Second Amended and Restated Stock Option
                 Plan dated May 19, 2000. (5)
     10.3*       Amended and Restated Employment Agreement with Marty Graham dated May 17, 1997. (7)
     10.4*       Addendum to Employment Agreement with Marty Graham dated
                 June 8, 2000. (8)
     10.5*       Amendment to Employment Agreement with Marty Graham dated
                 September 1, 2000. (9)
     10.6*       Employment Agreement with Christopher E. Roberts dated
                 November 1, 2002. (9)**
     10.7*       The 1997 Equity Participation Plan of Rentrak Corporation,
                 as amended.
     10.8*       Form of Non-Qualified Stock Option Agreement under 1997
                 Equity Participation Plan. (13)
     10.9*       Form of Incentive Stock Option Agreement under 1997 Equity
                 Participation Plan. (14)
     10.10*      Employment Agreement with F. Kim Cox dated April 1, 1998. (11)
     10.11       Revolving Line of Credit Agreement with Wells Fargo Bank
                 dated June 15, 2002. (12)
     10.12*      Employment Agreement with Mark L. Thoenes dated January 1,
                 2001. (13)

     10.13*      Employment Agreement with Timothy J. Erwin dated November 1,
                 2002. (14)
     10.14       Rights Agreement dated as of May 18, 1995, between Rentrak
                 Corporation and U.S. Stock Transfer Corporation. (15)
     10.15*      Letter Agreement between Rentrak Corporation and Joon S. Moon entered into as of March 15, 2001. (16)
     10.16*      Incentive Stock Option Agreement with Paul A. Rosenbaum dated
                 March 30, 2001. (17)
     10.17*      Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (18)
     10.18*      Employment Agreement with Amir Yazdani dated July 1, 2001. (19)
     10.19*      Employment Agreement with Paul A. Rosenbaum dated October 1,
                 2001. (20)
     10.20*      Consulting Agreement between 3PF.Com, Inc., and
                 George H. Kuper dated June 13, 2001. (21)
     10.21*      The 1997 Non-Officer Employee Stock Option Plan of
                 Rentrak Corporation.  (22)
     10.22*      Amendment to the 1997 Non-Officer Employee Stock Option Plan
                 of Rentrak Corporation. (23)
     10.23*      Second Amendment to the 1997 Non-Officer Employee Stock Option
                 Plan of Rentrak Corporation. (24)
     10.24*      Third Amendment to the 1997 Non-Officer Employee Stock Option
                 Plan of Rentrak Corporation. (25)
     10.25       Letter Agreement between Rentrak Corporation and Disney
                 Enterprises, Inc., dated November 15, 2002. (26)
     10.26*      Employment Agreement with Kenneth M. Papagan dated
                 November 18, 2002, together with form of
                 incentive stock option agreement. (27)
     10.27*      Employment Agreement with Ronald Giambra dated
                 July 1, 2002. (28)
     21          List of Subsidiaries of Registrant.
     23          Consent of KPMG LLP., independent auditors.

     99.1        Description of Capital Stock of Rentrak Corporation. (32)
     99.2        Certification of Chief Executive Officer Pursuant to
                 18 U.S.C. Section 1350.
     99.3        Certification of Chief Financial Officer Pursuant to
                 18 U.S.C. Section 1350

*  Management Contract or Compensatory Plan or Arrangement.

** Portions omitted pursuant to a request for confidentiality treatment filed with the Securities and Exchange Commission.

1.         Filed as Exhibit 2 to Form 8-K filed on April 17, 2001.

2. Filed in Form S-3 Registration Statement, File No. 33-8511, filed on November 21, 1994.

3.         Filed as Exhibit 3.1 to Form 10-Q filed on February 14, 2001.

4. Filed as Exhibit 10.1 to 1993 Form 10-K filed on June 28, 1993 (File No. 0-15159).

5.         Filed as Exhibit 10.30 to 2000 Form 10-K filed on June 29, 2000.

6.         Filed as Exhibit 10.1 to Form 10-Q filed on November 3, 1997.

7.         Filed as Exhibit 10.23 to 2000 Form 10-K filed on June 29, 2000.

8.         Filed as Exhibit 10.13 to 2001 Form 10-K filed on June 29, 2001.

9.         Filed as Exhibit 10.4 to Form 10-Q filed on February 14, 2003.

10.        Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.

11.        Filed as Exhibit 10.2 to Form 10-Q filed on November 6, 1998.

12.        Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2003.

13.        Filed as Exhibit 10.25 to 2001 Form 10-K filed on June 29, 2001.

14.        Filed as Exhibit 10.3 to Form 10-Q filed on February 14, 2003.

15.        Filed as Exhibit 4 to Form 8-K filed on June 5, 1995.

16.        Filed as Exhibit 10.29 to 2001 Form 10-K filed on June 29, 2001.

17.        Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.

18.        Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.

19.        Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2001.

20.        Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.

21.        Filed as Exhibit 10.28 to 2002 Form 10-K filed on June 28, 2002.

22.        Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.

23.        Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.

24.        Filed as Exhibit 10.31 to 2002 From 10-K filed on June 28, 2002.

25.        Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.

26.        Filed as Exhibit 99 to Form 8-K filed on November 18, 2002.

27.        Filed as Exhibit 10.2 to Form 10-Q filed on February 14, 2003.

28.        Filed as Exhibit 10.5 to Form 10-Q filed on February 14, 2003.

29.        Filed as Exhibit 99 to 2001 Form 10-K filed on June 29, 2001.