Form 10-K/A
period 2003-03-31
RENTRAK CORP
filed 2003-06-30
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended March 31, 2003 or
------
         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No _____

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

As of June 23, 2003, the Registrant had 9,505,956 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF THE SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART II and III OF THIS
FORM 10-K

EXPLANATORY NOTE

Rentrak Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A as an amendment to it Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the "Form 10-K)"). The purpose of this Amendment is to correct the cover page of the Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RENTRAK CORPORATION
                                            (Registrant)

June 30, 2003                               By: /s/  Mark L. Thoenes
-------------                               ------------------------
Date
                                            Mark L. Thoenes
                                            Senior Vice President and
                                            Chief Financial Officer
                                            Signing on behalf of the registrant