Form 10-Q
period 2003-06-30
RENTRAK CORP
filed 2003-08-13
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: June 30, 2003

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).   Yes ( ) No ( X )

As of July 31, 2003, the Registrant had 9,581,542 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003

          Consolidated Statements of Income for the three-month periods ended June 30, 2003 and June 30, 2002

          Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2003 and June 30, 2002

          Notes to Consolidated Financial Statements

                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                                                    (UNAUDITED)
                                                                                         June 30,                  March 31,
                                                                                           2003                      2003
                                                                          -----------------------------------------------------
CURRENT ASSETS:

    Cash and cash equivalents                                                          $  10,647,719             $  10,063,541
    Accounts receivable, net of allowance for doubtful
       accounts of $589,888 and $748,139                                                   8,083,375                 9,706,485
    Advances to program suppliers                                                            469,812                   418,101

    Assets held for sale (Note E.)                                                           702,702                         -
    Income tax receivable                                                                     89,595                    81,085
    Deferred tax asset                                                                     2,759,858                 2,796,908
    Other current assets                                                                   2,211,308                 2,430,334

                                                                          -----------------------------------------------------
    Total current assets                                                                  24,964,369                25,496,454

PROPERTY AND EQUIPMENT, net                                                                1,974,212                 2,404,763
DEFERRED TAX ASSET                                                                           944,921                   894,083
OTHER ASSETS                                                                               1,779,451                 1,931,133

                                                                          -----------------------------------------------------
          TOTAL ASSETS                                                                 $  29,662,953             $  30,726,433
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

                               RENTRAK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                   (UNAUDITED)
                                                                                           June 30,                  March 31,
                                                                                             2003                      2003
                                                                           ----------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                  $  11,744,184             $  12,710,999
     Accrued liabilities                                                                     788,985                 1,143,785
     Accrued compensation                                                                    716,094                   610,022
     Deferred revenue                                                                        116,422                   156,692

                                                                           ----------------------------------------------------
          Total current liabilities                                                       13,365,685                14,621,498
                                                                           ----------------------------------------------------
LONG-TERM LIABILITIES:
     Lease obligations, deferred gain and
        customer deposits                                                                    625,693                   668,039
                                                                           ----------------------------------------------------
          Total long-term liabilities                                                        625,693                   668,039
                                                                           ----------------------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;

      Authorized:  10,000,000 shares, none issued                                                 -                         -
      Common stock,  $.001 par value;
      Authorized:  30,000,000 shares
         Issued and outstanding: 9,512,360 shares
         at June 30, 2003 and 9,471,612 shares at
         March 31, 2003                                                                        9,512                     9,472
     Capital in excess of par value                                                       39,830,175                39,655,212
                                                                           ----------------------------------------------------
     Cumulative other comprehensive income                                                   180,879                   180,879
     Accumulated deficit                                                                (24,348,991)              (24,408,667)
                                                                           ----------------------------------------------------
     Total Stockholder's Equity                                                           15,671,575                15,436,896
                                                                           ----------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  29,662,953             $  30,726,433
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

                               RENTRAK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            (UNAUDITED)
                                                                        Three Months Ended              Three Months Ended
                                                                           June 30, 2003                   June 30, 2002
                                                                 -----------------------------   -----------------------------
REVENUES:
   PPT                                                                       $     13,052,691                $     17,866,110
   Other                                                                            5,645,733                       4,561,331
                                                                 -----------------------------   -----------------------------

                                                                                   18,698,424                      22,427,441
                                                                 -----------------------------   -----------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                   14,180,913                      18,289,619
   Selling, general, and administrative                                             4,470,649                       4,000,448
   Net gain from litigation settlement                                                      -                        (361,847)
                                                                 -----------------------------   -----------------------------
                                                                                   18,651,562                      21,928,220
                                                                 -----------------------------   -----------------------------
INCOME FROM OPERATIONS                                                                 46,862                         499,221
                                                                 -----------------------------   -----------------------------
OTHER INCOME (EXPENSE):
   Interest income                                                                     55,439                               -
   Interest expense                                                                    (6,049)                              -
                                                                 -----------------------------   -----------------------------
                                                                                       49,390                               -
                                                                 -----------------------------   -----------------------------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION                                                                           96,252                         499,221

INCOME TAX PROVISION                                                                   36,576                         189,704
                                                                 -----------------------------   -----------------------------
INCOME FROM CONTINUING
    OPERATIONS                                                                         59,676                         309,517
LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $0 AND $88,881                                                                       -                        (145,014)
                                                                 -----------------------------   -----------------------------

NET INCOME                                                                   $         59,676                $        164,503
                                                                 =============================   =============================
EARNINGS (LOSS) PER SHARE:
    Basic:
       Continuing operations                                                 $           0.01                $           0.03
       Discontinued operations                                                          -                               (0.01)
                                                                 -----------------------------   -----------------------------
           Total                                                             $           0.01                $           0.02
                                                                 =============================   =============================
    Diluted:
       Continuing operations                                                 $           0.01                $           0.03
       Discontinued operations                                                           -                              (0.01)
                                                                 -----------------------------   -----------------------------
           Total                                                             $           0.01                $           0.02
                                                                 =============================   =============================



                          The accompanying notes are an
                       integral part of these consolidated
                                   statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (UNAUDITED)
                                                                                     Three Months Ended June 30,
                                                                              ------------------------------------
                                                                                    2003                 2002
                                                                              ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                          $  59,676         $ 164,503
  Adjustments to reconcile net income to net cash
      provided by operating activities:

  Loss on disposal of discontinued operations                                                 -           145,014
  Depreciation and amortization                                                         267,230           470,950
  Amortization of warrants                                                                    -            15,000
  Recovery of doubtful accounts                                                         (83,774)         (170,000)
  Deferred income taxes                                                                  36,577           100,823
  Change in specific accounts:
      Accounts receivable                                                             1,706,884           (93,023)
      Advances to program suppliers                                                     (51,711)         (508,750)
      Income tax receivable                                                              (8,510)           (7,725)
      Other assets                                                                      193,049         2,069,227
      Accounts payable                                                                 (966,815)       (1,026,666)
      Accrued liabilities & compensation                                               (248,728)          (18,265)
      Deferred revenue and other liabilities                                            (82,616)         (254,651)
                                                                              ------------------------------------
           Net cash provided by operating activities                                    821,262           886,437
                                                                              ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (361,722)         (619,956)
                                                                              ------------------------------------
        Net cash used in investing activities                                          (361,722)         (619,956)
                                                                              ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchases of common stock                                                                 -          (810,001)
  Issuance of common stock                                                              124,638           526,119
                                                                              ------------------------------------
        Net cash provided by (used in) financing activities                             124,638          (283,882)
                                                                              ------------------------------------

NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                       584,178           (17,401)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                  -           194,980
                                                                              ------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               584,178           177,579
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                          10,063,541        12,028,684
                                                                              ------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $10,647,719       $12,206,263
                                                                              ====================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid for income taxes,
        net of refunds received                                                        $  8,510         $  12,236
  NON-CASH INVESTING AND FINANCING ACTIVITIES
         Issuance of note payable for the purchase of common stock                            -           239,074


                     The accompanying notes are an integral
                     part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The Condensed Consolidated Financial
Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2003 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows.

The Condensed Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all inter-company accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for on the equity method.

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple
Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that these provisions will have a material impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 15" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company does not believe that these provisions will have a material impact on its consolidated financial statements.

NOTE B:    Net Income Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants.

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted earnings per share for the three-month periods ended June 30, 2003 and 2002 were as follows:


                                                      3-Months Ended                        3-Months Ended
                                                       June 30, 2003                         June 30, 2002
                                            ------------------------------------  ------------------------------------
                                                 Basic             Diluted             Basic             Diluted
Weighted average number of shares of
 common stock outstanding used to
 compute basic earnings (loss) per
 common share                                   9,482,386          9,482,386          9,886,817          9,886,817

Effect of dilutive stock
 Options and warrants                                   -            337,176                  -            420,803
                                            ----------------- ------------------  ----------------- ------------------

Weighted average number of shares of
 common stock used to compute diluted
 earnings (loss) per common share
 outstanding and common stock equivalents       9,482,386          9,819,562          9,886,817         10,307,620
                                            ================= ==================  ================= ==================

Net income (loss) used in basic and
  diluted earnings (loss) per common share:
       Continuing operations                    $  59,676          $  59,676          $ 309,517          $ 309,517
       Discontinued operations                          -                  -           (145,014)          (145,014)
                                            ----------------- ------------------  ----------------- ------------------

 Net income (loss)                              $  59,676          $  59,676          $ 164,503          $ 164,503
                                            ================= ==================  ================= ==================

Earnings (loss) per common share:
       Continuing operations                    $    0.01           $   0.01           $   0.03           $   0.03
       Discontinued operations                          -                  -              (0.01)             (0.01)
                                            ----------------- ------------------  ----------------- ------------------

Earnings (loss) per common share                $    0.01           $   0.01           $   0.02           $   0.02
                                            ================= ==================  ================= ==================

Options and warrants to purchase approximately 400,000 and 1,300,000 shares of common stock for the three month periods ended June 30, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares and as such would be antidilutive.

NOTE C:     Business Segments, Significant Suppliers and Major Customer

The Company classifies its services in three business segments, PPT, 3PF.COM, Inc. ("3PF") and Other. The PPT business segment includes the following business activities: the PPT System whereby under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes, digital videodiscs ("DVD's"'), and video games, (collectively "Units"), from Program Suppliers (producers of motion pictures and licensees and distributors of home videocassettes and DVD's, and video game publishers) which are then leased to Participating Retailers for a percentage of the rentals charged by the Participating Retailers to their customers; data tracking and reporting services provided by the Company to motion picture studios; Essential(TM) business intelligence services, Box Office Essentials(TM) and Supply Chain Essentials(TM), recently developed and currently being provided to customers; and internet services provided by formovies.com, Inc., a subsidiary. 3PF is a subsidiary of the Company that provides order processing, fulfillment and inventory management services to retailers and wholesalers and to other businesses requiring just-in-time fulfillment. In June 2003, the Company agreed to sell 3PF's operating assets at its Wilmington, Ohio, facility (See Note E). The Other business segment formerly included BlowOut Video, Inc., (BlowOut Video) a video retailer, which the Company elected to discontinue during the three-month period ended June 30, 2002 (See Note D).

Business Segments

Following are the revenues, income (loss) from continuing operations, and identifiable assets of the Company's business segments as of and for the periods indicated (unaudited):



                                                        Three Months Ended June    Three Months Ended June
                                                               30, 2003                    30, 2002
                                                       -----------------------------------------------------

Revenues before Intersegment Eliminations
     PPT                                                $           14,578,741      $          18,920,580
     3PF                                                             4,649,827                  4,069,910
                                                       --------------------------  -------------------------
                                                        $           19,228,568      $          22,990,490
                                                       ==========================  =========================

Intersegment Revenue Eliminations
      PPT                                               $                    -      $                   -
      3PF                                                             (530,144)                  (563,049)
                                                       --------------------------  -------------------------
                                                        $             (530,144)     $            (563,049)
                                                       ==========================  =========================
Revenues from External Customers
     PPT                                                $           14,578,741      $          18,920,580
     3PF                                                             4,119,683                  3,506,861
                                                       --------------------------  -------------------------
                                                        $           18,698,424      $          22,427,441
                                                       ==========================  =========================

Income (Loss) from operations:
      PPT                                               $               98,784      $           1,294,622
      3PF                                                              (51,922)                  (795,401)
                                                       --------------------------  -------------------------
                                                        $               46,862      $             499,221
                                                       ==========================  =========================

Identifiable Assets                                              June 30, 2003             March 31, 2003
                                                       -----------------------------------------------------
     PPT                                                $           24,971,572      $          25,801,989
     3PF                                                             4,691,381                  4,924,444
                                                       --------------------------  -------------------------
                                                        $           29,662,953      $          30,726,433
                                                       ==========================  =========================


The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation and MGM Home Entertainment, a subsidiary of the Metro Goldman Meyer Company. For the three-month period ended June 30, 2003, the Company had one program supplier whose product generated 23 percent and a second that generated 11 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended June 30, 2003. One customer accounted for 17 percent of the Company's revenue in the three-month period ended June 30, 2003. The agreement with this fulfillment customer expired July 31, 2003. The customer has notified the Company of their intent not to renew this agreement.

For the three-month period ended June 30, 2002, the Company had one program suppliers whose product generated 18 percent, a second that generated 17 percent, a third whose product generated 15 percent, and a fourth whose product generated 11 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended June 30, 2002. One customer accounted for 12 percent of the Company's revenue in the three-month period ended June 30, 2002.

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

BlowOut Video generated revenues of $1.0 million and a net loss of $145,014, or $0.01 per share, in the three-month period ended June 30, 2002.

Note E:  3PF Transactions

In June 2002, 3PF entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The term of the lease expires July 31, 2006. The sublease requires monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF's master lease for this facility. Additionally in June 2002 in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer's specifications. This lease, upon expiration, contains a $1.00 purchase option. The lease for the equipment resulted in a note receivable in the amount of $1,838,062 payable to 3PF in monthly installments. The current and long-term portions of this note receivable at June 30, 2003, are $496,947 and $962,943 respectively. The transaction resulted in a deferred gain in the amount of $509,044 that is being recognized as interest income by 3PF ratably throughout the life of the lease.

In fiscal 2003, management determined that it is unlikely that 3PF would achieve its business plans and initiated a plan to sell the assets of 3PF. Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF's assets would be sold or otherwise disposed of. As a result of this determination, management assessed during the quarter ended March 31, 2003, the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF.

Accordingly, management performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This assessment resulted in 3PF recognizing an asset impairment expense during the three-month period ended March 31, 2003 in the amount of $844,041 for the write down of its assets to estimated fair market value of approximately $800,000.

In June 2003, the Company signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio, operation for $800,000. The agreement covers all equipment and leasehold improvements at 3PF's leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $800,000 is approximately equal to the net book value of the assets sold at March 31, 2003. The Company announced it had completed this asset sale transaction, effective July 1, 2003, and has received the cash purchase price in full. At June 30, 2003, the Company classified and reported the value of these assets held for sale on the consolidated balance sheet. The operations of 3PF have not been reported as discontinued operations as the continuing involvement criteria outlined in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets have not been met.

During the sale negotiations, the Company received notification from 3PF's largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. As a result, the Columbus, Ohio distribution facility lease was not included in the asset sale transaction. The Columbus, Ohio distribution facility has been used exclusively to service this customer and as of August 1, 2003 is not in use. The Company is currently in the process of negotiating the termination of this lease obligation and depending on the outcome of the negotiations, may record a charge in future periods in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note F:  Debt Compliance

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and was to expire July 1, 2003. Effective June 16, 2003, the bank extended the current line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalize a new line of credit. The Company believes the new line of credit will be finalized not later than October 1, 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2 percent. The line is secured by substantially all of the

Company's assets. The terms of the credit agreement include certain financial covenants requiring: (1) $15 million ($16 million previous to June 16, 2003) of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending June 30, 2002; and (4) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of June 30, 2003 and for the three-month period then ended, the Company has determined it is in compliance with the financial covenants. At June 30, 2003 and August 11, 2003 the Company had no outstanding borrowings under this agreement.


NOTE G:  Stock-Based Compensation

At June 30, 2003, the Company has various stock-based compensation plans, including stock option plans. Rentrak accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the measurement dates. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                Three Months Ended
                                                     June 30,
                                              2003                 2002
                                        -------------       ----------------

Net income, as reported                   $   59,676            $   164,503
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects          (182,344)              (279,953)
                                        -------------       ----------------
Pro forma net income (loss)               $ (122,668)           $  (115,450)
                                        =============       ================
Earnings (loss) per share:
Basic - as reported                       $     0.01            $      0.02
Diluted - as reported                     $     0.01            $      0.02
Basic-pro forma                           $    (0.01)           $     (0.01)
Diluted-pro forma                         $    (0.01)           $     (0.01)


These pro forma effects of SFAS 123 may not be indicative of the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

Certain  information  included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements are identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of Participating Retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions in the home video industry and general economic conditions, both domestic and international, competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology, and the continued availability of prerecorded videocassettes ("Cassettes"), digital videodiscs ("DVD's") and videogames from Program Suppliers. Such factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. (References to Notes are to Notes of the Consolidated Financial Statements included in Item 1 of this report.)

Results of Operations

Continuing   Operations  -  Domestic  PPT   Operations   and  Other   Continuing
--------------------------------------------------------------------------------
Subsidiaries
------------

For the three-month period ended June 30, 2003, total revenue decreased $3.7 million, or 17 percent, to $18.7 million from $22.4 million for the three-month period ended June 30, 2002. Total revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes, DVD's, and video games ("Units") are ordered by and distributed to Participating Retailers; transaction fees generated when Participating Retailers rent Units to consumers; sell-through fees generated when Participating Retailers sell Units to consumers; communication fees when Participating Retailers' point-of-sale systems are connected to the Company's information system; and buy out fees generated when Participating Retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to motion picture studios ("DRS"), revenues from Box Office Essentials(TM) and Supply Chain Essentials(TM), part of the Company's Essential (TM) business service offerings, as well as charges for internet services provided by the Company's subsidiary formovies.com, Inc. In addition, total revenue includes charges to customers of the Company's subsidiary 3PF.COM, Inc. ("3PF"), which provided order processing, fulfillment and inventory management services to retailers and wholesalers and other businesses requiring just-in-time fulfillment until July 31, 2003. In June 2003, the Company agreed to sell 3PF's operating assets at its Wilmington, Ohio facility (See Note E). The Other business segment formerly included revenues from BlowOut Video, Inc. (BlowOut Video), a video retailer, which the Company elected to discontinue during the three month period ended June 30, 2002 (See Note D.).

The $3.7 million decrease in total revenues for the three-month period ended June 30, 2003 is primarily due to the decrease in PPT System order processing fees and transaction fees. As the home video industry increasingly shifts from VHS to DVD format, the revenue sharing programs offered by studios are shifting toward low or no up-front fees and typically a rental window of 30 days rather than 60 days, resulting in increased pressure on the number of rental transactions per Unit during the shortened rental window. Total order processing and transaction fees decreased a combined $4.9 million during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002. Order processing fees decreased due to a higher percentage of Units shipped during the three-month period ended June 30, 2003 with zero to reduced up front fees in the revenue sharing terms from newer studio contracts, creating a change in the order processing fee mix of Units shipped during those periods, and resulting in a decline in the order processing fees per Unit from period to period in fiscal 2003 compared to fiscal 2004. Transaction fees decreased primarily due to a 19 percent reduction in rental transactions resulting in fewer rental turns of the Units in the Participating Retailers' stores during the three-month period ended June 30, 2003 compared to rental activity for the same period in fiscal 2003. These decreases in order processing and transaction fees were partially offset by a net increase of approximately $0.6 million in other revenues attributable to the Company's business intelligence service offerings, Box Office Essentials and Supply Chain Essentials, recently developed and now being provided to Company customers. 3PF revenues before inter-company eliminations increased approximately $0.5 million during the same three-month period from $4.1 million to $4.6 million, primarily due to increased business activity from 3PF's largest customer during the three-month period ended June 30, 2003.

Total cost of sales for the three-month period ended June 30, 2003 decreased to $14.2 million from $18.3 million for the three-month period ended June 30, 2002, a decrease of $4.1 million, or 22 percent. A significant portion of this decrease in cost of sales is primarily attributable to the $4.3 million net decrease in PPT business segment revenues noted above. The receipt of a $0.5 million credit from a studio during the three-month period ended June 30, 2003 also impacted this decrease as it was credited against cost of sales. The credit related to the historical performance of titles under the agreement with the studio. Total cost of sales as a percent of total revenues was 76 percent for the three-month period ended June 30, 2003 compared to 82 percent for the three-month period ended June 30, 2002. The decrease in cost of sales as a percent of total revenues is also due to the recognition of approximately $0.6 million of revenue from Box Office Essentials and Supply Chain Essentials services during the three-month period ended June 30, 2003 which have related costs classified as selling, general and administrative expenses, and a gross margin improvement of $0.5 million from 3PF during the three-month period ended June 30, 2003.

Total selling, general and administrative expenses were $4.5 million for the three-month period ended June 30, 2003, compared to $4.0 million for the three-month period ended June 30, 2002, an increase of $0.5 million, or 13 percent. The increase in selling, general and administrative expenses for the three-month period is primarily the result of: (1) an increase in the PPT business segment's overall overhead costs of approximately $0.7 million during the period, primarily attributable to costs associated with the development of new software and the provision of these services for the Company's essential business intelligence service offerings including Box Office Essentials, the Company's recently developed software and service that collects and reports information on theatrical releases of movie titles for the studios, as well as Calendar Essentials and Supply Chain Essentials; and (2) an approximate $0.2 million decrease in 3PF's overall fulfillment overhead costs during the three-month period ended June 30, 2003 due to improved cost controls.

The net gain from the litigation settlement with a prior customer of the Company, Hollywood Entertainment, was $0.4 million for the three-month period ended June 30, 2002.

Operating income from continuing operations for the three-month period ended June 30, 2003 was approximately $47,000 compared to operating income from continuing operations of $0.5 million for the three-month period ended June 30, 2002. The decline was primarily due to: (1) the decrease in PPT business segment revenues and associated gross margin during the three-month period ended June 30, 2003; (2) the increase in selling, general and administrative expenses, as noted above; and (3) the recognition of the net gain from a litigation settlement during the three-month period ended June 30, 2002.

Other income increased from no income for the three-month period ended June 30, 2002 to approximately $49,000 for the three-month period ended June 30, 2003.

The effective tax rate during the three-month periods ended June 30, 2003 and 2002 was 38 percent.

As a result, for the three-month period ended June 30, 2003, the Company recorded income from continuing operations of approximately $60,000, or less than 1 percent of total revenue, compared to income from continuing operations of $0.3 million, or approximately 1 percent of total revenue, in the three-month period ended June 30, 2002. The decrease in income from continuing operations is primarily attributable to: (1) the decrease in PPT business segment revenues and associated gross margin during the three-month period ended June 30, 2003; (2) an increase in selling, general and administrative expenses during the three-month period ended June 30, 2003; and (3) the recognition of a

$0.4 million net gain from litigation settlement in the three-month period ended June 30, 2002.

Discontinued Operations

As discussed in Note D., during the three-month period ended June 30, 2002, the Company elected to discontinue store operations of its retail subsidiary BlowOut Video, Inc. BlowOut Video generated revenues of $1.0 million and a net loss of $145,014, or $0.01 per share, in the three-month period ended June 30, 2002.

Financial Condition

At June 30, 2003, total assets were $29.7 million, a decrease of $1.0 million from $30.7 million at March 31, 2003. As of June 30, 2003, cash increased $0.5 million to $10.6 million from $10.1 million at March 31, 2003 (See the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements). Net accounts receivable decreased $1.6 million from $9.7 million at March 31, 2003 to $8.1 million at June 30, 2003, primarily due to a reduction in PPT business segment revenues for the three-month period ended June 30, 2003. Assets held for sale were $0.7 million as of June 30, 2003, compared to $0 as of June 30, 2002. Property and Equipment decreased approximately $0.4 million from $2.4 million at March 31, 2003 to $2.0 million at June 30, 2003. Both the decrease in property and equipment and the increase in Assets held for sale are associated with the sale of 3PF assets to a third party (See Note E.)

At June 30, 2003, total liabilities were $14.0 million, a decrease of $1.3 million from $15.3 million at March 31, 2003. Accounts payable decreased $1.0 million from $12.7 million at March 31, 2003 to $11.7 million at June 30, 2003, primarily due to the timing of studio and other vendor payments, and as the result of lower PPT business segment revenues and associated cost of sales during the three-month period ended June 30, 2003.

At June 30, 2003, total stockholders' equity was $15.7 million, an increase of $0.3 million from the $15.4 million at March 31, 2003. Common stock and capital in excess of par value increased, on a combined basis, $0.1 million from $39.7 million at March 31, 2003 to $39.8 million at June 30, 2003, primarily due to the exercise of employee stock options. Accumulated deficit decreased $0.1 million from $24.4 million at March 31, 2003 to $24.3 million at June 30, 2003 due to the net income from the three-month period then ended.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had cash of $10.6 million compared to $10.1 million at March 31, 2003. The Company's current ratio (current assets/current liabilities) was 1.87 at June 30, 2003 compared to 1.74 at March 31, 2003.

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carries a maximum limit of $4,500,000 and was to expire July 1, 2003. Effective June 16, 2003, the bank extended the current line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalize a new line of credit. The Company believes the new line of credit will be finalized not later than October 1, 2003. The Company has the choice of either the bank's prime interest rate or LIBOR +2 percent. The line is secured by substantially all of the Company's assets. The terms of the credit agreement include certain financial covenants requiring: (1) $15 million of tangible net worth to be maintained at all times; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending September 30, 2002 of a minimum of $1.00; (3) minimum year to date profit of $1.00 (excluding certain exempted expenses) beginning with the quarter ending June 30, 2002; and (4) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of June 30, 2003 and for the three-month period then ended, the Company has determined it is in compliance with the financial covenants. At June 30, 2003 and August 11, 2003 the Company had no outstanding borrowings under this agreement.

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. Based on the Company's current budget and projected cash needs, the Company believes that its available sources of liquidity will be sufficient to fund the Company's operations and other cash requirements for the fiscal year ending March 31, 2004.

CRITICAL ACCOUNTING POLICIES

The Company considers as its most critical accounting policies those that require the use of estimates and assumptions, specifically, accounts receivable reserves and studio guarantee reserves. In developing these estimates and assumptions, the Company takes into consideration historical experience, current and expected economic conditions and other relevant data. Please refer to the Notes to the 2003 Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K for a full discussion of the Company's accounting policies.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at June 30, 2003. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report (the "Evaluation
Date"). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------
The Company maintains a system of internal control over financial reporting designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

In the three months ended June 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time a party to legal proceedings and claims that arise in the ordinary course of its business, including, without limitation, collection matters with respect to customers. In the opinion of management, the amount of any ultimate liability with respect to these types of actions is not expected to materially affect the financial position, results of operations or cash flows of the Company as a whole.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - See the Exhibit Index on page 24 hereof.

(b) Reports on Form 8-K . A report on Form 8-K was filed on June 25, 2003, reporting under Item 5, Other Events, the sale of substantially all of the assets of 3PF, as well as, furnishing information regarding results of operations for the three month and twelve months ended March 31, 2003, under
Item 13, Results of Operations and Financial Condition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of August, 2003

                                RENTRAK CORPORATION


                                By: /s/ Mark L. Thoenes
                                -----------------------------------------------
                                Mark L. Thoenes
                                Chief Financial Officer
                                Signing on behalf of the registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit
Number   Exhibit
------   -------
10.1 Amendment to Employment Agreement dated April 1, 1998 with F. Kim Cox dated March 31, 2003.
10.2 Amendment to Revolving Line of Credit agreement with Wells Fargo dated June 16, 2003.
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.