Form 10-Q
period 2003-09-30
RENTRAK CORP
filed 2003-11-14
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: September 30, 2003.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ( ) No ( X )

As of October 31, 2003, the Registrant had 9,617,213 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION                                            Page
                                                                         Number

Item 1   Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 2003 and March 31, 2003 (unaudited)                  3


          Condensed Consolidated Statements of Operations for the
          three-month  periods ended  September 30, 2003 and
          September 30, 2002  (unaudited)                                    5


          Condensed Consolidated Statements of Operations for the
          six-month periods ended September 30, 2003 and September 30,
          2002(unaudited)                                                    6

          Condensed Consolidated Statements of Cash Flows for the
          six-month periods ended  September 30, 2003 and
          September 30, 2002 (unaudited)                                     7

          Notes to Condensed Consolidated Financial Statements               9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Result of Operations                                 18

Item 3    Quantitative and Qualitative Disclosures About Market Risk         25

Item 4    Controls and Procedures                                            26


Part II - OTHER INFORMATION


Item 1    Legal Proceedings                                                  26

Item 4    Submission of Matters to a Vote of Security Holders                27

Item 6    Exhibits and Reports on Form 8-K                                   27

          Signature                                                          28

          Exhibit Index                                                      29

                               RENTRAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                       (UNAUDITED)
                                                                           September 30,             March 31,
                                                                              2003                    2003(1)
                                                                   --------------------------  -------------------
CURRENT ASSETS:

    Cash and cash equivalents                                              $ 9,818,471             $   10,063,541
    Accounts receivable, net of allowance for doubtful
       accounts of $737,937 and $748,139                                     6,514,227                  9,910,532

    Advances to program suppliers                                            1,315,648                    418,101
    Income tax receivable                                                      141,495                     81,085
    Deferred tax asset                                                       3,681,323                  2,796,908
    Other current assets                                                     1,298,307                  2,226,287
                                                                   ---------------------------  ------------------
    Total current assets                                                    22,769,471                 25,496,454
                                                                   ---------------------------  ------------------
PROPERTY AND EQUIPMENT, net                                                  2,292,534                  2,404,763
DEFERRED TAX ASSET                                                             919,392                    894,083
OTHER ASSETS                                                                 1,354,862                  1,931,133
                                                                   ---------------------------  ------------------
          TOTAL ASSETS                                                     $27,336,259             $   30,726,433
                                                                   ==========================  ===================

(1) Derived from Rentrak's audited consolidated financial statement as of March 31, 2003.


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                               RENTRAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      (UNAUDITED)
                                                                            September 30,          March 31,
                                                                                2003                2003(1)
                                                                    ------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                      $10,061,911             $ 12,710,999
     Accrued liabilities                                                     1,322,474                1,143,785
     Accrued compensation                                                      461,247                  610,022
     Deferred revenue                                                          141,054                  156,692
                                                                    -------------------------  -----------------
          Total current liabilities                                         11,986,686               14,621,498
                                                                    -------------------------  -----------------
LONG-TERM LIABILITIES:
     Lease obligations, deferred gain and
        customer deposits                                                      548,778                  668,039
                                                                    -------------------------  -----------------
          Total long-term liabilities                                          548,778                  668,039
                                                                    -------------------------  -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
       Authorized:  10,000,000 shares, none issued                                   -                        -
      Common stock,  $.001 par value;
       Authorized:  30,000,000 shares
         Issued and outstanding: 9,600,590 shares
         at September 30, 2003 and 9,471,612 shares at
         March 31, 2003                                                          9,601                    9,472
     Capital in excess of par value                                         40,285,908               39,655,212
     Accumulated other comprehensive income                                    180,879                  180,879
     Accumulated deficit                                                   (25,675,593)             (24,408,667)
                                                                    ------------------------  ------------------
                                                                            14,800,795               15,436,896
                                                                    -------------------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $27,336,259             $ 30,726,433
                                                                    =========================  =================

(1) Derived from Rentrak's audited consolidated financial statement as of March 31, 2003.

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            (UNAUDITED)
                                                                  Three Months ended September 30,
                                                                   2003                       2002
                                                      ---------------------   ------------------------
REVENUES:
   PPT                                                        $ 12,184,103               $ 17,976,338
   Other                                                         2,076,780                  2,798,144
                                                      ---------------------   ------------------------
                                                                14,260,883                 20,774,482
                                                      ---------------------   ------------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales (Note E)                                       12,182,187                 17,010,953
   Selling, general, and administrative                          4,283,319                  3,555,807
                                                      ---------------------   ------------------------
                                                                16,465,506                 20,566,760
                                                      ---------------------   ------------------------

INCOME (LOSS) FROM OPERATIONS                                   (2,204,623)                   207,722
                                                      ---------------------   ------------------------
OTHER INCOME (EXPENSE):
   Interest income                                                  67,428                     71,500
   Interest expense                                                 (1,776)                         -
                                                      ---------------------   ------------------------
                                                                    65,652                     71,500
                                                      ---------------------   ------------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
     PROVISION (BENEFIT)                                       (2,138,971)                    279,222
INCOME TAX PROVISION (BENEFIT)                                   (812,369)                    106,107
                                                      ---------------------   ------------------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                 (1,326,602)                    173,115
LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $0 AND $169,293                                                   -                   (276,216)
                                                      ---------------------   ------------------------
NET LOSS                                                      $ (1,326,602)              $   (103,101)
                                                      =====================   ========================

NET INCOME (LOSS) PER SHARE:
    Basic:
       Continuing operations                                  $      (0.14)              $       0.02
       Discontinued operations                                           -                      (0.03)
                                                      ---------------------   ------------------------
           Total                                              $      (0.14)              $      (0.01)
                                                      =====================   ========================
    Diluted:
       Continuing operations                                  $      (0.14)              $       0.02
       Discontinued operations                                           -                      (0.03)
                                                      ---------------------   ------------------------
           Total                                              $      (0.14)              $      (0.01)
                                                      =====================   ========================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           (UNAUDITED)
                                                                 Six Months Ended September 30,
                                                                  2003                      2002
                                                      -------------------------   ----------------------
REVENUES:
   PPT                                                   $    25,236,794             $    35,842,448
   Other                                                       7,722,513                   7,359,475
                                                      -------------------------   ----------------------
                                                              32,959,307                  43,201,923
                                                      -------------------------   ----------------------

OPERATING COSTS AND EXPENSES:
   Cost of sales (Note E)                                     26,363,100                  35,300,572
   Selling, general, and administrative                        8,753,968                   7,556,255
   Net gain from litigation settlement                                 -                    (361,847)
                                                      -------------------------   ----------------------
                                                              35,117,068                  42,494,980
                                                      -------------------------   ---------------------

INCOME (LOSS) FROM OPERATIONS                                 (2,157,761)                    706,943
                                                      -------------------------   ----------------------
OTHER INCOME (EXPENSE):
   Interest income                                               122,867                      71,500
   Interest expense                                               (7,825)                          -
                                                      -------------------------   ----------------------
                                                                 115,042                      71,500
                                                      -------------------------   ----------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION (BENEFIT)                                        (2,042,719)                    778,443
INCOME TAX PROVISION (BENEFIT)                                  (775,793)                    295,811
                                                      -------------------------   ----------------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                (1,266,926)                    482,632
LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $0 AND $258,174                                                 -                    (421,230)
                                                      -------------------------   ----------------------
NET INCOME (LOSS)                                        $    (1,266,926)            $        61,402

                                                      =========================   ======================

NET INCOME (LOSS) PER SHARE:
    Basic:
       Continuing operations                             $         (0.13)            $          0.05
       Discontinued operations                                         -                       (0.04)
                                                      -------------------------   ----------------------
           Total                                         $         (0.13)            $          0.01
                                                      =========================   ======================
    Diluted:
       Continuing operations                             $         (0.13)            $          0.05
       Discontinued operations                                         -                       (0.04)
                                                      -------------------------   ----------------------
           Total                                         $         (0.13)            $          0.01
                                                      =========================   ======================

                   The accompanying notes are an integral part
                        of these consolidated statements.

                               RENTRAK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (UNAUDITED)
                                                                                   Six Months Ended September 30,
                                                                          ----------------------------------------------
                                                                                   2003                    2002
                                                                          -------------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $ (1,266,926)             $    61,402
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Loss on disposal of discontinued operations                                            -                  421,230
  Compensation expense related to stock repurchase                                       -                  342,625
  Gain on sale of assets                                                           (97,298)                       -
  Tax benefit from NQ stock option                                                (133,933)                       -
  Loss on write-down of occupancy deposit                                          400,000                        -
  Depreciation and amortization                                                    376,190                  562,253
  Amortization of warrants                                                               -                   30,000
  Recovery of doubtful accounts                                                   (152,545)                (570,000)
  Reserves on advances to program suppliers                                              -                  697,007
  Deferred income taxes                                                           (641,858)                  94,097
  Change in specific accounts:
      Accounts receivable                                                        3,548,850                2,058,421
      Advances to program suppliers                                               (897,547)              (1,592,809)
      Income tax receivable                                                        (60,410)                 (46,428)
      Other assets                                                                 999,667                1,896,063
      Accounts payable                                                          (2,649,088)              (2,476,370)
      Accrued liabilities & compensation                                            29,914                 (723,101)
      Deferred revenue and other liabilities                                      (101,630)                 (48,208)
                                                                        -------------------------  -------------------
           Net cash provided by (used in) operating activities                    (646,614)                 706,182
                                                                        -------------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (952,339)               (402,842)
  Proceeds from sale of 3PF assets                                                 800,000                        -
  Repayment of note receivable                                                     147,769                        -
  Disposition of other assets                                                      (57,509)                (196,906)
                                                                        --------------------------  ------------------
        Net cash used in investing activities                                      (62,079)                (599,748)
                                                                        --------------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations                                             (33,269)                 (30,492)
  Repurchases of common stock                                                            -               (1,799,970)
  Issuance of common stock                                                         496,892                  248,406
                                                                        --------------------------  ------------------
        Net cash provided by (used in) financing activities                        463,623               (1,582,056)
                                                                        --------------------------  ------------------
NET CASH USED BY CONTINUING OPERATIONS                                            (245,070)              (1,475,622)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                             -                  562,148
DECREASE IN CASH AND CASH EQUIVALENTS                                             (245,070)                (913,474)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                     10,063,541               12,028,684
                                                                        --------------------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  9,818,471            $  11,115,210
                                                                        ==========================  ==================


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the period for -
        Income taxes paid, net of refunds received                            $     60,410              $    61,059
  NON-CASH TRANSACTIONS
         Forgiveness of note receivable in exchange for stock                            -                 (377,565)
         Disposal of property and equipment through finance lease                        -                  900,000


                     The accompanying notes are an integral
                     part of these consolidated statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month and six-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2003 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations and cash flows.

The Condensed Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries, and those subsidiaries in which the Company has a controlling interest after elimination of all inter-company accounts and transactions. Investments in affiliated companies owned 20 to 50 percent are accounted for on the equity method.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 15" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company does not believe that these provisions will have a material impact on its consolidated financial statements.

NOTE B:    Net Income (Loss) Per Share

Basic net income  (loss) per common  share is computed  by  dividing  net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted net income (loss) per common share is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from dilutive stock options and warrants.

The weighted average number of shares of common stock equivalents and net income used to compute basic and diluted net income (loss) per share for the three-month and six-month periods ended September 30, 2003 and 2002 were as follows:

Note B:  Net Income (Loss) Per Share



                                                             3-Months Ended                        6-Months Ended
                                                           September 30, 2003                    September 30, 2003
                                                   -----------------------------------   -----------------------------------
                                                        Basic            Diluted              Basic            Diluted
Weighted average number of shares of
    common stock outstanding used to compute
    basic net income (loss) per common share           9,577,165         9,577,165           9,529,776         9,529,776

Effect of dilutive stock
     options and warrants                                      -                 -                   -                 -
                                                   ----------------- -----------------   ----------------- -----------------

Weighted average number of shares of
    common stock used to compute diluted net
    income (loss) per common share outstanding
    and common stock equivalents                       9,577,165         9,577,165           9,529,776         9,529,776
                                                   ================= =================   ================= =================

Net income (loss) used in basic and diluted
    net income (loss) per common share:
          Continuing operations                     $ (1,326,602)   $   (1,326,602)      $  (1,266,926)    $  (1,266,926)
          Discontinued operations                              0                 0                   0                 0
                                                   ----------------- -----------------   ----------------- -----------------

    Net income (loss)                               $ (1,326,602)   $   (1,326,602)      $  (1,266,926     $  (1,266,926)
                                                   ================= =================   ================= =================

Net income (loss) per common share:
          Continuing operations                     $      (0.14)   $        (0.14)      $       (0.13)    $       (0.13)
          Discontinued operations                   $       0.00    $         0.00       $        0.00     $        0.00
                                                   ----------------- -----------------   ----------------- -----------------

Net income (loss) per common share                  $      (0.14)   $        (0.14)      $       (0.13)    $       (0.13)
                                                   ================= =================   ================= =================



                                                           3-Months Ended                            6-Months Ended
                                                         September 30, 2002                        September 30, 2002
                                               ----------------------------------------   -------------------------------------
                                                        Basic             Diluted               Basic              Diluted
Weighted average number of shares of common
 stock outstanding used to compute basic
 net income (loss) per common share                    9,646,711          9,646,711            9,766,764           9,766,764

Effect of dilutive stock
 options and warrants                                          -                  -                    -             275,788
                                               --------------------- ------------------   ------------------ ------------------

Weighted average number of shares of common
 stock used to compute diluted net income
 (loss) per common share outstanding and
 common stock equivalents                              9,646,711          9,646,711            9,766,764          10,042,552
                                               ===================== ==================   ================== ==================

Net income (loss) used in basic and diluted
  net income (loss) per common share:
       Continuing operations                      $      173,115      $     173,115        $     482,632       $     482,632
       Discontinued operations                          (276,216)          (276,216)            (421,230)           (421,230)
                                               --------------------- ------------------   ------------------ ------------------

Net income (loss)                                 $     (103,101)     $    (103,101)       $      61,402       $      61,402
                                               ===================== ==================   ================== ==================

Net income (loss) per common share:
       Continuing operations                      $         0.02      $        0.02        $        0.05       $        0.05
       Discontinued operations                    $        (0.03)     $       (0.03)       $       (0.04)      $       (0.04)
                                               --------------------- ------------------   ------------------ ------------------

Net income (loss) per common share                $        (0.01)     $       (0.01)       $        0.01       $        0.01
                                               ===================== ==================   ================== ==================



Options and warrants to purchase approximately 170,000 and 1,900,000 shares of common stock for the three month periods ended September 30, 2003 and 2002, respectively, and approximately 270,000 shares of common stock for the six month period ended September 30, 2003, were not included in the computation of diluted EPS because their effect would be antidilutive due to a loss for the periods. Options and warrants to purchase approximately 1,140,000 shares of common stock for the six month period ended September 30, 2002, were outstanding, but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares and as such would be antidilutive.

NOTE C:     Business Segments, Significant Suppliers and Major Customers

The Company classifies its services in three business segments, PPT, 3PF.COM, Inc. ("3PF") and Other. The PPT business segment includes the following business activities: the PPT System whereby under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes, digital videodiscs ("DVD's"'), and video games, (collectively "Units"), from Program Suppliers (producers of motion pictures and licensees and distributors of home videocassettes and DVD's, and video game publishers) which are then leased to Participating Retailers for a percentage of the rentals charged by the Participating Retailers to their customers; data tracking and reporting services provided by the Company to motion picture studios; Essential(TM) business intelligence services, Box Office Essentials(TM) and Supply Chain Essentials(TM), recently developed and currently being provided to customers; and internet services provided by formovies.com, Inc., a subsidiary. 3PF is a subsidiary of the Company that provided order processing, fulfillment and inventory management services to retailers and wholesalers and to other businesses requiring just-in-time fulfillment. Effective July 1, 2003, the Company completed the sale of 3PF's operating assets at its Wilmington, Ohio, facility. 3PF ceased all of its remaining operations at its Columbus, Ohio, facility on July 31, 2003. (See Note E). The Other business segment formerly included BlowOut Video, Inc. (BlowOut Video), a video retailer, which the Company discontinued during the three-month period ended June 30, 2002 (See Note
D).

Business Segments

Following are the revenues, income (loss) from continuing operations, and identifiable assets of the Company's continuing business segments for the periods indicated (unaudited):



                                  Three Months Ended       Three Months Ended         Six Months Ended        Six Months Ended
                                  September 30, 2003       September 30, 2002        September 30, 2003      September 30, 2002
                              ------------------------ ------------------------  ------------------------- ------------------------
Revenues before
Intersegment Eliminations
   PPT                         $          13,756,267    $          18,896,125     $            28,335,008    $         37,816,705
   3PF                                       504,616                2,401,318                   5,154,443               6,471,228

                              ------------------------ -------------------------  ------------------------ ------------------------
                               $          14,260,883    $          21,297,443     $            33,489,451    $         44,287,933
                              ------------------------ -------------------------  ------------------------ ------------------------
Intersegment Revenue
Eliminations
   PPT                         $                   -    $                   -     $                     -    $                  -
   3PF                                             -                 (522,961)                   (530,144)             (1,086,010)

                              ------------------------ -------------------------  ------------------------ ------------------------
                               $                   -    $            (522,961)    $              (530,144)   $         (1,086,010)
                              ------------------------ -------------------------  ------------------------ ------------------------
Revenues from External
Customers
   PPT                         $          13,756,267    $          18,896,125     $            28,335,008    $         37,816,705
   3PF                                       504,616                1,878,357                   4,624,299               5,385,218
                              ------------------------ -------------------------  ------------------------ ------------------------
                               $          14,260,883    $          20,774,482     $            32,959,307    $         43,201,923
                              ------------------------ -------------------------  ------------------------ ------------------------
Income (Loss) from
operations:
   PPT                         $            (417,360)   $           1,319,986     $              (318,576)   $          2,614,608
   3PF                                    (1,787,263)              (1,112,264)                 (1,839,185)             (1,907,665)
                              ------------------------ -------------------------  ------------------------ ------------------------
                               $          (2,204,623)   $             207,722     $            (2,157,761)   $            706,943
                              ------------------------ -------------------------  -----------------------  ------------------------

                                  September 30, 2003           March 31, 2003
                              ------------------------ ------------------------
Identifiable Assets
   PPT                         $          25,519,547    $          25,801,989
   3PF                                     1,726,712                4,924,444
                              ------------------------ ------------------------
                               $          27,246,259    $          30,726,433
                              ======================== ========================


The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, MGM Home Entertainment, a subsidiary of Metro Goldwyn Mayer, Inc., Paramount Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation, Universal Studios Home Video, Inc., and Warner Home Video. For the three-month period ended September 30, 2003, the Company had one program supplier whose product generated 19 percent and a second that generated 14 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of Rentrak revenue for the three-month period ended September 30, 2003. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended September 30, 2003. For the six-month period ended September 30, 2003, the Company had one program supplier whose product generated 22 percent and a second that generated 13 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of Rentrak revenue for the six-month period ended September 30, 2003. One customer accounted for 11 percent of the Company's revenue in the six-month period ended September 30, 2003. The agreement with this fulfillment customer expired July 31, 2003.

For the three-month period ended September 30, 2002, the Company had two program suppliers whose product generated 19 percent, a third that generated 16 percent, and a fourth that generated 13 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of revenue for the three-month period ended September 30, 2002. No customer accounted for more than 10 percent of the Company's revenue in the three-month period ended September 30, 2002. For the six-month period ended September 30, 2002, the Company had two program suppliers whose product generated 18 percent, a third that generated 15 percent, and a fourth that generated 12 percent of Rentrak revenue. No other program supplier provided product which generated more than 10 percent of Rentrak revenue for the six-month period ended September 30, 2002. No customer accounted for more than 10 percent of the Company's revenue in the six-month period ended September 30, 2002.

NOTE D:  Discontinued Operations

Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video did not meet the expectations of management. As a result, during the three-month period ended June 30, 2002, management initiated a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. As of March 31, 2003, all operations had ceased. Rentrak is continuing to sell its contractually available end-of-term PPT revenue sharing product through broker channels. Prior year amounts have been restated to classify results of BlowOut Video operations as discontinued.

BlowOut Video generated revenues of $0.9 million and a net loss of $276,216, or $0.03 per share, in the three-month period ended September 30, 2002. BlowOut Video generated revenues of $1.9 million and a net loss of $421,230, or $0.04 per share, in the six-month period ended September 30, 2002.

Note E:  3PF Transactions

In June 2002, 3PF entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The term of the lease expires July 31, 2006. The sublease requires monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF's master lease for this facility. Additionally in June 2002 in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer's specifications. This lease, upon expiration, contains a $1.00 purchase option. The lease for the equipment resulted in a note receivable in the amount of $1,838,062 payable to 3PF in monthly installments. The current and long-term portions of this note receivable at September 30, 2003, are $482,842 and $928,626, respectively. The transaction resulted in a deferred gain in the amount of $509,044 that is being recognized as interest income by 3PF ratably throughout the life of the lease.

In fiscal 2003, management determined that it was unlikely that 3PF would achieve its business plans and initiated a plan to sell the assets of 3PF. Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF's assets would be sold or otherwise disposed of. As a result of this determination, management assessed during the quarter ended March 31, 2003, the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF.

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

In June 2003, the Company signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio, operation for $800,000. The agreement covered all equipment and leasehold improvements at 3PF's leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $800,000 is approximately equal to the net book value of the assets sold at March 31, 2003. The Company announced it had completed this asset sale transaction, effective July 1, 2003, and received the cash purchase price in full. At June 30, 2003, the Company classified and reported the value of these assets held for sale on the consolidated balance sheet. The operations of 3PF have not been reported as discontinued operations as the continuing involvement criteria outlined in FASB Statement No.

144, Accounting for the Impairment or Disposal of Long-Lived Assets have not been met.

During the sale negotiations, the Company received notification from 3PF's largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. As a result, the Columbus, Ohio distribution facility lease was not included in the asset sale transaction. The Columbus, Ohio distribution facility was used exclusively to service this customer and as of August 1, 2003 is not in use. The Company is currently in the process of negotiating the termination of this lease obligation. In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a pre-tax charge to cost of sales in the amount of $1.3 million during the three-month period ended September 30, 2003, representing an estimate of the cost to terminate this lease.

Note F:  Debt Compliance

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carried a maximum limit of $4,500,000 and was to expire July 1, 2003. Effective June 16, 2003, the bank extended the line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalized a new line of credit. Effective September 15, 2003, the bank amended and extended the current line of credit with the Company through September 1, 2004. The maximum amount available under the line was reduced to $2,000,000. The Company has the choice of either the bank's prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of the Company's assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2,000,000; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end March 31, 2004; and (3) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of September 30, 2003 and for the three-month period then ended, the Company has determined it is in compliance with the financial covenants. At September 30, 2003 and November 12, 2003, the Company had no outstanding borrowings under this agreement.

NOTE G:  Stock-Based Compensation

At September 30, 2003, the Company has various stock-based compensation plans, including stock option plans. Rentrak accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the measurement dates. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.





                                                          Three Months Ended                           Six Months Ended
                                           --------------------------------------------  -----------------------------------------
                                                            September 30,                                September 30,
                                                    2003                    2002                  2003                   2002
                                           ----------------------   -------------------  ----------------------  -----------------

Net income (loss), as reported              $       (1,326,602)      $      (103,101)     $       (1,266,926)     $        61,402

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                    (203,114)             (279,953)               (385,458)            (559,906)
                                           ----------------------   -------------------  ----------------------  -----------------

Pro forma net income (loss)                 $       (1,529,716)      $      (383,054)     $       (1,652,384)     $      (498,504)
                                           ======================   ===================  ======================  =================
Net income (loss) per share:

Basic - as reported                         $            (0.14)      $         (0.01)     $            (0.13)     $          0.01

Diluted - as reported                       $            (0.14)      $         (0.01)     $            (0.13)     $          0.01

Basic - pro forma                           $            (0.16)      $         (0.04)     $            (0.17)     $         (0.05)

Diluted - pro forma                         $            (0.16)      $         (0.04)     $            (0.17)     $         (0.05)


The effects of applying SFAS 123 for providing proforma disclosures for the period presented above are not likely to be representative of the effects on reported net income (loss) for future periods because options often vest over several years and additional options generally are granted each year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain  information  included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions in the video industry and general economic conditions, both domestic and international, competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology, the continued availability of prerecorded videocassettes ("Cassettes") and digital videodiscs ("DVD's") from program suppliers and market acceptance of the Company's Essential(TM) business intelligence products. Such factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Results of Operations

Continuing   Operations  -  Domestic  PPT   Operations   and  Other   Continuing
--------------------------------------------------------------------------------
Subsidiaries
------------

For the three-month period ended September 30, 2003, total revenue decreased $6.5 million, or 31 percent, to $14.3 million from $20.8 million for the three-month period ended September 30, 2002. For the six-month period ended September 30, 2003, total revenue decreased $10.2 million, or 24 percent, to $33.0 million from $43.2 million for the six-month period ended September 30, 2002. Total revenue includes the following PPT System fees in the PPT business segment: order processing fees generated when Cassettes and DVD's ("Units") are ordered by and distributed to retailers; transaction fees generated when retailers rent Units to consumers; sell-through fees generated when retailers sell Units to consumers; communication fees when retailers' point-of-sale systems are connected to the Company's information system; and buy out fees generated when retailers purchase Units at the end of the lease term. PPT business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to studios ("DRS"), revenues from Box Office Essentials(TM) and Supply Chain Essentials(TM), part of the Company's Essential(TM) business service offerings, as well as charges for Internet services provided by the Company's subsidiary formovies.com, Inc. In
addition,   total  revenue  includes
charges to customers of the Company's subsidiary 3PF.COM, Inc. ("3PF"), which provided order processing, fulfillment and inventory management services to Internet retailers and wholesalers and other businesses requiring just-in-time fulfillment until July 31, 2003. In June 2003, the Company agreed to sell 3PF's operating assets at its Wilmington, Ohio facility (See Note E). The Other business segment formerly included revenues from BlowOut Video, Inc. (BlowOut Video), a video retailer, which the Company elected to discontinue during the three month period ended June 30, 2002 (See Note D).

The $6.5 million decrease in total revenues for the three-month period ended September 30, 2003 is primarily due to the decrease in PPT System order processing fees and transaction fees. PPT business segment revenues decreased despite the fact that PPT Units shipped increased 15 percent during the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002. Total order processing and transaction fees decreased a combined $5.6 million during the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002. This decrease in consolidated revenue was due to (1) a decline in the number of rental turns of the Units in the stores; and (ii) PPT "output programs" and other PPT programs under which the program supplier and the Company agreed to charge a lower order processing and transaction fee in exchange for Retailers committing to take an increased total number of Units. These programs were a response to the shift from the VHS cassette format to the DVD format and resulted in an increased total number of Units leased but a reduced amount of fees per Unit. The Company expects this trend to continue. These decreases in order processing and transaction fees were partially offset by an approximate $0.2 million net increase in sell-through and other revenues from the PPT business segment. 3PF revenues, excluding intercompany activity, decreased approximately $1.4 million during the same three-month period from $1.9 million to $0.5 million due to ceasing operations July 31, 2003 (See Note E).

The $10.2 million decrease in total revenues for the six-month period ended September 30, 2003 is primarily due to the decrease in PPT System order processing fees and transaction fees. PPT business segment revenues decreased despite the fact that PPT Units shipped increased 5 percent during the six-month period ended September 30, 2003 compared to the six-month period ended September 30, 2002. Total order processing and transaction fees decreased a combined $10.4 million during the six-month period ended September 30, 2003 compared to the six-month period ended September 30, 2002. This decrease in consolidated revenue was due to (1) a decline in the number of rental turns of the Units in the stores; and (ii) PPT "output programs" and other PPT programs under which the program supplier and the Company agreed to charge a lower order processing and transaction fee in exchange for Retailers committing to take an increased total number of Units. These programs were a response to the shift from the VHS cassette format to the DVD format and resulted in an increased total number of Units leased but a reduced amount of fees per Unit. The Company expects this trend to continue. These decreases in order processing and transaction fees were partially offset by an approximate $1.1 million net increase in sell-through and
other  revenues  from  the  PPT  business  segment.   3PF
revenues, excluding intercompany activity, decreased approximately $0.8 million during this same six-month period from $5.4 million to $4.6 million, due to ceasing operations July 31, 2003 (See Note E).

Cost of Sales in the PPT business  segment  consist of order  processing  costs, transaction costs, sell through costs and freight costs, and represent the direct costs to produce the PPT revenues. Cost of Sales in the 3PF business segment generally consist of storage fees, receiving fees, handling fees, special service fees, freight charges and other fees, and represent the direct costs to produce 3PF revenues. Total cost of sales for the three-month period ended September 30, 2003 decreased to $12.2 million from $17.0 million for the three-month period ended September 30, 2002, a decrease of $4.8 million, or 28 percent. Approximately $4.4 million of this decrease in cost of sales is primarily attributable to the $5.1 million net decrease in PPT business segment revenues noted above. Cost of sales as a percent of total revenues was 74 percent for the three-month period ended September 30, 2003 compared to 77 percent for the three-month period ended September 30, 2002 for the PPT business segment. Offsetting the $4.8 million decrease in total cost of sales is a $1.3 million charge related to 3PF's Columbus, Ohio, facility lease in the three-month period ended September 30, 2003 (See Note E). Excluding this charge, total cost of sales would have decreased approximately $6.1 million between the two periods and as a percent of total revenues would have been 76 percent for the three-month period ended September 30, 2003, compared to 82 percent for the three-month period ended September 30, 2002. Excluding the $1.3 million charge, 3PF's cost of sales would have decrease approximately $2.2 million between the two periods, which decrease is primarily due to less 3PF revenue based during the three-month period ended September 30, 2003 based on the cessation of 3PF operations July 31, 2003. 3PF operated on a negative margin basis for both periods.

Total cost of sales for the six-month period ended September 30, 2003 decreased to $26.4 million from $35.3 million for the six-month period ended September 30, 2002, a decrease of $8.9 million, or 25 percent. Approximately $8.7 million of this decrease is primarily attributable to the overall decrease in PPT business segment revenues as noted above. Cost of sales as a percent of total revenues was 73 percent for the six-month period ended September 30, 2003 compared to 78 percent for the six-month period ended September 30, 2002 for the PPT business segment. The decrease in PPT business segment cost of sales as a percent of total revenues is primarily due to the six-month period ended September 30, 2003, in which the Company generated approximately $1.2 million in revenues from the Company's Essential(TM) business service offerings, with no related cost of sales, compared to no revenue from these business offerings in the six-month period ended September 30, 2002. In addition, the decrease is due to the receipt of a $0.5 million credit from a studio during the three-month period ended June 30, 2003. These cost of sales decreases are partially offset by the inclusion of a $1.3 million charge related to 3PF's Columbus, Ohio, facility lease in the six-month period ended September 30, 2003 (See Note E). Excluding the increase in Essential's revenues, the studio credit, and the 3PF charge, total cost of sales as a percent of total revenues would have been 80 percent for the six-month period ended September 30, 2003. The remaining net decrease in total cost of sales as a percent of total revenue is primarily attributable to improved margins from 3PF operations due to the agreements made in June 2002 with its largest customer related to a sublease of the Columbus, Ohio, facility and the financing lease for equipment.

Selling, general and administrative expenses in the PPT business segment consist of the indirect costs to sell, administer and manage the PPT business, consisting primarily of, but not limited to, compensation and benefits, development, marketing and advertising costs, legal and professional fees, communication costs, depreciation and amortization of tangible fixed assets and software, as well real and personal property leases. Selling general and administrative expenses in the 3PF business segment consist of the indirect costs to sell, administer and manage the fulfillment business, consisting primarily of, but not limited to, compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of fixed assets and software, as well as real and personal property leases. Total selling, general and administrative expenses were $4.3 million for the three-month period ended September 30, 2003, compared to $3.6 million for the three-month period ended September 30, 2002, an increase of $0.7 million, or 21 percent. The increase in selling, general and administrative expenses for the three-month period is primarily the result of:
(1) an increase in the PPT business segment's overall overhead costs of approximately $1.0 million during the period, primarily attributable to costs associated with the provision of the Company's Essential(TM) business service offerings including Box Office Essentials, the Company's recently developed software and service that collects and reports information on theatrical releases of movie titles for the studios, as well as Calendar Essentials and Supply Chain Essentials; and (2) an approximate $0.3 million decrease in 3PF's overall fulfillment overhead costs during the three-month period ended September 30, 2003 due to ceasing operations July 31, 2003. This decrease is partially offset by 3PF recognizing $260 thousand in bad debt expense relating to a 3PF account that the Company has deemed uncollectible.

Total selling, general and administrative expenses were $8.8 million for the six-month period ended September 30, 2003, compared to $7.6 million for the six-month period ended September 30, 2002, an increase of $1.2 million, or 16 percent. The increase in selling, general and administrative expenses for the six-month period is primarily the result of: (1) an increase in the PPT business segment's overall overhead costs of approximately $1.8 million during the period, primarily attributable to costs associated with the provision the of the Company's Essential(TM) business service offerings including Box Office Essentials, the Company's recently developed software and service that collects and reports information on theatrical releases of movie titles for the studios, as well as Calendar Essentials and Supply Chain Essentials; and (2) an approximate $0.6 million decrease in 3PF's overall fulfillment overhead costs during the three-month period ended June 30, 2003 due to improved cost controls.

Operating loss from continuing operations for the three-month period ended September 30, 2003 was $2.2 million compared to operating income from continuing operations of $0.2 million for the three-month period ended September 30, 2002. The decline for the 2003 three-month period was primarily due to the decrease in PPT business segment revenues, associated gross margin and the 3PF closing costs of approximately $1.3 million noted above. Operating loss from continuing operations for the six-month period ended September 30, 2003 was $2.2 million. This compares to operating income of $0.7 million for the six-month period ended September 30, 2002. The decline for the 2003 six-month period was primarily due to the decrease in PPT revenues and associated gross margin and the 3PF closing costs noted above.

Other income (expense) decreased from income of $72 thousand for the three-month period ended September 30, 2002 to $66 thousand for the three-month period ended September 30, 2003, primarily due to the reduction in interest income earned. Other income (expense) increased from income of $72 thousand for the six-month period ended September 30, 2002 to $115 thousand for the six-month period ended September 30, 2003, primarily due to interest earned on the note receivable due from one of 3PF's clients (See Note E).

The effective tax rate during the three and six-month periods ended September 30, 2003 and 2002 was 38 percent.

As a result, for the three-month period ended September 30, 2003, the Company recorded net loss from continuing operations of $1.3 million, or 9 percent of total revenue, compared to net loss from continuing operations of $0.1 million, or less than 1 percent of total revenue, in the three-month period ended September 30, 2002. The decrease in net income from continuing operations is primarily attributable to the decrease in revenues and associated gross margin from the PPT business segment and the costs associated with closing 3PF operations as noted above. For the six-month period ended September 30, 2003, the Company recorded net loss from continuing operations of $1.3 million, or 4 percent of total revenue, compared to income from continuing operations of $0.5 million, or 1 percent of total revenue, in the six-month period ended September 30, 2002. The decrease in net income from continuing operations is primarily attributable to the decrease in revenues and associated gross margin from the PPT business segment as noted above and the costs associated with closing 3PF operations.

Discontinued Operations
-----------------------

As discussed in Note D., during the three-month period ended June 30, 2002, the Company elected to discontinue store operations of its retail subsidiary BlowOut Video, Inc. BlowOut Video generated revenues of $1.0 million and a net loss of $276,216, or $0.03 per share, in the three-month period ended September 30, 2002. BlowOut Video generated revenues of $1.9 million and a net loss of $421,230 or $0.04 per share in the six-month period ended September 30, 2002.

Financial Condition
-------------------

At September 30, 2003, total assets were $27.3 million, a decrease of $3.4 million from $30.7 million at March 31, 2003. As of September 30, 2003, cash decreased

     $0.3 million to $9.8 million from $10.1 million at March 31, 2003 (see the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements). Net accounts receivable decreased $3.4 million from $9.9 million at March 31, 2003 to $6.5 million at September 30, 2003, primarily due to a reduction in PPT revenues. In addition, 3PF net receivables declined due to only operating one facility for one month before ceasing operations July 31, 2003 and increasing the reserve account by $260 thousand for an account that was deemed uncollectible. At September 30, 2003, advances to program suppliers were $1.3 million, an increase of $0.9 million from $0.4 million, primarily due to the timing of release dates for certain titles and the addition of a new program supplier. At September 30, 2003, other current assets were $1.3 million, a decrease of $0.9 million from $2.2 million at March 31, 2003. The decrease in other current assets is due to a decline in pre-paid expenses, other receivables due to payments received, and deferred costs due to a lower average order processing fee per unit. Other assets decreased approximately $0.5 million from $1.9 million at March 31, 2003 to $1.4 million at September 30, 2003. The decrease in other assets is associated with the reserve established for the potential loss of the deposit on 3PF's Columbus facility related to the lease termination (See Note E).

At September 30, 2003, total liabilities were $12.5 million, a decrease of $2.8 million from $15.3 million at March 31, 2003. Accounts payable decreased $2.6 million from $12.7 million at March 31, 2003 to $10.1 million at September 30, 2003, primarily due to the timing of studio and other vendor payments, and as the result of lower revenues and associated cost of sales. Accrued liabilities increased $0.2 million from $1.1 million at March 31, 2003, to $1.3 million at September 30, 2003, primarily due to the reserve for all remaining costs associated with closing 3PF's operations. Accrued compensation decreased $0.1 million from $0.6 million at March 31, 2003, to $0.5 million at September 30, 2003, in part due to 3PF's ceasing operations as of July 31, 2003.

Accordingly, at September 30, 2003, total stockholders' equity was $14.8 million, a decrease of $0.6 million from the $15.4 million at March 31, 2003. Common stock and capital in excess of par value increased, on a combined basis, $0.6 million from $39.7 million at March 31, 2003 to $40.3 million at September 30, 2003, primarily due to the repurchase of stock under the Company's stock repurchase program. Accumulated deficit increased $1.3 million from $24.4 million at March 31, 2003 to $25.7 million at September 30, 2003 due to net loss from the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had cash of $9.8 million compared to $10.1 million at March 31, 2003. The Company's current ratio (current assets/current liabilities) was 1.90 at September 30, 2003 compared to 1.74 at March 31, 2003.

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carried a maximum limit of $4,500,000 and was to expire July 1, 2003. Effective June 16, 2003, the bank extended the line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalized a new line of credit. Effective September 15, 2003, the bank amended and extended the current line of credit with the Company through September 1, 2004. The maximum amount available under the line was reduced to $2,000,000. The Company has the choice of either the bank's prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of the Company's assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2,000,000; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end March 31, 2004; and (3) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of September 30, 2003 and for the three-month period then ended, the Company has determined it is in compliance with the financial covenants. At September 30, 2003 and November 12, 2003, the Company had no outstanding borrowings under this agreement.

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


                                                 Rentrak Corporation
                                          Table of Contractual Obligations
                                               As of March 31, 2003


--------------------------------------------------------------------------------------------------------------------------
       Contractual Obligations                                  Payments due by period
--------------------------------------------------------------------------------------------------------------------------
                                            Total          Less than 1        1-3 years      3-5 years        More than 5
                                                              year                                              years
----------------------------------------------------------- --------------------------------------------------------------

      Capital Lease Obligations          $  254,162        $  110,508        $   143,654     $         -      $          -

--------------------------------------------------------------------------------------------------------------------------
     Operating Lease Obligations          8,232,978         2,074,487          4,102,227       2,056,264                 -
--------------------------------------------------------------------------------------------------------------------------
         Purchase Obligations               823,369           823,369                  -               -                 -

--------------------------------------------------------------------------------------------------------------------------
        Executive Compensation            2,805,459         1,588,588          1,216,871               -                 -

--------------------------------------------------------------------------------------------------------------------------
                Total                   $12,115,968        $4,596,952        $ 5,462,752     $ 2,056,264     $           -
--------------------------------------------------------------------------------------------------------------------------


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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at September 30, 2003. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal  Controls over Financial  Reporting
-------------------------------------------------------
The Company maintains a system of internal control over financial reporting designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

In the three months ended September 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

On August 21, 2003, the Company held its Annual Meeting of Shareholders. The only matter submitted to a vote at the meeting was the election of directors. All of management's nominees as listed in the proxy statement were elected as follows.


-------------------------------------- ------------------------------------ -----------------------------------
               NOMINEE                              VOTES FOR                         VOTES WITHHELD
               -------                              ---------                         --------------
-------------------------------------- ------------------------------------ -----------------------------------
Cecil D. Andrus                                     8,778,633                            258,914
-------------------------------------- ------------------------------------ -----------------------------------
George H. Kuper                                     8,853,231                            184,316
-------------------------------------- ------------------------------------ -----------------------------------
Joon S. Moon                                        8,346,286                            691,261
-------------------------------------- ------------------------------------ -----------------------------------
James G. Petcoff                                    8,854,633                            182,914
-------------------------------------- ------------------------------------ -----------------------------------
Paul A. Rosenbaum                                   8,858,140                            179,407
--------------------------------------- ------------------------------------ -----------------------------------
Stanford C. Stoddard                                8,857,940                            179,607
-------------------------------------- ------------------------------------ -----------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - See the Exhibit Index on page 29 hereof.

(b) Reports on Form 8-K . No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2003

                                    RENTRAK CORPORATION


                                    By: /s/ Mark L Thoenes
                                    ----------------------
                                    Mark L. Thoenes
                                    Chief Financial Officer
                                    Signing on behalf of the registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit
Number     Exhibit
-------    -------
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.