Form 10-Q
period 2003-12-31
RENTRAK CORP
filed 2004-02-13
CIK 800458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: December 31, 2003.

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

As of January 31, 2004, the Registrant had 9,709,281 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION                                            Page
                                                                        Number


Item 1   Financial Statements

          Condensed Consolidated Balance Sheets as of  December 31, 2003
          and March 31, 2003 (unaudited)                                     3


          Condensed Consolidated Statements of Operations for the
          three-month  periods ended  December 31, 2003 and
          December 31, 2002  (unaudited)                                     5


          Condensed Consolidated Statements of Operations for the nine-month periods ended December 31, 2003 and December 31, 2002
          (unaudited)                                                        6

          Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2003 and December 31, 2002
         (unaudited)                                                         7

          Notes to Condensed Consolidated Financial Statements               9

Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               17

Item 3   Quantitative and Qualitative Disclosures About Market Risk         26

Item 4     Controls and Procedures                                          26


Part II - OTHER INFORMATION


Item 1  Legal Proceedings                                                   27

Item 6 Exhibits and Reports on Form 8-K                                     28

Signature                                                                   29

Exhibit Index                                                               30

                               RENTRAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                                   (UNAUDITED)
                                                                                        December 31,            March 31,
                                                                                            2003                 2003(1)
                                                                      ---------------------------------------------------------
CURRENT ASSETS:

    Cash and cash equivalents                                                       $    6,923,650              $   10,063,541
    Accounts receivable, net of allowance for doubtful
       accounts of $706,966 and $748,139                                                11,476,629                   9,910,532
    Advances to program suppliers                                                        1,685,687                     418,101
    Income tax receivable                                                                  142,803                      81,085
    Deferred tax asset                                                                   3,375,367                   2,796,908
    Other current assets                                                                 1,504,563                   2,226,287

                                                                      ---------------------------------------------------------
    Total current assets                                                                25,108,699                  25,496,454

PROPERTY AND EQUIPMENT, net                                                              2,324,778                   2,404,763
DEFERRED TAX ASSET                                                                         919,392                     894,083
OTHER ASSETS                                                                             1,022,813                   1,931,133

                                                                      ---------------------------------------------------------
          TOTAL ASSETS                                                              $   29,375,682              $   30,726,433
                                                                      =========================================================
(1) Derived from Rentrak's audited consolidated financial statement as of March 31, 2003

                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

                               RENTRAK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                    (UNAUDITED)
                                                                                        December 31,            March 31,
                                                                                            2003                 2003(1)
                                                                        -------------------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                $   11,266,909             $   12,710,999
     Accrued liabilities                                                                    772,276                  1,143,785
     Accrued compensation                                                                   523,501                    610,022
     Deferred revenue                                                                       316,956                    156,692

                                                                        -------------------------------------------------------
          Total current liabilities                                                      12,879,642                 14,621,498
                                                                        -------------------------------------------------------

LONG-TERM LIABILITIES:
     Lease obligations, deferred gain and
        customer deposits                                                                   349,735                    668,039

                                                                        -------------------------------------------------------
          Total long-term liabilities                                                       349,735                    668,039
                                                                        -------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value;
       Authorized:  10,000,000 shares, none issued                                                -                          -
     Common stock,  $.001 par value;
     Authorized:  30,000,000 shares
         Issued and outstanding: 9,700,020 shares
         at December 31, 2003 and 9,471,612 at
         March 31, 2003                                                                       9,700                      9,472
     Capital in excess of par value                                                      40,838,794                 39,655,212
     Accumulated other comprehensive income                                                 180,879                    180,879
     Accumulated deficit                                                               (24,883,068)               (24,408,667)
                                                                        -------------------------------------------------------
                                                                                         16,146,305                 15,436,896
                                                                        -------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   29,375,682             $   30,726,433
                                                                        =======================================================

(1) Derived from Rentrak's audited consolidated financial statement as of March 31, 2003

                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

                               RENTRAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             (UNAUDITED)
                                                                                   Three Months Ended December 31,
                                                                                2003                             2002
                                                          ------------------------------------------------------------------
REVENUES                                                                    $   19,402,730                 $     21,279,830
                                                          ------------------------------------------------------------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                13,995,528                       18,030,371
   Selling, general, and administrative                                          3,960,758                        3,743,390
                                                          ------------------------------------------------------------------
                                                                                17,956,286                       21,773,761
                                                          ------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                    1,446,444                        (493,931)
                                                          ------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest income                                                                  41,025                           11,354
   Interest expense                                                                (2,415)                                -
                                                          ------------------------------------------------------------------
                                                                                    38,610                           11,354
                                                          ------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION (BENEFIT)                                                           1,485,054                         (482,577)
INCOME TAX PROVISION (BENEFIT)                                                     563,880                         (183,382)
                                                          ------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                                     921,174                         (299,195)

LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $78,850 AND $46,193                                                        (128,649)                         (75,369)
                                                          ------------------------------------------------------------------

NET INCOME (LOSS)                                                            $     792,525                  $      (374,564)
                                                          ==================================================================
NET INCOME (LOSS) PER SHARE:
    Basic:
       Continuing operations                                                 $        0.09                  $         (0.03)
       Discontinued operations                                                       (0.01)                           (0.01)
                                                          ------------------------------------------------------------------
           Total                                                             $        0.08                  $         (0.04)
                                                          ==================================================================
    Diluted:
       Continuing operations                                                 $        0.09                  $         (0.03)
       Discontinued operations                                                       (0.01)                           (0.01)
                                                          ------------------------------------------------------------------
           Total                                                             $        0.08                  $         (0.04)
                                                          ==================================================================

                     The accompanying notes are an integral
                      part of these condensed consolidated
                             financial statements.


                               RENTRAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                (UNAUDITED)
                                                                                      Nine Months Ended December 31,
                                                                                   2003                             2002
                                                           -------------------------------------------------------------------

REVENUES                                                                    $     52,362,037                 $     64,481,753

                                                           -------------------------------------------------------------------
OPERATING COSTS AND EXPENSES:
   Cost of sales                                                                  40,358,628                       53,330,943
   Selling, general, and administrative                                           12,714,726                       11,299,645
   Net gain from litigation settlement                                                     -                         (361,847)
                                                           -------------------------------------------------------------------
                                                                                  53,073,354                       64,268,741
                                                           -------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                       (711,317)                         213,012
                                                           -------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest income                                                                   163,892                           82,854
   Interest expense                                                                  (10,240)                               -
                                                           -------------------------------------------------------------------
                                                                                     153,652                           82,854
                                                           -------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAX
   PROVISION (BENEFIT)                                                              (557,665)                         295,866
INCOME TAX PROVISION (BENEFIT)                                                      (211,913)                         112,429
                                                           -------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                                      (345,752)                         183,437
LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX BENEFIT
    OF $78,850 AND $304,367                                                         (128,649)                        (496,599)
                                                           -------------------------------------------------------------------

NET LOSS                                                                   $        (474,401)                $       (313,162)
                                                           ===================================================================
NET INCOME (LOSS) PER SHARE:
    Basic:
       Continuing operations                                               $           (0.04)                $           0.02
       Discontinued operations                                                         (0.01)                           (0.05)
                                                           -------------------------------------------------------------------
           Total                                                           $           (0.05)                $          (0.03)
                                                           ===================================================================
    Diluted:
       Continuing operations                                               $           (0.04)                $           0.02
       Discontinued operations                                                         (0.01)                           (0.05)
                                                           -------------------------------------------------------------------
           Total                                                           $           (0.05)                $          (0.03)
                                                           ===================================================================

                          The accompanying notes are an
                  integral part of these condensed consolidated
                              financial statements.


                               RENTRAK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)
                                                                               Nine Months Ended December 31,
                                                                      -------------------------------------------------
                                                                               2003                      2002
                                                                      -----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $    (474,401)             $   (313,162)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Loss on disposal of discontinued operations                                        128,649                   496,599
  Compensation expense related to stock repurchase                                         -                   326,121
  Gain on sale of assets                                                             (94,951)                        -
  Tax benefit from stock option exercise                                             313,007                         -
  Loss on write-down of lease deposit                                                400,000                         -
  Depreciation and amortization                                                      628,848                   817,084
  Amortization of warrants                                                                 -                    45,000
  Recovery of doubtful accounts                                                     (305,767)                 (645,000)
  Deferred income taxes                                                             (603,768)                 (135,480)
  Change in specific accounts:
      Accounts receivable                                                         (1,260,330)                2,171,178
      Advances to program suppliers                                               (1,267,586)                  (42,021)
      Income tax receivable                                                          (61,718)                  (47,628)
      Other assets                                                                   585,912                 2,021,701
      Accounts payable                                                            (1,444,090)               (2,612,178)
      Accrued liabilities & compensation                                            (379,180)                 (491,855)
      Deferred revenue and other liabilities                                        (119,083)                  (28,157)
                                                                      -----------------------    ----------------------
           Net cash provided by (used in) operating activities                    (3,954,458)                1,562,202
                                                                      -----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (1,223,810)                 (909,872)
  Proceeds from sale of 3PF assets                                                   800,000                         -
  Repayment of note receivable                                                       273,354                         -
  Disposition (purchase) of other assets                                             133,177                   (97,429)
                                                                      -----------------------    ----------------------
        Net cash used in investing activities                                        (17,279)               (1,007,301)
                                                                      -----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations                                               (38,957)                  (46,243)
  Repurchases of common stock                                                              -                (2,182,269)
  Issuance of common stock                                                           870,803                   283,593
                                                                      -----------------------    ----------------------
        Net cash provided by (used in) financing activities                          831,846                (1,944,919)
                                                                      -----------------------    ----------------------

NET CASH USED IN CONTINUING OPERATIONS.                                           (3,139,891)               (1,390,018)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS.                                              -                   904,646
DECREASE IN CASH AND CASH EQUIVALENTS                                             (3,139,891)                 (485,372)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                       10,063,541                12,028,684
                                                                      -----------------------    ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   6,923,650             $  11,543,312
                                                                      =======================    ======================



SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

        Cash paid during the period for -
        Income taxes, net of refunds received                                    $    61,718               $    66,241
  NON-CASH TRANSACTIONS
         Forgiveness of note receivable in exchange for stock                              -                  (377,565)
         Disposal of property and equipment through finance lease                          -                   900,000


                     The accompanying notes are an integral
                      part of these condensed consolidated
                             financial statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:     Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of RENTRAK CORPORATION (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month and nine-month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's 2003 Annual Report to Shareholders.

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

NOTE B:    Net Income (Loss) Per Share

Basic net income  (loss) per common  share is computed  by  dividing  net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average shares of common stock outstanding plus potential common stock arising from dilutive stock options and warrants.

The weighted average number of shares of common stock and potential common stock and net income used to compute basic and diluted net income (loss) per share for the three-month and nine-month periods ended December 31, 2003 and 2002 were as follows:

Note B:    Net Income (loss) Per Share

                                                      3-Months Ended                        9-Months Ended
                                                    December 31, 2003                     December 31, 2003
                                            -----------------------------------   -----------------------------------
                                                 Basic            Diluted              Basic            Diluted
Weighted average number of shares of
    common stock outstanding used to
    compute basic net income (loss)
    percommon share                            9,630,830          9,630,830           9,563,460         9,563,460

Effect of dilutive stock
    options and warrants                               -            630,426                   -                 -
                                            ----------------- -----------------   ----------------- -----------------

Weighted average number of shares of common
    stock used to compute diluted net
    income (loss) per common share outstanding
    and common stock equivalent                9,630,830         10,261,256           9,563,460         9,563,460
                                            ================= =================   ================= =================

Net income (loss) used in basic and diluted
    net income (loss) per common share:
          Continuing operations              $   921,174     $      921,174       $    (345,752)    $    (345,752)
          Discontinued operations               (128,649)          (128,649)           (128,649)         (128,649)
                                            ----------------- -----------------   ----------------- -----------------

    Net income (loss)                        $   792,525     $      792,525       $    (474,401)    $    (474,401)
                                            ================= =================   ================= =================

Net Income (loss) per common share:
          Continuing operations              $      0.09     $         0.09       $       (0.04)    $       (0.04)
          Discontinued operations                  (0.01)             (0.01)              (0.01)            (0.01)
                                            ----------------- -----------------   ----------------- -----------------

Net Income (loss) per common share           $      0.08     $         0.08       $       (0.05)    $       (0.05)
                                            ================= =================   ================= =================





Note B:    Net Income (loss) Per Share

                                                         3-Months Ended                        9-Months Ended
                                                        December 31, 2002                     December 31, 2002
                                               ------------------------------------  ------------------------------------
                                                       Basic            Diluted            Basic              Diluted
                                                       -----            -------            -----              -------
Weighted average number of shares of
    common stock outstanding used to compute
    basic net income (loss) per common share         9,520,705         9,520,705          9,684,744           9,684,744

Effect of dilutive stock
     options and warrants                                    -               -                    -                   -
                                               ------------------------------------  ------------------------------------

Weighted average number of shares of
    common stock used to compute diluted net
    income (loss) per common share outstanding
    and common stock equivalents                     9,520,705         9,520,705          9,684,744           9,684,744
                                               ====================================  ====================================

Net income (loss) used in basic and diluted
    net income (loss) per common share:
          Continuing operations                 $     (299,195)    $    (299,195)      $    183,437       $     183,437
          Discontinued operations                      (75,369)          (75,369)          (496,599)           (496,599)
                                               ------------------------------------  ------------------------------------

    Net income (loss)                           $     (374,564)    $    (374,564)      $   (313,162)      $    (313,162)
                                               ====================================  ====================================

Net Income (loss) per common share:
          Continuing operations                 $        (0.03)    $       (0.03)      $       0.02       $        0.02
          Discontinued operations                        (0.01)            (0.01)             (0.05)              (0.05)
                                               ------------------------------------  ------------------------------------

Net Income (loss) per common share              $        (0.04)    $       (0.04)      $      (0.03)      $       (0.03)
                                               ====================================  ====================================


Options and warrants to purchase approximately 10,000 shares of common stock for the three month period ended December 31, 2003, were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options and warrants were greater than the average market price of the common shares and as such would be antidilutive. Options and warrants to purchase approximately 2,000,000 shares of common stock for the three month period ended December 31, 2002, and approximately 1,900,000 and 1,700,000 shares of common stock for the nine-month periods ended December 31, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted EPS because their effect would be antidilutive due to a loss for the period.

NOTE C:     Business Segments, Significant Suppliers and Major Customers

The Company classifies its services in three business segments, Entertainment, Fulfillment and Other. The Entertainment business segment includes the following business activities: the PPT System whereby under its Pay-Per-Transaction (PPT) revenue sharing program, the Company enters into contracts to lease videocassettes, digital videodiscs ("DVD's"'), and video games, (collectively "Units"), from Program Suppliers (producers of motion pictures and licensees and distributors of home videocassettes and DVD's, and video game publishers) which are then leased to Participating Retailers for a percentage of the rentals charged by the Participating Retailers to their customers; data tracking and reporting services provided by the Company to motion picture studios; Essential(TM) business intelligence services, including Box Office Essentials(TM), Business Intelligence Essentials(TM) and Supply Chain Essentials(TM), recently developed and currently being provided to customers; and internet services provided by formovies.com, Inc., a subsidiary. The Fulfillment business segment consists of 3PF which is a subsidiary of the Company that provided order processing, fulfillment and inventory management services to retailers and wholesalers and to other businesses requiring just-in-time fulfillment. Effective July 1, 2003, the Company completed the sale of 3PF's operating assets at its Wilmington, Ohio, facility. 3PF ceased all of its remaining operations at its Columbus, Ohio, facility on July 31, 2003. As of December 31, 2003, a majority of the identifiable assets of 3PF relate to a note receivable from a former customer. (See Note E). The Other business segment formerly included BlowOut Video, Inc. (BlowOut Video), a video retailer, which the Company discontinued during the three-month period ended June 30, 2002 (See Note D).

Business Segments
-----------------

Following are the revenues, income (loss) from continuing operations, and identifiable assets of the Company's continuing business segments for the periods indicated (unaudited):



                                      Nine Months Ended      Nine Months Ended      Three Months Ended        Three Months Ended
                                      December 31, 2003      December 31, 2002       December 31, 2003        December 31, 2002
                                    ---------------------   -------------------     -------------------       -------------------

Revenues before
Intersegment Eliminations:
     Entertainment                  $      47,737,738      $       53,315,821      $       19,402,730         $       15,499,116
     Fulfillment                            5,154,443              12,786,135                       -                  6,314,907

                                   ---------------------   -------------------     -------------------       -------------------
                                    $      52,892,181      $       66,101,956      $       19,402,730         $       21,814,023
                                   ---------------------   -------------------     -------------------       -------------------

Intersegment Revenue
Eliminations:
      Entertainment                 $               -       $               -      $                -         $                -
      Fulfillment                            (530,144)             (1,620,203)                      -                   (534,193)
                                   ---------------------   -------------------     -------------------       -------------------
                                    $        (530,144)      $      (1,620,203)     $                -         $         (534,193)
                                   ---------------------   -------------------     -------------------       -------------------

Revenues from External
Customers:
     Entertainment                  $      47,737,738      $       53,315,821      $       19,402,730         $       15,499,116
     Fulfillment                            4,624,299              11,165,932                       -                  5,780,714
                                   ---------------------   -------------------     -------------------       -------------------
                                    $      52,362,037      $       64,481,753      $       19,402,730         $       21,279,830
                                   ---------------------   -------------------     -------------------       -------------------

Income (Loss) from
Operations:
     Entertainment                  $         597,012      $        2,412,778      $          915,588         $         (201,830)
     Fulfillment                           (1,308,329)             (2,199,766)                530,856                   (292,101)
                                   ---------------------   -------------------     -------------------       -------------------
                                    $        (711,317)     $          213,012      $        1,446,444         $         (493,931)
                                   ---------------------   -------------------     -------------------       -------------------


                                      December 31, 2003        March 31, 2003
                                   ---------------------   --------------------
Identifiable Assets:
     Entertainment                  $      27,702,434              25,801,989
     Fulfillment                            1,673,248               4,924,444

                                   ---------------------   --------------------
                                    $      29,375,682      $       30,726,433
                                   ---------------------   --------------------


The Company currently offers substantially all of the titles of a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, MGM Home Entertainment, a subsidiary of Metro Goldwyn Mayer, Inc., Paramount Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation, Universal Studios Home Video, Inc., and Warner Home Video. For the three-month period ended December 31, 2003, the Company had one program supplier whose product generated 35 percent, a second that generated 14 percent, and a third that generated 13 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of Rentrak revenue for the three-month period ended December 31, 2003. One customer accounted for 21 percent of the Company's revenue in the three-month period ended December 31, 2003. For the nine-month period ended December 31, 2003, the Company had one program supplier whose product generated 17 percent, a second that generated 15 percent, and a third and fourth that each generated 13 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of Rentrak revenue for the nine-month period ended December 31, 2003. No customer accounted for more than 10 percent of the Company's revenue in the nine-month period ended December 31, 2003.

For the three-month period ended December 31, 2002, the Company had one program supplier whose product generated 19 percent, and a second that generated 14 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of revenue for the three-month period ended December 31, 2002. One customer accounted for 24 percent of the Company's revenue in the three-month period ended December 31, 2002. The agreement with this customer expired July 31, 2003. For the nine-month period ended December 31, 2002, the Company had one program supplier whose product generated 18 percent, a second that generated 16 percent, and a third and fourth that each generated 13 percent of Rentrak revenue. No other program supplier provided product that generated more than 10 percent of Rentrak revenue for the nine-month period ended December 31, 2002. One customer accounted for 16 percent of the Company's revenue in the nine-month period ended December 31, 2002. The agreement with this customer expired July 31, 2003.

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

In January 2004, the Company was notified by the purchaser of a portion of BlowOut Video's operations of their intent to default on a note receivable due to the Company. As such, the Company provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the three-month period ended December 31, 2003. This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of $128,649, or $0.01 per share in the three-month and nine-month periods ended December 31, 2003. BlowOut Video generated revenues of $0.6 million and a net loss of $75,369, or $0.01 per share, in the three-month period ended December 31, 2002 and it generated revenues of $2.5 million and a net loss of $496,599, or $0.05 per share, in the nine-month period ended December 31, 2002.

Note E:  3PF Transactions

In June 2002, 3PF entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The term of the lease expires July 31, 2006. The sublease requires monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF's master lease for this facility. Additionally in June 2002 in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer's specifications. This lease, upon expiration, contains a $1.00 purchase option. The lease for the equipment resulted in a note receivable in the amount of $1,838,062 payable to 3PF in monthly installments. The current and long-term portions of this note receivable at December 31, 2003, are $482,842 and $803,041, respectively. The transaction resulted in a deferred gain in the amount of $509,044 that is being recognized as interest income by 3PF ratably throughout the life of the lease.

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

Accordingly, management performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This assessment resulted in 3PF recognizing an asset impairment during the three-month period ended March 31, 2003 in the amount of $844,041 for the write down of its assets to estimated fair market value of approximately $800,000.

In June 2003, the Company signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation for $800,000. The agreement covered all equipment and leasehold improvements at 3PF's leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $800,000 is approximately equal to the net book value of the assets sold at March 31, 2003. The Company announced it had completed this asset sale transaction, effective July 1, 2003, and received the cash purchase price in full. At June 30, 2003, the Company classified and reported the value of these assets held for sale on the consolidated balance sheet. The operations of 3PF have not been reported as discontinued operations as the continuing involvement criteria outlined in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, have not been met.

During the sale negotiations, the Company received notification from 3PF's largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. As a result, the Columbus, Ohio distribution facility lease was not included in the asset sale transaction. The Columbus, Ohio distribution facility was used exclusively to service this customer and as of August 1, 2003 was not in use. During the three-month period ended December 31, 2003 the Company completed the termination of this 3PF lease obligation for the Columbus, Ohio distribution facility, effective December 1, 2003, for a cost of $650,000. This lease termination included the assignment of the sublease 3PF had in place with its former largest customer for approximately 194,000 square feet of this facility. As a result, the Company recorded a pre-tax credit to 3PF's cost of sales of $650,000 during the three-month period ended December 31, 2003, representing a partial recovery to the pre-tax charge the Company made to 3PF's cost of sales in the amount of $1.3 million during the three-month period ended September 30, 2003. This charge, established in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, represented the Company's estimate of the cost to terminate this lease at that time. The following table summarizes the lease termination charges during the fiscal year:


                                       Liability                     Non-Cash                      Total
                               --------------------------    --------------------------     ---------------------
March 31, 2003                 $                 -            $                   -          $              -
Accrual                                    900,000                          400,000                 1,300,000
Reversal                                  (650,000)                               -                  (650,000)
Payments                                         -                                -                         -
                               --------------------------    --------------------------     ---------------------
December 31, 2003              $           250,000            $             400,000          $        650,000
                               ==========================    ==========================     =====================

Note F:  Debt Compliance

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carried a maximum limit of $4,500,000 and was to expire July 1, 2003. Effective June 16, 2003, the bank extended the line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalized a new line of credit. Effective September 15, 2003, the bank amended and extended the current line of credit with the Company through September 1, 2004. The Company elected to reduce the maximum amount available under the line to

$2,000,000. The Company has the choice of either the bank's prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of the Company's assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2,000,000; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ended December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end March 31, 2004; and (3) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of December 31, 2003 and for the three-month period then ended, the Company has determined it is in compliance with the financial covenants. At December 31, 2003 and February 12, 2004, the Company had no outstanding borrowings under this agreement.

NOTE G:  Stock-Based Compensation

At December 31, 2003, the Company has various stock-based compensation plans, including stock option plans. Rentrak accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the measurement dates. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                      Three Months Ended                    Nine Months Ended
                                             ---------------------------------------------------------------------------
                                                         December 31,                         December 31,
                                                    2003              2002               2003               2002
                                             ---------------------------------------------------------------------------

Net income (loss), as reported                       $   792,525      $ (374,564)        $  (474,401)       $ (313,162)

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                      (231,493)       (279,953)           (616,951)         (839,859)
                                             ---------------------------------------------------------------------------

Pro forma net income (loss)                          $   561,032      $ (654,517)       $ (1,091,352)       $(1,153,021)
                                             ===========================================================================

Net income (loss) per share:

Basic - as reported                                   $     0.08       $   (0.04)         $    (0.05)        $   (0.03)
Diluted - as reported                                 $     0.08       $   (0.04)         $    (0.05)        $   (0.03)
Basic - pro forma                                     $     0.06       $   (0.07)         $    (0.11)        $   (0.12)
Diluted - pro forma                                   $     0.05       $   (0.07)         $    (0.11)        $   (0.12)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain  information  included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward-looking words such as "may", "will", "expects", "intends", "anticipates", "estimates", or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: the Company's ability to continue to market the Pay Per Transaction ("PPT") System successfully, the financial stability of participating retailers and their performance of their obligations under the PPT System, non-renewal of the Company's line of credit, business conditions in the video industry and general economic conditions, both domestic and international, competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by program suppliers, new technology, the continued availability of prerecorded videocassettes ("Cassettes") and digital videodiscs ("DVD's") and video games from program suppliers and market acceptance of the Company's Essential(TM) business intelligence products. Such factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Results of Operations

Continuing Operations - Entertainment Operations and Other Continuing
---------------------------------------------------------------------
Subsidiaries
------------

For the three-month period ended December 31, 2003, total consolidated revenue decreased $1.9 million, or 9 percent, to $19.4 million from $21.3 million for the three-month period ended December 31, 2002. For the nine-month period ended December 31, 2003, total consolidated revenue decreased $12.1 million, or 19 percent, to $52.4 million from $64.5 million for the nine-month period ended December 31, 2002.

Total revenue includes the following PPT revenue sharing fees in the Entertainment business segment: order processing fees generated when Cassettes and DVD's ("Units") are ordered by and distributed to retailers; transaction fees generated when retailers rent Units to consumers; sell-through fees generated when retailers sell Units to consumers; communication fees when retailers' point-of-sale systems are connected to the Company's information system; and buy out fees generated when retailers purchase Units at the end of the lease term. Entertainment business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided by the Company to program suppliers ("DRS"), revenues from Box Office Essentials(TM), Supply Chain Essentials(TM), Business Intelligence Essentials(TM), and Home Video Essentials(TM), part of the Company's Essential(TM) business intelligence service offerings, as well as charges for Internet services provided by the Company's subsidiary formovies.com, Inc. In addition, total consolidated revenue includes the Fulfillment business segment representing charges to customers of the Company's subsidiary 3PF.COM, Inc. ("3PF"), which provided order processing, fulfillment and inventory management services to Internet retailers and wholesalers and other businesses requiring just-in-time fulfillment until July 31, 2003. In June 2003, the Company agreed to sell 3PF's operating assets at its Wilmington, Ohio facility (See Note E). The Other business segment formerly included revenues from BlowOut Video, Inc. (BlowOut Video), a video retailer, which the Company elected to discontinue during the three month period ended June 30, 2002 (See Note D.).

The $1.9 million decrease in total consolidated revenues of the Company for the three-month period ended December 31, 2003 is primarily due to a decrease in 3PF revenue as 3PF ceased providing services to its customers as of July 31, 2003 (See Note E). 3PF revenues, excluding intercompany activity, decreased from $5.8 million to $0.0 million during the three-month period ended December 31, 2003. This decrease in the Company's 3PF revenues was partially offset by increases in its PPT order processing and transaction fees, as well as, increases in revenues from its DRS services and the Company's Essential(TM) business intelligence service offerings. Entertainment business segment revenues increased 25 percent or $3.9 million from $15.5 million for the three month period ended December 31, 2002, to $19.4 million for the three month period ended December 31, 2003, as PPT Units shipped increased 177 percent during the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002. This product shipment increase was primarily due to a recent VHS/DVD revenue sharing program the Company entered into with a new major supplier in combination with the increase in orders from a large customer for that supplier's product. The Company expects this increase in orders from this customer to continue for at least the next three fiscal quarters, representing the remaining portion of a purchase commitment the customer has with the Company. The Company also expects increases in orders from other customers for this supplier's product. The Company's total order processing and transaction fees from all suppliers' products increased a combined $1.9 million, or 15 percent, for the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002.

The 15 percent revenue increase in order processing and transaction fees compared to the 177 percent increase in Units shipped during the three-month period ended December 31, 2003 is primarily attributable to (i) PPT "output programs" and other PPT programs under which the program supplier and the Company agreed to charge a lower order processing and transaction fee in exchange for the Participating Retailers' commitment to order and accept an increased total number of Units, and (ii) a decline in the number of rental turns of the Units in the Participating Retailers' stores. These programs were an economic response to the changing dynamics of the home video rental market, as a result of the shift from the VHS cassette format to the DVD format, and has resulted in an increased total number of Units leased by Participating Retailers with a corresponding reduced amount of fees per leased Unit earned by the Company and the program suppliers. The Company expects this trend in product programs to continue. In addition, there was an approximate $2.0 million net increase in other revenues from the PPT business segment. This increase included increases of approximately $0.6 million in DRS revenues, $0.5 million in sell-through fees, and $0.9 million in revenues from the Company's business intelligence service revenues. The Company expects its sell-through revenue increases to continue as the result of changed terms and conditions in the new product programs.

The $12.1 million decrease in total consolidated revenues for the nine-month period ended December 31, 2003 is primarily due to a decrease in 3PF revenue and PPT System order processing fees and transaction fees. These decreases were partially offset by an increase in revenues from DRS and the Company's Essential(TM) business service offerings. 3PF revenues, excluding intercompany activity, decreased approximately $6.6 million during this same nine-month period from $11.2 million for the nine-month period ended December 31, 2002 to $4.6 million for the nine-month period ended December 31, 2003, due to ceasing 3PF operations as of July 31, 2003 (See Note E). Entertainment business segment revenues decreased despite the fact that PPT Units shipped increased 62 percent during the nine-month period ended December 31, 2003 as compared to the nine-month period ended December 31, 2002. Total order processing and transaction fees decreased a combined $7.3 million during the nine-month period ended December 31, 2003 compared to the nine-month period ended December 31, 2002. This decrease in Entertainment business segment revenue is primarily attributable to (i) PPT "output programs" and other PPT programs under which the program supplier and the Company agreed to charge a lower order processing and transaction fee in exchange for the Participating Retailers' commitment to order and accept an increased total number of Units, and (ii) a decline in the number of rental turns of the Units in the Participating Retailers' stores. These decreases in order processing and transaction fees were partially offset by the positive effects from increased shipments of Units attributable to a new VHS/DVD revenue sharing program with a new major supplier. Additionally, these decreases in order processing and transaction fees were partially offset by an approximate $3.1 million net increase in other revenues from the Entertainment business segment. This increase in other revenues included increases of approximately $0.6 million in DRS revenues, $0.4 million in sell-through fees, and $2.1 million in revenues from the Company's Essential(TM) business intelligence services offerings. The Company expects its sell-through revenue increases to continue as the result of changed terms and conditions in the new product programs.

Cost of Sales in the Entertainment business segment consists of order processing costs, transaction costs, sell through costs and freight costs, and represents the direct costs to produce the PPT revenue sharing revenues. Cost of Sales in the Fulfillment business segment generally consists of storage fees, receiving fees, handling fees, special service fees, freight charges and other fees, and represents the direct costs to produce 3PF revenues. Total cost of sales for the three-month period ended December 31, 2003 decreased to $14.0 million from $18.0 million for the three-month period ended December 31, 2002, a decrease of $4.0 million, or 22 percent, primarily due to a decrease in 3PF cost of sales of $6.6 million as the result of 3PF ceasing operations July 31, 2003 and recording a partial recovery of $650,000 to the $1.3 million lease termination charge during the three month period ended September 30, 2003 (See Note E). This decrease is partially offset by an approximate $2.6 million increase in cost of sales primarily attributable to the $2.4 million net increase in Entertainment business segment order processing, transaction, and sell-through revenues noted above. Cost of sales as a percent of total revenues was 75 percent for the three-month period ended December 31, 2003 compared to 80 percent for the three-month period ended December 31, 2002 for the Entertainment business segment. The decrease in Entertainment business segment cost of sales as a percent of total revenues is primarily due to the approximately $0.9 million in revenues from the Company's Essential(TM) business service offerings during the three month period ended December 31, 2003, with nominal related cost of sales, compared to no revenue from these business offerings in the three-month period ended December 31, 2002. Excluding the increase in Essential(TM) business service revenues, total cost of sales as a percent of revenues would have been 78 percent for the three-month period ended December 31, 2003.

Total cost of sales for the nine-month period ended December 31, 2003 decreased to $40.4 million from $53.3 million for the nine-month period ended December 31, 2002, a decrease of $12.9 million, or 24 percent. Cost of sales in the Fulfillment business segment decreased $7.4 million due to the related decline in 3PF revenues as a result of ceasing operations July 31, 2003. The cost of sales decrease includes a net $650,000 charge related to costs of terminating 3PF's Columbus, Ohio, facility lease in the nine-month period ended December 31, 2003 (See Note E). In addition, approximately $5.5 million of the total cost of sales decrease is primarily attributable to the overall $6.9 million decrease in Entertainment business segment order processing, transaction, and sell-through revenues as noted above. The Entertainment business segment cost of sales as a percent of total revenues was 73 percent for the nine-month period ended
December 31, 2003 compared to 78 percent for the nine-month period ended December 31, 2002. The decrease in Entertainment business segment cost of sales as a percent of total revenues is primarily due to the approximately $2.1 million in revenues from the Company's Essential(TM) business service offerings during the nine month period ended December 31, 2003, with nominal related cost of sales, compared to no revenue from these business offerings in the nine-month period ended December 31, 2002. In addition, the decrease is due to the receipt of a $0.5 million credit from a program supplier during the three-month period ended June 30, 2003. Excluding the increase in Essential's revenues and the program supplier credit, total cost of sales as a percent of total revenues would have been 78 percent for the nine-month period ended December 31, 2003.

Selling, general and administrative expenses in the Entertainment business segment consist of the indirect costs to sell, administer and manage the PPT revenue sharing business as well as the Company's Essential(TM) business service offerings, consisting primarily of, but not limited to, compensation and benefits, development, marketing and advertising costs, legal and professional fees, communication costs, depreciation and amortization of tangible fixed assets and software, as well real and personal property leases. Selling, general and administrative expenses in the Fulfillment business segment consist of the indirect costs to sell, administer and manage the 3PF fulfillment business, consisting primarily of, but not limited to, compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of fixed assets and software, as well as real and personal property leases. Total selling, general and administrative expenses were $4.0 million for the three-month period ended December 31, 2003, compared to $3.7 million for the three-month period ended December 31, 2002, an increase of $0.3 million, or 6 percent. The increase in selling, general and administrative expenses for the fiscal 2004 three-month period is primarily the result of: (1) an increase in the Entertainment business segment's overall overhead costs of approximately $0.7 million during the period, primarily attributable to costs associated with the Company's Essential(TM) business service offerings including Box Office Essentials, Business Intelligence Essentials(TM) and Supply Chain Essentials(TM); and (2) an approximate $0.5 million decrease in 3PF's overall fulfillment overhead costs during the three-month period ended December 31, 2003 due to ceasing operations July 31, 2003.

Total selling, general and administrative expenses were $12.7 million for the nine-month period ended December 31, 2003, compared to $11.3 million for the nine-month period ended December 31, 2002, an increase of $1.4 million, or 13 percent. The increase in selling, general and administrative expenses for the nine-month period is primarily the result of: (1) an increase in the Entertainment business segment's overall overhead costs of approximately $2.5 million during the period, of which $1.8 million is attributable to the Company's Essential(TM) business service offerings noted above; and (2) an approximate $1.1 million decrease in 3PF's overall fulfillment overhead costs due to ceasing operations July 31, 2003.

The net gain from the litigation settlement with a prior customer of the Company, Hollywood Entertainment, was $0.4 million for the three-month period ended June 30, 2002.

Operating income from continuing operations for the three-month period ended December 31, 2003 was $1.4 million compared to an operating loss from continuing operations of $0.5 million for the three-month period ended December 31, 2002. The improved operating results for the fiscal 2003 three-month period were primarily due to the increase in Entertainment business segment revenues and associated gross margin combined with the reduction of 3PF lease termination costs of $650,000 (See Note E). Operating loss from continuing operations for the nine-month period ended December 31, 2003 was $0.7 million. This compares to operating income of $0.2 million for the nine-month period ended December 31, 2002. The decline in operating results for the fiscal 2004 nine-month period was primarily due to the decrease in PPT revenue sharing revenues and associated gross margin combined with the 3PF lease termination costs noted above.

Other income (expense) increased from income of $11 thousand for the three-month period ended December 31, 2002 to $39 thousand for the three-month period ended December 31, 2003, primarily due to interest earned on the note receivable due from one of 3PF's clients (See Note E). Other income (expense) increased from income of $83 thousand for the nine-month period ended December 31, 2002 to $154 thousand for the nine-month period ended December 31, 2003, primarily due to interest earned on the note receivable due from one of 3PF's clients (See Note E).

The effective tax rate during the three and nine-month periods ended December 31, 2003 and 2002 was 38 percent.

As a result, for the three-month period ended December 31, 2003, the Company recorded net income from continuing operations of $0.9 million, or 5 percent of total revenue, compared to net loss from continuing operations of $0.3 million, or 1 percent of total revenue, in the three-month period ended December 31, 2002. The increase in net income from continuing operations is primarily attributable to the increase in revenues and associated gross margin from the Entertainment business segment and the reduction of costs associated with closing 3PF operations and recording a partial recovery of $650,000 to the prior period lease termination charge as noted above. For the nine-month period ended December 31, 2003, the Company recorded net loss from continuing operations of $0.3 million, or less than 1 percent of total revenue, compared to income from continuing operations of $0.2 million, or less than 1 percent of total revenue, in the nine-month period ended December 31, 2002. The decrease in net income from continuing operations is primarily attributable to the decrease in revenues and associated gross margin from the Entertainment business segment as noted above and the costs associated with closing 3PF operations.

Discontinued Operations
-----------------------

As discussed in Note D., during the three-month period ended June 30, 2002, the Company elected to discontinue store operations of its retail subsidiary BlowOut Video, Inc. In January 2004, the Company was notified by the purchaser of a portion of BlowOut Video's operations of their intent to default on a note receivable due to the Company. As such, the Company provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the three-month period ended December 31, 2003. This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of $128,649, or $0.01 per share in the three-month and nine-month periods ended December 31, 2003. BlowOut Video generated revenues of $0.6 million and a net loss of $75,369, or $0.01, per share, in the three-month period ended December 31, 2002 and it generated revenues of $2.5 million and a net loss of $496,599, or $0.05 per share, in the nine-month period ended December 31, 2002. Management does not anticipate any further significant activities or events related to the discontinued operations.

Financial Condition
-------------------

At December 31, 2003, total assets were $29.4 million, a decrease of $1.3 million from $30.7 million at March 31, 2003. As of December 31, 2003, cash decreased $3.2 million to $6.9 million from $10.1 million at March 31, 2003 (see the Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements). The reduction in cash balance is primarily attributable to (i) terms of various combined VHS/DVD revenue-sharing agreements and reflects differences in the timing of the Company's collection of revenue-sharing funds from participating retailers and the Company's remittance of the portion of those funds owed to program suppliers, and (ii) the continued investment required for the development of the Company's Essential(TM) business service offerings. Net accounts receivable increased $1.6 million from $9.9 million at March 31, 2003 to $11.5 million at December 31, 2003, primarily due to an increase in PPT revenues. At December 31, 2003, advances to program suppliers were $1.7 million, an increase of $1.3 million from $0.4 million, primarily due to the timing of release dates for certain titles and the addition of a new program supplier. These amounts represent the unearned portion of guarantees with certain program suppliers. In some cases, these guarantees are paid in advance. At December 31, 2003, other current assets were $1.5 million, a decrease of $0.7 million from $2.2 million at March 31, 2003. The decrease in other current assets is due to a decline in pre-paid expenses, payments received on a note receivable, and decreased deferred costs due to a lower average order processing fee per unit. Other assets decreased $0.9 million from $1.9 million at March 31, 2003 to $1.0 million at December 31, 2003. The decrease in other assets is associated with the write-off of the security deposit on 3PF's Columbus facility (See Note E), and the reserve established on the note receivable related to the Blowout Video store sale (See Note D).

At December 31, 2003, total liabilities were $13.2 million, a decrease of $2.1 million from $15.3 million at March 31, 2003. Accounts payable decreased $1.4 million from $12.7 million at March 31, 2003 to $11.3 million at December 31, 2003, primarily due to the timing of program supplier and other vendor payments. Accrued compensation decreased $0.1 million from $0.6 million at March 31, 2003, to $0.5 million at December 31, 2003, in part due to 3PF's ceasing operations as of July 31, 2003.

At December 31, 2003, total stockholders' equity was $16.1 million, an increase of $0.7 million from the $15.4 million at March 31, 2003. Common stock and capital in excess of par value increased, on a combined basis, $1.2 million from $39.7 million at March 31, 2003 to $40.9 million at December 31, 2003, primarily due to the exercise of employee stock options. Accumulated deficit increased $0.5 million from $24.4 million at March 31, 2003 to $24.9 million at December 31, 2003 due to net loss from the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had cash of $6.9 million compared to $10.1 million at March 31, 2003. The Company's current ratio (current assets/current liabilities) was 1.95 at December 31, 2003 compared to 1.74 at March 31, 2003.

In May 2002, the Company entered into an agreement for a new secured revolving line of credit. The line of credit carried a maximum limit of $4,500,000 and was to expire July 1, 2003. Effective June 16, 2003, the bank extended the line of credit to the Company through October 1, 2003, under the same general terms and conditions while the Company and the bank finalized a new line of credit. Effective September 15, 2003, the bank amended and extended the current line of credit with the Company through September 1, 2004. The Company elected to reduce the maximum amount available under the line to $2,000,000. The Company has the choice of either the bank's prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of the Company's assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2,000,000; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ending December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end March 31, 2004; and (3) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of December 31, 2003 and for the three-month period then ended, the Company has determined it is in compliance with the financial covenants. At December 31, 2003 and February 12, 2004, the Company had no outstanding borrowings under this agreement.

The Company's sources of liquidity include its cash balance, cash generated from operations and its available credit resources. Based on the Company's current budget and projected cash needs, the Company believes that its available sources of liquidity will be sufficient to fund the Company's existing entertainment operations, the development of its new business intelligence services, and other cash requirements for the fiscal year ending March 31, 2004.


                               Rentrak Corporation
                        Table of Contractual Obligations
                             As of December 31, 2003

-----------------------------------------------------------------------------------------------------------
    Contractual Obligations                               Payments due by period
-----------------------------------------------------------------------------------------------------------
                                                    Less than       1 - 3         3 - 5       More than
                                      Total          1 Year         Years         Years        5 Years

-----------------------------------------------------------------------------------------------------------
   Capital Lease Obligations     $     226,535    $    110,508   $   116,027     $        -    $        -
-----------------------------------------------------------------------------------------------------------

  Operating Lease Obligations    $   2,299,932    $    805,224   $ 1,494,708     $        -    $        -
-----------------------------------------------------------------------------------------------------------

      Purchase Obligations       $  1,024,037     $  1,024,037   $         -     $        -    $        -
-----------------------------------------------------------------------------------------------------------

     Executive Compensation      $  2,520,059     $  1,554,650   $   965,409      $        -    $        -
-----------------------------------------------------------------------------------------------------------
             Total               $  6,070,563     $  3,494,419   $ 2,576,144      $        -    $        -

-----------------------------------------------------------------------------------------------------------


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

Studio Reserves
---------------

The Company has entered into guarantee contracts with certain program suppliers providing titles for distribution under the PPT system. These contracts guarantee minimum payments to the suppliers. The Company, using historical experience and year to date rental experience for each title, estimates the projected revenue to be generated under each guarantee. The Company establishes reserves for titles that are projected to experience a shortage under the provisions of the guarantee. The Company continually reviews these factors and makes adjustments to the reserves as needed. Actual results could materially differ from these estimates and could have a material effect on the recorded studio reserves.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at December 31, 2003. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
-----------------------------------------------
An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report (the "Evaluation
Date"). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the Evaluation Date were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

In the three months ended December 31, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - See the Exhibit Index on page 30 hereof.

(b) Reports on Form 8-K . No reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th of February, 2004.

                                           RENTRAK CORPORATION


                                           By:
                                           ----------------------------------
                                           Mark L. Thoenes
                                           Chief Financial Officer
                                           Signing on behalf of the registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit
Number   Exhibit
------   ------

31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1     Certifications pursuant to 18 U.S.C. Section 1350.