Form 10-K
period 2004-03-31
RENTRAK CORP
filed 2004-07-14
CIK 800458

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-15159

RENTRAK CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0780536 (I.R.S. Employer Identification No.)
7700 NE Ambassador Place, Portland, Oregon (Address of principal executive offices)	97220 (Zip Code)
Registrant's telephone number, including area code: 503-284-7581
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($6.99) as reported by the Nasdaq National Market System, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2003), was $64,623,214.

        The number of shares outstanding of the Registrant's Common Stock as of June 25, 2004 was 9,802,655 shares.

Documents Incorporated by Reference

        The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

RENTRAK CORPORATION
2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Where You Can Find More Information

        We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 as amended ("Exchange Act"). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC's Public Reference Room located at 450 Fifth St., NW, Room 1024, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.rentrak.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at (503) 284-7581.

Overview

        Our primary business continues to be the collection, processing, analysis and presentation of rental and sales information regarding videocassettes ("Cassettes"), digital videodiscs ("DVDs"), and Video Games (collectively "Units") leased/licensed to home video specialty stores and other retailers by way of our Pay Per Transaction system (the "PPT System"). Under our PPT System, home video specialty stores and other retailers that rent Units to consumers ("Retailers"), including grocery stores and convenience stores, lease Units and other media from Rentrak for a low initial fee and share a portion of each retail rental transaction with us. We included Video Games as part of the PPT system in fiscal 2003. Our PPT System generated 84%, 78% and 73% of total revenues in fiscal years 2004, 2003 and 2002, respectively.

        We also provide direct revenue sharing ("DRS") services to various suppliers. The DRS services collect, track, audit and report the results to our suppliers under established agreements on a fee for service basis. In addition, our Essentials™ software and services, which we began offering in the fourth quarter of fiscal 2003, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients.

        During the fourth quarter of fiscal 2003, we decided to pursue a plan to sell or dispose of substantially all the assets of our subsidiary 3PF.COM, Inc. ("3PF"), which provided order processing, inventory management and fulfillment services to Rentrak and third parties. We sold substantially all the assets of 3PF's Wilmington, Ohio operations in July 2003. See Note 5 of Notes to Consolidated Financial Statements.

Restatement

        Our fiscal 2003 and 2002 financial statements have been restated as discussed further in Item 7.

Pay-Per-Transaction System

        We distribute Units principally to home video specialty stores ("Retailers") through our PPT System. The PPT System enables Retailers to obtain Units at a significantly lower initial cost than if they purchased the Units from traditional video distributors.

        After the Retailer is approved for participation in the PPT System, Units are leased to the Retailer for a low initial fee (the "Order Processing Fee") plus a percentage of revenues generated by the Retailer from rentals to consumers (the "Transaction Fee"). We retain a portion of each Order Processing Fee and Transaction Fee and remit the remainder to the appropriate motion picture studios or other licensee or owner of the rights to certain video programming, or video game publishers, ("Program Suppliers") that hold the distribution rights to the Units. Due to the lower cost of "bringing Units in the door," Retailers generally obtain a greater number of Units under the PPT System than the traditional distribution method. The intended benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The intended benefit to the Program Supplier is an increase in the total number of Units shipped, resulting in increased revenues and opportunity for profit. The intended benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System ("Participating Retailers").

Direct Revenue Sharing

        Our DRS services consist of data collection, tracking, auditing and reporting of revenue sharing rental and sales transactions of large retail chain video store customers that rent Units and engage in revenue sharing arrangements directly with the Program Suppliers. The DRS services are offered to Program Suppliers who participate in our PPT System. We utilize our internally developed computer software and are compensated on a fee for service basis.

Business Intelligence Services

        In the fourth quarter of fiscal 2003, we began offering business intelligence ("BI") services, by taking advantage of the capabilities we built through our PPT System in the entertainment industry. Our suite of BI software and services consist of Box Office Essentials™, VideoGame Essentials™, Retail Essentials™, VOD Essentials™, Business Intelligence Essentials™ and Supply Chain Essentials™ (collectively, the "Essentials software and services") for the entertainment industry and beyond. The Essentials software and services provides custom data collection, management, analysis and reporting, resulting in business intelligence information valuable to our customers.

Marketing and Relationships with Program Suppliers

        We currently market our PPT System throughout the United States and Canada. We offer substantially all of the titles of a number of non-Video Game Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation, Warner Brothers, including Warner Home Video, HBO Video, New Line Home Entertainment, TNT, and Lightyear Entertainment and MGM Home Entertainment, a subsidiary of Metro Goldman Mayer, Inc. Our arrangements with all of our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have available for distribution titles which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. During the last three years, we have not experienced any material difficulty acquiring suitable Units for our markets on acceptable terms and conditions from Program Suppliers. We have one Program Supplier that supplied product that generated 22%, one that generated 15%, one that generated 13% and one that generated 12% of our revenues for the year ended March 31, 2004. During fiscal 2003, we had one Program Supplier that supplied product that generated 16% of our total revenues, two that generated 15% and a fourth that generated 11%. There were no other Program Suppliers who provided product that generated 10% or more of our total revenues for the year ended March 31, 2004. Although we do not believe that our relationships with these significant Program Suppliers will be terminated in the near term, a loss of any of these Program Suppliers could have a material adverse effect on our results of operations.

        Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier's success with such titles prior to home video distribution and our assessment of expected success in home rental distribution. We currently have such commitments with three Program Suppliers for movies and three Program Suppliers for Video Games.

Significant Customers

        We had one PPT customer that accounted for 17% of our total revenue in fiscal 2004. The agreement with this PPT customer expires in September 2004. One fulfillment customer accounted for 14% and 11%, respectively, of our total revenue in fiscal 2003 and 2002. The agreement with this fulfillment customer expired July 31, 2003. There were no other customers that accounted for 10% or more of our total revenue in fiscal 2004, 2003 and 2002.

Distribution of Cassettes, DVDs, and Video Games

        Our proprietary Rentrak Profit Maker Software (the "RPM Software") allows Participating Retailers to order Units through their Point of Sale ("POS") system software and provides the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface. To further assist the Participating Retailers in ordering, we also produce a monthly product catalog called "Ontrak."

        To be competitive, Participating Retailers must be able to rent their Units on the "street date" announced by the Program Supplier for the title. Effective April 1, 2004, we have contracted with a third party fulfillment provider to distribute our Units via overnight air courier to assure delivery to Participating Retailers on the street date. The handling and freight costs of such distribution comprise a portion of our cost of sales.

Computer Operations

        To participate in our PPT System, Participating Retailers must install Rentrak-approved computer software and hardware to process all of their rental and sale transactions. Our RPM Software resides on the Participating Retailer's POS computer system and transmits a record of PPT transactions to us over a telecommunications network. The RPM Software also assists the Participating Retailer in ordering newly released titles and in managing its inventory of Units.

        Our information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it determines variations from statistical norms for potential audit action. Our information system also transmits information on new titles and confirms orders made to the RPM Software at the Participating Retailer location.

Auditing of Participating Retailers

        From time to time, we audit Participating Retailers in order to verify that they are reporting all rentals and sales of Units on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers whose PPT business activity varies from our statistical norms. Depending upon the results of our analysis of the reports, we may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow such an audit can be cause for immediate termination from the PPT

System. If audit violations are found, the Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Units.

Seasonality

        We believe that the home video industry is highly seasonal because Program Suppliers tend to introduce hit titles for movies at two periods of the year, early summer and Christmas. Since the release of movies to home video usually follows the theatrical release by approximately six months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur in early summer and at Christmas. We believe our volume of rental transactions and resulting revenues and earnings reflect, in part, this seasonal pattern. However, changes in Program Suppliers' titles available to Participating Retailers and us may obscure any seasonal effect.

Competition

        The Cassette, DVD, and Video Game distribution business is a highly competitive industry that is rapidly changing. The traditional method of distributing Units to Retailers is through purchase transactions; i.e., a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above (see "Pay-Per-Transaction System"), our PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, we face intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc., and Video One Canada, Ltd. These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than us.

        In the past, certain traditional distributors offered Units to Retailers on a revenue sharing basis. To our knowledge, only one does so today on a very limited basis. This distributor executed a licensing agreement with Supercomm, Inc. ("Supercomm"), now a wholly-owned subsidiary of Columbia TriStar Home Entertainment ("Columbia"), to market product on revenue sharing terms. Domestically, Supercomm also processes data for Columbia's direct relationships with Blockbuster Video and several other Retailers.

        We also face direct competition from the Program Suppliers. Several major Program Suppliers offer Retailers discounted pricing if the Retailers substantially increase the quantity of Units purchased. Also, some major Program Suppliers have offered Units to Retailers on a lease basis. In addition, all major Program Suppliers sell Units directly to major Retailers including Blockbuster, the world's largest chain of home video specialty stores. We believe most of the major Program Suppliers have direct revenue sharing arrangements with Blockbuster and Hollywood Entertainment, the world's second largest chain of home video specialty stores. We also believe that certain Program Suppliers have executed direct revenue sharing agreements with several other large Retailers. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

        The Program Suppliers also compete with us by releasing certain Unit titles on a "sell-through" basis; they bypass the traditional rental period by selling the Units directly to consumers at a price of approximately $9.95 to $19.95 per Unit. To date, such "sell-through" distribution has generally been limited to certain newly released hit titles with wide general family appeal. However, because our PPT business is partially dependent upon the existence of a rental period, a shift toward such "sell-through" distribution, particularly with respect to popular titles, could have a material adverse effect on our results of operations and financial condition.

        We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) direct broadcast satellite transmission systems; (2) traditional cable television systems; (3) pay-per-view cable television systems; and

(4) delivery of programming via the Internet. Each of these distribution methods employs digital compression techniques to increase the number of channels available to consumers and, therefore, the number of movies that may be transmitted. Technological improvements in this distribution method, particularly "video-on-demand," may make this option more attractive to consumers and thereby materially diminish the demand for Unit rentals. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Formovies.com

        Formovies.com is a website designed by us and dedicated to assist consumers in finding a local video store where they can rent and/or purchase the video products they want. Consumers can find a particular movie of their choice by searching on various attributes of that title. Once found they can then determine the closest video store that carries that product.

Trademarks, Copyrights, and Proprietary Rights

        We have registered our "RENTRAK," "PPT," "Pay Per Transaction," "Ontrak," "BudgetMaker," "DataTrak," "Prize Find," "BlowOut Video," "Fastrak," "GameTrak," "RPM," "Videolink+," "Unless You're Rich Enough Already," "Sportrak," "Movies For The Hungry Mind," "VidAlert," "Active Home Video," "Movie Wizard" and "Gotta Have It Guarantee" marks under federal trademark laws. We have applied and obtained registered status in several foreign countries for many of our trademarks. We have filed applications to register our various "Essentials" trademarks, some of which are completed and the others pending. We have filed patent applications for our Box Office Essentials and VOD Essentials software. We claim a copyright on our RPM Software and consider it to be proprietary. We have also filed notice and claim a copyright on our Essentials software. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services and we intend to take appropriate action to halt any infringement or protect against improper usage.

Employees

        As of March 31, 2004, including all subsidiaries, we employed 162 full-time employees and 30 part-time employees. We consider our relations with our employees to be good.

Financial Information About Industry Segments

        See Note 18 of Notes to the Consolidated Financial Statements for information regarding our business segments.

ITEM 2. PROPERTIES

        We maintain our headquarter offices in Portland, Oregon where we lease 48,800 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006. We also maintain an office in Los Angeles, California where we lease 4,000 square feet of space utilized for our Box Office Essentials business. We anticipate that this space will be adequate for our business needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        We may from time to time be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these potential actions is not expected to materially affect our financial condition or results of operations. Other than as discussed below, we currently have no material outstanding litigation.

Vendor Dispute

        In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation, effective July 1, 2003. See Note 5 of Notes to Consolidated Financial Statements. In conjunction with the effective date of that asset sale agreement, we entered into a Fulfillment Agreement (the "Agreement") with this purchaser (the "Fulfillment Provider") for a nine-month term to provide us with fulfillment services previously provided by 3PF during the period we owned and operated it. After its inception, disagreement between the parties arose regarding the contractual provisions of the Agreement. As a result, we disputed certain charges for services and withheld payments accordingly. Additionally, the Fulfillment Provider has alleged that we violated the exclusivity provisions in the Agreement. The Fulfillment Provider has submitted, under the provisions of the Agreement, a demand for arbitration against us seeking damages of approximately $877,000. We have reviewed the Fulfillment Provider's demand for arbitration and believe there is no basis in fact, under the terms and conditions of the Agreement, for any of the claims made against us. We have retained legal counsel to vigorously defend us in this matter. In the opinion of management, the amount of any ultimate liability with respect to this action is not expected to materially affect our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, $.001 par value, is traded on the Nasdaq National Market, where its prices are quoted under the symbol "RENT." As of June 25, 2004 there were approximately 281 holders of record of our common stock. On June 25, 2004, the closing sales price of our common stock as quoted on the Nasdaq National Market was $9.25.

        The following table sets forth the reported high and low sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the Nasdaq National Market System:

Fiscal 2003	High	Low
Quarter 1	$7.20	$4.58
Quarter 2	5.03	3.27
Quarter 3	5.79	3.76
Quarter 4	6.00	4.31
Fiscal 2004	High	Low
Quarter 1	$7.49	$4.80
Quarter 2	7.25	6.30
Quarter 3	9.87	6.98
Quarter 4	10.25	8.76

        Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available there for, subject to the dividend and liquidation rights of any preferred stock that may be issued.

        No cash dividends have been paid or declared during the last five fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

        Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended March 31,
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
	(In Thousands Except Per Share Amounts)
Statement of Operations Data(1)
Revenues:
Order processing fees	$7,741	$14,745	$16,893	$18,533	$22,331
Transaction fees	46,398	42,258	44,102	55,752	61,476
Sell-through fees	10,309	8,558	7,324	8,431	9,826
Communication fees	1,127	1,185	1,136	1,509	2,099
Fulfillment(2)	4,624	15,266	15,342	20,137	8,337
Other	7,933	3,872	11,224	3,668	3,624

Total revenues	78,132	85,884	96,021	108,030	107,693

Operating expenses:
Cost of sales	60,090	71,347	71,913	85,993	87,157
Selling and administrative expense	16,357	14,434	17,266	31,002	25,360
Net gain from litigation settlements	—	(362)	(1,563)	(225)	(7,792)
Asset impairment	—	844	424	—	—

Total operating expenses	76,447	86,263	88,040	116,770	104,725

Income (loss) from continuing operations	1,685	(379)	7,981	(8,740)	2,968
Other income (expense)	233	179	7,913	(2,149)	(1,389)

Income (loss) from continuing operations before income tax (provision) benefit and loss from discontinued operations	1,918	(200)	15,894	(10,889)	1,579
Income tax provision (benefit)	479	(56)	6,040	(4,057)	450

Income (loss) from continuing operations	1,439	(144)	9,854	(6,832)	1,129
Income (loss) from discontinued operations	(129)	(583)	(792)	(259)	2,581

Net income (loss)	$1,310	$(727)	$9,062	$(7,091)	$3,710

Earnings (loss) per share:
Basic:
Continuing operations	$0.15	$(0.02)	$0.95	$(0.57)	$0. 11
Discontinued operations	(0.01)	(0.06)	(0.08)	(0.02)	0.24

Net income (loss)	$0.14	$(0.08)	$0.87	$(0.59)	$0.35

Diluted:
Continuing operations	$0.14	$(0.02)	$0.93	$(0.57)	$0.10
Discontinued operations	(0.01)	(0.06)	(0.07)	(0.02)	0.24

Net income (loss)	$0.13	$(0.08)	$0.85	$(0.59)	$0.34

Shares used to compute diluted EPS	10,119	9,641	10,613	11,985	10,759
	2004	2003	2002	2001	2000
Balance Sheet Data(1)
Working capital	$14,633	$11,485	$12,515	$4,637	$9,645
Total assets	36,363	31,488	40,094	38,623	50,299
Long-term liabilities	235	668	496	1,175	—
Stockholders' equity	18,796	16,047	18,116	12,158	18,365

(1)
Fiscal years 2000, 2001, 2002 and 2003 have been restated for correction of certain errors. See Note 4 of Notes to Consolidated Financial Statements. In addition, certain expenses in fiscal 2003 and 2002 have been reclassified.

(2)
We sold our fulfillment business effective July 2003. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Certain information included in this Annual Report on Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward-looking words such as "may," "will," "expects," "intends," "anticipates," "estimates" or "continues" or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our Participating Retailer customer base and customers for our business intelligence software and services, the financial stability of the Participating Retailers and their performance of their obligations under the PPT System, non-renewal of our line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by Program Suppliers, new technology and the continued availability of Units from Program Suppliers. This Annual Report on Form 10-K further describes some of these factors. (References to Notes are to Notes to Consolidated Financial Statements included in Item 8 of this report.)

Business Trends

        Our financial results for fiscal 2004 have been, and we expect them to continue to be for fiscal 2005, affected by the changing dynamics in the home video and game rental market, as they impact our PPT business. We continue to experience the impact of the migration from higher historical rentals of Cassettes to greater rentals of DVDs by our Participating Retailers. We have successfully implemented new agreements with Program Suppliers to incorporate the availability of DVDs, and we continue our efforts in fiscal 2005 to secure more DVD agreements to address this impact. In addition, our PPT business continues to be affected by a shift to "output programs" under which the Program Supplier and we agree to a lower order processing and transaction fee in exchange for the Participating Retailers' commitment to order an increased number of Units of all the Program Supplier's titles. The result is an increased number of Units leased by the Participating Retailers, but a reduced amount of fees per Unit earned by the Program Supplier and us. These output programs are an economic response to the changing dynamics of the home video rental market, as a result of the migration from Cassette format to the DVD format. We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

        Our base of Participating Retailers continues to be strong. We have one Participating Retailer that accounted for 17% of the PPT revenues in fiscal 2004. The agreement with this Participating Retailer is scheduled to expire in September 2004, with associated PPT revenues from that Participating Retailer's rentals expected to continue on a declining basis through the end of fiscal 2005. We are currently discussing with that Participating Retailer their interest in entering into a new agreement with us. We are also implementing other strategies for obtaining other new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

        We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers.

        We are also allocating significant efforts towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.

Our suite of business intelligence software has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. We intend to continue to make the necessary increased investments in these new business intelligence services in the short-term, affecting our current earnings. We believe they will provide significant future revenue and earnings streams and ultimately be the cornerstone of our long-term success.

Sources of Revenue

        Our sources of revenue include the following PPT revenue sharing fees in the Entertainment business segment: order processing fees generated when Cassettes, DVDs and video games ("Units") are ordered by and distributed to retailers; transaction fees generated when retailers rent Units to consumers; sell-through fees generated when retailers sell Units to consumers; communication fees when retailers' point-of-sale systems are connected to our information system; and buy out fees generated when retailers purchase Units at the end of the lease term. Entertainment business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided to program suppliers ("DRS"), revenues from Box Office Essentials™, Supply Chain Essentials™, Business Intelligence Essentials™, and Home Video Essentials™, all part of our Essential™ business intelligence service offerings, as well as charges for Internet services provided by our subsidiary, formovies.com, Inc.

        In addition, through July 31, 2003, revenue included the Fulfillment business segment representing charges to customers of our subsidiary 3PF.COM, Inc. ("3PF"), which provided order processing, fulfillment and inventory management services to Internet retailers and wholesalers and other businesses requiring just-in-time fulfillment. Effective July 1, 2003, we sold 3PF's operating assets at its Wilmington, Ohio facility to a third party.

Restatements

        In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income (loss). There were two general types of misinterpretations or misapplications: (i) over reporting cost of sales and related liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements in the amounts of $0.7 million and $0.8 million, respectively, in fiscal 2003 and 2002; and (ii) under reporting cost of sales and overstating assets and understating liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier in the amounts of $0.9 million and $0.7 million, respectively, in fiscal 2003 and 2002. However, there was no effect on the accuracy of amounts we have periodically remitted to our Program Suppliers under the terms of the revenue sharing agreements or on our reported cash balances. Accordingly, correction of these errors did not result in any additional payments to any of these suppliers.

        Also in June 2004, we discovered that we were not accounting for certain order processing fees received from our customers upon "street date," which is the date that they are able to rent the title pursuant to SOP 00-2. Our previous method had been to recognize revenue on the shipment date. This resulted in a restatement of revenue between periods.

        In addition, in connection with the embezzlement of funds by an employee, as discussed in more detail below, we underreported our sales tax liability in fiscal 2003. We record our sales tax liabilities as an offset to revenue.

        See Item 9A "Controls and Procedures" for a discussion of changes made to our internal controls and to our processes and procedures to help ensure against such restatements in the future.

        The restatements did not affect cash flows from operations, investing activities or financing activities in any fiscal year. We also reclassified certain operating expense amounts to conform to the current fiscal year presentation. For details on the restatement of our first, second and third quarters of fiscal 2004, see "Quarterly Financial Data" in Item 8.

        We have restated our fiscal years ended March 31, 2003 and 2002 and the related balance sheet accounts at March 31, 2003 as follows:

Year Ended March 31, 2003	Revenue	Cost of sales	Total operating expenses	Income tax expense (benefit)	Income (loss) from continuing operations	Net loss
	(In thousands)
As previously reported	$86,220	$71,315	$86,231	$85	$84	$(498)
Adjustment for misinterpretation and misapplication of contract terms	—	239	239	(91)	(148)	(148)
SOP 00-2 revenue recognition adjustment	(274)	(206)	(206)	(25)	(43)	(43)
Underreporting of sales tax	(62)	—	—	(24)	(38)	(38)
Rounding	—	(1)	—	(1)	1	—

As restated	$85,884	$71,347	$86,264	$(56)	$(144)	$(727)

        After the above adjustments, our basic and diluted net loss per share for fiscal 2003 increased to $(0.08) per share compared to the previously reported basic and diluted net loss per share of $(0.05) as previously reported.

March 31, 2003	Accounts receivable	Advances to Program Suppliers	Current deferred tax assets	Total current assets	Total assets
	(In thousands)
As previously reported	$9,706	$418	$2,797	$25,496	$30,726
Adjustment for misinterpretation and misapplication of contract terms
Current period	—	(586)	91	(495)	(495)
Prior periods	—	1,999	(514)	1,485	1,485
SOP 00-2 revenue recognition adjustment
Current period	(274)	—	25	(249)	(249)
Prior periods	(3)	—	—	(3)	(3)
Underreporting of sales tax, current period	—	—	24	24	24

As restated	$9,429	$1,831	$2,423	$26,258	$31,488

	Accounts payable	Accrued liabilities	Total current liabilities	Accumulated deficits	Total stockholders' equity	Total liabilities and stockholders' equity
	(In thousands)
As previously reported	$12,711	$1,144	$14,621	$(24,409)	$15,437	$30,726
Adjustment for misinterpretation and misapplication of contract terms:
Current period	(347)	—	(347)	(148)	(148)	(495)
Prior periods	645	—	645	840	840	1,485
SOP 00-2 revenue recognition adjustment:
Current period	(206)	—	(206)	(43)	(43)	(249)
Prior periods	(2)	—	(2)	(1)	(1)	(3)
Underreporting of sales tax, current period	—	62	62	(38)	(38)	24

As restated	$12,801	$1,206	$14,773	$(23,799)	$16,047	$31,488

Year Ended March 31, 2002	Revenue	Cost of sales	Total operating expenses	Income tax expense	Income (loss) from continuing operations	Net income
	(In thousands)
As previously reported	$95,994	$71,994	$88,122	$5,998	$9,787	$8,994
Adjustment for misinterpretation and misapplication of contract terms	—	(102)	(102)	39	63	63
SOP 00-2 revenue recognition adjustment	27	21	21	2	4	4
Rounding	—	—	(1)	1	—	1

As restated	$96,021	$71,913	$88,040	$6,040	$9,854	$9,062

        After the above adjustments, our basic net income per share for fiscal 2002 increased to $0.87 per share compared to the $0.86 per share previously reported and our diluted net income per share remained unchanged at $0.85 per share.

Sale of 3PF.COM

        In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation for $800,000. The agreement covered all equipment and leasehold improvements at 3PF's leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF, as lessee, and Rentrak, as guarantor, were released from the lease. The cash purchase price of $800,000 is approximately equal to the net book value of the assets sold. We completed this asset sale transaction effective July 1, 2003, and received the cash purchase price in full. The operations of 3PF have not been reported as discontinued operations in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," because cash flows related to our fulfillment activities have not been completely eliminated.

        During the sale negotiations, we received notification from 3PF's largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. The Columbus, Ohio distribution facility was used exclusively to service this customer. Due to the timing of the notification, we were not able to include the Columbus, Ohio distribution facility lease in the asset sale transaction. We completed the termination of the lease obligation for the Columbus, Ohio distribution facility, effective December 1, 2003, for a cost of $650,000, which is included as a component of cost of sales in our statement of operations. This lease termination included the assignment of the sublease 3PF had in place with its former largest customer for approximately 194,000 square feet of this facility.

Investigation and Recovery Efforts Regarding Misappropriated Funds

        In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter. The employee admitted to embezzling funds from us. It was determined that the employee had been embezzling funds from us since 1998 through 2003, in an amount totaling approximately $570,000. The investigation of this matter is complete. Other than $62,000 in underreported sales taxes as discussed above, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal 2004 or prior years. We are in the process of securing certain assets belonging to this employee, which, in conjunction with insurance proceeds, should provide us with recoveries of approximately $300,000, which will be recorded as recoveries in future periods when they are received. We have incurred a total of approximately $120,000 to $150,000 of legal and other professional fees related to this matter through June 2004, and expect to incur an additional amount of approximately $5,000 to $10,000 before the matter is resolved. We have updated our system of internal controls, as described more fully in Item 9A, in order to prevent such occurrences in the future.

Results of Operations

	Year Ended March 31,(1)
	2004		2003 (restated)(2)		2002 (restated)(2)
	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
	(Dollars in thousands)
Revenues:
Order processing fees	$7,741	9.9%	$14,745	17.2%	$16,893	17.6%
Transaction fees	46,398	59.4	42,258	49.2	44,102	45.9
Sell-through fees	10,309	13.2	8,558	10.0	7,324	7.6
Communication fees	1,127	1.4	1,185	1.4	1,136	1.2
Fulfillment	4,624	5.9	15,266	17.8	15,342	16.0
Other	7,933	10.2	3,872	4.5	11,224	11.7

	78,132	100.0	85,884	100.0	96,021	100.0
Operating expenses:
Cost of sales	60,090	76.9	71,347	83.1	71,913	74.9
Selling and administrative	16,357	20.9	14,434	16.8	17,266	18.0
Net gain on litigation settlement	—	—	(362)	(0.4)	(1,563)	(1.6)
Asset impairment	—	—	844	1.0	424	0.4

	76,447	97.8	86,263	100.4	88,040	91.7

Income (loss) from operations	1,685	2.2	(379)	(0.4)	7,981	8.3
Other income (expense):
Interest income	244	0.3	204	0.2	195	0.2
Interest expense	(11)	—	(25)	—	(18)	—
Loss on investments	—	—	—	—	(231)	(0.2)
Gain on Rentrak Japan transaction	—	—	—	—	7,967	8.3

	233	0.3	179	0.2	7,913	8.2

Income (loss) from continuing operations before income tax provision (benefit) and loss from discontinued operations	1,918	2.5	(200)	(0.2)	15,894	16.6
Income tax provision (benefit)	479	0.6	(56)	—	6,040	6.3

Income (loss) from continuing operations before loss from discontinued operations	1,439	1.8	(144)	(0.2)	9,854	10.3
Loss from discontinued operations, net of tax	(129)	(0.2)	(583)	(0.7)	(792)	(0.8)

Net income (loss)	$1,310	1.7%	$(727)	(0.9)%	$9,062	9.4%

(1)
Percentages may not add due to rounding.

(2)
Fiscal 2003 and 2002 have been restated for certain errors. See Note 4 of Notes to Consolidated Financial Statements. In addition, certain expenses were reclassified from selling and administrative to cost of sales in fiscal 2003 and 2002.

Revenue

        Revenue decreased $7.8 million, or 9.1%, to $78.1 million in fiscal 2004 compared to $85.9 million in fiscal 2003, and decreased $10.1 million, or 10.5%, in fiscal 2003 compared to $96.0 million in fiscal 2002. The decrease in revenue in fiscal 2004 compared to fiscal 2003 is primarily due to a decrease in fulfillment (3PF) revenue and order processing fees. These decreases were partially offset by an increase in revenues from transaction fees and from DRS and our Essential™ business service offerings, which are a component of other revenue. The decrease in fiscal 2003 compared to fiscal 2002 is primarily due to the fact that, in fiscal 2002, we earned royalties and other revenues from Rentrak Japan totaling $6.4 million, which are included as a component of other revenue. Our arrangement with Rentrak Japan ended in fiscal 2002.

        Order processing fees decreased $7.0 million in fiscal 2004 compared to fiscal 2003 due to PPT "output programs" and other PPT programs under which we agreed with the program supplier to charge a lower order processing and transaction fee in exchange for the Participating Retailers' commitment to order an increased total number of Units of all the Program Suppliers' titles. These programs began in August 1998 and were a response to the shift from the VHS cassette format to the DVD format. These output programs, along with a new combined VHS/DVD revenue sharing program with a new major supplier, contributed to an 89% increase in total Units shipped during fiscal 2004 compared to fiscal 2003.

        The decrease in order processing fees was offset in part by a $4.1 million, or 9.8%, increase in transaction fees and a $1.8 million, or 20.5%, increase in sell-through fees. The increase in transaction fees is primarily due to the increased number of Units ordered by our Participating Retailers from our output programs that were rented to their customers. The increase in sell-through fees is primarily due to the new combined VHS/DVD revenue sharing program noted above. We expect our sell-through revenue increases to continue as the result of changed terms and conditions in our new product programs.

        Fulfillment revenues decreased $10.6 million, or 69.7%, to $4.6 million during fiscal 2004 compared to $15.3 million during fiscal 2003, due to ceasing 3PF operations as of July 31, 2003 as discussed above.

        Increases in other revenue in fiscal 2004 compared to fiscal 2003 included an increase of approximately $1.3 million in DRS revenues to $4.3 million in fiscal 2004 and an increase of $2.9 million in revenues from our Essential™ business intelligence services offerings to $3.2 million in fiscal 2004. In fiscal 2003, there were minimal revenues generated from our Essential™ business intelligence services as they began in the fourth quarter of fiscal 2003. The $7.4 million decrease in fiscal 2003 compared to fiscal 2002, primarily relates to $6.4 million of royalties received related to Rentrak Japan in fiscal 2002 in connection with its sale, compared to none in fiscal 2003, and a $0.8 million decrease in DRS revenues.

        Order processing-fee revenue decreased to $14.7 million, a decrease of $2.1 million, or 12.4%, in fiscal 2003 from $16.9 million in fiscal 2002 and transaction-fee revenue decreased to $42.3 million, a decrease of $1.8 million, or 4.2%, from $44.1 million in the same periods. These decreases resulted primarily from the output and other PPT programs discussed above. These decreases were partially offset by an increase in sell-through revenue to $8.6 million in fiscal 2003 compared to $7.3 million in fiscal 2002, an increase of $1.2 million, or 16.8%.

Cost of Sales

        Cost of sales consists of order processing costs, transaction costs, sell-through costs and handling and freight costs, and represents the direct costs to produce revenues. Order processing costs, transaction costs and sell through costs represent the amounts due the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers.

        Cost of sales decreased $11.3 million, or 15.8%, to $60.1 million in fiscal 2004 compared to $71.3 million in fiscal 2003 and decreased $0.6 million, or 0.8%, in fiscal 2003 compared to

$71.9 million in fiscal 2002. Cost of sales as a percentage of revenue was 76.9% in fiscal 2004 compared to 83.1% in fiscal 2003 and 74.9% in fiscal 2002.

        A majority of the decrease in cost of sales in fiscal 2004 compared to fiscal 2003 was due to ceasing operations of 3PF in July 2003. In addition, approximately $0.9 million of the total cost of sales decrease is attributable to the overall $1.2 million decrease in PPT revenues. Cost of sales in fiscal 2004 includes a $650,000 charge related to costs of terminating 3PF's Columbus, Ohio, facility lease.

        The decrease in cost of sales as a percentage of revenue in fiscal 2004 compared to fiscal 2003 is due to approximately $3.2 million in revenues from our Essential™ business service offerings in fiscal 2004, with $0.8 million of related cost of sales, compared to $0.3 million of revenue and $0.3 million of costs from these offerings in fiscal 2003. In addition, the decrease is due to the receipt of $0.8 million of discretionary rebates from one of our Program Suppliers during fiscal 2004, related to guarantee shortages resulting from under-performance of certain titles. We received $0.2 million of such rebates during fiscal 2003. These decreases were partially offset by the $650,000 charge related to 3PF discussed above.

        The decrease in cost of sales in fiscal 2003 compared to fiscal 2002 is primarily due to the decrease in revenue as discussed above. The increase in cost of sales as a percentage of revenue in fiscal 2003 compared to fiscal 2002 is primarily due to the lack of royalty fees related to Rentrak Japan in fiscal 2003, compared to $6.4 million of such royalties in fiscal 2002, and a $295,000 increase in warrant amortization. We expensed the remaining unamortized value of warrants previously issued to a customer in conjunction with a service agreement as of March 31, 2003 based on the expectation that the customer would not be utilizing our services in future periods.

Selling and Administrative

        Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

        Selling and administrative expenses increased $1.9 million, or 13.3%, to $16.4 million in fiscal 2004 compared to $14.4 million in fiscal 2003, and decreased $2.8 million, or 16.4%, in fiscal 2003 compared to $17.3 million in fiscal 2002.

        The increase in selling and administrative expenses in fiscal 2004 compared to fiscal 2003 is primarily due to an increase of approximately $1.4 million related to the continued investment toward the development and operating growth in our Essential™ business service offerings noted above. In addition, we had a $1.0 million decrease in advertising credits received from our Program Suppliers in fiscal 2004 compared to fiscal 2003 and our bad debt expense increased $0.7 million in the same period due to fewer charge-backs to our Program Suppliers under our current contractual arrangements. These increases were partially offset by an approximately $1.5 million decrease attributable to ceasing 3PF's operations July 31, 2003.

        The decrease in fiscal 2003 compared to fiscal 2002 was primarily attributable to a $1.7 million decrease in compensation, advertising, and travel and entertainment expenses related to our 3PF business, as we continued to adjust our overhead infrastructure to better match the related revenues. In addition, in fiscal 2003 compared to fiscal 2002, we had a $0.5 million increase in advertising credits, a $0.2 million increase in bad debt charge-backs to our Program Suppliers and a $0.4 million decrease in other miscellaneous costs.

Net Gain on Litigation Settlement

        The net gain on litigation settlement of $362,000 in fiscal 2003 relates to an amount that Hollywood Entertainment, a former customer, agreed to pay us in order to resolve all outstanding issues. The net gain on litigation settlement of $1.6 million in fiscal 2002 relates to a settlement with Hollywood Entertainment for breach of a fulfillment contract.

Asset Impairment

        In 2003, we determined that it was unlikely that 3PF would achieve its business plans and we initiated a plan to sell the assets of 3PF. Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF's assets would be sold or otherwise disposed of. As a result of this determination, during the quarter ended March 31, 2003, we assessed the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF.

        We then performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS 144, "Accounting for the Impairment of Long-Lived Assets." This assessment resulted in 3PF recognizing an asset impairment charge during the three-month period ended March 31, 2003 in the amount of $844,041 for the write down of its assets to estimated fair market value of approximately $800,000.

Other Income (Expense)

        Interest income of $244,000 and $204,000 in fiscal 2004 and 2003, respectively, includes $156,000 and $57,000 of interest earned on the note receivable due from one of 3PF's clients, which was issued in June 2002. See Note 5 of Notes to Consolidated Financial Statements.

        The $231,000 loss on investments in fiscal 2002 includes a $250,000 loss related to the write-off of an unrealizable investment made by our 3PF business in a former customer.

        The $8.0 million gain on Rentrak Japan transactions includes $1.0 million related to the sale of 3PF stock to Rentrak Japan, $6.4 million related to the sale of our entire interest in Rentrak Japan stock and $567,000 related to forgiveness of liabilities.

Income Taxes

        Our effective tax rate was 25.0%, (27.8)% and 38.0%, respectively, in fiscal 2004, 2003 and 2002. The tax rate in fiscal 2004 was positively affected primarily by the benefit of tax intangible amortization. In addition, our effective tax rate differs from the federal statutory tax rate due to state income taxes.

Discontinued Operations

        Discontinued operations include the operations of BlowOut Video, which consisted of retail store operations for the sale of used Units. Due to the significant increase in sell-through activity throughout the industry, the operations of BlowOut Video did not meet our expectations, and, as a result, during fiscal 2003, we initiated and completed a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. As of March 31, 2003, all operations had ceased. In January 2004, we were notified by the purchaser of a portion of BlowOut Video's operations of their intent to default on a note receivable due to us. As such, we provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the three-month period ended December 31, 2003. This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of $128,649, or $0.01 per share in fiscal 2004. We are continuing to sell our contractually available end-of-term PPT revenue-sharing product through broker channels. Current and prior year amounts have been restated to classify the results of BlowOut Video operations, net of related tax effects, as discontinued.

        The results of operations related to BlowOut Video were as follows:

	Year Ended March 31,
	2004	2003	2002
Revenue	$—	$2,575,733	$6,620,165
Net loss	$(128,649)	$(582,627)	$(792,757)
Net loss per share	$(0.01)	$(0.06)	$(0.07)

        The decrease in revenue in fiscal 2003 compared to fiscal 2002 is due to operating only three stores during fiscal 2003 compared to seven stores in fiscal 2002.

Inflation

        We believe that the impact of inflation was minimal on our business in fiscal 2004, 2003 and 2002.

Liquidity and Capital Resources

        Our sources of liquidity include our cash balance, cash generated from operations and our $2.0 million line of credit. Based on our current budget and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued development of our business intelligence services and other cash requirements to at least March 31, 2005.

        Cash and cash equivalents decreased $1.3 million to $8.7 million at March 31, 2004, compared to $10.1 million at March 31, 2003. This decrease resulted primarily from $2.1 million used in operations and $1.6 million used for the purchase of property and equipment, partially offset by $0.8 million of proceeds from the sale of 3PF, $0.5 million of payments received on a note receivable from 3PF's former largest customer, and $1.0 million of proceeds related to the issuance of stock pursuant to our stock plans. Our current ratio was 1.85:1.0 at March 31, 2004 compared to 1.77:1.0 at March 31, 2003.

        Accounts receivable increased $5.6 million to $15.0 million at March 31, 2004 compared to $9.4 million at March 31, 2003. This increase is primarily due to changes in the terms of various combined VHS/DVD revenue-sharing agreements, together with an increase in the number of Units rented.

        Advances to Program Suppliers increased $2.4 million to $4.2 million at March 31, 2004 compared to $1.8 million at March 31, 2003 primarily due to the timing of release dates for certain titles and the addition of a new Program Supplier. These amounts represent the unearned portion of guarantees with certain Program Suppliers.

        Deferred tax assets, short and long-term, were $3.4 million at March 31, 2004 compared to $3.1 million at March 31, 2003. The deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

        Other current assets decreased $0.9 million to $1.5 million at March 31, 2004 compared to $2.4 million at March 31, 2003 primarily due to a decline in pre-paid expenses and decreased deferred costs due to a lower average order processing fee per Unit.

        During fiscal 2004, we spent $1.6 million on property and equipment, including $1.0 million for the capitalization of internally developed software for our business intelligence service offerings. These additions were offset by the sale of approximately $800,000 book value of assets related to 3PF. We anticipate spending approximately $2.0 million on property and equipment in fiscal 2005, including

$0.7 million for the capitalization of internally developed software for our business intelligence service offerings.

        Other long-term assets decreased $1.1 million to $0.8 million at March 31, 2004 compared to $1.9 million at March 31, 2003 primarily due to a $400,000 write-off of a security deposit related to 3PF's Columbus facility, $0.5 million associated with principal payments received on a note receivable from a former customer of 3PF and the establishment of a $200,000 reserve for the remaining balance of a note receivable related to the Blowout Video store sale.

        Accounts payable increased $2.6 million to $15.4 million at March 31, 2004 compared to $12.8 million at March 31, 2003 primarily due to the timing of Program Supplier and other vendor payments.

        Accrued liabilities decreased $317,000 to $0.9 million at March 31, 2004 compared to $1.2 million at March 31, 2003 primarily due to a $92,000 reduction in directors' and officers' insurance premiums and a $225,000 credit at March 31, 2003 due a participating retailer that was fully earned in fiscal 2004.

        We currently have a secured revolving line of credit for $2.0 million, which expires September 1, 2004. We expect to renew this line prior to its expiration under similar terms. Interest on the line of credit is at our choice of either the bank's prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2.0 million; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ended December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end; and (3) achievement of specified current and leverage financial ratios. Based upon the financial results reported as of and for the fiscal year ended March 31, 2004, we determined that we were in compliance with the financial covenants as of March 31, 2004. At March 31, 2004, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

        A summary of our contractual commitments and obligations as of March 31, 2004 is as follows:

	Payments Due By Fiscal Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond
Capital leases	$91,740	$50,040	$41,700	$—	$—
Operating leases	2,099,217	806,417	1,292,800	—	—
Program Supplier guarantees	4,621,203	4,621,203	—	—	—
Executive compensation	3,560,349	1,811,750	1,748,599	—	—

	$10,372,509	$7,289,410	$3,083,099	$—	$—

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following is a discussion of our critical accounting estimates. See Note 2 of Notes to Consolidated Financial Statements, Significant Accounting Policies, for additional information.

Allowance for Doubtful Accounts

        Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $839,122 and $748,139, respectively, at March 31, 2004 and 2003.

Program Supplier Reserves

        We have entered into guarantee contracts with certain program suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. The unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a reserve for titles that are projected to experience a shortage under the provisions of the guarantee. We continually review these factors and make adjustments to the reserves as needed. Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $4.5 million and $3.7 million, respectively, at March 31, 2004 and 2003.

Deferred Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets. As of March 31, 2004 and 2003, we had a valuation allowance of $0.3 million and $0.4 million, respectively, recorded against our Canadian net operating loss carryforwards. Net deferred tax assets totaled $3.4 million and $3.3 million, respectively, as of March 31, 2004 and 2003.

New Accounting Pronouncements

        See Note 3 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Off-Balance Sheet Arrangements

        Other than disclosed above under Contractual Payment Obligations, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2004. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk related to our cash deposits. We utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Report of Independent Registered Public Accounting Firm

The Board of Directors
Rentrak Corporation:

        We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 4 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows and the consolidated financial statement schedule for each of the years in the two-year period ended March 31, 2003.

/s/ KPMG LLP

Portland, Oregon
July 9, 2004

Rentrak Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2004	2003
		(restated)
Assets
Current Assets:
Cash and cash equivalents	$8,735,683	$10,063,541
Accounts receivable, net of allowances for doubtful accounts of $839,122 and $748,139	15,016,924	9,429,283
Advances to program suppliers	4,188,222	1,831,018
Income tax receivable	68,384	81,085
Deferred income tax assets	2,262,186	2,423,038
Other current assets	1,533,895	2,430,334

Total Current Assets	31,805,294	26,258,299
Property and equipment, net	2,466,668	2,404,763
Deferred income tax assets	1,099,660	894,083
Other assets	831,617	1,931,133

Total Assets	$36,203,239	$31,488,278

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$15,446,818	$12,800,736
Accrued liabilities	889,377	1,205,893
Accrued compensation	598,875	610,022
Deferred revenue	237,575	156,692

Total Current Liabilities	17,172,645	14,773,343
Long-Term Obligations:
Lease obligations, deferred gain and customer deposits	234,922	668,039
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; shares issued and outstanding: 9,739,537 and 9,471,612	9,740	9,472
Capital in excess of par value	41,093,976	39,655,212
Cumulative other comprehensive income	180,879	180,879
Accumulated deficit	(22,488,923)	(23,798,667)

Total Stockholders' Equity	18,795,672	16,046,896

Total Liabilities and Stockholders' Equity	$36,203,239	$31,488,278

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statement of Operations

	For the Year Ended March 31,
	2004	2003	2002
		(restated)	(restated)
Revenue	$78,132,413	$85,884,262	$96,021,254
Operating expenses:
Cost of sales	60,090,493	71,347,003	71,912,971
Selling and administrative	16,357,299	14,434,343	17,266,350
Net gain from litigation settlements	—	(361,847)	(1,563,153)
Asset impairment	—	844,041	424,177

	76,447,792	86,263,540	88,040,345

Income (loss) from operations	1,684,621	(379,278)	7,980,909
Other income (expense):
Interest income	244,252	204,283	195,628
Interest expense	(11,584)	(25,009)	(17,598)
Loss on investments	—	—	(231,820)
Gain on Rentrak Japan transaction	—	—	7,967,233

	232,668	179,274	7,913,443

Income (loss) from continuing operations before income taxes	1,917,289	(200,004)	15,894,352
Provision (benefit) for income taxes	478,896	(55,528)	6,039,854

Net income (loss) from continuing operations	1,438,393	(144,476)	9,854,498
Loss from discontinued operations, net of tax benefit of $78,850, $357,094 and $485,884	(128,649)	(582,627)	(792,757)

Net income (loss)	$1,309,744	$(727,103)	$9,061,741

Basic net income (loss) per share from continuing operations	$0.15	$(0.02)	$0.95
Basic loss per share from discontinued operations	(0.01)	(0.06)	(0.08)

Basic net income (loss) per share	$0.14	$(0.08)	$0.87

Diluted net income (loss) per share from continuing operations	$0.14	$(0.02)	$0.93
Diluted loss per share from discontinued operations	(0.01)	(0.06)	(0.07)

Diluted net income (loss) per share	$0.13	$(0.08)	$0.85

Shares used in per share calculations:
Basic	9,600,243	9,641,378	10,415,314

Diluted	10,118,679	9,641,378	10,612,773

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

For The Years Ended March 31, 2004, 2003 and 2002

					Cumulative Other Comprehensive Income (Loss)
	Common Stock
			Capital In Excess of Par Value	Notes Receivable		Accumulated Deficit	Deferred Warrant Charge	Total Stockholders' Equity
	Shares	Amount
Balance previously reported at March 31, 2001	12,235,621	$12,236	$52,471,599	$(7,728,186)	$(49,572)	$(32,904,319)	$(415,000)	$11,386,758
Restatements	—	—	—	—	—	771,014	—	771,014

Balance at March 31, 2001 (restated)	12,235,621	12,236	52,471,599	(7,728,186)	(49,572)	(32,133,305)	(415,000)	12,157,772
Comprehensive income (loss):
Net income	—	—	—	—	—	9,061,741	—	9,061,741
Change in net unrealized gain (loss) on investment securities, net of tax	—	—	—	—	49,572	—	—	49,572
Cumulative translation adjustment	—	—	—	—	180,453	—	—	180,453

								9,291,766
Repurchase of common stock	(1,188,400)	(1,188)	(4,523,061)	—	—	—	—	(4,524,249)
Issuance of common stock under employee stock option plans	227,812	227	732,511	—	—	—	—	732,738
Issuance of common stock	87,000	87	136,473	—	—	—	—	136,560
Repurchase of common stock for cancellation of notes receivable	(1,495,750)	(1,496)	(7,349,125)	—	—	—	—	(7,350,621)
Cancellation of notes receivable	—	—	—	7,350,621	—	—	—	7,350,621
Income tax benefit from stock option exercises	—	—	261,819	—	—	—	—	261,819
Amortization of warrants	—	—	—	—	—	—	60,000	60,000

Balance at March 31, 2002 (restated)	9,866,283	9,866	41,730,216	(377,565)	180,453	(23,071,564)	(355,000)	18,116,406
Comprehensive income (loss):
Net loss	—	—	—	—	—	(727,103)	—	(727,103)
Cumulative translation adjustment	—	—	—	—	426	—	—	426

								(726,677)
Common stock issued pursuant to stock plans	112,043	112	475,981	—	—	—	—	476,093
Common stock used to pay for option exercises	(20,914)	(21)	(127,557)	—	—	—	—	(127,578)
Repurchase of common stock	(386,800)	(386)	(1,821,066)	—	—	—	—	(1,821,452)
Repurchase of common stock for cancellation of notes receivable	(99,000)	(99)	(377,466)	—	—	—	—	(377,565)
Cancellation of notes receivable	—	—	—	377,565	—	—	—	377,565
Income tax benefit from stock option exercises	—	—	75,104	—	—	—	—	75,104
Retirement of warrants	—	—	(300,000)	—	—	—	—	(300,000)
Amortization of warrants	—	—	—	—	—	—	355,000	355,000

Balance at March 31, 2003 (restated)	9,471,612	9,472	39,655,212	—	180,879	(23,798,667)	—	16,046,896
Net income	—	—	—	—	—	1,309,744	—	1,309,744
Common stock issued pursuant to stock plans	285,519	286	1,161,399	—	—	—	—	1,161,685
Common stock used to pay for option exercises	(17,594)	(18)	(112,960)	—	—	—	—	(112,978)
Income tax benefit from stock option exercises	—	—	390,325	—	—	—	—	390,325

Balance at March 31, 2004	9,739,537	$9,740	$41,093,976	$—	$180,879	$(22,488,923)	$—	$18,795,672

Rentrak Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	For the Year Ended March 31,
	2004	2003	2002
		(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$1,309,744	$(727,103)	$9,061,741
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Loss on disposal of discontinued operations	128,649	582,627	792,757
Loss (gain) on disposition of assets	(94,951)	(3,654)	414,486
Gain on Rentrak Japan transactions	—	—	(7,967,233)
Tax benefit from stock option exercises	390,325	75,104	261,819
Loss of occupancy deposit on lease termination	400,000	—	—
Loss on write-down of property and equipment	—	844,041	424,177
Depreciation and amortization	875,488	1,356,022	1,438,449
Amortization of warrants	—	355,000	60,000
Adjustment to allowance for doubtful accounts	(319,676)	(1,142,138)	(1,546,301)
Retailer financing program reserves	—	—	50,000
Deferred income taxes	(44,725)	(532,727)	4,951,566
(Increase) decrease in:
Accounts receivable	(5,267,965)	2,947,040	1,334,662
Advances to program suppliers	(2,357,204)	1,210,641	(1,763,494)
Income taxes receivable	12,701	(11,085)	209,160
Notes receivable and other current assets	760,627	1,528,395	(117,663)
Increase (decrease) in:
Accounts payable	2,646,082	(6,034,795)	1,723,513
Accrued liabilities and compensation	(248,813)	(72,110)	(387,563)
Deferred revenue and other liabilities	(284,213)	12,807	(1,308,341)

Net cash provided by (used in) operating activities	(2,093,931)	388,065	7,631,735
Cash flows from investing activities:
Payments for purchase of property and equipment	(1,597,403)	(1,607,421)	(1,379,111)
Proceeds from sale of investments	—	—	161,513
Net proceeds from sale of investment in Rentrak Japan	—	—	2,509,500
Proceeds from the sale of 3PF assets	800,000	—	1,000,000
Payments received on note receivable	451,169	—	—
Other assets, net	131,621	(128,943)	385,515

Net cash provided by (used in) investing activities	(214,613)	(1,736,364)	2,677,417
Cash flows from financing activities:
Net borrowings (payments) on line of credit	—	—	(1,917,705)
Payments on capital lease obligation	(68,021)	(62,342)	(57,136)
Repurchase of common stock and warrants	—	(2,121,452)	(633,749)
Issuance of common stock	1,048,707	348,515	732,738
Issuance of common stock to non-employees	—	—	136,560

Net cash provided by (used in) financing activities	980,686	(1,835,279)	(1,739,292)

Increase (decrease) in cash and cash equivalents	(1,327,858)	(3,183,578)	8,569,860
Net cash provided by discontinued operations	—	1,218,435	135,907
Cash and cash equivalents:
Beginning of year	10,063,541	12,028,684	3,322,917

End of year	$8,735,683	$10,063,541	$12,028,684

Supplemental Cash Flow Information:
Cash paid during the period for interest	$10,830	$27,846	$27,329
Cash paid during the period for income taxes, net of refunds received	15,561	45,566	125,380
Supplemental Disclosure of Non-Cash Activity:
Change in unrealized gain on investmnet securities, net of tax	$—	$—	$49,572
Forgiveness of note receivable for issuance of common stock	—	(377,565)	(7,350,621)
Forgiveness of debt from Rentrak Japan	—	—	567,233

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Overview

        Rentrak Corporation (an Oregon corporation) is principally engaged in the processing of information regarding the rental and sale of video cassettes, DVDs and video games (Units) and the distribution of prerecorded Units to the home video market throughout the United States and Canada using its Pay-Per-Transaction (PPT) revenue sharing program.

        Under the PPT program, we enter into contracts to lease/license Units from producers of motion pictures and licensees and distributors of home video cassettes, DVDs and video games ("Program Suppliers"), which are then leased/licensed to retailers for a percentage of the rentals charged by the retailers.

        Fiscal 2003 and 2002 have been restated as described further in Note 4.

        During fiscal 2004, we sold our subsidiary, 3PF.COM, Inc. ("3PF"), which provided order processing and inventory management services to e-tailers, wholesalers and other businesses requiring just-in-time fulfillment. See Note 5.

        During fiscal 2003, we discontinued the operations of our subsidiary, BlowOut Video, Inc., which sold video cassettes and DVDs through its three retail video stores operating under the name of BlowOut Video. See Note 8.

        In fiscal 2002, we sold our entire 5.6% interest in Rentrak Japan, which was to develop distribution of our PPT system in certain Japanese and other Asian markets. See Note 6.

Note 2. Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of Rentrak Corporation, its majority owned subsidiaries, and those subsidiaries in which we have a controlling interest after elimination of all intercompany accounts and transactions. Investments in affiliated companies owned 20% to 50% are accounted for by the equity method.

Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider our most critical accounting policies to be those that require the use of estimates and assumptions, specifically, accounts receivable reserves, Program Supplier guarantee reserves and judgments regarding realization of deferred tax assets.

Revenue Recognition

        We follow SOP 00-2, "Accounting by Producers or Distributors of Films," and recognize revenue when all of the following conditions are met:

  •
  Persuasive evidence of an arrangement exists;

  •
  The products have been delivered;

  •
  The license period has begun (which is referred to as the "street date" for a product);

  •
  The arrangement fee is fixed or determinable; and

  •
  Collection of the arrangement fee is reasonably assured.

        PPT agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from Program Suppliers and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the retailer.

        We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. In limited circumstances, certain arrangements include guaranteed minimum revenues from our customers. In these arrangements, we recognize the guaranteed minimum revenue on the street date, provided all other revenue recognition criteria are met.

        We recognize other services revenue, including direct revenue sharing and business intelligence services revenue, ratably over the period of service.

        Revenues derived from our 3PF fulfillment activities were recognized when products were shipped and/or services were provided.

Cash and Cash Equivalents

        We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits. We did not have any cash equivalents at March 31, 2004 or 2003.

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.

        Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. We are able to recover certain bad debts from our Program Suppliers. Such recoveries are recorded when they are fixed and determinable pursuant to the Program Supplier contract.

        As of March 31, 2004, one customer represented 34% of our total gross accounts receivable. No other customer accounted for 10% or more of our accounts receivable balance as of March 31, 2004 or 2003. We do not have any off-balance-sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

        We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, accounts receivable and accounts payable. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2004 and 2003.

Impairment of Long-Lived Assets

        Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. As discussed in Note 5, in fiscal 2003, we recognized an impairment charge related to our 3PF assets totaling $844,000.

Property and Equipment

        Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to seven years for furniture and fixtures, three to ten years for machinery and equipment and three years for capitalized software. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter. Property and equipment is reviewed for impairment in accordance with SFAS No. 144 as discussed above.

Capitalized Software

        Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software. This also includes costs to develop software for customer use in various services, including theatrical data recovery and fulfillment. Amortization of capitalized software is computed on a straight-line basis over 3 to 5 years, depending on the estimated useful life of the software. Capitalized software is reviewed for impairment in accordance with SFAS No. 144 as discussed above. See Note 9.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we would record a valuation allowance against deferred tax assets. As of March 31, 2004 and 2003, we had a valuation allowance of $0.3 million and $0.4 million, respectively, recorded against our Canadian net operating loss carryforwards.

Program Supplier Reserves

        We have entered into guarantee contracts with certain program suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. The unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a reserve for titles that are projected to experience a shortage under the provisions of the guarantee. We continually review these factors and make adjustments to the reserves as needed. Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $4.5 million and $3.7 million, respectively, at March 31, 2004 and 2003. Future unpaid commitments under these guarantees totaled $4.6 million at March 31, 2004.

Foreign Currency Translation

        Adjustments from translating foreign functional currency financial statements into U.S. dollars are included in cumulative other comprehensive income in the consolidated statement of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included as a component of selling and administrative expenses in our consolidated statements of operations.

Earnings (Loss) Per Share

        Basic net income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings per Share." Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for fiscal 2004, 2003 and 2002:

	Year Ended March 31,
	2004	2003	2002
Basic EPS:
Weighted average number of shares of common stock outstanding	9,600,243	9,641,378	10,415,314
Diluted EPS:
Effect of dilutive stock options	518,436	—	197,459

	10,118,679	9,641,378	10,612,773

        Options and warrants to purchase approximately 0.2 million, 2.0 million and 2.3 million shares of our common stock were outstanding at March 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares for the period.

Stock-Based Compensation

        We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-

based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" as follows:

Year Ended March 31,	2004	2003	2002
		(restated)	(restated)
Net income (loss), as reported	$1,309,744	$(727,103)	$9,061,741
Deduct—total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(871,918)	(1,119,812)	(1,205,121)

Net income (loss), pro forma	$437,826	$(1,846,915)	$7,856,620

Net income (loss) per share—basic, as reported	$0.14	$(0.08)	$0.87

Net income (loss) per share—basic, pro forma	$0.05	$(0.19)	$0.75

Net income (loss) per share—diluted, as reported	$0.13	$(0.08)	$0.85

Net income (loss) per share—diluted, pro forma	$0.04	$(0.19)	$0.74

        To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2004	2003	2002
Risk-free interest rate	3.09 - 4.62%	3.57 - 5.45%	4.08 - 5.47%
Expected dividend yield	0%	0%	0%
Expected lives	5 - 10 years	5 - 10 years	5 - 10 years
Expected volatility	75.54%	77.69%	81.28%

        Using the Black-Scholes methodology, the total value of stock awards and options granted during fiscal 2004, 2003 and 2002 was approximately $1.4 million, $2.4 million and $1.0 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically one to four years. The weighted average fair value of stock awards and options granted during fiscal 2004, 2003 and 2002 was $5.43 per share, $3.89 per share and $2.41 per share, respectively. The pro forma effects of applying SFAS No. 123 may not be indicative of the future.

Advertising Expense

        Advertising costs are expensed as incurred. We record our estimated reimbursements from Program Suppliers and reflect such amounts as a recovery from Program Suppliers as an offset to advertising expense simultaneously with the related expense recognition. Reimbursements from Program Suppliers have substantially offset our advertising expense in each of fiscal 2004, 2003 and 2002.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with shareholders. Components of our comprehensive income (loss) consist of the change in unrealized gain (loss) on investment securities, net of tax, and changes to our cumulative translation adjustment.

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 3. New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The application of the provisions of FIN 46 did not have a material effect on our consolidated financial statements.

        In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have any effect on our consolidated financial statements.

Note 4. Restatement

        In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income (loss). There were two general types of misinterpretations or misapplications: (i) over reporting cost of sales and related liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements in the amounts of $0.7 million and $0.8 million, respectively, in fiscal 2003 and 2002; and (ii) under reporting cost of sales and overstating assets and understating liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier in the amounts of $0.9 million and $0.7 million, respectively, in fiscal 2003 and 2002.

        Also in June 2004, we discovered that we were not accounting for certain order processing fees received from our customers upon "street date," which is the date that they are able to rent the title pursuant to SOP 00-2. Our previous method had been to recognize revenue on the shipment date. This resulted in a restatement of revenue between periods.

        In addition, in connection with the embezzlement of funds by an employee, as discussed in more detail in Note 16 below, we underreported our sales tax liability in fiscal 2003. We record our sales tax liabilities as an offset to revenue.

        The restatements did not affect cash flows from operations, investing activities or financing activities in any fiscal year. For details on the restatement of our first, second and third quarters of fiscal 2004, see "Quarterly Financial Data." We have restated our fiscal years ended March 31, 2003 and 2002 and the related balance sheet accounts at March 31, 2003 as follows:

Year Ended March 31, 2003	Revenue	Cost of sales	Total operating expenses	Income tax expense (benefit)	Income (loss) from continuing operations	Net loss
	(In thousands)
As previously reported	$86,220	$71,315	$86,231	$85	$84	$(498)
Adjustment for misinterpretation and misapplication of contract terms	—	239	239	(91)	(148)	(148)
SOP 00-2 revenue recognition adjustment	(274)	(206)	(206)	(25)	(43)	(43)
Underreporting of sales tax	(62)	—	—	(24)	(38)	(38)
Rounding	—	(1)	—	(1)	1	—

As restated	$85,884	$71,347	$86,264	$(56)	$(144)	$(727)

        After the above adjustments, our basic and diluted net loss per share for fiscal 2003 increased to $(0.08) per share compared to the previously reported basic and diluted net loss per share of $(0.05) as previously reported.

March 31, 2003	Accounts receivable	Advances to Program Suppliers	Current deferred tax assets	Total current assets	Total assets
	(In thousands)
As previously reported	$9,706	$418	$2,797	$25,496	$30,726
Adjustment for misinterpretation and misapplication of contract terms
Current period	—	(586)	91	(495)	(495)
Prior periods	—	1,999	(514)	1,485	1,485
SOP 00-2 revenue recognition adjustment
Current period	(274)	—	25	(249)	(249)
Prior periods	(3)	—	—	(3)	(3)
Underreporting of sales tax, current period	—	—	24	24	24

As restated	$9,429	$1,831	$2,423	$26,258	$31,488

	Accounts payable	Accrued liabilities	Total current liabilities	Accumulated deficit	Total stockholders' equity	Total liabilities and stockholders' equity
	(In thousands)
As previously reported	$12,711	$1,144	$14,621	$(24,409)	$15,437	$30,726
Adjustment for misinterpretation and misapplication of contract terms:
Current period	(347)	—	(347)	(148)	(148)	(495)
Prior periods	645	—	645	840	840	1,485
SOP 00-2 revenue recognition adjustment:
Current period	(206)	—	(206)	(43)	(43)	(249)
Prior periods	(2)	—	(2)	(1)	(1)	(3)
Underreporting of sales tax, current period	—	62	62	(38)	(38)	24

As restated	$12,801	$1,206	$14,773	$(23,799)	$16,047	$31,488

Year Ended March 31, 2002	Revenue	Cost of sales	Total operating expenses	Income tax expense	Income (loss) from continuing operations	Net income
	(In thousands)
As previously reported	$95,994	$71,994	$88,122	$5,998	$9,787	$8,994
Adjustment for misinterpretation and misapplication of contract terms	—	(102)	(102)	39	63	63
SOP 00-2 revenue recognition adjustment	27	21	21	2	4	4
Rounding	—	—	(1)	1	—	1

As restated	$96,021	$71,913	$88,040	$6,040	$9,854	$9,062

        After the above adjustments, our basic net income per share for fiscal 2002 increased to $0.87 per share compared to the $0.86 per share previously reported and our diluted net income per share remained unchanged at $0.85 per share.

Note 5. 3PF

        In June 2002, 3PF entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The sublease required monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF's master lease for this facility. Additionally in June 2002, in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer's specifications. The lease for the equipment resulted in a note receivable in the amount of $1.8 million, payable to 3PF in monthly installments. All payments on this note receivable have been received as scheduled and, as of March 31, 2004, there was $1.0 million outstanding on this note receivable, $0.4 million of which is included with other current assets on our consolidated balance sheet and $0.6 million of which is included with other assets.

        In the fourth quarter of fiscal 2003, management determined that it was unlikely that 3PF would achieve its business plans and initiated a plan to sell the assets of 3PF. Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF's assets would be sold or otherwise disposed of. As a result of this determination, management assessed during the quarter ended March 31, 2003, the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF.

        Accordingly, management performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS No. 144. This assessment resulted in 3PF recognizing an asset impairment charge during the three-month period ended March 31, 2003 in the amount of $844,000 for the write down of its assets to estimated fair market value of approximately $800,000.

        In June 2003, we announced we had signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation, effective July 1, 2003. The operations of 3PF have not been reported as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," because cash flows related to our fulfillment activities have not been completely eliminated. The agreement covered all equipment and leasehold improvements at 3PF's leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $800,000, approximately equal to the net book value of the assets sold at March 31, 2003, was received in full.

        During the sale negotiations, we received notification from 3PF's largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. The Columbus, Ohio distribution facility was used exclusively to service this customer. Due to the timing of this notification, we were not able to include the Columbus, Ohio distribution facility lease in the asset sale transaction. We completed the termination of the lease obligation for the Columbus, Ohio distribution facility, effective December 1, 2003, for a cost of $650,000, which is included as a component of cost of sales in our consolidated statement of operations. This lease termination included the assignment of the sublease 3PF had in place with its former largest customer for approximately 194,000 square feet of this facility.

Note 6. Rentrak Japan

        In December 1989, we entered into an agreement with Culture Convenience Club Co., Ltd. (CCC), to create Rentrak Japan, which was to develop our PPT distribution and information processing business in certain overseas markets.

        On June 16, 1994, the agreement was amended to state that we would receive a royalty of 1.67% for all sales of up to $47,905,000, plus one-half of 1% (0.5%) of sales greater than $47,905,000 in each fiscal year. In addition, we received a one-time royalty of $2 million, of which $1 million was paid in fiscal 1995 and $1 million was paid in fiscal 1999. The term of the agreement was extended from the year 2001 to the year 2039.

        In December 1999, we received a prepayment of $2.5 million in exchange for $4.0 million of credit related to the annual royalty described above. This credit was being recognized as revenue as royalties were earned under the terms of the contract. As discussed below, this contract was terminated in fiscal 2002, with Rentrak Japan forfeiting its rights to the remaining $700,000 prepayment.

        During fiscal 2002, the royalty agreement was terminated and all intellectual property rights and trademarks of the PPT system were agreed to be usable by Rentrak Japan in perpetuity. Consideration for these changes included a cash payment from Rentrak Japan to us of approximately $5.7 million for royalties, forfeiture by Rentrak Japan of any right of return of the 1999 prepaid royalty of $700,000, and forgiveness by Rentrak Japan of approximately $567,233 of receivables due to Rentrak Japan from us. Of these amounts, $6.4 million was recorded in other revenue as royalty revenue consistent with the historical treatment of royalty payments. The remaining $567,233 was recorded as a gain and is included in other income in the accompanying consolidated statement of operations.

        In April and October 2001, we sold all of our 5.6% interest in Rentrak Japan's stock for approximately $6.4 million. In return, Rentrak Japan sold 1,004,000 shares of our common stock back to us on April 2, 2001 for approximately $3.9 million. The $3.9 million purchase price for this common stock transaction was determined based upon the approximate market price at which our stock was being traded at that time. The sale of the Rentrak Japan stock resulted in a gain of $6.4 million as we had written this investment down to zero due to recurring losses during the initial years of Rentrak Japan's operations. The value of Rentrak Japan stock was determined in the negotiations of the agreement. This gain is included in other income in the accompanying consolidated statement of operations.

        Finally, Rentrak Japan purchased 17,000 shares of 3PF common stock from us on April 27, 2001 for $1.0 million. The purchase price of the stock was based on a valuation of 3PF made at that time. No minority interest was recorded as 3PF had negative shareholders' equity and 3PF was solely dependent on Rentrak for support.

        In summary, total net cash proceeds from the above transactions was $3.5 million, which was comprised of the $1.0 million from our sale of 3PF stock and $2.5 million from the net proceeds of the sales of Rentrak Japan stock and Rentrak stock.

        The total gain included in other income was $8.0 million, which was comprised of the $1.0 million from the sale of 3PF stock, $6.4 million from the sale of Rentrak Japan stock, and $567,263 resulting from the forgiveness of liabilities due to Rentrak Japan.

        Based upon the results of the transactions noted above occurring in the fiscal year ended March 31, 2002, we had no further contractual obligations to, or ownership in, Rentrak Japan as of March 31, 2002.

Note 7. Rentrak UK Limited

        In February 1998, we entered into a Shareholders Agreement and a PPT License Agreement with Columbus Holdings Limited and Rentrak UK Limited (Rentrak UK) to develop our PPT distribution and information processing business in the United Kingdom through Rentrak UK. The PPT Agreement remains in force in perpetuity, unless terminated due to material breach of contract, liquidation of Rentrak UK, or non-delivery, by us to Rentrak UK, of all retailer and studio software, including all updates. Pursuant to the PPT Agreement, during the term of the PPT Agreement, we will receive a royalty of 1.67% of Rentrak UK's gross revenues from any and all sources. No amounts were earned under this royalty agreement in fiscal 2004, 2003 or 2002.

Note 8. Discontinued Operations

        Due to the significant increase in sell through activity throughout the industry, the operations of BlowOut Video did not meet our expectations. As a result, during fiscal 2003, we initiated and completed a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. As of March 31, 2003, all operations had ceased.

        In January 2004, we were notified by the purchaser of a portion of BlowOut Video's operations of their intent to default on a note receivable due to us. As such, we provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the three-month period ended December 31, 2003. This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of $128,649, or $0.01 per share, in fiscal 2004. Current and prior year amounts have been restated to classify the results of BlowOut Video operations, net of related tax effects, as discontinued.

        The results of operations related to BlowOut Video were as follows:

	Year Ended March 31,
	2004	2003	2002
Revenue	$—	$2,575,733	$6,620,165
Net loss	$(128,649)	$(582,627)	$(792,757)
Net loss per diluted share	$(0.01)	$(0.06)	$(0.07)

Note 9. Property and Equipment

        Property and equipment consists of:

	March 31,
	2004	2003
Furniture, fixtures and computer equipment	$3,295,970	$3,522,614
Machinery and equipment	—	1,235,533
Leasehold improvements	594,527	1,063,752
Capitalized software	1,910,499	1,198,032

	5,800,996	7,019,931
Less accumulated depreciation and amortization	(3,334,328)	(4,615,168)

	$2,466,668	$2,404,763

        Amortization expense related to capitalized software was $332,602, $212,794 and $108,807, respectively, for the years ended March 31, 2004, 2003, and 2002, respectively. Accumulated amortization related to capitalized software was $436,589 and $321,602, respectively, at March 31, 2004 and 2003. Amortization expense related to capitalized software over the next five fiscal years as of March 31, 2004 is as follows:

2005	$502,822
2006	545,042
2007	304,229
2008	121,817
2009	—

$1,473,910

Note 10. Retailer Financing Program

        In 1992, we established a retailer financing program whereby, on a selective basis, we provided financing to Participating Retailers that we believed had potential for substantial growth in the industry. In connection with these financings, we typically made a loan and/or equity investment in the Participating Retailer. In some cases, we obtained a warrant to purchase stock in the Participating Retailer. As part of such financings, the Participating Retailer typically agreed to cause all of its current and future retail locations to participate in the PPT System for a designated period of time (usually 5-20 years). These financings were speculative in nature and involved a high degree of risk.

        The loans are reviewed for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." A valuation allowance has been established for the amount by which the recorded investment in the loans exceeds the measure of the impaired loan. Periodically throughout the terms of the agreements, we assessed the recoverability of the amounts based on the financial position of each retailer.

        We discontinued this program in fiscal 2001. As of March 31, 2004 and 2003, we had invested or loaned a total of $6.6 million under the program and had provided reserves for the entire amount. These balances are included in other assets. The activity in the reserve account for the retailer financing program is as follows:

	Year Ended March 31,
	2004	2003	2002
Beginning balance	$6,530,754	$6,575,754	$6,598,514
Additions to reserve	—	—	50,000
Write-offs	—	—	—
Recoveries	(31,422)	(45,000)	(72,760)

Ending balance	$6,499,332	$6,530,754	$6,575,754

Note 11. Line of Credit

        We currently have a secured revolving line of credit for $2.0 million, which expires September 1, 2004. We expect to renew this line prior to its expiration under similar terms. Interest on the line of credit is at our choice of either the bank's prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2.0 million; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ended December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end; and (3) achievement of specified current and leverage financial ratios. At March 31, 2004, we had no outstanding borrowings under this agreement.

Note 12. Related Party Transactions

        Dr. Joon S. Moon, a Rentrak Director, received a fee totaling $241,500 for his services in negotiating the business restructuring transaction with Rentrak Japan in fiscal 2002. Dr. Moon also received a fee in the amount of approximately $48,000 as compensation for his services in fiscal 2002 in connection with the sale of our remaining 180,000 shares of Rentrak Japan stock. See Note 6.

        One of our officers held the position of President of a corporation that had one store participating in the PPT program. We recognized revenues from this store of $30,830 in fiscal 2004, $29,195 in fiscal 2003 and $14,294 in fiscal 2002.

Note 13. Income Taxes

        Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended March 31,
	2004	2003	2002
		(restated)	(restated)
U.S.	$1,685,034	$(497,059)	$15,852,426
Non-U.S.	232,255	297,055	41,926

	$1,917,289	$(200,004)	$15,894,352

        The provision (benefit) for income taxes from continuing operations is as follows:

	Year Ended March 31,
	2004		2003	2002
			(restated)	(restated)
Current tax provision (benefit):	$		$	$
Federal		—	45,001	309,585
State		40,338	—	31,000

		40,338	45,001	340,585
Deferred tax provision (benefit)		438,558	(100,529)	5,699,269

		$478,896	$(55,528)	$6,039,854

        The reported provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows:

	Year Ended March 31,
	2004	2003	2002
		(restated)	(restated)
Provision (benefit) computed at statutory rates	$651,878	$(68,001)	$5,404,080
State taxes, net of federal benefit	76,692	(8,000)	635,775
Amortization of warrants	—	120,700	22,800
Amortization of intangibles	(121,522)	(121,522)	(121,522)
Change in valuation allowance	(78,968)	—	—
Other	(49,184)	21,295	98,721

	$478,896	$(55,528)	$6,039,854

        Deferred tax assets from continuing operations are comprised of the following components:

	March 31,
	2004	2003
		(restated)
Current deferred taxes:
Allowance for doubtful accounts	$189,205	$241,643
Program supplier reserves	487,773	501,120
Foreign tax credit	—	49,246
Net operating loss carryforwards	1,167,124	779,432
Unrealized loss on investments	118,785	118,785
Deferred revenue	90,279	145,043
Deferred gain	22,917	—
Other	186,103	587,769

Total current deferred taxes	2,262,186	2,423,038
Non-current deferred taxes:
Depreciation	32,207	53,479
Retailer financing program reserve	659,748	360,089
Deferred gain	40,991	127,995
Net operating loss carryforwards	298,821	377,789
Other	366,714	352,520
Valuation allowance	(298,821)	(377,789)

Total non-current deferred taxes	1,099,660	894,083

Total deferred taxes	$3,361,846	$3,317,121

        As of March 31, 2004, we had estimated net operating loss carryforwards for federal income tax return purposes of approximately $3.4 million, which expire through 2024. In addition, we have net operating loss carryforwards in Canada totaling $0.9 million, the tax benefit of which has been fully reserved, which expire through 2008.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these assessments and considerations, we have provided a valuation allowance against our Canadian net operating loss carryforwards due to expected revenue and income levels from our Canadian operations in the near term. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income and have, therefore, not recorded a valuation allowance against them.

Note 14. Stockholders' Equity

Stock Options

        We have options outstanding under our 1986 Stock Option Plan, our 1997 Non-Officer Employee Stock Option Plan and our 1997 Equity Participation Plan. The aggregate number of shares of our common stock issuable upon exercise of options under the 1997 Non-Officer Employee Stock Option Plan may not exceed 800,000. The aggregate number of shares of our common stock issuable upon exercise of options under the 1997 Equity Participation Plan, as amended, may not exceed 2,075,000. As of March 31, 2004, options covering 350,847 and 304,988 shares of our common stock remained available for grant under our 1997 Non-Officer Employee Stock Option Plan and our 1997 Equity Participation Plan, respectively.

        Our option plans are administered by the Compensation Committee of our Board, which determines the terms and conditions of options issued under the plans. Options granted under the plans vest over periods of one to five years and expire ten years after the date of grant.

        The table below summarizes the plans' activity:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2001	1,664,689	$4.07
Granted—option price = fair market value	403,000	3.29
Exercised	(227,812)	3.22
Canceled	(210,453)	4.84

Balance at March 31, 2002	1,629,424	3.97
Granted—option price = fair market value	519,350	5.50
Granted—option price > fair market value	100,000	5.00
Exercised	(112,043)	4.18
Canceled	(153,312)	4.02

Balance at March 31, 2003	1,983,419	4.35
Granted—option price = fair market value	178,100	7.62
Granted—option price > fair market value	80,000	6.89
Exercised	(285,519)	4.07
Canceled	(40,218)	4.31

Balance at March 31, 2004	1,915,782	$4.86

        The following table summarizes information about stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 03/31/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 03/31/04	Weighted Average Exercise Price
$1.00 - $2.59	27,000	6.8	$2.188	12,000	$2.188
$2.60 - $6.49	1,636,282	4.9	$4.434	1,203,201	$4.214
$6.50 - $9.78	252,500	9.2	$7.903	55,000	$7.332

$1.00 - $9.78	1,915,782	5.5	$4.860	1,270,201	$4.330

        Options to purchase 1,186,440 and 978,380 shares of common stock were exercisable at March 31, 2003 and 2002, respectively, at weighted average exercise prices of $4.06 and $4.31, respectively.

Employee Stock Purchase Plan

        During fiscal 2004 we terminated our Employee Stock Purchase Plan (the Plan), which allowed for the purchase of up to 200,000 shares of our common stock. Prior to its termination, all employees meeting certain eligibility criteria were granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment was made through payroll deductions. All shares purchased by employees under the Plan in fiscal 2004, 2003 and 2002 were purchased by us on the open market. The following shares were purchased by employees under the Plan:

	Number of Shares Purchased	Aggregate Purchase Price
Fiscal 2002	3,079	$11,005
Fiscal 2003	1,213	5,740
Fiscal 2004	467	3,631

Warrants

        We issued two separate warrants in 1995 and 1998, which were valued by an outside valuation firm using standard warrant valuation models.

        Warrants to purchase 1,423,750 shares of our common stock were issued in fiscal 1995 in connection with a supply agreement with a program vendor. The warrants had an initial exercise price of $7.13 with 284,750 warrants vesting immediately and 284,750 vesting over the following 4 years, subject to the supplier providing a minimum of one theatrical title each year of the vesting period. The warrants, which had expiration dates through 2005, were valued at $2.3 million and were expensed over the initial 5 years of the agreement. In November 1996, we adjusted the number of shares of common stock under which the warrant could be exercised to 1,543,203 shares and decreased the price to $6.578 per share. This adjustment was done in connection with the distribution of common stock of BlowOut Entertainment, Inc. The adjustment was done pursuant to the supplier's agreement that required us to adjust the warrant if a distribution of our assets occurred. During fiscal 2002, 308,641 warrants expired, leaving a balance of 1,234,562. During the quarter ended September 30, 2002, 309,041 warrants expired leaving a balance of 925,521. In November 2002, we entered into a cancellation agreement to cancel the remaining 925,521 outstanding warrants.

        Under the cancellation agreement, we paid the program supplier $300,000 in cash in consideration for the cancellation of the warrants. The $300,000 cash payment was charged to paid-in-capital as a settlement of an equity interest. In addition, we agreed to pay the program supplier supplemental consideration in the event of a change of control (generally a greater than 50% change in ownership of our outstanding common stock by another company or group seeking control) within three years following execution of the agreement. The amount of consideration to be paid in the event of a change of control is based on the value per common share paid by the purchaser. The amount of consideration payable also decreases over time. The potential supplemental consideration currently ranges from $300,000 to $1.0 million depending on the price and timing of the purchase. We have not accrued any amount as of March 31, 2004 due to the contingent nature of this supplemental consideration.

        The value of the warrants issued in July 1998 was recorded as a deferred charge in equity of $600,000. These warrants related to a 10-year supply agreement entered into with a major customer. The value of the warrants was to be amortized to expense as services were provided. However, we expensed the remaining unamortized value of these warrants as of March 31, 2003, based on the expectation that the customer would not be utilizing our services in future periods. The warrants expired without being exercised in 2000.

        In fiscal 2004, 2003 and 2002, expense associated with the above warrants was approximately $0, $355,000 and $60,000, respectively. None of the above warrants are currently outstanding and all associated expense had been amortized as of March 31, 2003.

        As of March 31, 2004, we had outstanding warrants to purchase 30,000 shares of our common stock with a purchase price of $7.50 per share and an expiration date of May 16, 2009, which were issued to an investment banking firm as partial consideration for financial advisory services in connection with strategic opportunities or financing transactions of potential interest to us.

Shareholders' Rights Plan

        In May 1995, our Board of Directors approved a shareholders' rights plan designed to ensure that all of our shareholders receive fair and equal treatment in the event of certain proposals to acquire control of us. Under the rights plan, each shareholder received a dividend of one right for each share of our outstanding common stock, entitling the holders to purchase one additional share of our common stock. The rights become exercisable after any person or group acquires 15% or more of our outstanding common stock, or announces a tender offer, which would result in the offeror becoming the beneficial owners of 15% or more of our outstanding common stock. Prior to the time that a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, the Board of Directors, at their discretion, may waive this provision with respect to any transaction or may terminate the rights plan.

Executive Loan Program

        In June 2000, our Board of Directors approved an offer to make loans available to those officers who were under an employment contract for the purpose of allowing them to exercise their vested, unexercised "out of the money" employee stock options. The purpose of this program was to enable executives to exercise certain of their options and thereby hold shares resulting from the exercise of such options in advance of a possible spin-off or split-up of 3PF, and to enhance our efforts to retain our key employees.

        The loans under this program accrued interest at the federal funds rate in effect on the date of the loan and interest was payable annually. The principal amount of each loan was due on the earliest to occur of: (i) one year prior to the expiration of the term of the borrower's employment agreement in effect at the time of the loan; (ii) one year after the borrower ceases employment, unless such departure follows a "change of control" (as defined in the loan agreements); (iii) five years from the date of the loan; or (iv) one year from the date of the borrower's death. The loans were secured by the stock purchased upon the exercise of the options. The loans were without recourse (except as to the stock securing the loans) as to principal and were with full recourse against the borrower as to interest. The offer to make these loans expired September 30, 2000. Prior to September 30, 2000, several officers accepted this offer and obtained loans from us. Because the loan proceeds were immediately used to pay the exercise price of the options, we had no net outflow of cash in connection with these loans.

        During fiscal 2002, a former officer, who was loaned $6.6 million on June 16, 2000 to purchase 1,362,008 shares of stock upon exercise of his employee stock options and, during the quarter ended September 30, 2000, was loaned $0.7 million to purchase 133,742 shares of stock upon exercise of additional employee stock options, terminated his employment agreement. Accordingly, the common stock and related notes receivable totaling $7.3 million were reversed in a non-cash transaction.

        During fiscal 2003, another officer exercised his right to have us purchase from him his shares of stock associated with his loan, totaling $0.4 million. The proceeds from the purchase of his stock were partially used to pay the remaining balance of his loan associated with these shares. Also during fiscal 2003, the other remaining officer with a loan outstanding under this program allowed his right to have us purchase his shares of stock associated with his loan to expire. The shares associated with both of these officers' loans have been cancelled and the related notes have been terminated. As a result, all common stock and related notes receivable covered by all agreements associated with this officer loan program noted above have been cancelled or terminated.

Note 15. Commitments

Leases

        We lease certain facilities and equipment under capital and operating leases expiring at various dates through 2007. Minimum lease payments over the term of the leases exceeding one year are as follows:

Year Ending March 31,	Capital Leases	Operating Leases
2005	$50,040	$806,417
2006	41,700	791,828
2007	—	500,972
2008	—	—
2009	—	—
Thereafter	—	—

Total minimum lease payments	91,740	$2,099,217

Less amount representing interest	7,264

Net obligation under capital leases	84,476
Less current portion	48,278

Non-current portion	$36,198

        The leases require us to pay for taxes, insurance and maintenance. We also rent vehicles and equipment on a short-term basis. Rent expense under operating leases was approximately $1.9 million, $3.2 million, and $3.6 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

Note 16. Contingencies

Vendor Dispute

        In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation, effective July 1, 2003. See Note 5. In conjunction with the effective date of that asset sale agreement, we entered into a Fulfillment Agreement (the "Agreement") with this purchaser (the "Fulfillment Provider") for a nine-month term to provide us with fulfillment services previously provided by 3PF during the period we owned and operated it. After its inception, disagreement between the parties arose regarding the contractual provisions of the Agreement. As a result, we disputed certain charges for services and withheld payments accordingly. Additionally, the Fulfillment Provider alleged that we violated the exclusivity provisions in the Agreement. The Fulfillment Provider has submitted, under the provisions of the Agreement, a demand for arbitration against us seeking damages of approximately $877,000. We have reviewed the Fulfillment Provider's demand for arbitration and believe there is no basis in fact, under the terms and conditions of the Agreement, for any of the claims made against us. We have retained legal counsel to vigorously defend us in this matter. In the opinion of management, the amount of any ultimate liability with respect to this action is not expected to materially affect our financial condition or results of operations.

Investigation and Recovery Efforts Regarding Misappropriated Funds

        In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter. The employee admitted to embezzling funds from us. It was determined that the employee had been embezzling funds from us since 1998 through 2003, in amounts totaling approximately $570,000. The investigation of this matter is complete. Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal

2004 or prior years. We are in the process of securing certain assets belonging to this employee, which, in conjunction with insurance proceeds, should provide us with recoveries of approximately $300,000, which will be recorded as recoveries in future periods when they are received. We have incurred a total of approximately $120,000 to $150,000 of legal and other professional fees related to this matter through June 2004, and expect to incur an additional amount of approximately $5,000 to $10,000 before the matter is resolved. We have updated our system of internal controls, as described more fully in Item 9A below, in order to prevent such occurrences in the future.

Reel.com

        On November 15, 2000, 3PF filed a proceeding with the American Arbitration Association against Reel.com, Inc., a division of Hollywood Entertainment Corporation (Hollywood), for breach of a servicing, warehousing and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement. On March 13, 2002, an arbitrator awarded damages to us of approximately $1.6 million related to this claim. In April 2002, in a confidential settlement agreement, Hollywood agreed to pay an additional $362,000 to us to resolve all outstanding issues between the two parties. These amounts are reflected as net gain from litigation settlements in the accompanying consolidated statements of operations.

General

        We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations. Other than the vendor dispute previously mentioned, we currently have no material outstanding litigation.

Note 17. 401(k) Plan

        We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees' salaries. The total amount of our contribution is at the discretion of our Board of Directors. Contributions under the 401(k) Plan for the years ended March 31, 2003 and 2002 were approximately $90,000 and $86,000, respectively. As of March 31, 2004, we have accrued $93,000 for anticipated contributions related to fiscal 2004.

Note 18. Business Segments, Significant Suppliers, Product Lines and Major Customer

        Previously, we classified our services in three segments: PPT (Entertainment), 3PF (Fulfillment) and Other. Other services included amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan. As of March 31, 2004, we operate in one business segment, Entertainment (previously referred to as our PPT segment).

        Certain financial data by segment is as follows:

	Entertainment	Fulfillment	Other	Total
2004
Sales to external customers	$73,508,114	$4,624,299	$—	$78,132,413
Inter-segment sales	—	530,144	—	530,144

Total sales	73,508,114	5,154,443	—	78,662,557
Depreciation and amortization	875,488	—	—	875,488
Operating income (loss)	3,059,159	(1,374,538)	—	1,684,621
Total assets	35,099,308	1,263,931	—	36,363,239
2003 (restated)
Sales to external customers	$70,618,422	$15,265,840	$—	$85,884,262
Inter-segment sales	—	2,114,704	—	2,114,704

Total sales	70,618,422	17,380,544	—	87,998,966
Depreciation and amortization	668,029	687,993	—	1,356,022
Operating income (loss)	2,895,526	(3,274,804)	—	(379,278)
Total assets	26,563,834	4,924,444	—	31,488,278
2002 (restated)
Sales to external customers	$74,283,760	$15,341,740	$6,395,754	$96,021,254
Inter-segment sales	218,204	2,180,137	—	2,398,341

Total sales	74,501,964	17,521,877	6,395,754	98,419,595
Depreciation and amortization	497,673	940,776	—	1,438,449
Operating income (loss)	6,378,921	(3,858,411)	5,460,399	7,980,909
Total assets	30,626,684	5,831,188	3,636,080	40,093,952

        Revenue by service activity was as follows:

	Year Ended March 31,
	2004	2003	2002
		(restated)	(restated)
Order processing fees	$7,741,213	$14,745,470	$16,893,087
Transaction fees	46,398,031	42,257,672	44,102,210
Sell-through fees	10,308,689	8,558,014	7,324,157
Communication fees	1,126,862	1,185,188	1,136,023
Fulfillment	4,624,299	15,265,840	15,341,740
Other	7,933,319	3,872,078	11,224,037

	$78,132,413	$85,884,262	$96,021,254

        During fiscal 2004, we had one Program Supplier that supplied product that generated 22% of our total revenues, one that generated 15%, one that generated 13% and one that generated 12%.

        During fiscal 2003, we had one Program Supplier that supplied product that generated 16% of our total revenues, two that generated 15% and a fourth that generated 11%.

        During fiscal 2002, we had one Program Supplier that supplied product that generated 18% of our total revenues, a second that generated 17% and a third that generated 14%.

        There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the years ended March 31, 2004, 2003 and 2002. Although management does not believe that the relationships with the significant program suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

        We had one PPT customer that accounted for 17% of our total revenue in fiscal 2004. The agreement with this PPT customer expires in September 2004. One fulfillment customer accounted for 14% and 11%, respectively, of our total revenue in fiscal 2003 and 2002. The agreement with this fulfillment customer expired July 31, 2003. There were no other customers that accounted for 10% or more of our total revenue in fiscal 2004, 2003 and 2002.

QUARTERLY FINANCIAL DATA

        Unaudited quarterly financial data, as restated, for each of the eight quarters in the two-year period ended March 31, 2004 is as follows:

	1st Quarter	2nd Quarter(2)	3rd Quarter(2)	4th Quarter
2004 (restated)
Revenue, as reported	$18,698,424	$14,260,883	$19,402,730	$24,230,449
Adjustment for restatements(1)	215,948	342,849	981,130	—

Revenue, as restated	18,914,372	14,603,732	20,383,860	24,230,449
Income (loss) from operations, as reported	46,862	(2,204,623)	1,446,444	2,657,969
Adjustment for restatements(1)	77,873	202,240	(542,144)	—

Income (loss) from operations, as restated	124,735	(2,002,383)	904,300	2,657,969
Net income (loss):
Continuing operations, as reported	59,676	(1,326,602)	921,174	2,053,164
Adjustment for restatements(1)	70,918	(125,946)	(213,991)	—

Continuing operations, as restated	130,594	(1,452,548)	707,183	2,053,164
Discontinued operations	—	—	(128,649)	—

	$130,594	$(1,452,548)	$578,534	$2,053,164

Earnings (loss) per common share:
Basic:
Continuing operations, as reported	$0.01	$(0.14)	$0.09	$0.21
Adjustment for restatements(1)	—	(0.01)	(0.02)	—

Continuing operations, as restated	0.01	(0.15)	0.07	0.21
Discontinued operations	—	—	(0.01)	—

Net income (loss), as restated	$0.01	$(0.15)	$0.06	$0.21

Diluted:
Continuing operations, as reported	$0.01	$(0.14)	$0.09	$0.20
Adjustment for restatements(1)	—	(0.01)	(0.02)	—

Continuing operations, as restated	0.01	(0.15)	0.07	0.20
Discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.01	$(0.15)	$0.06	$0.20

2003 (restated)
Revenue, as reported	$22,427,441	$20,774,482	$21,279,830	$21,738,608
Adjustment for restatements(1)	(217,976)	102,118	(63,686)	(156,555)

Revenue, as restated	22,209,465	20,876,600	21,216,144	21,582,053
Income (loss) from operations, as reported	499,221	207,722	(493,931)	(223,381)
Adjustment for restatements(1)	(212,457)	116,828	240,674	(513,954)

Income (loss) from operations, as restated	286,764	324,550	(253,257)	(737,335)
Net income (loss):
Continuing operations, as reported	309,517	173,115	(299,195)	(99,189)
Adjustment for restatements(1)	(131,723)	72,433	149,218	(318,652)

Continuing operations, as restated	177,794	245,548	(149,977)	(417,841)
Discontinued operations	(145,014)	(276,216)	(75,369)	(86,028)

	$32,780	$(30,668)	$(225,346)	$(503,869)

Earnings (loss) per common share:
Basic:
Continuing operations, as reported	$0.03	$0.02	$(0.03)	$(0.01)
Adjustment for restatements(1)	(0.01)	0.01	0.02	(0.03)

Continuing operations, as restated	0.02	0.03	(0.01)	(0.04)
Discontinued operations	(0.02)	(0.03)	(0.01)	(0.01)

Net income (loss)	$0.00	$0.00	$(0.02)	$(0.05)

Diluted:
Continuing operations, as reported	$0.03	$0.02	$(0.03)	$(0.01)
Adjustment for restatements(1)	(0.01)	0.01	0.02	(0.03)

Continuing operations, as restated	0.02	0.03	(0.01)	(0.04)
Discontinued operations	(0.02)	(0.03)	(0.01)	(0.01)

Net income (loss)	$0.00	$0.00	$(0.02)	$(0.05)

1.
See Note 4 of Notes to Consolidated Financial Statements for a detailed description of the restatements. In addition, to the restatements discussed in Note 4, we also restated the second and third quarters of fiscal 2004 to reflect the recognition of guarantees from a customer at street-date, in accordance with SOP 00-2, which were previously recognized over the rental period. This resulted in earlier recognition of revenue and related cost of sales. The adjustment for restatements is made up of the following:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Revenue adjustment
SOP 00-2 revenue recognition adjustment	$215,948	$(54,799)	$23,595	$—
SOP 00-2 accounting for guarantees adjustment	—	397,648	957,535	—

	$215,948	$342,849	$981,130	$—

Operating income (loss) adjustment
Adjustment for misinterpretation and misapplication of contract terms	$9,370	$152,312	$(737,490)	$—
SOP 00-2 revenue recognition adjustment	68,503	(32,090)	97	—
SOP 00-2 accounting for guarantees adjustment	—	82,018	195,249	—

	$77,873	$202,240	$(542,144)	$—

Net income adjustment
Adjustment for misinterpretation and misapplication of contract terms	$9,370	$152,312	$(737,490)	$—
SOP 00-2 revenue recognition adjustment	68,503	(32,090)	97	—
SOP 00-2 accounting for guarantees adjustment	—	82,018	195,249	—
Tax effect of adjustments	(6,955)	(328,186)	328,153

	$70,918	$(125,946)	$(213,991)	$—

2003
Revenue adjustment
SOP 00-2 revenue recognition adjustment	$(217,976)	$164,226	$(63,686)	$(156,555)
Underreporting of sales tax	—	(62,108)	—	—

	$(217,976)	$102,118	$(63,686)	$(156,555)

Operating income (loss) adjustment
Adjustment for misinterpretation and misapplication of contract terms	$(133,771)	$116,422	$258,350	$(479,775)
SOP 00-2 revenue recognition adjustment	(78,686)	62,514	(17,676)	(34,180)
Underreporting of sales tax	—	(62,108)	—	—

	$(212,457)	$116,828	$240,674	$(513,955)

Net income adjustment
Adjustment for misinterpretation and misapplication of contract terms	$(133,771)	$116,422	$258,350	$(479,775)
SOP 00-2 revenue recognition adjustment	(78,686)	62,514	(17,676)	(34,180)
Underreporting of sales tax	—	(62,108)	—	—
Tax effect of adjustments	80,734	(44,395)	(91,456)	195,303

	$(131,723)	$72,433	$149,218	$(318,652)

2.
Income from operations and net income in the second quarter of fiscal 2004 include a $1.3 million charge for the estimated cost for early termination of a lease related to our 3PF business. Income from operations and net income in the third quarter of fiscal 2004 include a $650,000 credit related to the reversal of a portion of the $1.3 million charge as the final early termination charge was $650,000.

Rentrak Corporation
Valuation and Qualifying Accounts
Schedule II

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2002	$2,090,075	$(1,546,301)	$(1,598,046)	$2,140,415	$1,086,143
Fiscal 2003	1,086,143	(1,142,138)	(447,732)	1,251,866	748,139
Fiscal 2004	748,139	(319,676)	(9,825)	420,484	839,122
Advances to and guarantees with Program Suppliers reserve (restated)
Fiscal 2002	$2,438,260	$2,427,928	$(1,792,316)	$(26,654)	$3,047,218
Fiscal 2003	3,047,218	2,749,841	(2,042,146)	(41,060)	3,713,853
Fiscal 2004	3,713,853	2,059,159	(1,214,640)	(37,613)	4,520,759
Other current assets—retailer financing program reserve
Fiscal 2002	$838,435	$—	$—	$—	$838,435
Fiscal 2003	838,435	—	—	—	838,435
Fiscal 2004	838,435	—	—	—	838,435
Other assets—retailer financing program reserve
Fiscal 2002	$5,760,079	$50,000	$(72,760)	$—	$5,737,319
Fiscal 2003	5,737,319	—	(45,000)	—	5,692,319
Fiscal 2004	5,692,319	—	(31,422)	—	5,660,897

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Other than as described below, based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Investigation and Recovery Efforts Regarding Misappropriated Funds

        In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter. The employee admitted to embezzling funds from us. It was determined that the employee had been embezzling funds from us since 1998 through 2003, in amounts totaling approximately $570,000. The investigation of this matter is complete. Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal 2004 or prior years. We are in the process of securing certain assets belonging to this employee, which, in conjunction with insurance proceeds, should provide us with recoveries of approximately $300,000, which will be recorded as recoveries in future periods when they are received. We have incurred a total of approximately $120,000 to $150,000 of legal and other professional fees related to this matter through June 2004, and expect to incur an additional amount of approximately $5,000 to $10,000 before the matter is resolved.

        We have reviewed the internal controls, including the accounting, financial reporting and disclosure controls surrounding this fraud and have made improvements to such controls to help ensure against this type of activity in the future. Management has recently hired a new controller who will lead our efforts to improve our overall internal accounting controls. In particular, we have implemented, or are in the process of implementing, the following additional procedures and controls with respect to this embezzlement matter:

  •
  All checks, upon receipt, are restrictively endorsed.

  •
  No employee, beyond the person(s) assigned to open and distribute the mail, is authorized to handle the mail in any manner.

  •
  Only copies of checks are distributed for account coding.

  •
  The income tax receivable account will be reconciled so that the receivable and payable for each tax jurisdiction can be tracked.

  •
  A miscellaneous cash receipts log has been established with copies of supporting documentation. The cash receipt transactions are reconciled to the bank statements during the bank reconciliation process by staff independent of the cash receipts function.

  •
  Segregation of duties within Finance and Accounting has been reviewed and necessary adjustments have been made, given our staffing size and composition.

  •
  All bank statements will be given to the Chief Financial Officer or Controller, who will independently review the information prior to its use by appropriate accounting staff.

  •
  All bank reconciliations will be reviewed monthly by the Chief Financial Officer or Controller and evidenced in writing.

  •
  All prepared journal entries will be reviewed by the Controller prior to entry in the accounting system.

Misinterpretation and Misapplication of Certain Terms in Revenue Sharing Agreements with Program Suppliers

        In May and June 2004, we discovered errors in our accounting as a result of the misinterpretation and misapplication of certain terms in some of our revenue sharing agreements with Program Suppliers. These errors resulted in the restatement of our previously issued financial statements for fiscal 2000 through fiscal 2003. See Note 4 of Notes to Consolidated Financial Statements for a detailed description of the restatements.

        We have implemented, or are in the process of implementing, the following additional procedures and controls to date with respect to these restatement matters:

  •
  All revenue-sharing agreement Program Supplier contract liability accounts will be comprehensively analyzed and reconciled on a monthly basis. The analyses and reconciliations will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing.

  •
  All revenue-sharing agreement Program Supplier guarantees will be comprehensively analyzed on a monthly basis. The analyses will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing.

Organizational Deficiencies Related to the External Financial Reporting Process

        Certain organizational and resource deficiencies have been identified related to our processes for monitoring, analyzing and reporting on new accounting and reporting pronouncements. This includes our process for summarizing and external reporting of financial information.

        We have implemented, or are in the process of implementing, the following procedures and controls with respect to this matter:

  •
  We have hired a new controller with assigned responsibilities to include: (i) the on-going research and identification of new accounting and reporting pronouncements; and (ii) the on-going research and identification of our external financial reporting responsibilities to assure our compliance with all professional and regulatory reporting and disclosure requirements.

  •
  Once identified, we will assess and evaluate the application of all new pronouncements in a timely manner and determine the correct accounting and reporting treatment. We will also provide our independent auditors the conclusions of our assessment and evaluation of these pronouncements when complete.

  •
  We are implementing a process to ensure that we research, identify and apply all external reporting and disclosure requirements in our external financial reporting.

Summary

        Our independent auditors advised the audit committee of our board of directors that these internal control deficiencies described above constitute material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may constitute deficiencies in our disclosure controls and procedures.

        Other than as discussed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Election of Directors," "Committees and Meetings of the Board—Audit Committee," "Code of Ethics," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information, as of March 31, 2004, about shares of our common stock that may be issued upon the exercise of options granted under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(2)	1,760,437	$4.92	304,988
Equity compensation plans not approved by shareholders(3)	185,345	4.74	350,847

Total	1,945,782	$4.90	655,835

1.
See Note 14 of Notes to Consolidated Financial Statements for a description of the significant terms of the outstanding options.

2.
Equity compensation plans approved by shareholders include the 1986 Second Amended and Restated Stock Option Plan, as amended, and the 1997 Equity Participation Plan, as amended.

3.
Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval include (i) the 1997 Non-Officer Employee Stock Option Plan and (ii) warrants to purchase 30,000 shares of common stock with a purchase price of $7.50 per share and an expiration date of May 16, 2009, issued to an investment banking firm as partial consideration for financial advisory services in connection with strategic opportunities or financing transactions of potential interest to us.

        Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See "Matters Relating to Our Auditors."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules

        The Consolidated Financial Statements, together with the report thereon of our independent auditors, are included on the pages indicated below:

        The following schedule is filed herewith:

Page
Schedule II	Valuation and Qualifying Accounts	49

        Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

        The exhibits required to be filed pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately follows the signature page of this report.

Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2004	RENTRAK CORPORATION
	By:	/s/ F. KIM COX F. Kim Cox President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 2004.

Principal Executive Officer and Director:
By:	/s/ PAUL A. ROSENBAUM Paul A. Rosenbaum Chairman of the Board and Chief Executive Officer
Principal Financial and Accounting Officer:
By:	/s/ MARK L. THOENES Mark L. Thoenes Senior Vice President and Chief Financial Officer
Majority of Directors:
By:	/s/ CECIL D. ANDRUS Cecil D. Andrus, Director
By:	/s/ GEORGE H. KUPER George H. Kuper, Director
By:	/s/ JOON S. MOON Joon S. Moon, Director
By:	/s/ JAMES G. PETCOFF James G. Petcoff, Director
By:	/s/ STANFORD C. STODDARD Stanford C. Stoddard, Director

EXHIBIT INDEX

        The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number		Exhibit Description
3.1		Amended and Restated Articles of Incorporation and amendments thereto.(1)
3.2		1995 Restated Bylaws, as amended to date.(2)
10.1	*	1986 Second Amended and Restated Stock Option Plan and Forms of Stock Option Agreements.(3)
10.2	*	Amendment to 1986 Second Amended and Restated Stock Option Plan dated May 19, 2000.(4)
10.3		Not used
10.4		Not used
10.5		Not used
10.6	*	Employment Agreement with Christopher E. Roberts dated November 1, 2002.(8)**
10.7	*	The 1997 Equity Participation Plan of Rentrak Corporation, as amended.(9)
10.8	*	Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan.(10)
10.9	*	Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan.(11)
10.10		Revolving Line of Credit Agreement with Wells Fargo Bank dated June 15, 2002.(12)
10.11		Amendment, dated June 16, 2003, to Revolving Line of Credit Agreement with Wells Fargo Bank, dated June 15, 2002.(13)
10.12	*	Employment Agreement with Mark L. Thoenes dated January 1, 2001.(14)
10.13	*	Employment Agreement with TimothyJ. Erwin dated November 1, 2002.(15)**
10.14		Rights Agreement dated as of May 18, 1995, between Rentrak Corporation and U.S. Stock Transfer Corporation.(16)
10.15	*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001.(17)
10.16	*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001.(18)
10.17	*	Employment Agreement with Amir Yazdani dated July 1, 2001.(19)
10.18	*	Employment Agreement with Paul A. Rosenbaum dated October 1, 2001.(20)
10.19	*	The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation.(21)
10.20	*	Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation.(22)
10.21	*	Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation.(23)
10.22	*	Third Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation.(24)
10.23	*	Letter Agreement between Rentrak Corporation and Disney Enterprises, Inc., dated November 15, 2002.(25)
10.24		Not used

10.25	*	Employment Agreement with Ronald Giambra dated July 1, 2002.(26)
10.26	*	Amendment, dated June 1, 2003, to Employment Agreement dated July 1, 2002, between Ronald Giambra and Rentrak Corporation.
10.27	*	Employment Agreement between F. Kim Cox and Rentrak Corporation dated April 1, 2004.
10.28	*	Employment Agreement between Kenneth M. Papagan and Rentrak Corporation dated January 1, 2004.
10.29	*	Employment Agreement between Cathy Hetzel and Rentrak Corporation dated March 17, 2004.
21		List of Subsidiaries of Registrant.
23		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1		Description of Capital Stock of Rentrak Corporation.(27)

*
Management Contract or Compensatory Plan or Arrangement.

**
Portions omitted pursuant to a request for confidentiality treatment filed with the Securities and Exchange Commission.

1.
Filed in Form S-3 Registration Statement, File No. 33-8511, filed on November 21, 1994.

2.
Filed as Exhibit 3.1 to Form 10-Q filed on February 14, 2001.

3.
Filed as Exhibit 10.1 to 1993 Form 10-K filed on June 28, 1993 (File No. 0-15159).

4.
Filed as Exhibit 10.30 to 2000 Form 10-K filed on June 29, 2000.

5.
Filed as Exhibit 10.1 to Form 10-Q filed on November 3, 1997.

6.
Filed as Exhibit 10.23 to 2000 Form 10-K filed on June 29, 2000.

7.
Filed as Exhibit 10.13 to 2001 Form 10-K filed on June 29, 2001.

8.
Filed as Exhibit 10.4 to Form 10-Q filed on February 14, 2003.

9.
Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.

10.
Filed as Exhibit 10.8 to 2003 Form 10-K filed on June 26, 2003.

11.
Filed as Exhibit 10.9 to 2003 Form 10-K filed on June 26, 2003.

12.
Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2003.

13.
Filed as Exhibit 10.2 to Form 10-Q filed on August 13, 2003.

14.
Filed as Exhibit 10.25 to 2001 Form 10-K filed on June 29, 2001.

15.
Filed as Exhibit 10.3 to Form 10-Q filed on February 14, 2003.

16.
Filed as Exhibit 4 to Form 8-K filed on June 5, 1995.

17.
Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.

18.
Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.

19.
Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2001.

20.
Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.

21.
Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.

22.
Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.

23.
Filed as Exhibit 10.31 to 2002 From 10-K filed on June 28, 2002.

24.
Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.

25.
Filed as Exhibit 99 to Form 8-K filed on November 18, 2002.

26.
Filed as Exhibit 10.5 to Form 10-Q filed on February 14, 2003.

27.
Filed as Exhibit 99 to 2001 Form 10-K filed on June 29, 2001.

QuickLinks

RENTRAK CORPORATION 2004 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Rentrak Corporation and Subsidiaries Consolidated Balance Sheets
Rentrak Corporation and Subsidiaries Consolidated Statement of Operations
Rentrak Corporation and Subsidiaries Consolidated Statement of Cash Flows
Rentrak Corporation and Subsidiaries Notes to Consolidated Financial Statements
QUARTERLY FINANCIAL DATA
Rentrak Corporation Valuation and Qualifying Accounts Schedule II
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX