Form 10-Q
period 2004-06-30
RENTRAK CORP
filed 2004-08-16
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-15159

RENTRAK CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0780536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 NE Ambassador Place, Portland, Oregon	97220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  503-284-7581

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	9,805,620
(Class)	(Outstanding at July 30, 2004)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2004	March 31, 2004 (1)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,648,030	$8,735,683
Accounts receivable, net of allowances for doubtful accounts of $953,689 and $839,122	20,261,232	15,389,867
Advances to program suppliers	2,988,311	4,188,222
Income tax receivable	47,214	68,384
Deferred income tax assets	1,380,709	2,262,186
Other current assets	1,191,895	1,160,952
Total Current Assets	34,517,391	31,805,294

Property and Equipment, net	2,546,250	2,466,668
Deferred Income Tax Assets	1,221,074	1,099,660
Other Assets	794,304	831,617
Total Assets	$39,079,019	$36,203,239

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,455,868	$15,446,818
Accrued liabilities	1,020,198	889,377
Accrued compensation	595,877	598,875
Deferred revenue	267,437	237,575
Total Current Liabilities	18,339,380	17,172,645

Long-Term Obligations:
Lease obligations and deferred gain	202,863	234,922

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; shares issued and outstanding: 9,805,620 and 9,739,537	9,806	9,740
Capital in excess of par value	41,449,775	41,093,976
Accumulated other comprehensive income	180,879	180,879
Accumulated deficit	(21,103,684)	(22,488,923)
Total Stockholders’ Equity	20,536,776	18,795,672
Total Liabilities and Stockholders’ Equity	$39,079,019	$36,203,239

(1) Derived from the Company’s March 31, 2004 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
		(restated)

Revenue	$25,333,002	$18,914,372

Operating expenses:
Cost of sales	18,777,061	14,459,088
Selling and administrative	4,431,179	4,330,549
	23,208,240	18,789,637
Income from operations	2,124,762	124,735

Other income (expense):
Interest income	57,845	55,439
Interest expense	(1,131)	(6,049)
	56,714	49,390

Income before income taxes	2,181,476	174,125
Provision for income taxes	796,237	43,531
Net income	$1,385,239	$130,594

Basic net income per share	$0.14	$0.01

Diluted net income per share	$0.13	$0.01

Shares used in per share calculations:
Basic	9,797,268	9,482,386
Diluted	10,461,101	9,819,562

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income	$1,385,239	$130,594
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Tax benefit from stock option exercises	36,174	50,365
Depreciation and amortization	272,676	185,061
Adjustment to allowance for doubtful accounts	(142,350)	(83,774)
Deferred income taxes	760,063	(6,833)
(Increase) decrease in:
Accounts receivable	(4,729,015)	1,490,936
Advances to program suppliers	1,199,911	(183,911)
Income taxes receivable	21,170	(8,510)
Other current assets	(30,943)	193,049
Increase (decrease) in:
Accounts payable	1,009,050	(696,540)
Accrued liabilities and compensation	127,823	(248,728)
Deferred revenue and other liabilities	(2,197)	(82,616)
Net cash provided by (used in) operating activities	(92,399)	739,093

Cash flows from investing activities:
Payments for purchase of property and equipment	(338,126)	(361,722)
Note receivable payments received	39,144	113,452
Other assets, net	(15,963)	(31,283)
Net cash used in investing activities	(314,945)	(279,553)

Cash flows from financing activities:
Issuance of common stock	319,691	124,638
Net cash provided by financing activities	319,691	124,638

Increase (decrease) in cash and cash equivalents	(87,653)	584,178

Cash and cash equivalents:
Beginning of year	8,735,683	10,063,541
End of period	$8,648,030	$10,647,719

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,799	$1,903
Cash paid during the period for income taxes, net of refunds received	(21,170)	8,510

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three-month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005.  The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2004 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows.

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Note 2.  Restatement

In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income (loss).  There were two general types of misinterpretations or misapplications: (i) overstating cost of sales and related liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements in the amount of $0.3 million in the first quarter of fiscal 2004; and (ii) understating cost of sales and related liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier in the amount of $0.3 million in the first quarter of fiscal 2004.

Also in June 2004, we discovered that we were not accounting for certain order processing fees received from our customers upon “street date,” which is the date that they are able to rent the title pursuant to SOP 00-2.  Our previous method had been to recognize revenue on the shipment date.  This resulted in a restatement of revenue between periods.

The restatements did not affect cash flows from operations, investing activities or financing activities in any reporting period.  We have restated our results of operations for our first quarter of fiscal 2004 ended June 30, 2003 as follows:

	Revenue	Income from Operations	Net income
As previously reported	$18,698,424	$46,862	$59,676
Adjustment for misinterpretation and misapplication of contract terms	—	9,370	9,370
SOP 00-2 revenue recognition adjustment	215,948	68,503	68,503
Tax effects of adjustments	—	—	(6,955)
	$18,914,372	$124,735	$130,594

Note 3.  Net Income Per Share

Basic net income per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
Basic EPS:
Weighted average number of shares of common stock outstanding	9,797,268	9,482,386
Diluted EPS:
Effect of dilutive stock options and warrants	663,833	337,176
	10,461,101	9,819,562

Options to purchase approximately 80,000 and 410,000 shares of our common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive.

Note 4.  Business Segments, Significant Suppliers and Major Customers

Previously, we classified our services in three segments: PPT (Entertainment), 3PF (Fulfillment) and Other. Other services included amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan.  As of March 31, 2004, we operate in one business segment, Entertainment (previously referred to as our PPT segment).  Certain information by segment for the quarter ended June 30, 2003 is as follows:

Quarter ended June 30, 2003 (restated)	Entertain- ment	Fulfillment	Total

Sales to external customers	$14,794,689	$4,119,683	$18,914,372
Inter-segment sales	—	530,144	530,144
Total sales	14,794,689	4,649,827	19,444,516
Depreciation and amortization	174,958	10,103	185,061
Operating income (loss)	176,657	(51,922)	124,735
Total assets at June 30, 2003	$26,074,610	$4,691,381	$30,765,991

As of June 30, 2004, we had a receivable of approximately $1.0 million relating to a financing lease with a former fulfillment customer payable in monthly installments.

During the quarter ended June 30, 2004, we had one Program Supplier that supplied product that generated 60% of our total revenues and one that generated 12%.

During the quarter ended June 30, 2003, we had one Program Supplier that supplied product that generated 23% of our total revenues and one that generated 11%.

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the quarters ended June 30, 2004 or 2003.  Although management does not believe that the relationships with the significant program suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition, results of operations and liquidity.

We had one customer that accounted for 32% of our total revenue in the quarter ended June 30, 2004.  The agreement with this customer expires in September 2004 (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends).  Additionally, one fulfillment customer accounted for 17% of our total revenue in the quarter ended June 30, 2003. The agreement with that fulfillment customer expired July 31, 2003.  There were no other customers that accounted for 10% or more of our total revenue in the quarters ended June 30, 2004 or 2003.

Note 5.  Stock-Based Compensation

We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Quarter Ended June 30,	2004	2003
		(restated)
Net income, as reported	$1,385,239	$130,594
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(228,508)	(182,344)
Net income (loss), pro forma	$1,156,731	$(51,750)

Net income per share – basic, as reported	$0.14	$0.01

Net income (loss) per share – basic, pro forma	$0.12	$(0.01)

Net income per share – diluted, as reported	$0.13	$0.01

Net income (loss) per share – diluted, pro forma	$0.11	$(0.01)

To determine the fair value of stock-based awards granted during the quarters shown above, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Quarter Ended June 30,	2004	2003
Risk-free interest rate	4.58%	3.61%
Expected dividend yield	—	—
Expected lives	7.24 years	7.06 years
Expected volatility	74.98%	77.45%

Note 6.  Contingencies

Vendor Dispute

In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF.Com, Inc. (“3PF”) at the Wilmington, Ohio operation, effective July 1, 2003.  In conjunction with the effective date of that asset sale agreement, we entered into a Fulfillment Agreement (the “Agreement”) with this purchaser (the “Fulfillment Provider”) for a nine-month term to provide us with fulfillment services previously provided by 3PF during the period we owned and operated it.  After its inception, disagreement between the parties arose regarding the contractual provisions of the Agreement.  As a result, we disputed certain charges for services and withheld payments accordingly.  Additionally, the Fulfillment Provider alleged that we violated the exclusivity provisions in the Agreement.  The Fulfillment Provider has submitted, under the provisions of the Agreement, a demand for arbitration against us seeking damages of approximately $877,000.  We have reviewed the Fulfillment Provider’s demand for arbitration and believe there is no basis in fact, under the terms and conditions of the Agreement, for any of the claims made against us.  We have retained legal counsel to vigorously defend us in this matter. In the opinion of management, the amount of any ultimate liability with respect to this action is not expected to materially affect our financial condition or results of operations.

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter.  The employee admitted to embezzling funds from us.  It was determined that the employee had been embezzling funds from us since 1998 through 2003, in amounts totaling approximately $570,000.  The investigation of this matter is complete.  Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal 2004 or prior years.  We are in the process of securing certain assets belonging to this employee, which, in conjunction with insurance proceeds, should provide us with recoveries of approximately $300,000, which will be recorded as recoveries in future periods when they are received.  We have incurred a total of approximately $120,000 to $150,000 of legal and other professional fees related to this matter through June 2004, and expect to incur an additional amount of approximately $5,000 to $10,000 before the matter is resolved.  As of June 30, 2004, we have recovered approximately $53,000, which was recorded as a reduction of selling and administrative expenses.    We have updated our system of internal controls, as described more fully in Item 4 below, in an effort to prevent such occurrences in the future.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties.  Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology.  The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the PPT System (“Participating Retailers”) and customers for our business intelligence software and services, the financial stability of the Participating Retailers and their performance of their obligations under our Pay Per Transaction system (the “PPT System”), non-renewal of our line of credit, business conditions and growth in the video industry and general economic conditions, both domestic and international; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming, or video game publishers (“Program Suppliers”), new technology,  the continued availability of videocassettes (“Cassettes”), digital videodiscs (“DVDs”), and Video Games (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers, and the loss of significant Program Suppliers. This Quarterly Report on Form 10-Q further describes some of these factors.

Business Trends

Our financial results continue to be affected by the changing dynamics in the home video and game rental market, as they impact our PPT business.  We continue to experience the impact of the migration from higher historical rentals of Cassettes to greater rentals of DVDs by our Participating Retailers.  We have successfully implemented new agreements with Program Suppliers to incorporate the availability of DVDs, and we continue our efforts in fiscal 2005 to secure more DVD agreements to address this impact.  In addition, our PPT business continues to be affected by a shift to “output programs” under which we agree with a Program Supplier to a lower order processing and transaction fee in exchange for the Participating Retailers’ commitment to order a greater number of Units of all the Program Supplier’s titles.  The result is an increased number of Units leased by the Participating Retailers, but a reduced amount of fees per Unit earned by the Program Supplier and us.  These output programs are, in part, an economic response to the changing dynamics of the home video rental market, and have become more prevalent since the migration from Cassette format to the DVD format.  We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong.  We have one Participating Retailer that accounted for 17% of PPT revenues in the fiscal year ended March 31, 2004, and 32% in the most recent quarter. Our agreement with this Participating Retailer is scheduled to expire in September 2004, with associated PPT revenues from that Participating Retailer’s rentals expected to continue on a declining basis through the end of fiscal 2005.  We are currently discussing with this Participating Retailer their interest in entering into a new agreement with us. There can be no assurance that we will be able to enter into a new agreement with this customer or that a new agreement would have similar terms or yield similar volumes.  We are also implementing strategies for obtaining new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings.  We are also continually seeking to develop business relationships with new Program Suppliers.  In September 2003, we entered into a combined VHS/DVD revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier in the first quarter of fiscal 2005, representing 60% of our total revenues for the quarter.  As is typical of our agreements with Program Suppliers, our relationship with this Program Supplier may be terminated without cause upon thirty days’ written notice by either party.

We are also allocating significant efforts towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence software has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants.  We intend to continue to make the necessary increased investments in these new business intelligence services in the near-term, lowering our current earnings. We believe these services will provide significant future revenue and earnings streams and ultimately be the cornerstone of our long-term success.

In March 2004, we announced an agreement with Comcast Cable, a division of Comcast Corporation, the country’s leading cable and broadband communications provider, to conduct a twelve-month pilot trial of OnDemand Essentials™, a system created for measuring and reporting anonymous video on demand (VOD”) usage data.  The trial began in May 2004 and, we believe, will be critical to developing our capability to provide more efficient and accurate VOD usage measurement.  Additionally, in July 2004, we announced an agreement with Insight Communications, the country’s ninth largest cable operator, to begin a multi-market twelve-month pilot trial using OnDemand Essentials™ in September 2004.  We believe that this pilot will be important in helping to form our programming decisions and future VOD strategy.

Sources of Revenue

Our sources of revenue include the following:

•                  order processing fees generated when Cassettes, DVDs and video games (“Units”) are ordered by and distributed to retailers;

•                  transaction fees generated when retailers rent Units to consumers;

•                  sell-through fees generated when retailers sell Units to consumers;

•                  communication fees when retailers’ point-of-sale systems are connected to our information system;

•                  buy-out fees generated when retailers purchase Units at the end of the lease term;

•                  direct revenue sharing fees from data tracking and reporting services provided to program suppliers (“DRS”);

•                  revenues from Box Office Essentials™, Supply Chain Essentials™, Business Intelligence Essentials™, and Home Video Essentials™, all part of our Essential™ business intelligence service offerings;

•                  charges for Internet services provided by our subsidiary, formovies.com, Inc.; and

•                  fulfillment revenue in fiscal 2004 (ceased operations July 31, 2003).

Results of Operations

	Quarter Ended June 30, (1)
	2004		2003 (restated) (2)
	Dollars	% of revenues	Dollars	% of revenues
Revenues:
Order processing fees	$1,067,352	4.2%	$2,949,541	15.6%
Transaction fees	17,532,952	69.2	8,238,193	43.6
Sell-through fees	3,708,932	14.6	1,796,902	9.5
Communication fees	251,750	1.0	335,061	1.8
Fulfillment	—	—	4,119,683	21.8
Other	2,772,016	10.9	1,474,992	7.8
	25,333,002	100.0	18,914,372	100.0
Operating expenses:
Cost of sales	18,777,061	74.1	14,459,088	76.4
Selling and administrative	4,431,179	17.5	4,330,549	22.9
	23,208,240	91.6	18,789,637	99.3
Income from operations	2,124,762	8.4	124,735	0.7
Other income (expense):
Interest income	57,845	0.2	55,439	0.3
Interest expense	(1,131)	—	(6,049)	—
	56,714	0.2	49,390	0.3
Income before income tax provision	2,181,476	8.6	174,125	0.9
Income tax provision	796,237	3.1	43,531	0.2
Net income	$1,385,239	5.5%	$130,594	0.7%

(1) Percentages may not add due to rounding.

(2) The quarter ended June 30, 2003 has been restated for certain errors.  See Note 2 of Notes to Condensed Consolidated Financial Statements.  In addition, certain expenses were reclassified from selling and administrative to cost of sales.

Revenue

Revenue increased $6.4 million, or 33.9%, to $25.3 million in the first quarter of fiscal 2005 compared to $18.9 million in the first quarter of fiscal 2004.  The increase in revenue is primarily due to increases in transaction processing and sell-through fees, in large part attributable to a relationship with a major Program Supplier entered into in September 2003, as well as increases in our Essentials™ and DRS service offerings, offset by a decrease in order processing fees and a $4.1 million decrease in revenue related to our fulfillment business, which ceased operations as of July 31, 2003.

Order processing fees decreased $1.9 million, or 63.8%, in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to PPT “output programs” and other PPT programs under which we agreed with the Program Supplier to charge a lower, or no, order processing fee in exchange for the Participating Retailers’ commitment to order an increased total number of Units of all the Program Suppliers’ titles. These output programs, along with a new combined VHS/DVD revenue sharing program with a new major Program Supplier, contributed to a 166% increase in total Units shipped during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

Transaction fees increased $9.3 million, or 112.8%, in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.  The increase in transaction fees is primarily due to the increased number of Units ordered by our Participating Retailers from our output programs that were rented to their customers.  Additionally, $0.7 million of the revenue increase relates to a higher level of guaranteed transaction revenue from one of our Participating Retailers.

Sell-through fees increased $1.9 million, or 106.4%, in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase in sell-through fees is primarily due to the new combined VHS/DVD revenue sharing program with a new major Program Supplier noted above, as well as the overall increase in Units shipped.  We expect our sell-through revenue to continue to increase as the result of changed terms and conditions in our new product programs.

Other revenue primarily includes revenue related to our DRS services and our Essentials™ business intelligence services offerings. Increases in other revenue in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 included an increase of approximately $0.7 million in DRS revenues and an increase of $0.6 million in revenues from our Essential™ business intelligence services offerings.  The increases in these offerings are primarily due to our continued investment in and marketing of these offerings, as well as new studio contracts and an increase in transactions during the current period for certain studios under existing contracts compared to the prior period.

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

Cost of sales increased $4.3 million, or 29.9%, to $18.8 million in the first quarter of fiscal 2005 compared to $14.5 million in the first quarter of fiscal 2004.  Cost of sales as a percentage of revenue was 74.1% in the first quarter of fiscal 2005 compared to 76.4% in the first quarter of fiscal 2004.The increase in cost of sales was primarily due to the increase in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to ceasing fulfillment operations in July 2003, as well as to revenue from our Essential™ business service offerings increasing as a percentage of our total revenue.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.1 million, or 2.3%, to $4.4 million in the first quarter of fiscal 2005 compared to $4.3 million in the first quarter of fiscal 2004.

The increase in selling and administrative expenses in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily due to the continued investment in the development and marketing of our Essentials™ business service offerings noted above.  As a percentage of revenues, selling and administrative expenses were 17.5% for the first quarter of fiscal 2005 compared to 22.9% for the first quarter of fiscal 2004, due to spreading costs over higher revenues.

Other Income (Expense)

Interest income of $58,000 and $55,000 in the first quarter of fiscal 2005 and 2004, respectively, includes $35,000 and $24,000 of interest earned on a note receivable due from one of our fulfillment clients, which was issued in June 2002.

Income Taxes

Our effective tax rate was 36.5% and 25.0%, respectively, in the first quarter of fiscal 2005 and 2004.  The rate in the 2004 period benefited from a change in valuation allowance, which is not expected in the 2005 period.  Additionally, the remaining permanent differences are primarily fixed amounts and, as our pretax income has increased in the first quarter of 2005 compared to the first quarter of 2004, these differences have a lower effect on our overall tax rate.

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

Cash and cash equivalents decreased $88,000 to $8.6 million at June 30, 2004, compared to $8.7 million at March 31, 2004.  This decrease resulted primarily from $92,000 used in operations and $338,000 used for the purchase of property and equipment, partially offset by $320,000 of proceeds related to the issuance of stock pursuant to our stock plans.  Our current ratio was 1.88:1.0 at June 30, 2004 compared to 1.85:1.0 at March 31, 2004.

Accounts receivable, including the provision for doubtful accounts, increased $4.9 million to $20.3 million at June 30, 2004 compared to $15.4 million at March 31, 2004.  This increase is primarily due to the increase in revenue.

Advances to Program Suppliers decreased $1.2 million to $3.0 million at June 30, 2004 compared to $4.2 million at March 31, 2004 primarily due to the timing of release dates for certain titles.  These amounts represent the unearned portion of guarantees with certain Program Suppliers.

Deferred tax assets, short and long-term, were $2.6 million at June 30, 2004 compared to $3.4 million at March 31, 2004.  The reduction of $0.8 million primarily relates to utilizing net operating loss carryforwards (“NOLs”) to offset taxes payable for the first quarter of fiscal 2005 against the deferred tax assets.  The deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

During the first quarter of fiscal 2005, we spent $338,000 on property and equipment, including $306,000 for the capitalization of internally developed software for our business intelligence service offerings.  We anticipate spending a total of approximately $1.7 million on property and equipment in all of fiscal 2005, including $670,000 for the capitalization of internally developed software for our business intelligence service offerings.

Accounts payable increased approximately $1.0 million to $16.5 million at June 30, 2004 compared to $15.4 million at March 31, 2004 primarily due to the timing of Program Supplier and other vendor payments.

We currently have a secured revolving line of credit for $2.0 million, which expires September 1, 2004.  We expect to extend this line prior to its expiration for a 60-day period and renew this line under similar terms within that extension period.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2.0 million; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ended December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end; and (3) achievement of specified current and leverage financial ratios.  Based upon the financial results reported as of, and for the fiscal quarter ended, June 30, 2004, we determined that we were in compliance with the financial covenants as of June 30, 2004.   At June 30, 2004, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended March 31, 2004, which was filed with the Securities and Exchange Commission on July 14, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on July 14, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, except as described below, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter.  See Note 6 of Notes to Condensed Consolidated Financial Statements under the heading Investigation and Recovery Efforts Regarding Misappropriated Funds for further discussion.

We have reviewed the internal controls, including the accounting, financial reporting and disclosure controls surrounding this fraud, and have made improvements to such controls to help ensure against this type of activity in the future.  Management has recently hired a new controller who will lead our efforts to improve our overall internal accounting controls.  In particular, we have implemented, or are in the process of implementing, the following additional procedures and controls with respect to this embezzlement matter:

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

Misinterpretation and Misapplication of Certain Terms in Revenue Sharing Agreements with Program Suppliers

In May and June 2004, we discovered errors in our accounting as a result of the misinterpretation and misapplication of certain terms in some of our revenue sharing agreements with Program Suppliers.    These errors resulted in the restatement of our previously issued financial statements for fiscal 2000 through fiscal 2003.  See Note 2 of Notes to Condensed Consolidated Financial Statements for a further description of the restatements.

We have implemented, or are in the process of implementing, the following additional procedures and controls to date with respect to these restatement matters:

•                  All revenue-sharing agreement Program Supplier contract liability accounts are being comprehensively analyzed and reconciled; these functions will be performed on a monthly basis. The analyses and reconciliations will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing.

•                  All revenue-sharing agreement Program Supplier guarantees are being comprehensively analyzed; these functions will be performed on a monthly basis.  The analyses will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing.

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

•                  We are assessing and evaluating the application of all new pronouncements in a timely manner to determine the correct accounting and reporting treatment.  We will provide our independent auditors with the conclusions of our assessment and evaluation of these pronouncements when complete.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Vendor Dispute

In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF.Com, Inc. at the Wilmington, Ohio operation, effective July 1, 2003.  In conjunction with the effective date of that asset sale agreement, we entered into a Fulfillment Agreement (the “Agreement”) with this purchaser (the “Fulfillment Provider”) for a nine-month term to provide us with fulfillment services previously provided by 3PF during the period we owned and operated it.  After its inception, disagreement between the parties arose regarding the contractual provisions of the Agreement.  As a result, we disputed certain charges for services and withheld payments accordingly.  Additionally, the Fulfillment Provider has alleged that we violated the exclusivity provisions in the Agreement.  The Fulfillment Provider has submitted, under the provisions of the Agreement, a demand for arbitration against us seeking damages of approximately $877,000.  We have reviewed the Fulfillment Provider’s demand for arbitration and believe there is no basis in fact, under the terms and conditions of the Agreement, for any of the claims made against us.  We have retained legal counsel to vigorously defend us in this matter. In the opinion of management, the amount of any ultimate liability with respect to this action is not expected to materially affect our financial condition or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

We furnished one report on Form 8-K during the quarter ended June 30, 2004 as follows:

•                  Dated June 29, 2004 and furnished June 30, 2004, pursuant to Items 9 and 12 of Form 8-K, regarding the filing of Form 12b-25 and the announcement of financial results for the fiscal year ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Senior Vice President and Chief Financial Officer