Form 10-Q
period 2004-09-30
RENTRAK CORP
filed 2004-11-15
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	9,865,041
(Class)	(Outstanding at October 31, 2004)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2004	March 31, 2004 (1)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,891,499	$8,735,683
Accounts receivable, net of allowances for doubtful accounts of $1,013,173 and $839,122	18,047,479	15,389,867
Advances to program suppliers, net of program supplier reserves of $4,532,724 and $4,520,729	1,649,809	4,188,222
Income tax receivable	45,148	68,384
Deferred income tax assets	402,166	2,262,186
Other current assets	1,135,419	1,160,952
Total Current Assets	35,171,520	31,805,294

Property and Equipment, net	2,828,256	2,466,668
Deferred Income Tax Assets	1,221,074	1,099,660
Other Assets	647,982	831,617
Total Assets	$39,868,832	$36,203,239

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,479,730	$15,446,818
Accrued liabilities	583,928	889,377
Accrued compensation	737,239	598,875
Deferred revenue	271,727	237,575
Total Current Liabilities	17,072,624	17,172,645

Long-Term Obligations:
Lease obligations and deferred gain	156,756	234,922

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; shares issued and outstanding: 9,850,466 and 9,739,537	9,850	9,740
Capital in excess of par value	41,742,044	41,093,976
Accumulated other comprehensive income	180,879	180,879
Accumulated deficit	(19,293,321)	(22,488,923)
Total Stockholders’ Equity	22,639,452	18,795,672
Total Liabilities and Stockholders’ Equity	$39,868,832	$36,203,239

(1) Derived from the Company’s March 31, 2004 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)

Revenue	$26,997,784	$14,603,732	$52,330,786	$33,518,104

Operating expenses:
Cost of sales	19,860,236	12,465,406	38,637,297	26,924,494
Selling and administrative	4,338,227	4,140,708	8,769,406	8,471,258
	24,198,463	16,606,114	47,406,703	35,395,752
Income (loss) from operations	2,799,321	(2,002,382)	4,924,083	(1,877,648)

Other income (expense):
Interest income	52,812	67,428	110,657	122,867
Interest expense	(1,165)	(1,776)	(2,296)	(7,825)
	51,647	65,652	108,361	115,042

Income (loss) before income taxes	2,850,968	(1,936,730)	5,032,444	(1,762,606)
Provision (benefit) for income taxes	1,040,605	(484,182)	1,836,842	(440,652)
Net income (loss)	$1,810,363	$(1,452,548)	$3,195,602	$(1,321,954)

Basic net income (loss) per share	$0.18	$(0.15)	$0.33	$(0.14)

Diluted net income (loss) per share	$0.17	$(0.15)	$0.31	$(0.14)

Shares used in per share calculations:
Basic	9,822,203	9,577,165	9,809,802	9,530,036
Diluted	10,471,252	9,577,165	10,459,067	9,530,036

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income (loss)	$3,195,602	$(1,321,954)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Gain on sale of assets	—	(97,298)
Tax benefit from stock option exercises	98,237	(133,933)
Loss on write-down of occupancy deposit	—	400,000
Depreciation and amortization	547,470	376,190
Adjustment to allowance for doubtful accounts	(140,859)	(152,545)
Deferred income taxes	1,738,606	(306,717)
(Increase) decrease in:
Accounts receivable	(2,516,753)	2,803,054
Advances to program suppliers	2,538,413	(897,547)
Income taxes receivable	23,236	(60,410)
Other current assets	25,533	999,667
Increase (decrease) in:
Accounts payable	32,912	(2,378,813)
Accrued liabilities and compensation	(167,085)	225,322
Deferred revenue and other liabilities	(44,014)	(101,630)
Net cash provided by (used in) operating activities	5,331,298	(646,614)

Cash flows from investing activities:
Payments for purchase of property and equipment	(881,984)	(952,339)
Proceeds from sale of 3PF assets	—	800,000
Note receivable payments received	188,157	147,769
Other assets, net	(31,596)	(57,509)
Net cash used in investing activities	(725,423)	(62,079)

Cash flows from financing activities:
Payments on capital lease obligation	—	(33,269)
Issuance of common stock	549,941	496,892
Net cash provided by financing activities	549,941	463,623

Increase (decrease) in cash and cash equivalents	5,155,816	(245,070)

Cash and cash equivalents:
Beginning of year	8,735,683	10,063,541
End of period	$13,891,499	$9,818,471

Supplemental cash flow information:
Cash paid during the period for interest	$2,296	$
Cash paid (refunds received) during the period for income taxes, net	53,330	60,410

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and six-month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2004 Annual Report to Shareholders.

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

Note 2.  Restatement

In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income (loss).  There were two general types of misinterpretations or misapplications: (i) overstating cost of sales and related liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements in the amount of $0.3 million and $0.6 million in the second quarter and first six months of fiscal 2004, respectively; and (ii) understating cost of sales and related liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier in the amount of $0.2 million and $0.5 million in the second quarter and first six months of fiscal 2004, respectively.

Also in June 2004, we discovered that we were not accounting for certain order processing fees received from our customers upon “street date,” which is the date that they are able to rent the title pursuant to Statement of Position 00-2, “Accounting by Producers or Distributors of Films.”  Our previous method had been to recognize revenue on the shipment date.  This resulted in a restatement of revenue between periods.

The restatements did not affect cash flows from operations, investing activities or financing activities in any reporting period.  We have restated our results of operations for our three and six-month periods ended September 30, 2003 as follows:

Three months ended September 30, 2003	Revenue	Loss from operations	Net Loss	Diluted earnings (loss) per share(1)
As previously reported	$14,260,883	$(2,204,623)	$(1,326,602)	$(0.14)
Adjustment for misinterpretation and misapplication of contract terms	—	152,312	152,312	0.02
SOP 00-2 revenue recognition adjustment	(54,799)	(32,090)	(32,090)	(0.00)
SOP 00-2 accounting for guarantees adjustment	397,648	82,019	82,019	0.01
Tax effects of adjustments	—	—	(328,187)	(0.03)
	$14,603,732	$(2,002,382)	$(1,452,548)	$(0.15)

Six months ended September 30, 2003	Revenue	Loss from operations	Net Loss	Diluted earnings (loss) per share(1)
As previously reported	$32,959,307	$(2,157,761)	(1,266,926)	$(0.13)
Adjustment for misinterpretation and misapplication of contract terms	—	161,682	161,682	0.02
SOP 00-2 revenue recognition adjustment	161,149	36,412	36,412	0.00
SOP 00-2 accounting for guarantees adjustment	397,648	82,019	82,019	0.01
Tax effects of adjustments	—	—	(335,141)	(0.04)
	$33,518,104	$(1,877,648)	(1,321,954)	$(0.14)

(1) Per share amounts may not add due to rounding.

Note 3.  Net Income (Loss) Per Share

Basic net income per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Basic and diluted EPS are the same for both the three and six month periods ended September 30, 2003 since we were in a loss position. Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2004	2003	2004	2003
Basic EPS:
Weighted average number of shares of common stock outstanding	9,822,203	9,577,165	9,809,802	9,530,036
Diluted EPS:
Effect of dilutive stock options and warrants	649,049	—	649,265	—
	10,471,252	9,577,165	10,459,067	9,530,036

Options not included in diluted EPS since they were antidilutive	84,000	200,000	86,000	200,000

Note 4.  Business Segments, Significant Suppliers and Major Customers

Previously, we classified our services in three segments: PPT (Entertainment), 3PF (Fulfillment) and Other. Other services included amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan.  Beginning with the quarter ended March 31, 2004, we operate in one business segment, Entertainment (previously referred to as our PPT segment). Certain information by segment for the three and six-month periods ended September 30, 2003 is as follows:

Three months ended September 30, 2003 (restated)	Entertainment	Fulfillment	Total
Sales to external customers	$14,099,116	$504,616	$14,603,732
Inter-segment sales	—	—	—
Total sales	14,099,116	504,616	14,603,732
Depreciation and amortization	181,025	10,104	191,129
Operating loss	$(215,119)	$(1,787,263)	$(2,002,382)

Six months ended September 30, 2003 (restated)	Entertainment	Fulfillment	Total
Sales to external customers	$28,893,805	$5,154,443	$34,048,248
Inter-segment sales	—	(530,144)	(530,144)
Total sales	28,893,805	4,624,299	33,518,104
Depreciation and amortization	355,983	20,207	376,190
Operating loss	$(38,463)	$(1,839,185)	$(1,877,648)

Total assets at September 30, 2003	$25,930,202	$1,816,712	$27,746,914

As of September 30, 2004, we had a receivable of approximately $0.9 million relating to a financing lease with a former fulfillment customer payable in monthly installments.

During the three and six-month periods ended September 30, 2004, we had one Program Supplier that supplied product that generated 59% of our total revenues for both periods.

During the three and six-month periods ended September 30, 2003, we had one Program Supplier that supplied product that generated 19% and 22% of our total revenues, respectively, and one that generated 14% and 13%, respectively.

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three or six-month periods ended September 30, 2004 or 2003.  Although management does not believe that the relationships with the significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition, results of operations and liquidity.

We had one customer that accounted for 32% and 31%, respectively, of our total revenue in the three and six-month periods ended September 30, 2004. The agreement with this customer expired in September 2004 (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends).  Additionally, one fulfillment customer accounted for 11% of our total revenue in the six-month period ended September 30, 2003. The agreement with that fulfillment customer expired July 31, 2003. There were no other customers that accounted for 10% or more of our total revenue in the three or six-month periods ended September 30, 2004 or 2003.

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

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net income (loss), as reported	$1,810,363	$(1,452,548)	$3,195,602	$(1,321,954)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(212,752)	(203,114)	(441,260)	(385,458)
Net income (loss), pro forma	$1,597,611	$(1,655,662)	$2,754,342	$(1,707,412)

Net income (loss) per share – basic, as reported	$0.18	$(0.15)	$0.33	$(0.14)

Net income (loss) per share – basic, pro forma	$0.16	$(0.17)	$0.28	$(0.18)

Net income (loss) per share – diluted, as reported	$0.17	$(0.15)	$0.31	$(0.14)

Net income (loss) per share – diluted, pro forma	$0.15	$(0.17)	$0.26	$(0.18)

To determine the fair value of stock-based awards granted during the quarters shown above, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended September 30,	2004	2003
Risk-free interest rate	4.29% - 4.58%	3.61% - 4.16%
Expected dividend yield	—	—
Expected lives	6.55 - 7.24 years	7.06 years
Expected volatility	74.08% - 74.98%	77.03% - 77.45%

Note 6.  Line of Credit

We currently have a secured revolving line of credit for $2.0 million, which expired September 1, 2004, but was extended, pursuant to its terms, through January 3, 2005. We expect to renew this line under similar terms within this extension period.

Note 7.  Contingencies

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

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter.  The employee admitted to embezzling funds from us.  It was determined that the employee had been embezzling funds from us since 1998 through 2003, in amounts totaling approximately $570,000.  The investigation of this matter is complete.  Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal 2004 or prior years.  We are in the process of securing certain assets belonging to this employee, which, in conjunction with insurance proceeds, should provide us with recoveries of approximately $400,000, which will be recorded as recoveries in future periods when they are received.  We have incurred a total of approximately $173,000 of legal and other professional fees related to this matter through September 2004, and expect to incur an additional amount of approximately $3,000 before the matter is resolved.  As of September 30, 2004, we have recovered approximately $219,000, which was recorded as a reduction of selling and administrative expenses. In October 2004, we recovered an additional $162,000 related to this matter.  We have updated our system of internal controls, as described more fully in Item 4 below, in an effort to prevent such occurrences in the future.

Note 8.  Subsequent Event

In November 2004, we entered into a securities purchase agreement to purchase common stock of, and a professional services agreement to receive software development and support services from a privately held company that develops and provides information technology solutions for clients in various entertainment industry market segments. The price of these two transactions could total up to $525,000.  Our purchase of the common stock for $475,000, when completed, will represent 4% of the outstanding stock of this company.

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

Our base of Participating Retailers continues to be strong.  We have one Participating Retailer that accounted for 17% of PPT revenues in the fiscal year ended March 31, 2004, and 32% and 31%, respectively, in the three and six-month periods ended September 30, 2004. Our agreement with this Participating Retailer expired in September 2004. The associated PPT revenue from that Participating Retailer’s rentals is expected to continue on a declining basis through the end of fiscal 2005.   We are also implementing strategies for obtaining new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings.  We are also continually seeking to develop business relationships with new Program Suppliers.  In September 2003, we entered into a combined VHS/DVD revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier in the three and six-month periods ended September 30, 2004, representing 59% of our total revenues for the periods.  As is typical of our agreements with Program Suppliers, our relationship with this Program Supplier may be terminated without cause upon thirty days’ written notice by either party.

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

In March 2004, we announced an agreement with Comcast Cable, a division of Comcast Corporation, the country’s leading cable and broadband communications provider, to conduct a twelve-month pilot trial of OnDemand Essentials, a system created for measuring and reporting anonymous video on demand (“VOD”) usage data. The trial began in May 2004 and, we believe, will be critical to developing our capability to provide more efficient and accurate VOD usage measurement.  Additionally, in July 2004, we announced an agreement with Insight Communications, the country’s ninth largest cable operator, to begin a multi-market twelve-month pilot trial using OnDemand Essentials in September 2004.  We believe that this pilot will be important in helping to form our programming decisions and future VOD strategy.  Both the Comcast trial and Insight trial are proceeding well and we are currently processing over 7 million VOD transactions weekly.  In July 2004, we announced our first content provider agreement with Music Choice and are working with them to develop anonymous profiling reports from their set top box application, My Music Choice, which allows the consumer to program their own VOD Channel.

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

•                  revenues from Box Office EssentialsTM, Supply Chain EssentialsTM, Business Intelligence EssentialsTM, and Home Video EssentialsTM, all part of our EssentialTM business intelligence service offerings;

•                  charges for Internet services provided by our subsidiary, formovies.com, Inc.; and

•                  fulfillment revenue in fiscal 2004 (ceased operations July 31, 2003).

Results of Operations

	Three Months Ended September 30, (1)
	2004		2003 (restated) (2)
	Dollars	% of revenues	Dollars	% of revenues
Revenues:
Order processing fees	$1,128,443	4.2%	$1,621,071	11.1%
Transaction fees	18,630,947	69.0	8,343,108	57.1
Sell-through fees	4,435,414	16.4	2,229,381	15.3
Communication fees	243,573	0.9	263,538	1.8
Fulfillment	—	—	504,616	3.5
Other	2,559,407	9.5	1,642,018	11.2
	26,997,784	100.0	14,603,732	100.0
Operating expenses:
Cost of sales	19,860,236	73.6	12,465,406	85.4
Selling and administrative	4,338,227	16.1	4,140,708	28.4
	24,198,463	89.6	16,606,114	113.7
Income (loss) from operations	2,799,321	10.4	(2,002,382)	(13.7)
Other income (expense):
Interest income	52,812	0.2	67,428	0.5
Interest expense	(1,165)	—	(1,776)	—
	51,647	0.2	65,652	0.5
Income (loss) before income tax provision (benefit)	2,850,968	10.6	(1,936,730)	(13.3)
Income tax provision (benefit)	1,040,605	3.9	(484,182)	(3.3)
Net income (loss)	$1,810,363	6.7%	$(1,452,548)	(9.9)%

	Six Months Ended September 30, (1)
	2004		2003 (restated) (2)
	Dollars	% of revenues	Dollars	% of revenues
Revenues:
Order processing fees	$2,195,795	4.2%	$4,570,612	13.6%
Transaction fees	36,163,899	69.1	16,581,301	49.5
Sell-through fees	8,144,346	15.6	4,026,283	12.0
Communication fees	495,323	0.9	598,599	1.8
Fulfillment	—	—	4,624,299	13.8
Other	5,331,423	10.2	3,117,010	9.3
	52,330,786	100.0	33,518,104	100.0
Operating expenses:
Cost of sales	38,637,297	73.8	26,924,494	80.3
Selling and administrative	8,769,406	16.8	8,471,258	25.3
	47,406,703	90.6	35,395,752	105.6
Income from operations	4,924,083	9.4	(1,877,648)	(5.6)
Other income (expense):
Interest income	110,657	0.2	122,867	0.4
Interest expense	(2,296)	—	(7,825)	—
	108,361	0.2	115,042	0.3
Income (loss) before income tax provision (benefit)	5,032,444	9.6	(1,762,606)	(5.3)
Income tax provision (benefit)	1,836,842	3.5	(440,652)	(1.3)
Net income (loss)	$3,195,602	6.1%	$(1,321,954)	(3.9)%

(1) Percentages may not add due to rounding.

(2) The three and six month periods ended September 30, 2003 have been restated for certain errors.  See Note 2 of Notes to Condensed Consolidated Financial Statements.  In addition, certain expenses were reclassified from selling and administrative to cost of sales.

Revenue

Revenue increased $12.4 million, or 84.9%, to $27.0 million in the three months ended September 30, 2004 (the second quarter of fiscal 2005) compared to $14.6 million in the second quarter of fiscal 2004 and increased $18.8 million, or 56.1%, to $52.3 million in the six-month period ended September 30, 2004 compared to $33.5 million in the six-month period ended September 30, 2003.  The increases in revenue are primarily due to increases in transaction processing and sell-through fees, in large part attributable to a relationship with a major Program Supplier entered into in September 2003, as well as increases in our EssentialsTM and DRS service offerings, offset in part by a decrease in order processing fees, due to output program business activity, and a $0.5 million and $4.6 million decrease, respectively, in the three and six month periods ended September 30, 2004 compared to the comparable periods of the prior year in revenue related to our fulfillment business, which ceased operations as of July 31, 2003.

Order processing fees decreased $0.5 million, or 30.4%, and $2.4 million, or 52.0%, in the three and six-month periods ended September 30, 2004 compared to the same periods of the prior year due to PPT “output programs” and other PPT programs under which we agreed with the Program Supplier to charge a lower, or no, order processing fee in exchange for the Participating Retailers’ commitment to order an increased total number of Units of all the Program Suppliers’ titles. These output programs, along with a new combined VHS/DVD revenue sharing program with a new major Program Supplier, contributed to a 157% and 161% increase, respectively, in total Units shipped during the three and six-month periods ended September 30, 2004 compared to the same periods of the prior year.

Transaction fees increased $10.3 million, or 123.3%, and $19.6 million, or 118.1%, in the three and six-month periods ended September 30, 2004 compared to the same periods of the prior year.  The increases in transaction fees are primarily due to the increased number of rental transactions at our Participating Retailers from our output programs that were rented to their customers.

Sell-through fees increased $2.2 million, or 99.0%, and $4.1 million, or 102.3%, in the three and six-month periods ended September 30, 2004 compared to the same periods of the prior year. The increases in sell-through fees are primarily due to the new combined VHS/DVD revenue sharing program with a new major Program Supplier noted above, as well as the overall increase in Units shipped.  We expect our sell-through revenue to continue to increase as the result of changed terms and conditions in our new product programs.  Additionally, more product is available for sale due to an increase in the number of studios with which we do business and favorable terms with those studios.

Other revenue primarily includes revenue related to our DRS services and our EssentialTM business intelligence services offerings. Increases in other revenue in the three and six month periods ended September 30, 2004 compared to same periods of the prior year included increases of approximately $0.5 million and $1.2 million, respectively, in DRS revenues and increases of $0.4 million and $1.0 million, respectively, in revenues from our EssentialTM business intelligence services offerings.  Revenues related to our Essential™ business intelligence service offerings have increased primarily due to our continued investment in and marketing of these offerings, as well as new studio contracts. Our DRS revenue has increased due to an increase in transactions during the current period for certain studios under existing contracts compared to the prior period.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs and costs associated with certain EssentialTM business intelligence service offerings. These expenditures represent the direct costs to produce revenues.  Order processing costs, transaction costs and sell through costs represent the amounts due the Program Suppliers that hold the distribution rights to the Units.  Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. A portion of the EssentialTM business intelligence service offerings costs represent costs associated with the operation of a call center.

Cost of sales increased $7.4 million, or 59.3%, to $19.9 million in the second quarter of fiscal 2005 compared to $12.5 million in the second quarter of fiscal 2004 and increased $11.7 million, or 43.5%, to $38.6 million in the six-month period ended September 30, 2004 compared to $26.9 million in the six-month period ended September 30, 2003.  Cost of sales as a percentage of revenue was 73.6% and 73.8%, respectively, in the three and six month periods ended September 30, 2004 compared to 85.4% and 80.3%, respectively, in the same periods of the prior year.  The increase in cost of sales was primarily due to the increase in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to ceasing fulfillment operations in July 2003, which had lower margins, as well as to revenue from our EssentialsTM business service offerings increasing as a percentage of our total revenue, which have higher margins.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.2 million, or 4.8%, to $4.3 million in the second quarter of fiscal 2005 compared to $4.1 million in the second quarter of fiscal 2004 and increased $0.3 million, or 3.5%, to $8.8 million in the six-month period ended September 30, 2004 compared to $8.5 million in the six-month period ended September 30, 2003.

Increases in selling and administrative expenses in the three and six-month periods ended September 30, 2004 compared to the same periods of the prior fiscal year were primarily due to our continued investment in the development and marketing of our EssentialsTM business service offerings noted above, as well as the accrual of $200,000 in the second quarter of fiscal 2005 for estimated bonuses. These increases were offset by a corresponding reduction in expenses associated with our fulfillment segment, which ceased operations in July 2003, and recoveries from the embezzlement matter. As a percentage of revenues, selling and administrative expenses were 16.1% and 16.8%, respectively, for the three and six-month periods ended September 30, 2004 compared to 28.4% and 25.3%, respectively, for the same periods of the prior year, due to spreading highly fixed costs over higher revenues.  We have been able to gain efficiencies with our selling and administrative resources as our revenues have grown, thus lowering selling and administrative as a percentage of our total revenue.

Other Income (Expense)

Interest income includes $34,000 and $69,000 in the three and six-month periods ended September 30, 2004, respectively, of interest earned on a note receivable due from one of our fulfillment clients, which was issued in June 2002.   The comparable amounts for the prior year were $47,000 and $71,000, respectively.

Income Taxes

Our effective tax rate was 36.5% and 25.0%, respectively, in the six-month periods ended September 30, 2004 and 2003.  The rate in the six-month period ended September 30, 2003 was affected by a change in valuation allowance, which is not expected in the current fiscal year. Additionally, the remaining permanent differences are primarily fixed amounts and, as our pretax income has increased in the six-month period ended September 30, 2004 compared to the six-month period ended September 30, 2003, these differences have a lower effect on our overall tax rate.

Liquidity and Capital Resources

Our sources of liquidity include our cash balance, cash generated from operations and our $2.0 million line of credit.  Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued development of our business intelligence services and other cash requirements to at least September 30, 2005.

Cash and cash equivalents increased $5.2 million to $13.9 million at September 30, 2004, compared to $8.7 million at March 31, 2004.  This increase resulted primarily from $5.3 million provided by operations, $188,000 received on a note receivable and $550,000 of proceeds related to the issuance of stock pursuant to our stock plans, partially offset by $882,000 used for the purchase of property and equipment.  Our current ratio was 2.1:1.0 at September 30, 2004 compared to 1.85:1.0 at March 31, 2004.

Accounts receivable, including the provision for doubtful accounts, increased $2.7 million to $18.0 million at September 30, 2004 compared to $15.4 million at March 31, 2004.  This increase is primarily due to the increase in revenue.

Advances to Program Suppliers decreased $2.5 million to $1.6 million at September 30, 2004 compared to $4.2 million at March 31, 2004 primarily due to the timing of release dates for certain titles.  These amounts represent the unearned portion of guarantees with certain Program Suppliers, offset by reserves for estimated shortages under the guarantees.

Deferred tax assets, short and long-term, were $1.6 million at September 30, 2004 compared to $3.4 million at March 31, 2004.  The reduction of $1.8 million primarily relates to utilizing net operating loss carryforwards (“NOLs”) to offset taxes payable for the first six months of fiscal 2005 against the deferred tax assets.  The deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

During the first six months of fiscal 2005, we spent $882,000 on property and equipment, including $708,000 for the capitalization of internally developed software for our business intelligence service offerings.  We anticipate spending a total of approximately $1.9 million on property and equipment in all of fiscal 2005, including approximately $670,000 for the capitalization of internally developed software for our business intelligence service offerings.

We currently have a secured revolving line of credit for $2.0 million, which expired September 1, 2004, but was extended, pursuant to its terms, through January 3, 2005. We expect to renew this line under similar terms within this extension period.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2.0 million; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ended December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end; and (3) achievement of specified current and leverage financial ratios.  Based upon the financial results reported as of, and for the fiscal quarter ended September 30, 2004, we determined that we were in compliance with the financial covenants as of September 30, 2004.   At September 30, 2004, we had no outstanding borrowings under this agreement.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). During the period covered by this report, management identified internal control deficiencies, as described below, that constitute material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in our disclosure controls and procedures. Based on that evaluation and taking into consideration those identified deficiencies, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s conclusion that our disclosure controls and procedures were ineffective as of the end of the period covered by this report is based on our discovery of deficiencies in certain of our internal controls necessary to development of reliable financial statements. Some of these weaknesses related to the discovery that one of our employees had embezzled funds from us over a period of several years by exploiting weaknesses in our internal controls related to the segregation of duties within the accounting function. Other weaknesses related to the discovery of accounting errors as a result of the misinterpretation and misapplication by our internal accounting staff of certain terms in our revenue sharing agreements with program suppliers.  Our outside auditor also advised us of certain organizational and resource deficiencies related to our processes for monitoring, analyzing and reporting on new accounting and reporting pronouncements, including our process for summarizing, and external reporting of, financial information. These deficiencies are discussed in more detail below, together with a description of the changes in our internal control over financial reporting which we began implementing during our last fiscal quarter and that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We have reviewed the procedures and internal controls surrounding the deficiencies described above and have taken actions and commenced the implementation of improvements as of the date of the filing of this report, as described below, to provide reasonable assurance that those deficiencies will not recur.  Based on the actions we have taken, our Chief Executive Officer and Chief Financial Officer have concluded that this report fully complies with the requirements of Section 13(a) of the Exchange Act and that the information contained in this report fairly presents, in all material respects, our financial condition and results of operations.

Internal Control Over Financial Reporting

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter.  See Note 7 of Notes to Condensed Consolidated Financial Statements under the heading Investigation and Recovery Efforts Regarding Misappropriated Funds for further discussion.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on August 24, 2004, at which time the shareholders elected six nominees for director to our Board of Directors.  The six directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Judith G. Allen	8,612,205	3,479
Cecil D. Andrus	8,612,205	3,479
George H. Kuper	8,466,957	148,727
Paul A. Rosenbaum	8,612,205	3,479
Ralph R. Shaw	8,612,205	3,479
Stanford C. “Bud” Stoddard	8,612,205	3,479

Item 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or  Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Senior Vice President and Chief Financial Officer