Form 10-K/A
period 2004-03-31
RENTRAK CORP
filed 2004-12-16
CIK 800458

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
                              --------------------
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: March 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-15159

                               RENTRAK CORPORATION
             (Exact name of registrant as specified in its charter)

                  Oregon                                   93-0780536
      (State or other jurisdiction of                   (I.R.S. Employer
               incorporation                           Identification No.)
             or organization)

  7700 NE Ambassador Place, Portland, Oregon                  97220
   (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 503-284-7581

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [ X ]

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


================================================================================

                            Explanation of Amendment

      We are filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A"), amending our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, as originally filed on July 14, 2004 (the "Original 10-K"), primarily to:

     o Clarify and expand the explanation in Items 1, 6, 7 and 8 regarding the reasons for and the periods affected by the restatement of our consolidated financial statements for the fiscal years ended March 31, 2002 and 2003 and the first, second and third quarters of fiscal 2004. For further discussion see "Restatements" in Item 7, as well as Note 4 to our consolidated financial statements and "Quarterly Financial Data" in Item 8, of the Form 10-K/A.

     o Provide additional disclosure regarding our direct advertising expenses and amounts reimbursed by our program suppliers. For further discussion, see "Advertising Expense" in Note 8 to our consolidated financial statements in Item 8 of the Form 10-K/A.

     o Clarify in Item 9A "Controls and Procedures" management's conclusion that our disclosure controls and procedures were ineffective at March 31, 2004 for the reasons described in that item.

      Other than the changes to the notes to our audited consolidated financial statements described above, the financial statements in the Form 10-K/A have not changed from those contained in the Original 10-K. Also, none of the amounts discussed in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" have changed from those included in the Original 10-K.

      We are concurrently filing Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, originally filed on August 16, 2004, to provide expanded disclosure comparable to that included in this Form 10-K/A.

      The following sections of this Form 10-K/A have been revised from the Original 10-K:

      o     Item 1  -  Business

      o     Item 6  -  Selected Financial Data

      o     Item 7  -  Management's   Discussion   and   Analysis  of  Financial
                       Condition and Results of Operations

      o     Item 8  -  Financial Statements and Supplementary Data

      o     Item 9A -  Controls and Procedures

      o     Item 15 -  Exhibits, Financial Statement Schedules

      o     Exhibit Index

Except as set forth above, this Form 10-K/A continues to speak as of the date of the filing of the Original 10-K, July 14, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred since that date. For a discussion of more recent events and developments, please see our reports filed with the SEC since July 14, 2004.

                               RENTRAK CORPORATION
                         2004 FORM 10-K/A ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                       Page
                                    PART I

Item 1.    Business                                                     3

Item 2.    Properties                                                   *

Item 3.    Legal Proceedings                                            *

Item 4.    Submission of Matters to a Vote of Security Holders          *

                                   PART II

Item 5.    Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of Equity           *
           Securities

Item 6.    Selected Financial Data                                      8

Item 7.    Management's Discussion and Analysis of Financial            10
           Condition and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market        *
           Risk

Item 8.    Financial Statements and Supplementary Data                  21

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                          *

Item 9A.   Controls and Procedures                                      48

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant           *

Item 11.   Executive Compensation                                       *

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                   *

Item 13.   Certain Relationships and Related Transactions               *

Item 14.   Principal Accountant Fees and Services                       *

                                   PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on       51
           Form 8-K

Signatures                                                              52

* Not included in Form 10-K/A

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

We also provide direct revenue sharing ("DRS") services to various suppliers. The DRS services collect, track, audit and report the results to our suppliers under established agreements on a fee for service basis. In addition, our Essentials(TM) software and services, which we began offering in the fourth quarter of fiscal 2003, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients.

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

Restatement

Our fiscal 2003, 2002, 2001 and 2000 financial statements have been restated as discussed further in Note 4 of Notes to Consolidated Financial Statements included in Item 8 and in Item 7.

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

Business Intelligence Services

In the fourth quarter of fiscal 2003, we began offering business intelligence ("BI") services, by taking advantage of the capabilities we built through our PPT System in the entertainment industry. Our suite of BI software and services consist of Box Office Essentials(TM), VideoGame Essentials(TM), Retail Essentials(TM), VOD Essentials(TM), Business Intelligence Essentials(TM) and Supply Chain Essentials(TM) (collectively, the "Essentials software and services") for the entertainment industry and beyond. The Essentials software and services provides custom data collection, management, analysis and reporting, resulting in business intelligence information valuable to our customers.

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

                                    PART II



ITEM 6. SELECTED FINANCIAL DATA
(In Thousands Except Per Share Amounts)
                                               Year Ended March 31,
                                 ---------------------------------------------------------
                                   2004      2003         2002         2001         2000
                                 -------    -------     --------      -------     --------
Statement of Operations Data (1)          (restated)   (restated)    (restated)  (restated)
  Revenues:
    Order processing fees        $ 7,741    $14,745     $ 16,893      $18,533     $ 22,331
    Transaction fees              46,398     42,258       44,102       55,752       61,476
    Sell-through fees             10,309      8,558        7,324        8,431        9,826
    Communication fees             1,127      1,185        1,136        1,509        2,099
    Fulfillment(2)                 4,624     15,266       15,342       20,137        8,337
    Other                          7,933      3,872       11,224        3,668        3,624
                                 -------    -------     --------      -------     --------
  Total revenues                  78,132     85,884       96,021      108,030      107,693
                                 -------    -------     --------      -------     --------
Operating expenses:

   Cost of sales                  60,090     71,347       71,913       85,993       87,157
   Selling and administrative
   expense                        16,357     14,434       17,266       31,002       25,360
   Net gain from litigation
   settlements                        --       (362)      (1,563)        (225)      (7,792)
   Asset impairment                   --        844          424           --           --
                                 -------    -------     --------      -------     --------
   Total operating expenses       76,447     86,263       88,040      116,770      104,725
                                 -------    -------     --------      -------     --------
   Income (loss) from
   continuing operations           1,685       (379)       7,981       (8,740)       2,968
   Other income (expense)            233        179        7,913       (2,149)      (1,389)
                                 -------    -------     --------      -------     --------
   Income (loss) from continuing
   operations before income tax
   (provision) benefit and loss
   from discontinued operations    1,918       (200)      15,894      (10,889)       1,579
   Income tax provision (benefit)    479        (56)       6,040       (4,057)         450
                                 -------    -------     --------      -------     --------
   Income (loss) from continuing   1,439       (144)       9,854       (6,832)       1,129
   operations
   Income (loss) from discontinued
   operations                       (129)      (583)        (792)        (259)       2,581
                                 -------    -------     --------      -------     --------
   Net income (loss)             $ 1,310    $  (727)    $  9,062      $(7,091)    $  3,710
                                 -------    -------     --------      -------     --------
Earnings (loss) per share:
  Basic:
     Continuing operations       $  0.15    $ (0.02)    $   0.95      $ (0.57)    $     11
     Discontinued operations       (0.01)     (0.06)       (0.08)       (0.02)        0.24
                                 -------    -------     --------      -------     --------
     Net income (loss)           $  0.14    $ (0.08)    $   0.87      $ (0.59)    $   0.35
                                 =======    =======     ========      =======     ========
  Diluted:
     Continuing operations       $  0.14    $ (0.02)    $   0.93      $ (0.57)    $   0.10
     Discontinued operations       (0.01)     (0.06)       (0.07)       (0.02)        0.24
                                 -------    -------     --------      -------     --------
     Net income (loss)           $  0.13    $ (0.08)    $   0.85      $ (0.59)    $   0.34
                                 =======    =======     ========      =======     ========
  Shares used to compute
  diluted EPS                     10,119      9,641       10,613       11,985       10,759

                                  2004       2003        2002          2001         2000
                                 -------    -------     --------      -------     --------
Balance Sheet Data (1)                     (restated)   (restated)   (restated)   (restated)

   Working capital               $14,633    $11,485     $ 12,515      $ 4,637     $  9,645
   Total assets                   36,363     31,488       40,094       38,623       50,299
   Long-term liabilities             235        668          496        1,175           --
   Stockholders' equity           18,796     16,047       18,116       12,158       18,365


(1) Fiscal years 2000, 2001, 2002 and 2003 have been restated for correction of certain errors. In addition, certain expenses in fiscal 2003 and 2002 have been reclassified. In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income (loss). There were two general types of misinterpretations or misapplications: (i) over reporting cost of sales and overstating assets and understating liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements; and (ii) under reporting cost of sales and related liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier. These restatements affected cost of sales as follows (in thousands):

                                                         Year Ended March 31,
                                                  ----------------------------------
   Increase  (decrease) to cost of sales due to:
   ---------------------------------------------   2003     2002     2001      2000
                                                  ------   ------   -------   ------
   Misapplication of certain terms of Program
   Supplier revenue sharing agreements            $ (724)  $ (840)  $  (792)  $ (460)
   Misuse of contract information in recognizing
   our guarantees to one Program Supplier            963      737        --       --
                                                  ------   ------   -------   ------
   Net increase (decrease) to income
   (loss) from operations                         $ (239)  $  103   $   792   $  460
                                                  ======   ======   =======   ======

Also in June 2004, we discovered that we were not accounting for certain order processing fees received from our customers upon "street date," which is the date that they are able to rent the title pursuant to SOP 00-2. Our previous method had been to recognize revenue on the shipment date. This resulted in a restatement of revenue between periods as follows (in thousands):

                                              Year Ended March 31,
                                        ----------------------------------
                                         2003    2002      2001      2000
                                        ------  ------    ------    ------
   Increase (decrease) to revenue       $ (274) $   27   $   (30)  $    --
   Increase (decrease) to cost of sales   (206)    (21)      (23)       --
                                        ------  -------  --------  -------
   Net increase (decrease) to income    $  (68) $    6   $    (7)  $    --
   (loss) from operations               ======  =======  ========  =======

In addition, in connection with the embezzlement of funds by an employee, as discussed in more detail in Note 16 of Notes to Consolidated Financial Statements included in Item 8, we underreported our sales tax liability in fiscal 2003 by $62,000. We record our sales tax liabilities as an offset to revenue.

Following is a reconciliation, giving effect to all of the restatements, of our revenue, income from operations and net income (in thousands):

                                                                         Year Ended March 31,
                                                                -------------------------------------
                                                                  2003      2002      2001     2000
                                                                -------   -------  --------  --------
   Revenue as previously reported                               $86,220   $95,994  $108,060  $107,693
   Net effect of restatements                                      (336)       27       (30)       --
                                                                -------   -------  --------  --------
   Revenue as restated                                          $85,884   $96,021  $108,030  $107,693
                                                                =======   =======  ========  ========
   Income (loss) from operations as previously reported         $   (10)  $ 7,872  $ (9,525) $  2,508
   Net effect of restatements                                      (369)      109       785       460
                                                                -------    ------  --------   -------
   Income (loss) from operations as restated                    $  (379)  $ 7,981  $ (8,740) $  2,968
                                                                =======   =======  ========  ========
   Net income (loss) as previously reported                     $  (498)  $ 8,994  $ (7,577) $  3,425
   Net effect of restatements                                      (229)       68       486       285
                                                                -------   -------  --------  --------
   Net income (loss) as restated                                $  (727)  $ 9,062  $ (7,091) $  3,710
                                                                -------   -------  --------  --------
   Basic net income (loss) per share  as previously reported    $ (0.05)  $  0.86  $  (0.63) $   0.33
                                                                -------   -------  --------  --------
   Diluted net income (loss) per share  as previously reported  $ (0.05)  $  0.85  $  (0.63) $   0.32
                                                                -------   -------  --------  --------
   Basic net income (loss) per share as restated                $ (0.08)  $  0.87  $  (0.59) $   0.35
                                                                -------   -------  --------  --------
   Diluted net income (loss) per share as restated              $ (0.08)  $  0.85  $  (0.59) $   0.34
                                                                =======   =======  ========  ========

The restatements did not affect cash flows from operations, investing activities or financing activities in any fiscal year. For details on the restatements of our first, second and third quarters of fiscal 2004, see "Quarterly Financial Data." See also Note 4 of Notes to Consolidated Financial Statements included in
Item 8 for more detail on the restatements in fiscal 2003 and 2002.

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

Sources of Revenue

Our sources of revenue include the following PPT revenue sharing fees in the Entertainment business segment: order processing fees generated when Cassettes, DVDs and video games ("Units") are ordered by and distributed to retailers; transaction fees generated when retailers rent Units to consumers; sell-through fees generated when retailers sell Units to consumers; communication fees when retailers' point-of-sale systems are connected to our information system; and buy out fees generated when retailers purchase Units at the end of the lease term. Entertainment business segment revenues also include direct revenue sharing fees from data tracking and reporting services provided to program suppliers ("DRS"), revenues from Box Office Essentials(TM), Supply Chain Essentials(TM), Business Intelligence Essentials(TM), and Home Video Essentials(TM), all part of our Essential(TM) business intelligence service offerings, as well as charges for Internet services provided by our subsidiary, formovies.com, Inc.

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

Restatements

In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income
(loss). There were two general types of  misinterpretations  or misapplications:
(i) over reporting cost of sales and overstating assets and understating liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements in the amounts of $0.7 million and $0.8 million, respectively, in fiscal 2003 and 2002; and (ii) under reporting cost of sales and related liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier in the amounts of $0.9 million and $0.7 million, respectively, in fiscal 2003 and 2002. However, there was no effect on the accuracy of amounts we have periodically remitted to our Program Suppliers under the terms of the revenue sharing agreements or on our reported cash balances. Accordingly, correction of these errors did not result in any additional payments to any of these suppliers.

The misstatement that resulted in over reporting our cost of sales and related liabilities was due to a misapplication of terms in one of our Program Supplier revenue sharing agreements. Our accounting methodology for recognizing revenues and associated expenses is based on the establishment of certain contractual terms and algorithms when a revenue sharing agreement is executed with a Program Supplier. These contractual terms are used in calculations on a transaction-by-transaction basis. In the course of our fiscal year 2004 audit, we discovered that some of these contractual terms were not established appropriately in our accounting system in accordance with the terms of the contract with this Program Supplier. Our accounting system had been inaccurately programmed with an algorithm that calculated the cost of sales and corresponding liability. This calculation misapplied a contractual term to certain items relating to that Program Supplier's product, which resulted in an overstatement of the liability to that Program Supplier. We have since modified our accounting system to establish the appropriate contractual terms for this Program Supplier. In addition, we have reviewed all key algorithms within our accounting system to ensure they are aligned with Program Supplier contractual terms.

The misstatement that resulted in under reporting of cost of sales and overstating assets and understating liabilities was due to the misinterpretation of contractual information in a revenue sharing agreement with one of our Program Suppliers. We believed we could offset prior guarantee shortages with future guarantee overages, based upon the contractual provisions. In reviewing the contractual agreement with members of operating personnel, the Accounting Department realized we had been misinterpreting those contractual provisions and that we are not permitted to offset prior guarantee shortages with future guarantee overages. We have since modified our accounting processes for this Program Supplier to include the appropriate guarantee liability calculation. Please note that our Critical Accounting Policies and Estimates disclosure as it relates to Program Supplier Reserves for contractual guarantees was accurately stated and was not affected by this restatement or process change. Also in June 2004, we discovered that we were not accounting for certain order processing fees received from our customers upon "street date," which is the date that they are able to rent the title pursuant to SOP 00-2. Our previous method had been to recognize revenue on the shipment date. This resulted in a restatement of revenue between periods.

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


We have restated our fiscal years ended March 31, 2003 and 2002 and the related balance sheet accounts at March 31, 2003 as follows:

                         Year Ended March 31, 2003
------------------------------------------------------------------------------
                                                            Income
                                                  Income    (loss)
                                Cost     Total      tax      from
(In thousands)                  of     operating  expense  continuing    Net
                    Revenue    sales   expenses  (benefit) operations   loss
                    --------  --------  --------  ------   -------      ------
As previously       $ 86,220  $ 71,315  $ 86,231  $   85   $    84      $ (498)
 reported
Adjustment for
 misinterpretation
 and misapplication       --       239       239     (91)     (148)       (148)
 of contract terms
SOP 00-2 revenue
 recognition            (274)     (206)     (206)    (25)      (43)        (43)
 adjustment
Underreporting
 of sales tax            (62)       --        --     (24)      (38)        (38)
Rounding                  --        (1)       --      (1)        1          --
                    --------  --------  --------  ------   -------      ------
 As restated        $ 85,884  $ 71,347  $ 86,264  $  (56)  $  (144)     $ (727)
                    ========  ========  ========  ======   =======      ======

After the above adjustments, our basic and diluted net loss per share for fiscal 2003 increased to $(0.08) per share compared to the previously reported basic and diluted net loss per share of $(0.05) as previously reported.

                             March 31, 2003
-------------------------------------------------------------------------
                                  Advances   Current
                                    to       deferred   Total
(In thousands)         Accounts    Program      tax      current    Total
                      receivable Suppliers   assets     assets     assets
--------------------  ---------- ---------   -------   --------   --------
As previously           $ 9,706   $    418   $ 2,797   $ 25,496   $ 30,726
 reported
Adjustment for
misinterpretation
and misapplication
of contract terms
  Current period             --       (586)       91       (495)      (495)
  Prior periods              --      1,999      (514)     1,485      1,485
SOP 00-2 revenue
 recognition
 adjustment
   Current period          (274)        --        25       (249)      (249)
   Prior periods             (3)        --        --         (3)        (3)
Underreporting of
 sales tax, current          --         --        24         24         24
 period                 -------   --------   -------   --------   --------
As restated             $ 9,429   $  1,831   $ 2,423   $ 26,258   $ 31,488
                        =======   ========   =======   ========   ========

                                                                        Total
                                                              Total  liabilities
                                         Total       Accumu-  stock-  and stock-
                    Accounts  Accrued    current     lated    holders   holders'
(In thousands)      payable  liabilities liabilities deficit  equity    equity
-----------------   --------  --------   --------  ---------  -------- --------
As previously      $ 12,711   $ 1,144    $ 14,621  $ (24,409) $ 15,437 $ 30,726
 reported
Adjustment for
 misinterpretation
 and misapplication
 of contract terms:
   Current period      (347)       --        (347)      (148)     (148)    (495)
   Prior periods        645        --         645        840       840    1,485
SOP 00-2 revenue
 recognition
 adjustment:
   Current period      (206)       --        (206)       (43)      (43)    (249)
   Prior periods         (2)       --          (2)        (1)       (1)      (3)
Underreporting of
 of sales tax,
 current period          --        62          62        (38)      (38)      24
                   --------   -------    --------  ---------  -------- --------
As restated        $ 12,801   $ 1,206    $ 14,773  $ (23,799) $ 16,047 $ 31,488
                   ========   =======    ========  =========  ======== ========


                            Year Ended March 31, 2002
--------------------------------------------------------------------------------
                                                              Income
                                Cost     Total     Income      from
                                 of     operating   tax      continuing   Net
(In thousands)      Revenue     sales   expenses   expense   operations  income
                    --------  -------- ---------  -------   ----------  --------
As previously       $ 95,994  $ 71,994  $ 88,122  $ 5,998   $  9,787    $  8,994
 reported
Adjustment for
 misinterpretation
 and misaaplication
 of contract terms        --      (102)     (102)      39         63          63
SOP 00-2
 revenue
 recognition              27        21        21        2          4           4
 adjustment
Rounding                  --        --        (1)       1         --           1
                    --------  --------  --------  -------   --------    --------
As restated         $ 96,021  $ 71,913  $ 88,040  $ 6,040   $   9,85    $  9,062
                    ========  ========  ========  =======   ========    ========

After the above adjustments, our basic net income per share for fiscal 2002 increased to $0.87 per share compared to the $0.86 per share previously reported and our diluted net income per share remained unchanged at $0.85 per share.

Please refer to footnote (1) of the Selected Financial Data in Item 6 for more detailed information regarding the impact of the matters noted above to the restatement of our financial statements for fiscal years 2001 and 2000.

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

Results of Operations
                                        Year Ended March 31, (1)
                        ------------------------------------------------------
                               2004         2003 (restated)     2002 (restated)
                                                  (2)                 (2)
                        --------------    ----------------     ---------------
                                  % of               % of               % of
(Dollars in thousands)   Dollars revenues Dollars   revenues   Dollars  revenues
                        -------  -----    -------    -----     -------   -----
Revenues:
  Order processing fees $ 7,741    9.9%   $14,745     17.2%    $16,893    17.6%
  Transaction fees       46,398   59.4     42,258     49.2      44,102    45.9
  Sell-through fees      10,309   13.2      8,558     10.0       7,324     7.6
  Communication fees      1,127    1.4      1,185      1.4       1,136     1.2
  Fulfillment             4,624    5.9     15,266     17.8      15,342    16.0
  Other                   7,933   10.2      3,872      4.5      11,224    11.7
                        -------  -----    -------    -----     -------   -----
                         78,132  100.0     85,884    100.0      96,021   100.0
Operating expenses:
  Cost of sales          60,090   76.9     71,347     83.1      71,913    74.9
  Selling and
  administrative         16,357   20.9     14,434     16.8      17,266    18.0
  Net gain on
  litigation settlement      --     --       (362)    (0.4)     (1,563)   (1.6)
  Asset impairment           --     --        844      1.0         424     0.4
                        -------  -----    -------    -----     -------   -----
                         76,447   97.8     86,263    100.4      88,040    91.7
                        -------  -----    -------    -----     -------   -----
Income (loss)from         1,685    2.2       (379)    (0.4)      7,981     8.3
 operations
Other income (expense):
  Interest income           244    0.3        204      0.2         195     0.2
  Interest expense          (11)    --        (25)      --         (18)     --
  Loss on investments        --     --         --       --        (231)   (0.2)
  Gain on Rentrak
  Japan transaction          --     --         --       --       7,967     8.3
                        -------  -----    -------    -----     -------   -----
                            233    0.3        179      0.2       7,913     8.2
                        -------  -----    -------    -----     -------   -----
Income (loss) from
 continuing operations
 before income tax
 provision (benefit)      1,918    2.5       (200)    (0.2)     15,894    16.6
 and loss from
 discontinued
 operations
Income tax provision        479    0.6        (56)      --       6,040     6.3
 (benefit)
                        -------  -----    -------    -----     -------   -----
Income (loss) from
 continuing operations
 before loss from         1,439    1.8       (144)    (0.2)      9,854    10.3
 discontinued
 operations
Loss from discontinued
 operations, net of tax    (129)  (0.2)      (583)    (0.7)       (792)   (0.8)
                        -------  -----    -------    -----     -------   -----
Net income (loss)       $ 1,310    1.7%   $  (727)    (0.9)%   $ 9,062     9.4%
                        =======  =====    =======    =====     =======   =====

(1) Percentages may not add due to rounding.
(2) Fiscal 2003 and 2002 have been restated for certain errors. See Note 4 of Notes to Consolidated Financial Statements. In addition, certain expenses were reclassified from selling and administrative to cost of sales in fiscal 2003 and 2002.

Revenue
Revenue decreased $7.8 million, or 9.1%, to $78.1 million in fiscal 2004 compared to $85.9 million in fiscal 2003, and decreased $10.1 million, or 10.5%, in fiscal 2003 compared to $96.0 million in fiscal 2002. The decrease in revenue in fiscal 2004 compared to fiscal 2003 is primarily due to a decrease in fulfillment (3PF) revenue and order processing fees. These decreases were partially offset by an increase in revenues from transaction fees and from DRS and our Essential(TM) business service offerings, which are a component of other revenue. The decrease in fiscal 2003 compared to fiscal 2002 is primarily due to the fact that, in fiscal 2002, we earned royalties and other revenues from Rentrak Japan totaling $6.4 million, which are included as a component of other revenue. Our arrangement with Rentrak Japan ended in fiscal 2002.

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

Increases in other revenue in fiscal 2004 compared to fiscal 2003 included an increase of approximately $1.3 million in DRS revenues to $4.3 million in fiscal 2004 and an increase of $2.9 million in revenues from our Essential(TM) business intelligence services offerings to $3.2 million in fiscal 2004. In fiscal 2003, there were minimal revenues generated from our Essential(TM) business intelligence services as they began in the fourth quarter of fiscal 2003. The $7.4 million decrease in fiscal 2003 compared to fiscal 2002, primarily relates to $6.4 million of royalties received related to Rentrak Japan in fiscal 2002 in connection with its sale, compared to none in fiscal 2003, and a $0.8 million decrease in DRS revenues.

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

The decrease in cost of sales as a percentage of revenue in fiscal 2004 compared to fiscal 2003 is due to approximately $3.2 million in revenues from our Essential(TM) business service offerings in fiscal 2004, with $0.8 million of related cost of sales, compared to $0.3 million of revenue and $0.3 million of costs from these offerings in fiscal 2003. In addition, the decrease is due to the receipt of $0.8 million of discretionary rebates from one of our Program Suppliers during fiscal 2004, related to guarantee shortages resulting from under-performance of certain titles. We received $0.2 million of such rebates during fiscal 2003. These decreases were partially offset by the $650,000 charge related to 3PF discussed above.

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

The increase in selling and administrative expenses in fiscal 2004 compared to fiscal 2003 is primarily due to an increase of approximately $1.4 million related to the continued investment toward the development and operating growth in our Essential(TM) business service offerings noted above. In addition, we had a $1.0 million decrease in advertising credits received from our Program Suppliers in fiscal 2004 compared to fiscal 2003 and our bad debt expense increased $0.7 million in the same period due to fewer charge-backs to our Program Suppliers under our current contractual arrangements. These increases were partially offset by an approximately $1.5 million decrease attributable to ceasing 3PF's operations July 31, 2003.

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

The results of operations related to BlowOut Video were as follows:

                             Year Ended March 31,
                      -------------------------------------
                           2004       2003         2002
                      -----------  -----------  ----------
Revenue               $        --  $ 2,575,733  $ 6,620,165
Net loss              $  (128,649) $  (582,627) $  (792,757)
Net loss per share    $     (0.01) $     (0.06) $     (0.07)

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

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2004 is as follows:

                                      Payments Due By Fiscal Period
                       ---------------------------------------------------------
                                                2006 and    2008 and   2010 and
Contractual Obligation     Total       2005        2007       2009      beyond
---------------------- -----------  ----------  ----------  ---------  ---------
Capital leases         $    91,740  $   50,040  $   41,700  $      --  $      --
Operating leases         2,099,217     806,417   1,292,800         --         --
Program Supplier
 guarantees              4,621,203   4,621,203          --         --         --
Executive compensation   3,560,349   1,811,750   1,748,599         --         --
                       -----------  ----------  ----------  ---------  ---------
                       $10,372,509  $7,289,410  $3,083,099  $      --  $      --
                       ===========  ==========  ==========  =========  =========

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

Program Supplier Reserves
We  have  entered  into  guarantee  contracts  with  certain  program  suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. The unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The program supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $4.5 million and $3.7 million, respectively, at March 31, 2004 and 2003.

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



KPMG LLP

Portland, Oregon
July 9, 2004

                      Rentrak Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                                March 31,
                                                               ------------------------------------------
                                                                      2004                   2003
                                                               -------------------    -------------------
                                                                                          (restated)
Assets
Current Assets:
    Cash and cash equivalents                                $          8,735,683   $         10,063,541
    Accounts receivable, net of allowances for
       doubtful accounts of $839,122 and $748,139                      15,016,924              9,429,283
    Advances to program suppliers                                       4,188,222              1,831,018
    Income tax receivable                                                  68,384                 81,085
    Deferred income tax assets                                          2,262,186              2,423,038
    Other current assets                                                1,533,895              2,430,334
                                                               -------------------    -------------------
        Total Current Assets                                           31,805,294             26,258,299


Property and equipment, net                                             2,466,668              2,404,763
Deferred income tax assets                                              1,099,660                894,083
Other assets                                                              831,617              1,931,133
                                                                ------------------     ------------------
        Total Assets                                         $         36,203,239   $         31,488,278
                                                               ===================     ==================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                         $         15,446,818   $         12,800,736
    Accrued liabilities                                                   889,377              1,205,893
    Accrued compensation                                                  598,875                610,022
    Deferred revenue                                                      237,575                156,692
                                                               -------------------     ------------------
        Total Current Liabilities                                      17,172,645             14,773,343

Long-Term Obligations:
    Lease obligations, deferred gain and
      customer deposits                                                   234,922                668,039

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $0.001 par value; 10,000,000
      shares authorized; none issued                                           --                     --
    Common stock, $0.001 par value; 30,000,000
      shares authorized; shares issued and outstanding:
      9,739,537 and 9,471,612                                               9,740                  9,472
    Capital in excess of par value                                     41,093,976             39,655,212
    Cumulative other comprehensive income                                 180,879                180,879
    Accumulated deficit                                               (22,488,923)           (23,798,667)
                                                               -------------------    -------------------
       Total Stockholders' Equity                                      18,795,672             16,046,896
                                                               -------------------    -------------------
       Total Liabilities and Stockholders' Equity            $         36,203,239   $         31,488,278
                                                               ===================    ===================

                            Rentrak and Subsidiaries
                     Consolidated Statements of Operations


                                                                          For the Year Ended March 31,
                                                          ------------------------------------------------------------
                                                                2004                 2003                 2002
                                                          -----------------    -----------------    ------------------

                                                                                   (restated)           (restated)

Revenue                                                 $       78,132,413   $       85,884,262   $        96,021,254

Operating expenses:
    Cost of sales                                               60,090,493           71,347,003            71,912,971
    Selling and administrative                                  16,357,299           14,434,343            17,266,350
    Net gain from litigation settlements                                --             (361,847)           (1,563,153)
    Asset impairment                                                    --              844,041               424,177
                                                          -----------------    -----------------    ------------------
                                                                76,447,792           86,263,540            88,040,345
                                                          -----------------    -----------------    ------------------
Income (loss) from operations                                    1,684,621             (379,278)            7,980,909

Other income (expense):
    Interest income                                                244,252              204,283               195,628
    Interest expense                                               (11,584)             (25,009)              (17,598)
    Loss on investments                                                 --                   --              (231,820)
    Gain on Rentrak Japan transaction                                   --                   --             7,967,233
                                                          -----------------    -----------------    ------------------
                                                                   232,668              179,274             7,913,443
                                                          -----------------    -----------------    ------------------
Income (loss) from continuing operations
  before income taxes                                            1,917,289             (200,004)           15,894,352
Provision (benefit) for income taxes                               478,896              (55,528)            6,039,854
                                                          -----------------    -----------------    ------------------
Net income (loss) from continuing operations                     1,438,393             (144,476)            9,854,498
Loss from discontinued operations, net of tax
  benefit of $78,850, $357,094 and $485,884                       (128,649)            (582,627)             (792,757)
                                                          -----------------    -----------------    ------------------
Net income (loss)                                       $        1,309,744   $         (727,103)  $         9,061,741
                                                          =================    =================    ==================

Basic net income (loss) per share from
  continuing operations                                 $             0.15   $            (0.02)  $              0.95
Basic loss per share from discontinued
  operations                                                         (0.01)               (0.06)                (0.08)
                                                          -----------------    -----------------    ------------------
Basic net income (loss) per share                       $             0.14   $            (0.08)  $              0.87
                                                          =================    =================    ==================

Diluted net income (loss) per share from
  continuing operations                                 $             0.14   $            (0.02)  $              0.93
Diluted loss per share from discontinued
  operations                                                         (0.01)               (0.06)                (0.07)
                                                          -----------------    -----------------    ------------------
Diluted net income (loss) per share                     $             0.13   $            (0.08)  $              0.85
                                                          =================    =================    ==================

Shares used in per share calculations:
  Basic                                                          9,600,243            9,641,378            10,415,314
                                                          =================    =================    ==================
  Diluted                                                       10,118,679            9,641,378            10,612,773
                                                          =================    =================    ==================

                      Rentrak Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For The Years Ended March 31, 2004, 2003 and 2002


                                                                                     Cumulative
                                                                                        Other
                                       Common  Stock        Capital                Comprehensive              Deferred    Total
                                   ---------------------   In Excess      Notes       Income     Accumulated   Warrant Stockholders'
                                     Shares      Amount   of Par Value  Receivable    (Loss)      Deficit      Charge     Equity
                                   -----------  --------  ------------ ------------  --------  ------------  ---------  ------------

Balance previously reported at
March 31, 2001                     $12,235,621  $ 12,236  $ 52,471,599 $ (7,728,186) $(49,572) $(32,904,319) $(415,000) $11,386,758
Restatements                                --        --            --           --        --       771,014         --      771,014
                                   -----------  --------  ------------ ------------  --------  ------------  ---------  -----------
Balance at March 31, 2001
(restated)                          12,235,621    12,236    52,471,599   (7,728,186)  (49,572)  (32,133,305)  (415,000)  12,157,772

Comprehensive income (loss):
  Net income                                --        --            --           --        --     9,061,741         --    9,061,741
  Change in net unrealized gain
  (loss) on investment securities,
  net of tax                                --        --            --           --    49,572            --         --       49,572
  Cumulative translation adjustment
                                            --        --            --           --   180,453            --         --      180,453
                                                                                                                         ----------
                                                                                                                          9,291,766
Repurchase of common stock          (1,188,400)   (1,188)   (4,523,061)          --        --            --         --   (4,524,249)
Issuance of common stock under
 employee stock option plans           227,812       227       732,511           --        --            --         --      732,738
Issuance of common stock                87,000        87       136,473           --        --            --         --      136,560
Repurchase of common stock for
  cancellation of notes
  receivable                        (1,495,750)   (1,496)   (7,349,125)          --        --            --         --   (7,350,621)
Cancellation of notes receivable            --        --            --    7,350,621        --            --         --    7,350,621
Income tax benefit from stock
 option exercises                           --        --       261,819           --        --            --         --      261,819
Amortization of warrants                    --        --            --           --        --            --     60,000       60,000
                                   -----------  --------  ------------ ------------  --------  ------------  ---------  -----------
Balance at March 31, 2002
(restated)                           9,866,283     9,866    41,730,216     (377,565)  180,453   (23,071,564)  (355,000)  18,116,406

Comprehensive income (loss):
  Net loss                                  --        --            --           --        --      (727,103)        --     (727,103)
  Cumulative translation adjustment         --        --            --           --       426            --         --          426
                                                                                                                         ----------
                                                                                                                           (726,677)
Common stock issued pursuant to
 stock plans                           112,043       112       475,981           --        --            --         --      476,093
Common stock used to pay for
 option exercises                      (20,914)      (21)     (127,557)          --        --            --         --     (127,578)
Repurchase of common stock            (386,800)     (386)   (1,821,066)          --        --            --         --   (1,821,452)
Repurchase of common stock for
  cancellation of notes receivable     (99,000)      (99)     (377,466)          --        --            --         --     (377,565)
Cancellation of notes receivable            --        --            --      377,565        --            --         --      377,565
Income tax benefit from stock
 option exercises                           --        --        75,104           --        --            --         --       75,104
Retirement of warrants                      --        --      (300,000)          --        --            --         --     (300,000)
Amortization of warrants                    --        --            --           --        --            --    355,000      355,000
                                   -----------  --------  ------------ ------------  --------  ------------  ---------  -----------
Balance at March 31, 2003
(restated)                           9,471,612     9,472    39,655,212           --   180,879   (23,798,667)        --   16,046,896

Net income                                  --        --            --           --        --     1,309,744         --    1,309,744
Common stock issued pursuant to
stock plans                            285,519       286     1,161,399           --        --            --         --    1,161,685
Common stock used to pay for
option exercises                       (17,594)      (18)     (112,960)          --        --            --         --     (112,978)
Income tax benefit from stock
option exercises                            --        --       390,325           --        --            --         --      390,325
                                   -----------  --------  ------------ ------------  --------  ------------  ---------  -----------
Balance at March 31, 2004            9,739,537  $  9,740   $41,093,976 $         --  $180,879  $(22,488,923  $      --  $18,795,672
                                   ===========  ========   =========== ============  ========  ============  =========  ===========

                      Rentrak Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                       For the Year Ended March 31,
                                                            --------------------------------------------------
                                                                2004              2003               2002
                                                            -------------     --------------     -------------
                                                                                (restated)         (restated)
Cash flows from operating activities:
   Net income (loss)                                      $    1,309,744    $      (727,103)   $    9,061,741
   Adjustments to reconcile net income (loss) to net
     cash flows provided by operating activities:
         Loss on disposal of discontinued operations             128,649            582,627           792,757
         Loss (gain) on disposition of assets                    (94,951)            (3,654)          414,486
         Gain on Rentrak Japan transactions                           --                 --        (7,967,233)
         Tax benefit from stock option exercises                 390,325             75,104           261,819
         Loss of occupancy deposit on lease termination          400,000                 --                --
         Loss on write-down of property and equipment                 --            844,041           424,177
         Depreciation and amortization                           875,488          1,356,022         1,438,449
         Amortization of warrants                                     --            355,000            60,000
         Adjustment to allowance for doubtful accounts          (319,676)        (1,142,138)       (1,546,301)
         Retailer financing program reserves                          --                 --            50,000
         Deferred income taxes                                   (44,725)          (532,727)        4,951,566
         (Increase) decrease in:
            Accounts receivable                               (5,267,965)         2,947,040         1,334,662
            Advances to program suppliers                     (2,357,204)         1,210,641        (1,763,494)
            Income taxes receivable                               12,701            (11,085)          209,160
            Notes receivable and other current assets            760,627          1,528,395          (117,663)
         Increase (decrease) in:
            Accounts payable                                   2,646,082         (6,034,795)        1,723,513
            Accrued liabilities and compensation                (248,813)           (72,110)         (387,563)
            Deferred revenue and other liabilities              (284,213)            12,807        (1,308,341)
                                                            -------------     --------------     -------------
              Net cash provided by (used in)
                operating activities                          (2,093,931)           388,065         7,631,735

Cash flows from investing activities:
   Payments for purchase of property and equipment            (1,597,403)        (1,607,421)       (1,379,111)
   Proceeds from sale of investments                                  --                 --           161,513
   Net proceeds from sale of investment in Rentrak Japan              --                 --         2,509,500
   Proceeds from the sale of 3PF assets                          800,000                 --         1,000,000
   Payments received on note receivable                          451,169                 --                --
   Other assets, net                                             131,621           (128,943)          385,515
                                                            -------------     --------------     -------------
      Net cash provided by (used in) investing activities       (214,613)        (1,736,364)        2,677,417

Cash flows from financing activities:
   Net borrowings (payments) on line of credit                        --                 --        (1,917,705)
   Payments on capital lease obligation                          (68,021)           (62,342)          (57,136)
   Repurchase of common stock and warrants                            --         (2,121,452)         (633,749)
   Issuance of common stock                                    1,048,707            348,515           732,738
   Issuance of common stock to non-employees                          --                 --           136,560
                                                            -------------     --------------     -------------
     Net cash provided by (used in) financing activities         980,686         (1,835,279)       (1,739,292)
                                                            -------------     --------------     -------------

Increase (decrease) in cash and cash equivalents              (1,327,858)        (3,183,578)        8,569,860
Net cash provided by discontinued operations                          --          1,218,435           135,907

Cash and cash equivalents:
   Beginning of year                                          10,063,541         12,028,684         3,322,917
                                                            -------------     --------------     -------------
   End of year                                            $    8,735,683    $    10,063,541    $   12,028,684
                                                            =============     ==============     =============

Supplemental Cash Flow Information:
Cash paid during the period for interest                  $       10,830    $        27,846    $       27,329
Cash paid during the period for income taxes, net of
  refunds received                                                15,561             45,566           125,380

Supplemental Disclosure of Non-Cash Activity:
Change in unrealized gain on investmnet securities,
  net of tax                                              $           --    $            --    $       49,572
Forgiveness of note receivable for issuance
  of common stock                                                     --           (377,565)       (7,350,621)
Forgiveness of debt from Rentrak Japan                                --                 --           567,233


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

Revenue Recognition
We follow SOP 00-2, "Accounting by Producers or Distributors of Films," and recognize revenue when all of the following conditions are met:

      o  Persuasive evidence of an arrangement exists;
      o  The products have been delivered;
      o The license period has begun (which is referred to as the "street date" for a product);
      o  The arrangement fee is fixed or determinable;  and
      o  Collection of the arrangement fee is reasonably assured.

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

Program Supplier Reserves
We  have  entered  into  guarantee  contracts  with  certain  program  suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. The unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The program supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $4.5 million and $3.7 million, respectively, at March 31, 2004 and 2003.

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

Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by

SFAS No. 128, "Earnings per Share." Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for fiscal 2004, 2003 and 2002:

                                     Year Ended March 31,
                          -------------------------------------
                             2004          2003        2002
                          ----------   -----------  -----------

Basic EPS:
Weighted average
 number of shares of
 common stock
 outstanding             $ 9,600,243   $ 9,641,378  $10,415,314
Diluted EPS:
Effect of dilutive           518,436             -      197,459
stock options
                         -----------   -----------  -----------
                         $10,118,679   $ 9,641,378  $10,612,773
                         ===========   ===========  ===========

Options and warrants to purchase approximately 0.2 million, 2.0 million and 2.3 million shares of our common stock were outstanding at March 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares for the period.

Stock-Based Compensation
We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to SFAS No. 148 "Accounting for Stock-Based Compensation
- Transition and Disclosure," we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" as follows:

Year Ended March 31,                        2004          2003        2002
---------------------------------------  -----------  -----------  -----------
                                                        (restated) (restated)
Net income (loss), as reported          $  1,309,744  $  (727,103) $ 9,061,741
Deduct - total stock-based employee
  compensation expense determined
  under the fair value based method         (871,918)  (1,119,812)  (1,205,121)
  for all awards, net of related tax
  effects                                -----------    ---------  -----------
Net income (loss), pro forma            $    437,826  $(1,846,915) $ 7,856,620
                                         ===========  ===========  ===========
Net income (loss) per share - basic,    $       0.14  $     (0.08) $      0.87
 as reported                             ===========  ===========  ===========
Net income (loss) per share - basic,    $       0.05  $     (0.19) $      0.75
 pro forma                               ===========  ===========  ===========
Net income (loss) per share -           $       0.13  $     (0.08) $      0.85
 diluted, as reported                    ===========  ===========  ===========
Net income (loss) per share -           $       0.04  $     (0.19) $      0.74
 diluted, pro forma                      ===========  ===========  ===========

To  determine  the  fair  value  of  stock-based  awards  granted,  we used  the
Black-Scholes   option  pricing  model  and  the  following   weighted   average
assumptions:

Year Ended March 31,              2004           2003           2002
------------------------       ------------   ------------   ------------
Risk-free interest rate        3.09-4.62%     3.57-5.45%     4.08-5.47%
Expected dividend yield                0%             0%             0%
Expected lives                 5-10 years     5-10 years     5-10 years
Expected volatility                75.54%         77.69%         81.28%

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

Advertising Expense


Advertising costs are expensed as incurred. Direct expenses incurred totaled approximately $0.6 million, $1.1 million and $2.3 million, respectively, in fiscal 2004, 2003 and 2002. Reimbursements received for direct and indirect expenses totaled approximately $1.5 million, $3.0 million and $2.1 million, respectively, in fiscal 2004, 2003 and 2002.

The advertising reimbursements from Program Suppliers are contractually provided to the company to offset expenses incurred in maintaining ongoing marketing programs utilized by our Participating Retailers. A significant amount of these reimbursements are passed through to our Participating Retailers as the Company reimburses them for their direct expense of local advertising, such as newspaper or radio ads. In addition, the reimbursements offset expenses paid by us to third-party vendors in maintaining programs that indirectly assist Participating Retailers in these marketing efforts.

These reimbursements are based on contractual agreements. Contractual terms fluctuate by Program Supplier and the amount of reimbursement tends to be based on the performance of individual movie titles.

Reimbursements provided by a Program Supplier can be "accountable" or "unaccountable". The Program Supplier provides accountable amounts only to the extent that we provide documentary evidence of the funds paid either to our Participating Retailers directly or paid to third parties. Accountable reimbursements are recorded as a reduction of the same income statement line item, SG&A, in which the cost are recorded which typically occurs in the same accounting period. Unaccountable reimbursements are normally calculated and awarded on a fixed amount per unit of product shipped and do not require substantiation that any payments were made to promote marketing efforts. Unaccountable reimbursements are recognized when units of their associated product are shipped, which is when a majority of the direct or indirect marketing effort, and the corresponding expense is incurred, which typically occurs within the same reporting period. Unaccountable reimbursements under contracts that were entered into prior to December 31, 2002 are classified as reductions to SG&A on the income statement, while unaccountable reimbursements under contracts entered into or modified subsequent to December 31, 2002 were classified as reductions to cost of sales on the income statement in accordance with EITF 02-16.




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

Note 4.  Restatement

In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income
(loss). There were two general types of  misinterpretations  or misapplications:
(i) over reporting cost of sales and overstating assets and understating liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements in the amounts of $0.7 million and $0.8 million, respectively, in fiscal 2003 and 2002; and (ii) under reporting cost of sales and related liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier in the amounts of $0.9 million and $0.7 million, respectively, in fiscal 2003 and 2002.

The misstatement that resulted in over reporting our cost of sales and related liabilities was due to a misapplication of terms in one of our Program Supplier revenue sharing agreements. Our accounting methodology for recognizing revenues and associated expenses is based on the establishment of certain contractual terms and algorithms when a revenue sharing agreement is executed with a Program Supplier. These contractual terms are used in calculations on a transaction-by-transaction basis. In the course of our fiscal year 2004 audit, we discovered that some of these contractual terms were not established appropriately in our accounting system in accordance with the terms of the contract with this Program Supplier. Our accounting system had been inaccurately programmed with an algorithm that calculated the cost of sales and corresponding liability. This calculation misapplied a contractual term to certain items relating to that Program Supplier's product, which resulted in an overstatement of the liability to that Program Supplier. We have since modified our accounting system to establish the appropriate contractual terms for this Program Supplier. In addition, we have reviewed all key algorithms within our accounting system to ensure they are aligned with Program Supplier contractual terms.

The misstatement that resulted in under reporting of cost of sales and overstating assets and understating liabilities was due to the misinterpretation of contractual information in a revenue sharing agreement with one of our Program Suppliers. We believed we could offset prior guarantee shortages with future guarantee overages, based upon the contractual provisions. In reviewing the contractual agreement with members of operating personnel, the Accounting Department realized we had been misinterpreting those contractual provisions and that we are not permitted to offset prior guarantee shortages with future guarantee overages. We have since modified our accounting processes for this Program Supplier to include the appropriate guarantee liability calculation. Please note that our Critical Accounting Policies and Estimates disclosure as it relates to Program Supplier Reserves for contractual guarantees was accurately stated and was not affected by this restatement or process change.


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


                                Year Ended March 31, 2003
-------------------------------------------------------------------------------------

                                                         Income      Income
                                   Cost        Total      tax      (loss) from
(In thousands)                      of       operating  expense    continuing
                       Revenue     sales     expenses  (benefit)   operations  Net loss
                       --------  --------    --------  ---------   --------    ------
As previously reported $ 86,220  $ 71,315    $ 86,231  $      85   $     84    $ (498)
Adjustment for
misinterpretation and
misapplication of            --       239         239        (91)      (148)     (148)
contract
terms
SOP 00-2 revenue
recognition                (274)     (206)       (206)       (25)       (43)      (43)
adjustment
Underreporting of sales
 tax                        (62)       --          --        (24)       (38)      (38)
Rounding                     --        (1)         --         (1)         1         -
                       --------  --------    --------  ---------   --------    ------
As restated            $ 85,884  $ 71,347    $ 86,264  $     (56)  $   (144)    $(727)
                       ========  ========    ========  =========   ========     =====


After the above adjustments, our basic and diluted net loss per share for fiscal 2003 increased to $(0.08) per share compared to the previously reported basic and diluted net loss per share of $(0.05) as previously reported.

                             March 31, 2003
---------------------------------------------------------------------------

                                              Current
                       Accounts  Advances    deferred   Total
(In thousands)          receiv-  to Program    tax     current      Total
                         able    Suppliers    assets    assets      assets
--------------------   --------  --------    --------  --------    --------
As previously reported $  9,706  $    418    $  2,797  $ 25,496    $ 30,726
Adjustment for
 misinterpretation
 and misapplication
 of contract terms
     Current period          --      (586)         91      (495)       (495)
     Prior periods           --     1,999        (514)    1,485       1,485
SOP 00-2 revenue
 recognition adjustment
     Current period        (274)       --          25      (249)       (249)
     Prior periods           (3)       --          --        (3)         (3)
Underreporting of sales
  tax, current period        --        --          24        24          24
                       --------  --------    --------  --------    --------
As restated            $  9,429  $  1,831    $  2,423  $ 26,258    $ 31,488
                       ========  ========    ========  ========    ========


                                                                                         Total
                                                                             Total     liabilities
                                                     Total      Accumu-      stock-    and stock-
                          Accounts     Accrued      current      lated       holders'   holders'
(In thousands)             payable   liabilities  liabilities   deficit      equity      equity
-----------------         --------    -------      --------    ---------    --------    --------
As previously reported    $ 12,711    $ 1,144      $ 14,621    $ (24,409)   $ 15,437    $ 30,726
Adjustment for
 misinterpretation and
 misapplication of
 contract terms:
     Current period           (347)        --          (347)        (148)       (148)       (495)
     Prior periods             645         --           645          840         840       1,485
SOP 00-2 revenue
recognition adjustment:
     Current period           (206)        --          (206)         (43)        (43)       (249)
     Prior periods              (2)        --            (2)          (1)         (1)         (3)
Underreporting of sales
 tax, current period            --         62            62          (38)        (38)         24
                          --------    -------      --------    ---------    --------    --------
As restated               $ 12,801    $ 1,206      $ 14,773    $ (23,799)   $ 16,047    $ 31,488
                          ========    =======      ========    =========    ========    ========

                        Year Ended March 31, 2002
------------------------------------------------------------------------------------------------
                                                                             Income
                                       Cost          Total       Income       from
                                        of         operating      tax      continuing      Net
(In thousands)             Revenue     sales        expenses    expense    operations    income
                          --------    -------      --------    ---------    --------    --------
As previously reported    $ 95,994    $71,994      $ 88,122    $   5,998    $  9,787    $  8,994
Adjustment for
 misinterpretation
 and misapplication of
 contract terms                 --       (102)         (102)          39          63          63
SOP 00-2 revenue
 recognition                    27         21            21            2           4           4
 adjustment
Rounding                        --         --            (1)           1          --           1
                          --------    -------      --------    ---------    --------    --------
As restated               $ 96,021    $71,913      $ 88,040    $   6,040    $  9,854    $  9,062
                          ========    =======      ========    =========    ========    ========



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

The results of operations related to BlowOut Video were as follows:


                          Year Ended March 31,
                --------------------------------------
                   2004          2003          2002
                ----------    ----------    ----------
Revenue         $       --    $2,575,733    $6,620,165
Net loss        $ (128,649)   $ (582,627)   $ (792,757)
Net loss per
diluted share   $    (0.01)   $    (0.06)   $    (0.07)

Note 9.  Property and Equipment

Property and equipment consists of:
                                             March 31,
                                      ------------------------
                                         2004          2003
                                      ----------    ----------
Furniture,  fixtures  and  computer   $3,295,970    $3,522,614
equipment
Machinery and equipment                       --     1,235,533
Leasehold improvements                   594,527     1,063,752
Capitalized software                   1,910,499     1,198,032
                                      ----------    ----------
                                       5,800,996     7,019,931
Less accumulated depreciation and     (3,334,328)   (4,615,168)
amortization                          ----------    ----------
                                      $2,466,668    $2,404,763
                                      ==========    ==========

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


2005       $   502,822
2006           545,042
2007           304,229
2008           121,817
2009                --
             ---------
           $ 1,473,910
             =========

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

We discontinued this program in fiscal 2001. As of March 31, 2004 and 2003, we had invested or loaned a total of $6.6 million under the program and had provided reserves for the entire amount. These balances are included in other assets. The activity in the reserve account for the retailer financing program is as follows:

                                  Year Ended March 31,
                      ---------------------------------------
                          2004          2003          2002
                      -----------   -----------   -----------
Beginning balance     $ 6,530,754   $ 6,575,754   $ 6,598,514
Additions to reserve           --            --        50,000
Write-offs                     --            --            --
Recoveries                (31,422)      (45,000)      (72,760)
                      -----------   -----------   -----------
Ending balance        $ 6,499,332   $ 6,530,754   $ 6,575,754
                      ===========   ===========   ===========

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

Note 13.  Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:
                                            Year Ended March 31,
                                   -------------------------------------
                                      2004         2003         2002
                                   -----------  ----------  ------------
                                                (restated)    (restated)
U.S.                               $ 1,685,034  $ (497,059) $ 15,852,426
Non-U.S.                               232,255     297,055        41,926
                                   -----------  ----------  ------------
                                   $ 1,917,289  $ (200,004) $ 15,894,352
                                   ===========  ==========  ============

The provision (benefit) for income taxes from continuing operations is as follows:

                                            Year Ended March 31,
                                   -------------------------------------
                                       2004         2003         2002
                                   -----------  ----------  ------------
                                                  (restated)  (restated)
Current tax provision (benefit):   $            $           $
  Federal                                   --      45,001       309,585
  State                                 40,338          --        31,000
                                   -----------  ----------  ------------
                                        40,338      45,001       340,585
Deferred tax provision (benefit)       438,558    (100,529)    5,699,269
                                   -----------  ----------  ------------
                                   $   478,896  $  (55,528) $  6,039,854
                                   ===========  ==========  ============

The reported provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows:

                                            Year Ended March 31,
                                   -------------------------------------
                                       2004         2003         2002
                                   -----------  ----------  ------------
                                                (restated)   (restated)
Provision (benefit) computed at    $   651,878  $  (68,001) $  5,404,080
statutory rates
State taxes, net of federal             76,692      (8,000)      635,775
benefit
Amortization of warrants                    --     120,700        22,800
Amortization of intangibles           (121,522)   (121,522)     (121,522)
Change in valuation allowance          (78,968)         --            --
Other                                  (49,184)     21,295        98,721
                                   -----------  ----------  ------------
                                   $   478,896  $  (55,528) $  6,039,854
                                   ===========  ==========  ============

Deferred tax assets from continuing operations are comprised of the following components:
                                           March 31,
                                   -----------------------
                                      2004         2003
                                   -----------  ----------
                                                (restated)
Current deferred taxes:
  Allowance for doubtful accounts  $   189,205  $  241,643
  Program supplier reserves            487,773     501,120
  Foreign tax credit                        --      49,246
  Net operating loss carryforwards   1,167,124     779,432
  Unrealized loss on investments       118,785     118,785
  Deferred revenue                      90,279     145,043
  Deferred gain                         22,917          --
  Other                                186,103     587,769
                                   -----------  ----------
    Total current deferred taxes     2,262,186   2,423,038

Non-current deferred taxes:
  Depreciation                          32,207      53,479
  Retailer financing program           659,748     360,089
reserve
  Deferred gain                         40,991     127,995
  Net operating loss carryforwards     298,821     377,789
  Other                                366,714     352,520
Valuation allowance                   (298,821)   (377,789)
                                   -----------  ----------
    Total non-current deferred       1,099,660     894,083
taxes
                                   -----------  ----------
Total deferred taxes               $ 3,361,846  $3,317,121
                                   ===========  ==========

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

The table below summarizes the plans' activity:

                                        Options Outstanding
                                     --------------------------

                                                     Weighted
                                     Number of       Average
                                       Shares      Exercise Price
                                     ---------    -------------
Balance at March 31, 2001            1,664,689    $  4.07
Granted - option price = fair          403,000       3.29
market value
Exercised                             (227,812)      3.22
Canceled                              (210,453)      4.84
                                     ---------    -------------
Balance at March 31, 2002            1,629,424       3.97
Granted - option price = fair          519,350       5.50
market value
Granted - option price > fair          100,000       5.00
market value
Exercised                             (112,043)      4.18
Canceled                              (153,312)      4.02
                                     ---------    -------------
Balance at March 31, 2003            1,983,419       4.35
Granted - option price = fair          178,100       7.62
market value
Granted - option price > fair           80,000       6.89
market value
Exercised                             (285,519)      4.07
Canceled                               (40,218)      4.31
                                     ---------    -------------
Balance at March 31, 2004            1,915,782    $  4.86
                                     =========    =============

The following table summarizes information about stock options outstanding at March 31, 2004:

               Options Outstanding                      Options Exercisable
---------------------------------------------------   -----------------------
                               Weighted
                                Average     Weighted   Number of     Weighted
   Range of        Number      Remaining    Average     Shares       Average
   Exercise      Outstanding  Contractual   Exercise  Exercisable    Exercise
    Prices       at 03/31/04  Life (years)   Price   at 03/31/04      Price
 --------------  ----------   ----------  ---------   ----------  -----------
 $1.00 - $2.59     27,000         6.8       $2.188       12,000      $2.188
 $2.60 - $6.49  1,636,282         4.9       $4.434    1,203,201      $4.214
 $6.50 - $9.78    252,500         9.2       $7.903       55,000      $7.332
                ---------                             ---------
 $1.00 - $9.78  1,915,782         5.5       $4.860    1,270,201      $4.330
                =========                             =========

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

                    Number of    Aggregate
                     Shares      Purchase
                    Purchased     Price
                    ----------  ----------
Fiscal 2002          3,079    $  11,005
Fiscal 2003          1,213        5,740
Fiscal 2004            467        3,631

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

Note 15.  Commitments

Leases
We lease certain facilities and equipment under capital and operating leases expiring at various dates through 2007. Minimum lease payments over the term of the leases exceeding one year are as follows:



Year Ending March 31,              Capital     Operating
                                    Leases       Leases
-------------------------------   ----------  ------------
2005                              $  50,040   $   806,417
2006                                 41,700       791,828
2007                                     --       500,972
2008                                     --            --
2009                                     --            --
Thereafter                               --            --
                                  ---------   -----------
Total minimum lease payments         91,740   $ 2,099,217
                                              ===========
Less amount representing interest     7,264
                                  ---------
Net obligation under capital leases  84,476
Less current portion                 48,278
                                  ---------
Non-current portion               $  36,198
                                  =========

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

Certain financial data by segment is as follows:


                              Entertain-
                                 ment         Fulfillment       Other           Total
                             ------------    ------------    -----------    ------------
2004
-----------------------------
Sales to external customers  $ 73,508,114    $  4,624,299    $        --    $ 78,132,413
Inter-segment sales                    --         530,144             --         530,144
                             ------------    ------------    -----------    ------------
  Total sales                  73,508,114       5,154,443             --      78,662,557
Depreciation and amortization     875,488              --             --         875,488
Operating income  (loss)        3,059,159      (1,374,538)            --       1,684,621
Total assets                   35,099,308       1,263,931             --      36,363,239

2003 (restated)
---------------------
Sales to external customers  $ 70,618,422    $ 15,265,840    $        --    $ 85,884,262

Inter-segment sales                    --       2,114,704             --       2,114,704
                             ------------    ------------    -----------    ------------
  Total sales                  70,618,422      17,380,544             --      87,998,966
Depreciation and amortization     668,029         687,993             --       1,356,022

Operating income (loss)         2,895,526      (3,274,804)            --        (379,278)
Total assets                   26,563,834       4,924,444             --      31,488,278

2002 (restated)
---------------------
Sales to external customers  $ 74,283,760    $ 15,341,740    $ 6,395,754    $ 96,021,254
Inter-segment sales               218,204       2,180,137             --       2,398,341
                             ------------    ------------    -----------    ------------
  Total sales                  74,501,964      17,521,877      6,395,754      98,419,595
Depreciation and  amortization    497,673         940,776             --       1,438,449
Operating income (loss)         6,378,921      (3,858,411)     5,460,399       7,980,909
Total assets                   30,626,684       5,831,188      3,636,080      40,093,952


Revenue by service activity was as follows:

                             Year Ended March 31,
                      -------------------------------------
                         2004         2003         2002
                      -----------  -----------  -----------
                                    (restated)   (restated)
Order processing      $ 7,741,213  $14,745,470  $16,893,087
fees
Transaction fees       46,398,031  42,257,672    44,102,210
Sell-through fees      10,308,689    8,558,014    7,324,157
Communication fees      1,126,862    1,185,188    1,136,023
Fulfillment             4,624,299   15,265,840   15,341,740
Other                   7,933,319    3,872,078   11,224,037
                      -----------  -----------  -----------
                      $78,132,413  $85,884,262  $96,021,254
                      ===========  ===========  ===========

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

                            QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data, as restated, for each of the eight quarters in the two-year period ended March 31, 2004 is as follows:

                                         1st  Quarter    2nd Quarter(2)  3rd Quarter(2)  4th Quarter
                                         ------------    ------------    ------------   ------------
2004 (restated)
--------------
Revenue, as reported                     $ 18,698,424    $ 14,260,883    $ 19,402,730   $ 24,230,449
Adjustment for restatements(1)                215,948         342,849         981,130             --
                                         ------------    ------------    ------------   ------------
Revenue, as restated                       18,914,372      14,603,732      20,383,860     24,230,449
Income (loss) from operations, as reported     46,862      (2,204,623)      1,446,444      2,657,969
Adjustment for restatements(1)                 77,873         202,240        (542,144)            --
                                         ------------    ------------    ------------   ------------
Income (loss) from operations, as restated    124,735      (2,002,383)        904,300      2,657,969
Net income (loss):
  Continuing operations, as reported           59,676      (1,326,602)        921,174      2,053,164
    Adjustment for restatements(1)             70,918        (125,946)       (213,991)            --
                                         ------------    ------------    ------------   ------------
  Continuing operations, as restated          130,594      (1,452,548)        707,183      2,053,164
  Discontinued operations                          --              --        (128,649)            --
                                         ------------    ------------    ------------   ------------
                                         $    130,594    $ (1,452,548)   $    578,534   $  2,053,164
                                         ============    ============    ============   ============
Earnings (loss) per common share:
  Basic:
    Continuing operations, as reported   $       0.01    $      (0.14)   $       0.09   $       0.21
    Adjustment for restatements(1)                 --           (0.01)          (0.02)            --
                                         ------------    ------------    ------------   ------------
    Continuing operations, as restated           0.01           (0.15)           0.07           0.21
    Discontinued operations                        --              --           (0.01)            --
                                         ------------    ------------    ------------   ------------
      Net income (loss), as restated     $       0.01    $      (0.15)   $       0.06   $       0.21
                                         ============    ============    ============   ============
  Diluted:
    Continuing operations, as reported   $       0.01    $      (0.14)   $       0.09   $       0.20
        Adjustment for restatements(1)             --           (0.01)          (0.02)            --
                                         ------------    ------------    ------------   ------------
    Continuing operations, as restated           0.01           (0.15)           0.07           0.20
        Discontinued operations                    --              --           (0.01)            --
                                         ------------    ------------    ------------   ------------
      Net income (loss)                  $       0.01    $      (0.15)   $       0.06   $       0.20
                                         ============    ============    ============   ============
2003 (restated)
Revenue, as reported                     $ 22,427,441    $ 20,774,482    $ 21,279,830   $ 21,738,608
Adjustment for restatements(1)               (217,976)        102,118         (63,686)      (156,555)
                                         ------------    ------------    ------------   ------------
Revenue, as restated                       22,209,465      20,876,600      21,216,144     21,582,053
Income (loss) from operations, as reported    499,221         207,722        (493,931)      (223,381)
Adjustment for restatements(1)               (212,457)        116,828         240,674       (513,954)
                                         ------------    ------------    ------------   ------------
Income (loss) from operations, as restated    286,764         324,550        (253,257)      (737,335)
Net income (loss):
  Continuing operations, as reported          309,517         173,115        (299,195)       (99,189)
  Adjustment for restatements(1)             (131,723)         72,433         149,218       (318,652)
                                         ------------    ------------    ------------   ------------
  Continuing operations, as restated          177,794         245,548        (149,977)      (417,841)
  Discontinued operations                    (145,014)       (276,216)        (75,369)       (86,028)
                                         ------------    ------------    ------------   ------------
                                         $     32,780    $    (30,668)   $   (225,346)  $   (503,869)
                                         ============    ============    ============   ============
Earnings (loss) per common share:
  Basic:
    Continuing operations, as reported   $       0.03    $       0.02    $      (0.03)  $      (0.01)
    Adjustment for restatements(1)              (0.01)           0.01            0.02          (0.03)
                                         ------------    ------------    ------------   ------------
    Continuing operations, as restated           0.02            0.03           (0.01)         (0.04)
    Discontinued operations                     (0.02)          (0.03)          (0.01)         (0.01)
                                         ------------    ------------    ------------   ------------
      Net income (loss)                  $       0.00    $       0.00    $      (0.02)  $      (0.05)
                                         ============    ============    ============   ============
  Diluted:
    Continuing operations, as reported   $       0.03    $       0.02    $      (0.03)  $      (0.01)
    Adjustment for restatements(1)              (0.01)           0.01            0.02          (0.03)
                                         ------------    ------------    ------------   ------------
    Continuing operations, as restated           0.02            0.03           (0.01)         (0.04)
    Discontinued operations                     (0.02)          (0.03)          (0.01)         (0.01)
                                         ------------    ------------    ------------   ------------
      Net income (loss)                  $       0.00    $       0.00    $      (0.02)  $      (0.05)
                                         ============    ============    ============   ============

                                       45

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

                              1st Quarter    2nd Quarter     3rd Quarter     4th Quarter
                             ------------    ------------    ------------   ------------
2004
Revenue adjustment
SOP 00-2 revenue             $    215,948    $    (54,799)   $     23,595   $         --
 recognition adjustment
SOP 00-2 accounting for
 guarantees adjustment                 --         397,648         957,535             --
                             ------------    ------------    ------------   ------------
                             $    215,948    $    342,849    $    981,130   $         --
                             ============    ============    ============   ============
Operating income (loss) adjustment

Adjustment for
 misinterpretation and       $      9,370    $    152,312    $   (737,490)  $         --
 misapplication of contract
 terms
SOP 00-2 revenue                   68,503         (32,090)             97             --
 recognition adjustment
SOP 00-2 accounting for
 guarantees adjustment                 --          82,018         195,249            --
                             ------------    ------------    ------------   ------------
                             $     77,873    $    202,240    $   (542,144)  $         --
                             ============    ============    ============   ============
Net income adjustment
Adjustment for
 misinterpretation and       $      9,370    $    152,312    $   (737,490)  $         --
 misapplication of contract
 terms
SOP 00-2 revenue                   68,503         (32,090)             97             --
 recognition adjustment
SOP 00-2 accounting for
 guarantees adjustment                 --          82,018         195,249             --
Tax effect of adjustments          (6,955)       (328,186)        328,153
                             ------------    ------------    ------------   ------------
                             $     70,918    $   (125,946)   $   (213,991)  $         --
                             ============    ============    ============   ============
2003
Revenue adjustment
SOP 00-2 revenue             $   (217,976)   $    164,226    $    (63,686)  $   (156,555)
recognition adjustment
Underreporting of sales tax            --         (62,108)             --             --
                             ------------    ------------    ------------   ------------
                             $   (217,976)   $    102,118    $    (63,686)  $   (156,555)
                             ============    ============    ============   ============
Operating income (loss)
adjustment
Adjustment for
 misinterpretation and       $   (133,771)   $    116,422    $    258,350   $   (479,775)
 misapplication of contract
 terms
SOP 00-2 revenue                  (78,686)         62,514         (17,676)       (34,180)
 recognition adjustment
Underreporting of sales tax            --         (62,108)             --             --
                             ------------    ------------    ------------   ------------
                             $   (212,457)   $    116,828    $    240,674   $   (513,955)
                             ============    ============    ============   ============
Net income adjustment
Adjustment for
misinterpretation and        $   (133,771)   $    116,422    $    258,350   $   (479,775)
misapplication of contract
terms
SOP 00-2 revenue                  (78,686)         62,514         (17,676)       (34,180)
recognition adjustment
Underreporting of sales tax            --         (62,108)             --             --
Tax effect of adjustments          80,734         (44,395)        (91,456)       195,303
                             ------------    ------------    ------------   ------------
                             $   (131,723)   $     72,433    $    149,218   $   (318,652)
                             ============    ============    ============   ============

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

                               Rentrak Corporation
                        Valuation and Qualifying Accounts
                                   Schedule II


                                                       Write-Offs
                         Balance at     Additions       Charged                       Balance
                         Beginning    (Reductions)      Against                      at End of
                         of Period     to Reserve       Reserves       Recoveries     Period
                        -----------   ------------    ------------    -----------   -----------
Allowance for doubtful
accounts:
  Fiscal 2002           $ 2,090,075   $ (1,546,301)   $ (1,598,046)   $ 2,140,415   $ 1,086,143
  Fiscal 2003             1,086,143     (1,142,138)       (447,732)     1,251,866       748,139
  Fiscal 2004               748,139       (319,676)         (9,825)       420,484       839,122

Advances to and
guarantees with
Program Suppliers
reserve (restated)
  Fiscal 2002           $ 2,438,260   $  2,427,928    $ (1,792,316)   $   (26,654)  $ 3,047,218
  Fiscal 2003             3,047,218      2,749,841      (2,042,146)       (41,060)    3,713,853
  Fiscal 2004             3,713,853      2,059,159      (1,214,640)       (37,613)    4,520,759

Other current assets -
retailer financing
program reserve
  Fiscal 2002           $   838,435   $         --    $         --    $        --   $   838,435
  Fiscal 2003               838,435             --              --             --       838,435
  Fiscal 2004               838,435             --              --             --       838,435

Other assets -
retailer financing
program reserve
  Fiscal 2002           $ 5,760,079   $     50,000    $    (72,760)   $        --   $ 5,737,319
  Fiscal 2003             5,737,319             --         (45,000)            --     5,692,319
  Fiscal 2004             5,692,319             --         (31,422)            --     5,660,897


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

Management's conclusion that our disclosure controls and procedures were ineffective as of the end of the period covered by this report is based on our discovery of deficiencies in certain of our internal controls necessary to development of reliable financial statements. Some of these weaknesses related to the discovery that one of our employees had embezzled funds from us over a period of several years by exploiting weaknesses in our internal controls related to the segregation of duties within the accounting function. Other weaknesses related to the discovery of accounting errors as a result of the misinterpretation and misapplication by our internal accounting staff of certain terms in our revenue sharing agreements with program suppliers. Our outside auditor also advised us of certain organizational and resource deficiencies related to our processes for monitoring, analyzing and reporting on new accounting and reporting pronouncements, including our process for summarizing and externally reporting financial information. These deficiencies are discussed in more detail below, together with a description of the changes in our internal control over financial reporting which we began implementing during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have reviewed the internal controls, including the accounting, financial reporting and disclosure controls surrounding this fraud and have made improvements to such controls to help ensure against this type of activity in the future. Management has recently hired a new controller who will lead our efforts to improve our overall internal accounting controls. In particular, we have implemented, or are in the process of implementing, the following additional procedures and controls with respect to this embezzlement matter:

      o   All checks, upon receipt, are restrictively endorsed.
      o No employee, beyond the person(s) assigned to open and distribute the mail, is authorized to handle the mail in any manner.
      o   Only copies of checks are distributed for account coding.
      o   The income  tax  receivable  account  will be  reconciled  so that the receivable and payable for each tax jurisdiction can be tracked.
      o   A miscellaneous  cash receipts log has been established with copies of supporting documentation. The cash receipt transactions are reconciled to the bank statements during the bank reconciliation process by staff independent of the cash receipts function.
      o Segregation of duties within Finance and Accounting has been reviewed and necessary adjustments have been made, given our staffing size and composition.
      o All bank statements will be given to the Chief Financial Officer or Controller, who will independently review the information prior to its use by appropriate accounting staff.
      o All bank reconciliations will be reviewed monthly by the Chief Financial Officer or Controller and evidenced in writing.
      o All prepared journal entries will be reviewed by the Controller prior to entry in the accounting system.

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

We have implemented, or are in the process of implementing, the following additional procedures and controls to date with respect to these restatement matters: o All revenue-sharing agreement Program Supplier contract liability accounts will be comprehensively analyzed and reconciled on a monthly basis. The analyses and reconciliations will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing. o All revenue-sharing agreement Program Supplier guarantees will be comprehensively analyzed on a monthly basis. The analyses will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing.

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

We have implemented, or are in the process of implementing, the following procedures and controls with respect to this matter:

      o We have hired a new controller with assigned responsibilities to include: (i) the on-going research and identification of new accounting and reporting pronouncements; and (ii) the on-going research and identification of our external financial reporting responsibilities to assure our compliance with all professional and regulatory reporting and disclosure requirements.
      o Once identified, we will assess and evaluate the application of all new pronouncements in a timely manner and determine the correct accounting and reporting treatment. We will also provide our independent auditors the conclusions of our assessment and evaluation of these pronouncements when complete.
      o We are implementing a process to ensure that we research, identify and apply all external reporting and disclosure requirements in our external financial reporting.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of our independent auditors, are included on the pages indicated below:

                                                                        Page
                                                                        ----

   Report of Independent Registered Public Accounting Firm                21

   Consolidated Balance Sheets as of March 31, 2004 and 2003              22

   Consolidated Statements of Operations for the years ended
   March 31, 2004, 2003 and 2002                                          23

   Consolidated Statements of Stockholders' Equity for the years
   ended March 31, 2004, 2003 and 2002                                    24

   Consolidated Statements of Cash Flows for the years ended
   March 31, 2004, 2003 and 2002                                          25

   Notes to Consolidated Financial Statements                             26


The following schedule is filed herewith:
                                                                         Page
                                                                         ----
   Schedule II    Valuation and Qualifying Accounts                       47

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The exhibits required to be filed pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately follows the signature page of this report.

Reports on Form 8-K

None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2004        RENTRAK CORPORATION


                               By:/S/ F. Kim Cox
                                  ----------------------------------------------
                               F. Kim Cox
                               President

                               By:/s/ Mark L. Thoenes
                                  ----------------------------------------------
                               Mark L. Thoenes
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

 Exhibit
  Number   Exhibit Description
    3.1    Amended and  Restated  Articles of  Incorporation  and  amendments thereto. (1)
    3.2    1995 Restated Bylaws, as amended to date. (2)
   10.1* 1986 Second Amended and Restated Stock Option Plan and Forms of Stock Option Agreements. (3)
   10.2* Amendment to 1986 Second Amended and Restated Stock Option Plan dated May 19, 2000. (4)
   10.3* Employment Agreement with Christopher E. Roberts dated November 1, 2002. (8)**
   10.4* The 1997 Equity Participation Plan of Rentrak Corporation, as amended. (9)
   10.5* Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan. (10)
   10.6* Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan. (11)
   10.7 Revolving Line of Credit Agreement with Wells Fargo Bank dated June 15, 2002. (12)
   10.8 Amendment, dated June 16, 2003, to Revolving Line of Credit Agreement with Wells Fargo Bank, dated June 15, 2002. (13)
   10.9*   Employment Agreement with Mark L.  Thoenes dated January 1,  2001.
           (14)
   10.10* Employment Agreement with Timothy J. Erwin dated November 1, 2002. (15)**
   10.11 Rights Agreement dated as of May 18, 1995, between Rentrak Corporation and U.S. Stock Transfer Corporation. (16)
   10.12* Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (17)
   10.13* Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (18)
   10.14* Employment Agreement with Amir Yazdani dated July 1, 2001. (19) 10.15* Employment Agreement with Paul A. Rosenbaum dated October 1,
           2001. (20)
   10.16* The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (21)
   10.17* Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (22)
   10.18* Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (23)
   10.19* Third Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (24)
   10.20*  Letter   Agreement   between   Rentrak   Corporation   and  Disney
           Enterprises, Inc., dated November 15, 2002. (25)
   10.21* Employment Agreement with Ronald Giambra dated July 1, 2002. (26) 10.22* Amendment, dated June 1, 2003, to Employment Agreement dated July
           1, 2002, between Ronald Giambra and Rentrak Corporation. (28) 10.23* Employment Agreement between F. Kim Cox and Rentrak Corporation dated April 1, 2004. (29)
   10.24* Employment Agreement between Kenneth M. Papagan and Rentrak Corporation dated January 1, 2004. (30)
   10.25* Employment Agreement between Cathy Hetzel and Rentrak Corporation dated March 17, 2004. (31)
   21      List of Subsidiaries of Registrant. (32)
   23      Consent  of KPMG LLP,  independent  registered  public  accounting firm.
   31.1    Certification   of  Chief  Executive   Officer   pursuant  to  Rule
           13a-14(a).
   31.2    Certification   of  Chief  Financial   Officer   pursuant  to  Rule
           13a-14(a).
   32.1    Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C.
           Section 1350.
   32.2    Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.
           Section 1350.
   99.1    Description of Capital Stock of Rentrak Corporation. (27)

*  Management Contract or Compensatory Plan or Arrangement.
** Portions omitted pursuant to a request for confidentiality treatment filed with the Securities and Exchange Commission.

    1. Filed in Form S-3 Registration Statement, File No. 33-8511, filed on November 21, 1994.
    2.  Filed as Exhibit 3.1 to Form 10-Q filed on February 14, 2001.
    3.  Filed as Exhibit 10.1 to 1993 Form 10-K filed on June 28, 1993
        (File No. 0-15159).
    4.  Filed as Exhibit 10.30 to 2000 Form 10-K filed on June 29, 2000.
    8.  Filed as Exhibit 10.4 to Form 10-Q filed on February 14, 2003.
    9.  Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.
   10.  Filed as Exhibit 10.8 to 2003 Form 10-K filed on June 26, 2003.
   11.  Filed as Exhibit 10.9 to 2003 Form 10-K filed on June 26, 2003.
   12.  Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2003.
   13.  Filed as Exhibit 10.2 to Form 10-Q filed on August 13, 2003.
   14.  Filed as Exhibit 10.25 to 2001 Form 10-K filed on June 29, 2001.
   15.  Filed as Exhibit 10.3 to Form 10-Q filed on February 14, 2003.
   16.  Filed as Exhibit 4 to Form 8-K filed on June 5, 1995.
   17.  Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.
   18.  Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.
   19.  Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2001.
   20.  Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.
   21.  Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
   22.  Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.
   23.  Filed as Exhibit 10.31 to 2002 From 10-K filed on June 28, 2002.
   24.  Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.
   25.  Filed as Exhibit 99 to Form 8-K filed on November 18, 2002.
   26.  Filed as Exhibit 10.5 to Form 10-Q filed on February 14, 2003.
   27.  Filed as Exhibit 99 to 2001 Form 10-K filed on June 29, 2001.
   28.  Filed as Exhibit 10.26 to 2004 Form 10-K filed on July 14, 2004
   29.  Filed as Exhibit 10.27 to 2004 Form 10-K filed on July 14, 2004
   30.  Filed as Exhibit 10.28 to 2004 Form 10-K filed on July 14, 2004
   31.  Filed as Exhibit 10.29 to 2004 Form 10-K filed on July 14, 2004
   32.  Filed as Exhibit 21 to 2004 Form 10-K filed on July 14, 2004