Form 10-Q/A
period 2004-06-30
RENTRAK CORP
filed 2004-12-16
CIK 800458

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
    For the transition period from      to
                                   ----    -----

                         Commission file number: 0-15159


                               RENTRAK CORPORATION
             (Exact name of registrant as specified in its charter)

         Oregon                                       93-0780536
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 7700 NE Ambassador Place, Portland, Oregon             97220
(Address of principal executive offices)             (Zip Code)

               Registrant's telephone number, including area code:
                                  503-284-7581


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -- --   -------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes         No    X
                                                -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock $0.001 par value                     9,805,620
          (Class)                            (Outstanding at July 30, 2004)






===============================================================================

                            Explanation of Amendment

     We are filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A"), amending our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as originally filed on August 16, 2004 (the "Original 10-Q"), to clarify in Part I, Item 4 "Controls and Procedures" management's conclusion that our disclosure controls and procedures were ineffective at June 30, 2004 for the reasons described in that item.

     We are concurrently filing Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, originally filed on July 14, 2004.

     The following sections of this Form 10-Q/A have been revised from the Original 10-Q:

        o     Part I, Item 4     -    Controls and Procedures

        o     Part II, Item 6    -    Exhibits and Reports on Form 8-K

Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the Original 10-Q, August 16, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred since that date. For a discussion of more recent events and developments, please see our reports filed with the SEC since August 16, 2004.

                          RENTRAK CORPORATION FORM 10-Q

                                      INDEX



PART I - FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2004
         (unaudited)and March 31, 2004                                      *

         Condensed  Consolidated  Statements of Operations - Three
         Months Ended June 30, 2004 and 2003 (unaudited)                    *

         Condensed  Consolidated  Statements of Cash Flows - Three
         Months Ended June 30, 2004 and 2003 (unaudited)                    *

         Notes to Condensed Consolidated Financial Statements (unaudited)   *


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          *

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         *

Item 4.  Controls and Procedures                                            3


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                 *


Item 6.   Exhibits and Reports on Form 8-K                                  6

Signature                                                                   7


* Not included in Form 10-Q/A

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

     We have implemented, or are in the process of implementing, the following additional procedures and controls to date with respect to these restatement matters:

     o All revenue-sharing agreement Program Supplier contract liability accounts are being comprehensively analyzed and reconciled; these functions will be performed on a monthly basis. The analyses and reconciliations will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing.

     o All revenue-sharing agreement Program Supplier guarantees are being comprehensively analyzed; these functions will be performed on a monthly basis. The analyses will be reviewed and approved by the Controller and/or Chief Financial Officer, and evidenced in writing.

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

     o We are assessing and evaluating the application of all new pronouncements in a timely manner to determine the correct accounting and reporting treatment. We will provide our independent auditors with the conclusions of our assessment and evaluation of these pronouncements when complete.

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

                           PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


The following exhibits are filed with this Form 10-Q/A and this list is intended to constitute the exhibit index:


     31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

     31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(b) Reports on Form 8-K

We furnished one report on Form 8-K during the quarter ended June 30, 2004 as follows:

     o Dated June 29, 2004 and furnished June 30, 2004, pursuant to Items 9 and 12 of Form 8-K, regarding the filing of Form 12b-25 and the announcement of financial results for the fiscal year ended March 31, 2004.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:   December 15, 2004               RENTRAK CORPORATION



                                        By:/s/ Mark L. Thoenes
                                        ---------------------------------------
                                        Mark L. Thoenes
                                        Senior Vice President and
                                        Chief Financial Officer