Form 10-Q
period 2004-12-31
RENTRAK CORP
filed 2005-02-14
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,329,994
(Class)	(Outstanding at January 31, 2005)

RENTRAK CORPORATION
FORM 10-Q
INDEX

Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2004	March 31, 2004 (1)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,210,464	$8,735,683
Accounts receivable, net of allowances for doubtful accounts of $935,256 and $839,122	15,850,554	15,389,867
Advances to program suppliers, net of program supplier reserves of $4,326,284 and $4,520,729	1,709,436	4,188,222
Income tax receivable	87,435	68,384
Deferred income tax assets	1,772,387	2,262,186
Other current assets	1,059,910	1,160,952
Total Current Assets	38,690,186	31,805,294

Property and Equipment, net	3,038,507	2,466,668
Deferred Income Tax Assets	208,566	1,099,660
Other Assets	962,829	831,617
Total Assets	$42,900,088	$36,203,239

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,395,974	$15,446,818
Accrued liabilities	1,411,726	889,377
Accrued compensation	1,114,541	598,875
Deferred revenue	445,250	237,575
Total Current Liabilities	15,367,491	17,172,645

Long-Term Obligations:
Lease obligations and deferred gain	101,718	234,922

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; shares issued and outstanding: 10,297,776 and 9,739,537	10,298	9,740
Capital in excess of par value	45,245,936	41,093,976
Accumulated other comprehensive income	180,879	180,879
Accumulated deficit	(18,006,234)	(22,488,923)
Total Stockholders’ Equity	27,430,879	18,795,672
Total Liabilities and Stockholders’ Equity	$42,900,088	$36,203,239

(1) Derived from the Company’s March 31, 2004 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
		(restated)		(restated)

Revenue	$22,821,083	$20,383,860	$75,151,870	$53,901,964

Operating expenses:
Cost of sales	15,500,652	15,647,821	54,137,950	42,572,315
Selling and administrative	5,132,430	3,831,739	13,901,834	12,302,997
	20,633,082	19,479,560	68,039,784	54,875,312
Income (loss) from operations	2,188,001	904,300	7,112,086	(973,348)

Other income (expense):
Interest income	92,464	41,025	203,121	163,892
Interest expense	(2,543)	(2,415)	(4,839)	(10,240)
	89,921	38,610	198,282	153,652

Income (loss) before income taxes	2,277,922	942,910	7,310,368	(819,696)
Provision (benefit) for income taxes	990,837	235,727	2,827,679	(204,925)
Income (loss) from continuing operations	1,287,085	707,183	4,482,689	(614,771)
Loss from discontinued operations, net of tax benefit of $78,850	—	(128,649)	—	(128,649)
Net income (loss)	$1,287,085	$578,534	$4,482,689	$(743,420)

Basic net income (loss) per share from continuing operations	$0.13	$0.07	$0.46	$(0.06)
Basic loss per share from discontinued operations	—	(0.01)	—	(0.01)
Basic net income (loss) per share	$0.13	$0.06	$0.46	$(0.08)

Diluted net income (loss) per share from continuing operations	$0.12	$0.07	$0.43	$(0.06)
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) per share	$0.12	$0.06	$0.43	$(0.08)

Shares used in per share calculations:
Basic	9,932,022	9,630,830	9,850,686	9,563,752
Diluted	10,605,900	10,262,980	10,465,355	9,563,752

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended December 31,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income (loss)	$4,482,689	$(743,420)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	128,649
Gain on sale of assets	(1,400)	(94,951)
Tax benefit from stock option exercises	256,066	313,007
Loss on write-down of occupancy deposit	—	400,000
Depreciation and amortization	818,782	628,848
Adjustment to allowance for doubtful accounts	96,134	(305,767)
Deferred income taxes	1,380,893	(596,780)
(Increase) decrease in:
Accounts receivable	(556,821)	(3,035,508)
Advances to program suppliers	2,478,786	(1,399,786)
Income taxes receivable	(19,051)	(61,718)
Other current assets	107,081	789,959
Increase (decrease) in:
Accounts payable	(3,050,844)	325,864
Accrued liabilities and compensation	1,038,015	(183,772)
Deferred revenue and other liabilities	102,523	(119,083)
Net cash provided by (used in) operating activities	7,132,853	(3,954,458)

Cash flows from investing activities:
Purchase of property and equipment	(1,352,788)	(1,223,810)
Purchase of common stock	(475,000)	—
Proceeds from sale of assets	1,400	800,000
Note receivable payments received	299,916	273,354
Other assets, net	—	133,177
Net cash used in investing activities	(1,526,472)	(17,279)

Cash flows from financing activities:
Payments on capital lease obligation	(28,052)	(38,957)
Issuance of common stock	3,896,452	870,803
Net cash provided by financing activities	3,868,400	831,846

Increase (decrease) in cash and cash equivalents	9,474,781	(3,139,891)

Cash and cash equivalents:
Beginning of year	8,735,683	10,063,541
End of period	$18,210,464	$6,923,650

Supplemental cash flow information:
Cash paid during the period for interest	$4,839	$9,408
Cash paid during the period for income taxes, net	258,919	61,718

Non-cash transactions
Forgiveness of note receivable in exchange for stock	$—	$(377,565)
Disposal of property and equipment through finance lease	—	900,000

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and nine-month periods ended December 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2004 Annual Report to Shareholders.

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

Note 2.  Restatement

In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements. These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income (loss).  There were two general types of misinterpretations or misapplications: (i) understating cost of sales and related liabilities due to the misapplication of certain terms in our Program Supplier revenue sharing agreements in the amount of $0.5 million in the third quarter of fiscal 2004.  These amounts were overstated in the first six months of fiscal 2004, resulting in no net effect for the nine months ended December 31, 2004; and (ii) understating cost of sales and related liabilities due to the misuse of contract information in recognizing our guarantees to one Program Supplier in the amount of $0.4 million and $0.8 million in the third quarter and first nine months of fiscal 2004, respectively.

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

The restatements did not affect cash flows from operations, investing activities or financing activities in any reporting period.  We have restated our results of operations for our three and nine-month periods ended December 31, 2003 as follows:

Three months ended December 31, 2003	Revenue	Income (loss) from operations	Net income (loss) from continuing operations	Net income (loss)	Diluted earnings (loss) per share
As previously reported	$19,402,730	$1,446,444	$921,174	$792,525	$0.08
Adjustment for misinterpretation and misapplication of contract terms	—	(737,490)	(737,490)	(737,490)	(0.07)
SOP 00-2 revenue recognition adjustment	23,595	97	97	97	—
SOP 00-2 accounting for guarantees adjustment	957,535	195,249	195,249	195,249	0.02
Tax effects of adjustments	—	—	328,153	328,153	0.03
	$20,383,860	$904,300	$707,183	$578,534	$0.06

Nine months ended December 31, 2003	Revenue	Income (loss) from operations	Net income (loss) from continuing operations	Net income (loss)	Diluted earnings (loss) per share
As previously reported	$52,362,037	$(711,317)	$(345,752)	$(474,401)	$(0.05)
Adjustment for misinterpretation and misapplication of contract terms	—	(575,808)	(575,808)	(575,808)	(0.06)
SOP 00-2 revenue recognition adjustment	184,744	36,509	36,509	36,509	—
SOP 00-2 accounting for guarantees adjustment	1,355,183	277,268	277,268	277,268	0.03
Tax effects of adjustments	—	—	(6,988)	(6,988)	—
	$53,901,964	$(973,348)	$(614,771)	$(743,420)	$(0.08)

Note 3.  Net Income (Loss) Per Share

Basic net income per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Basic and diluted EPS are the same for the nine month period ended December 31, 2003 as we incurred a net loss in that period and the effect of the common stock equivalents was anti-dilutive. Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2004	2003	2004	2003
Basic EPS:
Weighted average number of shares of common stock outstanding	9,932,022	9,630,830	9,850,686	9,563,752
Diluted EPS:
Effect of dilutive stock options and warrants	673,878	632,150	614,669	—
	10,605,900	10,262,980	10,465,355	9,563,752

Options not included in diluted EPS since they were antidilutive	4,000	14,000	29,000	1,740,000

Note 4.  Business Segments, Significant Suppliers and Major Customers

Previously, we classified our services in three segments: PPT (Entertainment), 3PF (Fulfillment) and Other. Other services included amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan.  Beginning with the quarter ended March 31, 2004, we operate in one business segment, Entertainment (previously referred to as our PPT segment). Certain information by segment for the three and nine-month periods ended December 31, 2003 is as follows:

Three months ended December 31, 2003 (restated)	Entertainment	Fulfillment	Total
Total revenue	$20,383,860	$—	$20,383,860
Inter-segment revenue	—	—	—
Revenue from external customers	20,383,860	—	20,383,860
Depreciation and amortization	259,394	(6,736)	252,658
Income from operations	$373,444	$530,856	$904,300

Nine months ended December 31, 2003 (restated)	Entertainment	Fulfillment	Total
Total revenue	$49,277,665	$5,154,443	$54,432,108
Inter-segment revenue	—	(530,144)	(530,144)
Revenue from external customers	49,277,665	4,624,299	53,901,964
Depreciation and amortization	615,377	13,471	628,848
Income (loss) from operations	$334,981	$(1,308,329)	$(973,348)

As of December 31, 2004, we had a receivable of approximately $0.8 million relating to a financing lease with a former fulfillment customer payable in monthly installments.

During the three and nine-month periods ended December 31, 2004, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	Three month period ended December 31, 2004	Nine month period ended December 31, 2004

Program Supplier 1	28%	48%
Program Supplier 2	20%	11%
Program Supplier 3	14%	*

During the three and nine-month periods ended December 31, 2003, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	Three month period ended December 31, 2003	Nine month period ended December 31, 2003

Program Supplier 1	34%	14%
Program Supplier 2	13%	13%
Program Supplier 3	13%	13%
Program Supplier 4	*	16%

*                 Less than 10%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three or nine-month periods ended December 31, 2004 or 2003.  Although management does not believe that the relationships with the significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition, results of operations and liquidity.

We had one customer that accounted for 25% of our total revenue in the nine-month period ended December 31, 2004.  The agreement with this customer expired in September 2004 (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends).  There were no other customers that accounted for 10% or more of our total revenue in the three or nine-month periods ended December 31, 2004 or 2003.

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

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2004	2003	2004	2003
		(restated)		(restated)
Net income (loss), as reported	$1,287,085	$578,534	$4,482,689	$(743,420)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(198,349)	(231,493)	(639,609)	(616,951)
Net income (loss), pro forma	$1,088,736	$370,041	$3,843,080	$(1,360,371)

Net income (loss) per share – basic, as reported	$0.13	$0.06	$0.46	$(0.08)

Net income (loss) per share – basic, pro forma	$0.11	$0.04	$0.39	$(0.14)

Net income (loss) per share – diluted, as reported	$0.12	$0.06	$0.43	$(0.08)

Net income (loss) per share – diluted, pro forma	$0.10	$0.04	$0.37	$(0.14)

To determine the fair value of stock-based awards granted during the quarters shown above, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended December 31,	2004	2003
Risk-free interest rate	4.17% - 4.58%	3.61% - 4.27%
Expected dividend yield	—	—
Expected lives	6.36 - 7.24 years	7.06 years
Expected volatility	72.05% - 74.98%	77.03% - 77.45%

Note 6.  Line of Credit

At December 31, 2004 we still maintained a secured revolving line of credit for $2.0 million, which expired September 1, 2004, but was extended, pursuant to its terms, through January 3, 2005.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2.0 million; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ended December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end; and (3) achievement of specified current and leverage financial ratios.  Based upon the financial results reported as of, and for the fiscal quarter ended December 31, 2004, we determined that we were in compliance with the financial covenants as of December 31, 2004.   At December 31, 2004, we had no outstanding borrowings under this agreement.

Effective January 3, 2005 we renewed this line, with a maturity of December 1, 2005, under many similar terms.  Under this renewal, the principal amount of the line of credit was increased to $6.0 million.  Interest on the line of credit remains consistent at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line continues to be secured by substantially all of our assets. The terms of the renewed credit agreement also include certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter beginning with the quarter ending March 31, 2005 of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.

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

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter. The employee admitted to embezzling funds from us. It was determined that the employee had been embezzling funds from 1998 through 2003, in amounts totaling approximately $570,000.  The investigation of this matter is complete.  Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal 2004 or prior years.  We have secured certain assets belonging to this employee, which, in conjunction with insurance proceeds, provided us with recoveries of approximately $430,000 in the nine month period ending December 31, 2004, and were recorded as a reduction of selling and administrative expense.  We have incurred a total of approximately $173,000 of legal and other professional fees related to this matter through December 2004, and do not expect to incur any additional fees before the matter is resolved.  We have updated our system of internal controls, as described more fully in Item 4 below, in an effort to prevent such occurrences in the future.

Note 8.  Securities Purchase Agreement

In November 2004, we entered into a securities purchase agreement to purchase common stock of, and a professional services agreement to receive software development and support services from, a privately held company that develops and provides information technology solutions for clients in various entertainment industry market segments.  We have paid $25,000 under the professional services agreement and may incur an additional $25,000 expenditure in the future.

The purchase of the securities for $475,000 was comprised of two elements.  The first element, which totaled $356,250, was paid upon execution of the agreement in November 2004.  The remaining $118,750 was placed in an escrow account pending completion of additional software development. This escrow will not be released until we approve the additional software development.  In the event this development is not completed, the money will be returned to us.  We believe that the development will be completed and the investment finalized before our fiscal year end of March 31, 2005. Our purchase of the common stock, when completed, will represent 4% of the outstanding stock of this company.  This investment is carried at historical cost and will be evaluated quarterly for impairment.

Note 9.  Sale of Securities

On December 21, 2004, we sold 308,200 shares of our common stock to Mr. Mark Cuban in a privately-negotiated, arms-length transaction for $9.00 per share.  Total proceeds totaled $2.8 million and will be used for general working capital requirements, including development of our business intelligence services.  In addition to the 308,200 shares purchased from us, Mr. Cuban purchased an additional 191,800 shares of our common stock at $9.00 per share from eight of our executive officers.  All 500,000 shares purchased by Mr. Cuban are restricted securities and subject to a one-year holding period pursuant to Rule 144 under the Securities Act of 1933.  Mr. Cuban has demand registration rights after the one-year holding period in the event that he is not able to sell them pursuant to Rule 144 at that time.

Note 10.  New Accounting Pronouncement – Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our second quarter of fiscal 2006. See Note 5 Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report, for the pro forma effects of how we believe SFAS No. 123R would have affected results of operations in the three and nine month periods ended December 31, 2004 and 2003.  We do not believe SFAS No. 123R will have any effect on our cash flows.

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

Our base of Participating Retailers continues to be strong.  We have one Participating Retailer that accounted for 17% of PPT revenues in the fiscal year ended March 31, 2004 and 25% in the nine-month periods ended December 31, 2004. Our agreement with this Participating Retailer expired in September 2004. The associated PPT revenue from that Participating Retailer’s rentals is expected to continue to decline from $1.9 million for the three months ending December 31, 2004 to approximately $0.5 million for the three months ending March 31, 2005.  We are also implementing strategies for obtaining new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings.  We are also continually seeking to develop business relationships with new Program Suppliers.  In September 2003, we entered into a combined VHS/DVD revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier in the three and nine-month periods ended December 31, 2004, representing 28% and 48%, respectively, of our total revenues for the periods.  Additionally, a second Program Supplier represented 20% and 11%, respectively, of our total revenues for the three and nine-month periods ended December 31, 2004 and a third represented 14% of our total revenues for the nine-month period ended December 31, 2004.  As is typical of our agreements with Program Suppliers, our relationship with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

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

In March 2004, we announced an agreement with Comcast Cable, a division of Comcast Corporation, the country’s leading cable and broadband communications provider, to conduct a twelve-month pilot trial of OnDemand Essentials, a system created for measuring and reporting anonymous video on demand (“VOD”) usage data. The trial began in May 2004 and, we believe, will be critical to developing our capability to provide more efficient and accurate VOD usage measurement.  Additionally, in July 2004, we announced an agreement with Insight Communications, the country’s ninth largest cable operator, to begin a multi-market twelve-month pilot trial using OnDemand Essentials in September 2004.  We believe that this pilot will be important in helping to form our programming decisions and future VOD strategy.  Both the Comcast and Insight trials are proceeding well and we are currently processing over 17 million VOD transactions weekly. In July 2004, we announced our first content provider agreement with Music Choice and are working with them to develop anonymous profiling reports from their set top box application, My Music Choice, which allows the consumer to program their own VOD Channel.

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

•                  charges for Internet services provided by our subsidiary, formovies.com, Inc.; and

•                  fulfillment revenue in fiscal 2004 (ceased operations July 31, 2003).

Results of Operations

	Three Months Ended December 31, (1)
	2004		2003 (restated) (2)
	Dollars	% of revenues	Dollars	% of revenues
Revenues:
Order processing fees	$1,407,415	6.1%	$1,612,617	7.9%
Transaction fees	12,938,293	56.7	13,575,714	66.6
Sell-through fees	5,117,244	22.4	2,807,424	13.8
Communication fees	246,305	1.1	268,530	1.3
Other	3,111,826	13.6	2,119,575	10.4
	22,821,083	100.0	20,383,860	100.0
Operating expenses:
Cost of sales	15,500,652	67.9	15,647,821	76.8
Selling and administrative	5,132,430	22.5	3,831,739	18.8
	20,633,082	90.4	19,479,560	95.6
Income from operations	2,188,001	9.6	904,300	4.4
Other income (expense):
Interest income	92,464	0.4	41,025	0.2
Interest expense	(2,543)	—	(2,415)	—
	89,921	0.4	38,610	0.2
Income from continuing operations before income tax provision (benefit)	2,277,922	10.0	942,910	4.6
Income tax provision (benefit)	990,837	4.3	235,727	1.2
Income from continuing operations	1,287,085	5.6	707,183	3.5
Loss from discontinued operations, net of tax	—	—	(128,649)	(0.6)
Net income	$1,287,085	5.6%	$578,534	2.8%

	Nine Months Ended December 31, (1)
	2004		2003 (restated) (2)
	Dollars	% of revenues	Dollars	% of revenues
Revenues:
Order processing fees	$3,603,210	4.8%	$6,183,229	11.5%
Transaction fees	49,102,192	65.3	30,157,015	55.9
Sell-through fees	13,261,590	17.7	6,833,707	12.7
Communication fees	741,628	1.0	867,129	1.6
Fulfillment	—	—	4,624,299	8.6
Other	8,443,250	11.2	5,236,585	9.7
	75,151,870	100.0	53,901,964	100.0
Operating expenses:
Cost of sales	54,137,950	72.0	42,572,315	79.0
Selling and administrative	13,901,834	18.5	12,302,997	22.8
	68,039,784	90.5	54,875,312	101.8
Income (loss) from operations	7,112,086	9.5	(973,348)	(1.8)
Other income (expense):
Interest income	203,121	0.3	163,892	0.3
Interest expense	(4,839)	—	(10,240)	—
	198,282	0.3	153,652	0.3
Income (loss) from continuing operations before income tax provision (benefit)	7,310,368	9.7	(819,696)	(1.5)
Income tax provision (benefit)	2,827,679	3.8	(204,925)	(0.4)
Income (loss) from continuing operations	4,482,689	6.0	(614,771)	(1.1)
Loss from discontinued operations, net of tax	—	—	(128,649)	(0.2)
Net income (loss)	$4,482,689	6.0%	$(743,420)	(1.4% )

(1)          Percentages may not add due to rounding.

(2)          The three and nine month periods ended December 31, 2003 have been restated for certain errors.  See Note 2 of Notes to Condensed Consolidated Financial Statements.  In addition, certain expenses were reclassified from selling and administrative to cost of sales.

Revenue

Revenue increased $2.4 million, or 12.0%, to $22.8 million in the three months ended December 31, 2004 (the third quarter of fiscal 2005) compared to $20.4 million in the third quarter of fiscal 2004 and increased $21.2 million, or 39.4%, to $75.2 million in the nine-month period ended December 31, 2004 compared to $53.9 million in the nine-month period ended December 31, 2003. Increases in sell-through fees, as well as increases in our Essentials™ and DRS service offerings, contributed to the increases in revenue in both the three and nine-month periods ended December 31, 2004.  In addition, transaction processing

fees increased in the nine-month period.   The increases in transaction processing and sell-through fees were due in large part to a relationship with a major Program Supplier beginning in September 2003. The increases were offset in part by decreases in order processing fees, which resulted from changes to our output programs as discussed below. In addition, the nine-month period ended December 31, 2004 was affected by a $4.6 million decrease in revenue related to our fulfillment business, which ceased operations as of July 31, 2003.

Order processing fees decreased $0.2 million, or 12.7%, and $2.6 million, or 41.7%, in the three and nine-month periods ended December 31, 2004 compared to the same periods of the prior year due to PPT “output programs” and other PPT programs under which we agreed with the Program Supplier to charge a lower, or no, order processing fee in exchange for the Participating Retailers’ commitment to order an increased total number of Units of all the Program Suppliers’ titles. The 18% decrease in total Units shipped during the three-month period ended December 31, 2004 compared to the same period of the prior year is attributable to the expiration of a contract with one of our Participating Retailers. These output programs, along with a new combined VHS/DVD revenue sharing program with a new major Program Supplier, contributed to a 60% increase in total Units shipped during nine-month period ended December 31, 2004 compared to the same period of the prior year.  This increase in volume was offset by a decrease in the per unit fee charged for order processing.

Transaction fees decreased $0.6 million, or 4.7%, and increased $18.9 million, or 62.8%, in the three and nine-month periods ended December 31, 2004 compared to the same periods of the prior year.   The decrease in the three-month period resulted from the expiration of a contract with one of our Participating Retailers.  The increase in the nine-month period was primarily due to the increased number of rental transactions at our Participating Retailers from our output programs that were rented to their customers.

Sell-through fees increased $2.3 million, or 82.3%, and $6.4 million, or 94.1%, in the three and nine-month periods ended December 31, 2004 compared to the same periods of the prior year. The increases in sell-through fees were primarily due to the new combined VHS/DVD revenue sharing program with a new major Program Supplier noted above, as well as the overall increase in Units shipped.

Other revenue primarily includes revenue related to our DRS services and our Essential™ business intelligence services offerings. Increases in other revenue in the three and nine-month periods ended December 31, 2004 compared to the same periods of the prior year included increases of approximately $0.7 million and $1.9 million, respectively, in DRS revenues and increases of $0.4 million and $1.4 million, respectively, in revenues from our Essential™ business intelligence services offerings.  Revenues related to our Essential™ business intelligence service offerings have increased primarily due to our continued investment in and marketing of these offerings, as well as new studio contracts. Our DRS revenue has increased due to an increase in transactions during the current period for certain studios under existing contracts compared to the prior period.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs and costs associated with certain Essential™ business intelligence service offerings. These expenditures represent the direct costs to produce revenues.  Order processing costs, transaction costs and sell through costs represent the amounts due the Program Suppliers that hold the distribution rights to the Units.  Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. A portion of the Essential™ business intelligence service offerings costs represent costs associated with the operation of a call center.

Cost of sales decreased $0.1 million, or 0.9%, to $15.5 million in the third quarter of fiscal 2005 compared to $15.6 million in the third quarter of fiscal 2004 and increased $11.6 million, or 27.2%, to $54.1 million in the nine-month period ended December 31, 2004 compared to $42.6 million in the nine-month period ended December 31, 2003.  Cost of sales as a percentage of revenue was 67.9% and 72.0%, respectively, in the three and nine-month periods ended December 31, 2004 compared to 76.8% and 79.0%, respectively, in the same periods of the prior year.  The increase in cost of sales in the nine-month period was primarily due to the increase in revenues discussed above. The decreases in cost of sales as a percentage of revenue were primarily due to ceasing fulfillment operations in July 2003, which had lower margins, as well as to revenue from our higher-margin Essentials™ business service offerings increasing as a percentage of our total revenue.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $1.3 million, or 33.9%, to $5.1 million in the third quarter of fiscal 2005 compared to $3.8 million in the third quarter of fiscal 2004 and increased $1.6 million, or 13.0%, to $13.9 million in the nine-month period ended December 31, 2004 compared to $12.3 million in the nine-month period ended December 31, 2003.

Increases in selling and administrative expenses in the three and nine-month periods ended December 31, 2004 compared to the same periods of the prior fiscal year were primarily due to our continued investment in the development and marketing of our Essentials™ business service offerings noted above, as well as the accrual of $300,000 in fiscal 2005 for estimated bonuses, increased corporate professional services related to legal fees and Sarbanes-Oxley Act Section 404 compliance work.  These increases were offset by a corresponding reduction in expenses associated with our fulfillment segment, which ceased operations in July 2003, and recoveries from the embezzlement matter. As a percentage of revenues, selling and administrative expenses were 22.5% and 18.5%, respectively, for the three and nine-month periods ended December 31, 2004 compared to 18.8% and 22.8% for the same periods in the prior year.

Other Income (Expense)

Interest income includes $54,000 and $123,000 in the three and nine-month periods ended December 31, 2004, respectively, of interest earned on a note receivable due from one of our fulfillment clients, which was issued in June 2002.   The comparable amounts for the prior year were $16,000 and $87,000, respectively.

Income Taxes

Our effective tax rate was 38.7% and 25.0%, respectively, in the nine-month periods ended December 31, 2004 and 2003.  The rate in the nine-month period ended December 31, 2003 was affected by a change in valuation allowance, which is not expected in the current fiscal year. Additionally, the remaining permanent differences are primarily fixed amounts and, as our pretax income has increased in the nine-month period ended December 31, 2004 compared to the nine-month period ended December 31, 2003, these differences have a lower effect on our overall tax rate.

Discontinued Operations

In January 2004, we were notified by the purchaser of a portion of BlowOut Video’s operations of their intent to default on a note receivable due to us. As such, we provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the three-month period ended December 31, 2003.  This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of $129,000, or $0.01 per share, in the three-month and nine-month periods ended December 31, 2003.

Liquidity and Capital Resources

Our sources of liquidity include our cash balance, cash generated from operations and our line of credit.  As disclosed in Note 6 Line of Credit in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report, subsequent to December 31, 2004 our revolving line of credit was increased from $2.0 million to $6.0 million.  Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued development of our business intelligence services and other cash requirements to at least December 31, 2005.

Cash and cash equivalents increased $9.5 million to $18.2 million at December 31, 2004, compared to $8.7 million at March 31, 2004.  This increase resulted primarily from $7.1 million provided by operations, $2.8 million of proceeds related to the issuance of stock to an unrelated party as discussed in Note 9 Sale of Securities in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report, $1.1 million of proceeds related to the issuance of stock pursuant to our stock plans, and $300,000 received on a note receivable, which were partially offset by the $3.3 million decrease in accounts payable and the $1.4 million used for the purchase of property and equipment and development of capitalized software. Our current ratio was 2.52:1.0 at December 31, 2004 compared to 1.85:1.0 at March 31, 2004.

Advances to Program Suppliers decreased $2.5 million to $1.7 million at December 31, 2004 compared to $4.2 million at March 31, 2004.  These amounts represent the unearned portion of guarantees with certain Program Suppliers, offset by reserves for estimated shortages under the guarantees.  These advances to Program Suppliers increase and decrease over time based on the changes in business volume.

Deferred tax assets, short and long-term, were $2.0 million at December 31, 2004 compared to $3.4 million at March 31, 2004.  The reduction of $1.4 million primarily relates to utilizing net operating loss carryforwards (“NOLs”) to offset taxes payable for the first nine months of fiscal 2005 against the deferred tax assets.  The deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

During the first nine months of fiscal 2005, we spent $1.4 million on property and equipment, including $1 million for the capitalization of internally developed software for our business intelligence service offerings.  We anticipate spending a total of approximately $1.6 million on property and equipment in all of fiscal 2005, including approximately $1.2 million for the capitalization of internally developed software for our business intelligence service offerings.

At December 31, 2004 we still maintained a secured revolving line of credit for $2.0 million, which expired September 1, 2004, but was extended, pursuant to its terms, through January 3, 2005.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The terms of the credit agreement include certain financial covenants requiring: (1) a consolidated net loss for the fiscal quarter ended September 30, 2003, not to exceed $2.0 million; (2) a consolidated net profit to be achieved each fiscal quarter beginning with the quarter ended December 31, 2003 of a minimum of $1.00, and consolidated net profit not less than $1.00 on an annual basis, determined at fiscal year end; and (3) achievement of specified current and leverage financial ratios.  Based upon the financial results reported as of, and for the fiscal quarter ended December 31, 2004, we determined that we were in compliance with the financial covenants as of December 31, 2004.   At December 31, 2004, we had no outstanding borrowings under this agreement.

Effective January 3, 2005 we renewed this line, with a maturity of December 1, 2005, with largely similar terms.  Under this renewal, the principal amount of the line of credit was increased to $6.0 million.  Interest on the line of credit continues at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line continues to be secured by substantially all of our assets. The terms of the renewed credit agreement also include certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter beginning with the quarter ending March 31, 2005 of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended March 31, 2004, which was filed with the Securities and Exchange Commission on July 14, 2004.

New Accounting Pronouncements

See Note 10 New Accounting Pronouncement – Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report for a discussion of new accounting pronouncements.

Other Possible Risk Factors

Changes in the accounting treatment of stock options could adversely affect the Company’s results of operations.

The Financial Accounting Standards Board has recently announced its decision to require companies to expense employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for financial reporting purposes, effective during the quarter ending September 30, 2005.   We will be required to expense such stock options to value the employee stock option grants pursuant to a binomial valuation formula, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. When we are required to expense employee stock options in the future, this change in accounting treatment will adversely affect our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 5 Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report.

Sarbanes-Oxley Act, Section 404 Compliance—While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act.  We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.  As a result, we are incurring additional expense and management’s time and attention is being diverted from managing our operations.  Although our goal is to implement the Section 404 requirements relating to internal controls and related issues in a timely fashion, there is a significant risk that our evaluation, testing and remediation efforts will not be completed on time.  Even if management is able to complete its assessment, the independent auditors may not have sufficient time to complete their attestation and report on our internal control over financial reporting by the deadline for filing our Form 10-K for the fiscal year ended March 31, 2005.  Accordingly, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of March 31, 2005, or that our independent auditors will be able to attest to management’s assessment of our internal control over financial reporting.

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

Management’s conclusion that our disclosure controls and procedures were ineffective as of the end of the period covered by this report is based on our discovery of deficiencies in certain of our internal controls necessary to development of reliable financial statements. Some of these weaknesses related to the discovery that one of our employees had embezzled funds from us over a period of several years by exploiting weaknesses in our internal controls related to the segregation of duties within the accounting function. Other weaknesses related to the discovery of accounting errors as a result of the misinterpretation and misapplication by our internal accounting staff of certain terms in our revenue sharing agreements with Program Suppliers.  Our outside auditor also advised us of certain organizational and resource deficiencies related to our processes for monitoring, analyzing and reporting on new accounting and reporting pronouncements, including our process for summarizing, and external reporting of, financial information. These deficiencies are discussed in more detail below, together with a description of the changes in our internal control over financial reporting which we began implementing during our last two fiscal quarter and that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

•                  The income tax receivable account is reconciled so that the receivable and payable for each tax jurisdiction can be tracked.

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

•                  All bank statements are given to the Chief Financial Officer or Controller, who will independently review the information prior to its use by appropriate accounting staff.

•                  All bank reconciliations are reviewed monthly by the Chief Financial Officer or Controller and evidenced in writing.

•                  All prepared journal entries are reviewed by the Controller prior to entry in the accounting system.

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

Summary

Our independent auditors advised the audit committee of our board of directors that the internal control deficiencies described above constitute material weaknesses. Certain of these internal control weaknesses may constitute deficiencies in our disclosure controls and procedures. A material weakness is defined under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.   A significant deficiency is defined under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s financial statements that is more than inconsequential will not be prevented or detected.

During the quarter ended December 31, 2004, management has continued to take steps to remediate identified deficiencies as part of the Company’s Sarbanes-Oxley Act Section 404 implementation.  As we continue the process of evaluating the internal control structure, additional control weaknesses may be identified which will require remediation.  There can be no assurance that the remediation efforts will be successful or complete, or that additional testing of the Company’s internal controls will not identify additional deficiencies that, either individually or when aggregated with the existing deficiencies, would result in a material weakness. There also can be no assurance that the Company’s independent auditors will not issue an adverse opinion, or a disclaimer of opinion, with respect to the Company’s internal control over financial reporting for the fiscal year ending March 31, 2005.

Other than as discussed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Stock Purchase Agreement, dated December 17, 2004, by and among Rentrak Corporation, Selling Shareholders and Mark Cuban.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2005	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes Senior Vice President and Chief Financial Officer