Form 10-K
period 2005-03-31
RENTRAK CORP
filed 2005-06-13
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($8.73) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2004), was $82,606,158.

The number of shares outstanding of the Registrant’s Common Stock as of June 1, 2005 was 10,550,395 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.

RENTRAK CORPORATION

2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

ITEM 1. BUSINESS

Where You Can Find More Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”).  We also make available, free of charge on our website at www.rentrak.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (503) 284-7581.

Overview

Our primary business relates to the collection, processing, analysis and presentation of rental and sales information regarding digital videodiscs (“DVDs”), videocassettes (“Cassettes”) and video games (collectively “Units”) leased/licensed to home video specialty stores and other retailers by way of our Pay Per Transaction system (the “PPT System”). We lease product from various suppliers. Under our PPT System, home video specialty stores and other retailers that rent Units to consumers (“Retailers”), including grocery stores and convenience stores, sub-lease Units and other media from Rentrak for a zero to low initial fee and share a portion of each retail rental transaction with us.  We included video games as part of the PPT system beginning in fiscal 2003.  Our PPT System generated 88%, 84% and 78% of total revenues in fiscal years 2005, 2004 and 2003, respectively.

We also provide direct revenue sharing (“DRS”) services to various suppliers.  The DRS services collect, track, audit and report the results to our suppliers under established agreements on a fee for service basis.  In addition, our Essentials™ software and services, which we began offering in the fourth quarter of fiscal 2003, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients.

During the fourth quarter of fiscal 2003, we decided to pursue a plan to sell or dispose of substantially all the assets of our subsidiary 3PF.COM, Inc. (“3PF”), which provided order processing, inventory management and fulfillment services to Rentrak and third parties. We sold substantially all the assets of 3PF’s Wilmington, Ohio operations in July 2003.  See Note 5 of Notes to Consolidated Financial Statements.

Reorganization

Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Information Services operating divisions.  We will report our results of operations according to this new structure in future periods. As of March 31, 2005, we operated in one segment, Entertainment, and, accordingly, we have not reported segment data for the fiscal year ended March 31, 2005.

PPT Division

The PPT Division focuses on business operations that facilitate the delivery of home entertainment products and related rental and sales information to retailers on a revenue sharing basis.

Pay-Per-Transaction System

We distribute Units principally to Retailers through our PPT System. The PPT System has various programs, which enable Retailers to obtain Units at a significantly lower overall cost than if they purchased the Units from traditional video distributors.

After the Retailer is approved for participation in the PPT System, Units are leased to the Retailer for a low and, at times, no initial fee (the “Order Processing Fee”) plus a percentage of revenues generated by the Retailer from rentals to consumers (the “Transaction Fee”).  We retain a portion of most Order Processing Fees and Transaction Fees and remit the remainder to the appropriate motion picture studios or other licensee or owner of the rights to certain video programming or video game publishers (“Program Suppliers”) that hold the distribution rights to the Units.  Due to the lower cost of “bringing Units in the door,” Retailers generally obtain a greater number of Units under the PPT System than the traditional distribution method. The intended benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk.  The intended benefit to the Program Supplier is an increase in the total number of Units shipped, resulting in increased revenues and opportunity for profit. The intended benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System (“Participating Retailers”).

Information Services Division

The Information Services Division concentrates on expanding the customer base of our Essentials Suite™ of business intelligence services offered on a recurring subscription basis, as well as operating our DRS services.

Essentials Suite™

The Essentials Suite™ currently includes the following:

•      Box Office Essentials™  for  reporting domestic and international theatrical ticket sales;

•      Home Video Essentials™ for reporting VHS, DVD and game rentals across the U.S. and Canada;

•      Allocation Essentials™ for use by studios, game publishers, media suppliers and retailers to plan and manage entertainment media purchases and inventory;

•      Business Intelligence Essentials™ for use by retailers to plan promotions to coincide with key  national and local events, school schedules, weather and holidays;

•      OnDemand Essentials™ that measures viewership of on demand content in the cable and broadband industries;

•      Retail Essentials™ for use by studios, game publishers and retailers for reporting DVD, VHS and video game sales across North America;

•      Supply Chain Essentials™ for use by Retailers for supply chain management. It provides real-time, Web-based access to inventory, order entry, supplier communications, and shipment and tracking activity;

•      Syndication, which involves packaging summarized subsets of information gleaned from each of the other Essentials services for sale to secondary and tertiary markets.

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

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the United States and Canada. We offer  titles from a number of Program Suppliers, including Buena Vista Pictures Distribution, Inc., a subsidiary of The Walt Disney Company, Paramount Home Video, Inc., Universal Studios Home Video, Inc., Twentieth Century Fox Home Entertainment (formerly Fox Video), a subsidiary of Twentieth Century Fox Film Corporation, Warner Brothers, including Warner Home Video, HBO Video, New Line Home Entertainment, TNT, and Lightyear Entertainment and MGM Home Entertainment, a subsidiary of  Metro Goldman Mayer, Inc.  Our arrangements with all of our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System.  Many of our agreements with Program Suppliers, including all major Program Suppliers, may be terminated upon relatively short notice.  Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have available for distribution titles which we can distribute on a profitable basis, or continue to remain in business.  Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. During the last three years, we have not experienced any material difficulty acquiring suitable Units for our markets on acceptable terms and conditions from Program Suppliers.

During fiscal 2005, 2004 and 2003, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	2005	2004	2003
Program Supplier 1	37%	22%	16%
Program Supplier 2	16%	15%	15%
Program Supplier 3	n/a	13%	15%
Program Supplier 4	n/a	12%	11%

There were no other Program Suppliers who provided product that generated 10% or more of our total revenues for the years ended March 31, 2005, 2004 or 2003.  Although management does not believe that our relationships with significant Program Suppliers will be terminated in the near term, a loss of any of these suppliers could have a material adverse effect on our financial condition, results of operations and liquidity.

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles prior to home video distribution and our assessment of expected success in home rental distribution.  We currently have such commitments with four Program Suppliers of approximately $1.3 million for fiscal 2006.

Significant Customers

We had one PPT customer that accounted for 20% and 17% of our total revenue in fiscal 2005 and 2004, respectively. The agreement with this PPT customer expired in September 2004. One fulfillment customer accounted for 14% of our total revenue in fiscal 2003. The agreement with this fulfillment customer expired July 31, 2003.  There were no other customers that accounted for 10% or more of our total revenue in fiscal 2005, 2004 or 2003.

Distribution of Cassettes, DVDs, and Video Games

Our proprietary Rentrak Profit Maker Software (the “RPM Software”) and Video Retailer Essentials Software (the “VRE Software”) allows Participating Retailers to order Units through their Point of Sale (“POS”) system and provides the Participating Retailers with substantial information regarding all offered titles.  Ordering occurs via a networked computer interface (RPM Software) or over the Internet (VRE

Software).  To further assist the Participating Retailers in ordering, we also produce a monthly product catalog (“Ontrak”).

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title.  Effective April 1, 2004, we  contracted with a new third-party fulfillment provider to distribute our Units via both ground and overnight air courier to assure continued delivery to Participating Retailers on or prior to the street date.  The handling and freight costs of such distribution are approximately 4.7% of our cost of sales.

Computer Operations

To participate in our PPT System, Participating Retailers must install Rentrak-approved computer software and hardware to process all of their rental and sale transactions.  Our RPM Software resides on the Participating Retailer’s POS computer system and transmits a record of PPT transactions to us over a telecommunications network.  The RPM Software also assists the Participating Retailer in ordering newly released titles and in managing its inventory of Units.

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

Seasonality

We believe that the home video industry is highly seasonal because Program Suppliers tend to introduce hit titles for movies at two periods of the year, early summer and Christmas.  Since the release of movies to home video usually follows the theatrical release by approximately six months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur in early summer and at Christmas.  We believe our volume of rental transactions and resulting revenues and earnings reflect, in part, this seasonal pattern. However, changes in Program Suppliers’ titles available to Participating Retailers and us may obscure any seasonal effect.

Competition

The DVD, video game and cassette distribution business is a highly competitive industry that is rapidly changing.  The traditional method of distributing Units to Retailers is through purchase transactions; i.e., a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above (see “Pay-Per-Transaction System”), our PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, we face intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc., and Video One Canada, Ltd.  These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than us.

In the past, certain traditional distributors offered Units to Retailers on a revenue sharing basis. To our knowledge, only one does so today on a very limited basis. This distributor executed a licensing agreement with Supercomm, Inc. (“Supercomm”), now a wholly-owned subsidiary of Sony Pictures Home Entertainment (“Sony”), to market product on revenue sharing terms. Domestically, Supercomm also processes data for Sony’s direct relationships with Blockbuster Video and several other Retailers.

We also face direct competition from the Program Suppliers.  All major Program Suppliers sell Units directly to major Retailers including Blockbuster, the world’s largest chain of home video specialty stores. We believe many of the major Program Suppliers have direct revenue sharing arrangements with Blockbuster and Hollywood Entertainment, the world’s second largest chain of home video specialty stores, which was acquired by Movie Gallery in April 2005.  We also believe that certain Program Suppliers have executed direct revenue sharing agreements with several other large Retailers. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) direct broadcast satellite transmission systems; (2) traditional cable television systems; (3) pay-per-view cable television systems; and (4) delivery of programming via the Internet. Each of these distribution methods employs digital compression techniques to increase the number of channels available to consumers and, therefore, the number of movies that may be transmitted. Technological improvements in this distribution method, particularly “video-on-demand,” may make this option more attractive to consumers and thereby materially diminish the demand for Unit rentals. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Formovies.com

Formovies.com is a website designed by us and dedicated to assist consumers in finding a local video store where they can rent and/or purchase the video products they want.  Consumers can find a particular movie of their choice by searching on various attributes of that title.  Once found, they can then determine the closest video store that carries that product.

Trademarks, Copyrights and Proprietary Rights

We have registered our “RENTRAK,” “PPT,” “Pay Per Transaction,” “Entertainment Essentials,” “Box Office Essentials,” “Home Video Essentials,” “ForMovies,” “ForMovies.com,” “DigiTrak,” “Ontrak,” “Fastrak,” “RPM,” “Videolink+,” “Active Home Video,” “Movie Wizard,” “Gotta Have It Guarantee” and other marks under federal trademark laws. We have applied and obtained registered status in several foreign countries for many of our trademarks. We have filed applications to register additional marks in the “Essentials” trademark family. Our trademark registrations will remain valid for an unlimited period, as long as we continue using the trademarks in commerce or as long as we intend to resume use of the mark during any period of non-use. We claim a copyright on our RPM Software and consider it to be proprietary. We have also filed notice and claim a copyright on our Essentials software. Our copyright in our software will last for at least 95 years from the first sale or licensing of the software. Our trademarks, copyrights, and other proprietary rights give us the power to prevent competitors from competing with us unfairly. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services and we intend to take appropriate action to halt any infringement and protect against improper usage.

Employees

As of March 31, 2005, including all subsidiaries, we employed 168 full-time employees and 28 part-time employees.  We consider our relations with our employees to be good.

Financial Information About Industry Segments

See Note 17 of Notes to the Consolidated Financial Statements for information regarding our business segments.  See also “Results of Operations” under Item 7 of this report for information regarding revenues contributed in each of the last three fiscal years by our principal products and services.

ITEM 2. PROPERTIES

We maintain our headquarter offices in Portland, Oregon where we lease 48,800 square feet of office space. The lease began on January 1, 1997 and expires on December 31, 2006.  We also maintain an office in Los Angeles, California where we lease 4,000 square feet of space utilized for our Box Office Essentials business.  The lease began in July 2003 and expires in June 2006.  We anticipate that these spaces will be adequate for our business needs for the foreseeable future.

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

Vendor Dispute

In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF.Com, Inc. at the Wilmington, Ohio operation, effective July 1, 2003.  In conjunction with the effective date of that asset sale agreement, we entered into a Fulfillment Agreement (the “Agreement”) with this purchaser (the “Fulfillment Provider”) for a nine-month term to provide us with fulfillment services previously provided by 3PF during the period we owned and operated it.  After its inception, disagreement between the parties arose regarding the contractual provisions of the Agreement.  As a result, we disputed certain charges for services and withheld payments accordingly. Additionally, the Fulfillment Provider has alleged that we violated the exclusivity provisions in the Agreement. The Fulfillment Provider submitted, under the provisions of the Agreement, a demand for arbitration against us seeking damages of approximately $0.9 million.  The dispute has been arbitrated and the Fulfillment Provider was awarded, in full settlement of all its claims, the sum of $0.1 million, consisting of damages from those claims plus interest thereon, effective March 25, 2005.  Accordingly, both parties have entered into an agreement for the full settlement of all the claims and the complete mutual release from any further obligations to each other with respect to any claim made or that could have been made in the arbitration of this dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $.001 par value, is traded on the Nasdaq National Market, where its prices are quoted under the symbol “RENT.”   As of June 1, 2005 there were approximately 255 holders of record of our common stock.

The following table sets forth the reported high and low sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the Nasdaq National Market System:

Fiscal 2004	High	Low
Quarter 1	$7.49	$4.80
Quarter 2	7.25	6.30
Quarter 3	9.87	6.98
Quarter 4	10.25	8.76

Fiscal 2005	High	Low
Quarter 1	$10.18	$8.10
Quarter 2	9.80	8.38
Quarter 3	13.24	8.75
Quarter 4	12.64	9.86

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last six fiscal years.  The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Issuer Purchases of Equity Securities

We repurchased the following shares of our common stock during the fourth quarter of fiscal 2005:

	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	—	—	—	—
February 1 to February 28	—	—	—	—
March 1 to March 31	25,381	$10.64	—	—
Total	25,381	$10.64	—	—

(1) Shares purchased during the quarter represent shares delivered by a former officer to pay the exercise price and withholding taxes relating to the exercise of employee stock options.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended March 31,
(In Thousands Except Per Share Amounts)	2005	2004	2003	2002	2001
Statement of Operations Data
Revenues:
Order processing fees	$5,015	$7,741	$14,745	$16,893	$18,533
Transaction fees	64,372	46,398	42,258	44,102	55,752
Sell-through fees	16,286	10,309	8,558	7,324	8,431
Communication fees	977	1,127	1,185	1,136	1,509
Fulfillment(1)	—	4,624	15,266	15,342	20,137
Other	11,888	7,933	3,872	11,224	3,668
Total revenues	98,538	78,132	85,884	96,021	108,030
Operating expenses:
Cost of sales	70,054	60,090	71,347	71,913	85,993
Selling and administrative expense	19,874	16,357	14,434	17,266	31,002
Net loss (gain) from litigation settlements	225	—	(362)	(1,563)	(225)
Asset impairment	27	—	844	424	—
Total operating expenses	90,180	76,447	86,263	88,040	116,770
Income (loss) from continuing operations	8,358	1,685	(379)	7,981	(8,740)
Other income (expense)	322	233	179	7,913	(2,149)
Income (loss) from continuing operations before income tax (provision) benefit and loss from discontinued operations	8,680	1,918	(200)	15,894	(10,889)
Income tax provision (benefit)	3,438	479	(56)	6,040	(4,057)
Income (loss) from continuing operations	5,242	1,439	(144)	9,854	(6,832)
Income (loss) from discontinued operations	—	(129)	(583)	(792)	(259)
Net income (loss)	$5,242	$1,310	$(727)	$9,062	$(7,091)
Earnings (loss) per share:
Basic:
Continuing operations	$0.52	$0.15	$(0.02)	$0.95	$(0.57)
Discontinued operations	—	(0.01)	(0.06)	(0.08)	(0.02)
Net income (loss)	$0.52	$0.14	$(0.08)	$0.87	$(0.59)
Diluted:
Continuing operations	$0.49	$0.14	$(0.02)	$0.93	$(0.57)
Discontinued operations	—	(0.01)	(0.06)	(0.07)	(0.02)
Net income (loss)	$0.49	$0.13	$(0.08)	$0.85	$(0.59)
Shares used to compute diluted EPS	10,592	10,119	9,641	10,613	11,985

	March 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Working capital	$25,802	$14,633	$11,485	$12,515	$4,637
Total assets	45,083	36,203	31,488	40,094	38,623
Long-term liabilities	52	235	668	496	1,175
Stockholders’ equity	29,933	18,796	16,047	18,116	12,158

(1)  We sold our fulfillment business effective July 2003.  See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties.  Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology.  The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the PPT System (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our Pay Per Transaction system (the “PPT System”); business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats subject to company guarantees; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming or video game publishers (“Program Suppliers”) and new technology;  the continued availability of videocassettes (“Cassettes”), digital videodiscs (“DVDs”), and video games (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and non-renewal of our line of credit. This Annual Report on Form 10-K further describes some of these factors.  (References to Notes are to Notes to Consolidated Financial Statements included in Item 8 of this report.)

Business Trends

Our financial results continue to be affected by the changing dynamics in the home video and game rental market, as they impact our PPT business.  We continue to experience the impact of the migration from higher historical rentals of Cassettes to greater rentals of DVDs by our Participating Retailers.  We have successfully implemented new agreements with Program Suppliers to incorporate the availability of DVDs, and we are continuing our efforts in fiscal 2006 to secure more DVD arrangements to address this impact.  In addition, our PPT business continues to be affected by a shift to “output programs” under which we agree with a Program Supplier to a lower order processing and transaction fee in exchange for the Participating Retailers’ commitment to order a greater number of Units of all the Program Supplier’s titles.  The result is an increased number of Units leased by the Participating Retailers, but a reduced amount of fees per Unit earned by the Program Supplier and us.  These output programs are, in part, an economic response to the changing dynamics of the home video rental market, and have become more prevalent since the migration from Cassette format to the DVD format.  We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong. We have one Participating Retailer that accounted for 20% and 17% of PPT revenues in the fiscal years ended March 31, 2005 and 2004, respectively.  Our agreement with this Participating Retailer expired in September 2004.  The associated PPT revenue from this Participating Retailer’s rentals was $19.7 million in fiscal 2005 and $11.4 million in fiscal 2004.  We don’t expect any appreciable revenue from this Participating Retailer in fiscal 2006. We are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined VHS/DVD revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier in fiscal 2005, representing 37% of our total revenues for the period. Additionally, a second Program Supplier represented 16% and a third represented 7% of our total revenues in fiscal 2005.  As is typical of our agreements with Program Suppliers, our relationship with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence software has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants.  We intend to continue to make the necessary increased investments in these new business intelligence services in the near-term, lowering our earnings. We believe these services will provide significant future revenue and earnings streams and ultimately be the cornerstone of our long-term success.

In March 2004, we announced an agreement with Comcast Cable, a division of Comcast Corporation, the country’s leading cable and broadband communications provider, to conduct a 12 month pilot trial of OnDemand Essentials, a system created for measuring and reporting anonymous video on demand (“VOD”) usage data.  The trial began in May 2004 and has expanded to include all Comcast markets across the United States. The trial has been extended as the companies work through a longer-term agreement.  In July 2004, we announced a similar agreement with Insight Communications and have since announced agreements with Cablevision Systems Corporation (February 2005) and Charter Communications (March 2005).  We have processed over 500 million VOD transactions to date.  In July 2004, we announced our first content provider deal with Music Choice and are working with them to develop anonymous profiling reports from their set top box application, My Music Choice, which allows the consumer to program their own VOD channel. We currently have several additional content providers serving as beta users for our content provider version of OnDemand Essentials, which we expect to launch in July 2005.

Sources of Revenue

Our sources of revenue include the following:

•      order processing fees generated when DVDs, video games and Cassettes (“Units”) are ordered by and distributed to retailers;

•      transaction fees generated when retailers rent Units to consumers;

•      sell-through fees generated when retailers sell Units to consumers;

•      buy-out fees generated when retailers purchase Units at the end of the lease term;

•      communication fees when retailers’ point-of-sale systems are connected to our information system;

•      fulfillment revenue in fiscal 2004 and 2003 (ceased operations July 31, 2003); and

•      other, which includes direct revenue sharing fees from data tracking and reporting services provided to program suppliers (“DRS”); revenues from Box Office Essentials™, Supply Chain Essentials™, Business Intelligence Essentials™ and Home Video Essentials™, all part of our Essentials™ business intelligence service offerings; and charges for Internet services provided by our subsidiary, Formovies.com, Inc.

Sale of 3PF.COM

In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation for $0.8 million. The agreement covered all equipment and leasehold improvements at 3PF’s leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital.  As part of the agreement, 3PF, as lessee, and Rentrak, as guarantor, were released from the lease.  The cash purchase price of $0.8 million is approximately equal to the net book value of the assets sold.  We completed this asset sale transaction effective July 1, 2003, and received the cash purchase price in full.  The operations of 3PF have not been reported as discontinued operations in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” because cash flows related to our fulfillment activities have not been completely eliminated.

During the sale negotiations, we received notification from 3PF’s largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003.  The Columbus, Ohio distribution facility was used exclusively to service this customer.  Due to the timing of the notification, we were not able to include the Columbus, Ohio distribution facility lease in the asset sale transaction.  We completed the termination of the lease obligation for the Columbus, Ohio distribution facility, effective December 1, 2003, for a cost of $650,000, which is included as a component of cost of sales in our statement of operations.  This lease termination included the assignment of the sublease 3PF had in place with its former largest customer for approximately 194,000 square feet of this facility.

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter. The employee admitted to embezzling funds from us. It was determined that the employee had been embezzling funds from 1998 through 2003, in amounts totaling approximately $0.6 million. The investigation of this matter is complete. Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal 2004 or prior years.  We have secured certain assets belonging to this employee, which, in conjunction with insurance proceeds, provided us with recoveries of approximately $0.4 million in fiscal 2005, and were recorded as a reduction of selling and administrative expense.  We have incurred a total of approximately $0.2 million of legal and other professional fees related to this matter through March 31, 2005, and do not expect to incur any additional fees before the matter is resolved.

Results of Operations

	Year Ended March 31, (1)
	2005		2004		2003
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues:
Order processing fees	$5,015	5.1%	$7,741	9.9%	$14,745	17.2%
Transaction fees	64,372	65.3	46,398	59.4	42,258	49.2
Sell-through fees	16,286	16.5	10,309	13.2	8,558	10.0
Communication fees	977	1.0	1,127	1.4	1,185	1.4
Fulfillment	—	—	4,624	5.9	15,266	17.8
Other	11,888	12.1	7,933	10.2	3,872	4.5
	98,538	100.0	78,132	100.0	85,884	100.0
Operating expenses:
Cost of sales	70,054	71.1	60,090	76.9	71,347	83.1
Selling and administrative	19,874	20.2	16,357	20.9	14,434	16.8
Net loss (gain) on litigation settlement	225	0.2	—	—	(362)	(0.4)
Asset impairment	27	—	—	—	844	1.0
	90,180	91.5	76,447	97.8	86,263	100.4
Income (loss) from operations	8,358	8.5	1,685	2.2	(379)	(0.4)
Other income (expense):
Interest income	333	0.3	244	0.3	204	0.2
Interest expense	(11)	—	(11)	—	(25)	—
	322	0.3	233	0.3	179	0.2
Income (loss) from continuing operations before income tax provision (benefit) and loss from discontinued operations	8,680	8.8	1,918	2.5	(200)	(0.2)
Income tax provision (benefit)	3,438	3.5	479	0.6	(56)	—
Income (loss) from continuing operations before loss from discontinued operations	5,242	5.3	1,439	1.8	(144)	(0.2)
Loss from discontinued operations, net of tax	—	—	(129)	(0.2)	(583)	(0.7)
Net income (loss)	$5,242	5.3%	$1,310	1.7%	$(727)	(0.9)%

(1) Percentages may not add due to rounding.

Revenue

Revenue increased $20.4 million, or 26.1%, to $98.5 million in fiscal 2005 compared to $78.1 million in fiscal 2004, and decreased $7.8 million, or 9.1%, in fiscal 2004 compared to $85.9 million in fiscal 2003.

Increases in transaction processing fees and sell-through fees, as well as increases in our Essentials™ and DRS service offerings, which are components of other revenue, contributed to the increase in revenue in fiscal 2005 compared to fiscal 2004.  The increases in transaction processing and sell-through fees were due in large part to a relationship with a major Program Supplier beginning in September 2003. The increases were offset in part by decreases in order processing fees, which resulted from changes to our output programs as discussed below. In addition, fiscal 2005 was affected by a $4.6 million decrease in revenue related to our fulfillment business, which ceased operations as of July 31, 2003.

The decrease in revenue in fiscal 2004 compared to fiscal 2003 was primarily due to a decrease in fulfillment (3PF) revenue and order processing fees. These decreases were partially offset by an increase in revenues from transaction fees and from DRS and our Essentials™ business service offerings.

Order processing fees decreased $2.7 million, or 35.2%, in fiscal 2005 compared to fiscal 2004 due to PPT “output programs” and other PPT programs under which we agreed with the Program Supplier to charge a lower, or no, order processing fee in exchange for the Participating Retailers’ commitment to order an increased total number of Units of all the Program Suppliers’ titles.  These output programs, along with a new combined VHS/DVD revenue sharing program with a major Program Supplier, contributed to a 33% increase in total Units shipped during fiscal 2005 compared to fiscal 2004.  Total units shipped were negatively affected in fiscal 2005 due to the expiration of a contract with one of our Participating Retailers as discussed above.  The effect on transaction fee revenue related to the increase in volume was minimally offset by a decrease in the per unit fee charged for order processing.

Order processing fees decreased $7.0 million in fiscal 2004 compared to fiscal 2003 due to PPT “output programs” and other PPT programs discussed above. These output programs, along with a new combined VHS/DVD revenue sharing program with a new major Program Supplier, contributed to an 89% increase in total Units shipped during fiscal 2004 compared to fiscal 2003.

Transaction fees increased $18.0 million, or 38.7%, in fiscal 2005 compared to fiscal 2004.  The increase was primarily due to the increased number of rental transactions at our Participating Retailers from our output programs. This increase was partially offset by the expiration of a contract with one of our Participating Retailers.

Transaction fees increased $4.1 million, or 9.8%, in fiscal 2004 compared to fiscal 2003 primarily due to the increased number of Units ordered by our Participating Retailers from our output programs and rented to their customers.

Sell-through fees increased $6.0 million, or 58.0%, in fiscal 2005 compared to fiscal 2004 primarily due to the overall increase in Units shipped.

Sell-through fees increased $1.8 million, or 20.5%, in fiscal 2004 compared to 2003 primarily due to the new combined VHS/DVD revenue sharing program noted above.

Fulfillment revenues decreased due to ceasing 3PF operations as of July 31, 2003 as discussed above.

Other revenue primarily includes revenue related to our DRS services and our Essentials™ business intelligence services offerings. Increases in other revenue in fiscal 2005 compared to fiscal 2004 included an increase of approximately $2.6 million, or 59.1%, in DRS revenues and an increase of approximately $1.2 million, or 25.8%, in revenues from our Essentials™ business intelligence services offerings.  Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and marketing of, these offerings. Our DRS revenue has increased due to an increase in transactions during fiscal 2005 for certain studios under existing contracts compared to fiscal 2004, as well as new studio contracts.

Increases in other revenue in fiscal 2004 compared to fiscal 2003 included an increase of approximately $1.3 million in DRS revenues and an increase of $2.9 million in revenues from our Essentials™ business intelligence services offerings. In fiscal 2003, there were minimal revenues generated from our Essentials™ business intelligence services as they began in the fourth quarter of fiscal 2003.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs, and costs associated with certain Essentials™ business intelligence service offerings. These expenditures represent the direct costs to produce revenues.  Order processing costs, transaction costs and sell through costs represent the amounts due the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. A portion of the Essentials™ business intelligence service offerings costs represent costs associated with the operation of a call center.

Cost of sales increased $10.0 million, or 16.6%, to $70.1 million in fiscal 2005 compared to $60.1 million in fiscal 2004 and decreased $11.3 million, or 15.8%, in fiscal 2004 compared to $71.3 million in fiscal 2003. Cost of sales as a percentage of revenue was 71.1% in fiscal 2005 compared to 76.9% in fiscal 2004 and 83.1% in fiscal 2003.

The increase in cost of sales in 2005 compared to 2004 was primarily due to the increase in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to ceasing fulfillment operations in July 2003, which had lower margins, as well as to revenue from our higher-margin Essentials™ business service offerings increasing as a percentage of our total revenue. In addition, cost of sales in fiscal 2004 included a $650,000 charge related to costs of terminating 3PF’s Columbus, Ohio, facility lease.

A majority of the decrease in cost of sales in fiscal 2004 compared to fiscal 2003 was due to ceasing operations of 3PF in July 2003.  In addition, approximately $0.9 million of the total cost of sales decrease is attributable to the overall $1.2 million decrease in PPT revenues.  Offsetting these decreases in fiscal 2004 was a $650,000 charge related to costs of terminating 3PF’s Columbus, Ohio, facility lease.  The decrease in cost of sales as a percentage of revenue in fiscal 2004 compared to fiscal 2003 was due to approximately $3.2 million in revenues from our Essentials™ business service offerings in fiscal 2004, with $0.8 million of related cost of sales, compared to $0.3 million of revenue and $0.3 million of costs from these offerings in fiscal 2003.  In addition, the decrease is due to the receipt of $0.8 million of discretionary rebates from one of our Program Suppliers during fiscal 2004 related to guarantee shortages resulting from under-performance of certain titles, compared to $0.2 million of such rebates during fiscal 2003.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $3.5 million, or 21.5%, to $19.9 million in fiscal 2005 compared to $16.4 million in fiscal 2004 and increased $1.9 million, or 13.3%, in fiscal 2004 compared to $14.4 million in fiscal 2003.

Increases in selling and administrative expenses in fiscal 2005 compared to fiscal 2004 were primarily due to an increase of approximately $0.7 million related to our continued investment in the development and marketing of our Essentials™ business service offerings noted above, the accrual of $0.3 million in fiscal 2005 for estimated bonuses and an increase of approximately $2.1 million in corporate professional services related to legal fees, our corporate reorganization and Sarbanes-Oxley Act Section 404 compliance services.  In addition, our bad debt expense increased $0.5 million in 2005 compared to 2004 due to lower reimbursement by our Program Suppliers under our current contractual arrangements. These increases were offset by a corresponding reduction in expenses associated with our fulfillment segment, which ceased operations in July 2003, and $0.4 million of recoveries from the embezzlement matter.

The increase in selling and administrative expenses in fiscal 2004 compared to fiscal 2003 was primarily due to an increase of approximately $1.4 million related to the continued investment toward the development of our Essentials™ business service offerings noted above.  In addition, we had a $1.0 million decrease in advertising credits received from our Program Suppliers in fiscal 2004 compared to fiscal 2003 and our bad debt expense increased $0.7 million in the same period due to lower reimbursements by our Program Suppliers under our current contractual arrangements.  These increases were partially offset by an approximately $1.5 million decrease attributable to ceasing 3PF’s operations July 31, 2003.

Net Loss (Gain) on Litigation Settlement

The net loss on litigation settlement of $0.2 million in fiscal 2005 relates to the settlement of a disagreement with a fulfillment provider which arose in connection with the sale of our 3PF.Com assets.  The $0.2 million includes $0.1 million in damages and related interest for full settlement of all the claims and the complete mutual release from any further obligations of either party and $0.1 million of legal fees.

The net gain on litigation settlement of $0.4 million in fiscal 2003 relates to an amount that Hollywood Entertainment, a former customer, agreed to pay us in order to resolve all outstanding issues.

Asset Impairment

Asset impairment of $27,000 in fiscal 2005 relates to the write-off of capitalized software development costs for two projects which management has determined will not be completed and placed in service.

In fiscal 2003, we determined that it was unlikely that 3PF would achieve its business plans and we initiated a plan to sell the assets of 3PF.  Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF’s assets would be sold or otherwise disposed of.  As a result of this determination, during the quarter ended March 31, 2003, we assessed the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF.

We then performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS 144, “Accounting for the Impairment of Long-Lived Assets.”  This assessment resulted in 3PF recognizing an asset impairment charge during the three-month period ended March 31, 2003 in the amount of $0.8 million for the write down of its assets to estimated fair market value of approximately $0.8 million.

Other Income (Expense)

Interest income in fiscal 2005, 2004 and 2003 includes $173,000, $156,000 and $57,000 of interest earned on a note receivable due from one of 3PF’s clients, which was issued in June 2002.  See Note 5 of Notes to Consolidated Financial Statements.

Income Taxes

Our effective tax rate was 39.6%, 25.0% and (27.8)%, respectively, in fiscal 2005, 2004 and 2003.  The tax rate in fiscal 2004 was positively affected primarily by the benefit of tax intangible amortization.  In addition, our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes.

Discontinued Operations

Discontinued operations include the operations of BlowOut Video, which consisted of retail store operations for the sale of used Units.  Due to the significant increase in sell-through activity throughout the industry, the operations of BlowOut Video did not meet our expectations, and, as a result, during fiscal 2003, we initiated and completed a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party.  As of March 31, 2003, all operations had ceased.  In January 2004, we were notified by the purchaser of a portion of BlowOut Video’s operations of their intent to default on a note receivable due to us.  As such, we provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the three-month period ended December 31, 2003.  This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of

$0.1 million, or $0.01 per share in fiscal 2004.  We are continuing to sell our contractually available end-of-term PPT revenue-sharing product through broker channels.  Current and prior year amounts have been restated to classify the results of BlowOut Video operations, net of related tax effects, as discontinued.

The results of operations related to BlowOut Video were as follows:

	Year Ended March 31,
	2004	2003
Revenue	$—	$2,575,733
Net loss	$(128,649)	$(582,627)
Net loss per diluted share	$(0.01)	$(0.06)

Inflation

We believe that the impact of inflation was minimal on our business in fiscal 2005, 2004 and 2003.

Liquidity and Capital Resources

Our sources of liquidity include our cash balance, cash generated from operations and our $6.0 million line of credit.  Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued development of our business intelligence services and other cash requirements through at least March 31, 2006.

Cash and cash equivalents increased $13.3 million to $22.0 million at March 31, 2005 compared to $8.7 million at March 31, 2004.  This increase resulted primarily from $10.3 million provided by operations as detailed below, $2.8 million of proceeds related to the issuance of stock to an unrelated party as discussed in Note 13 of Notes to Consolidated Financial Statements, $2.1 million of proceeds related to the issuance of stock pursuant to our stock plans, and $0.4 million received on a note receivable, which were partially offset by $1.8 million used for the purchase of property and equipment and internally developed software and $0.5 million used for an equity investment. Our current ratio was 2.7:1.0 at March 31, 2005 compared to 1.85:1.0 at March 31, 2004.

Advances to Program Suppliers decreased $3.0 million to $1.2 million at March 31, 2005 compared to $4.2 million at March 31, 2004.  These amounts represent the unearned portion of guarantees with certain Program Suppliers, offset by reserves for estimated shortages under the guarantees.  These advances to Program Suppliers increase and decrease over time based on the changes in business volume, as well as timing of payments.

Deferred tax assets, short and long-term, were $1.1 million at March 31, 2005 compared to $3.4 million at March 31, 2004.  The reduction of $2.3 million primarily relates to utilizing net operating loss carryforwards (“NOLs”) at March 31, 2005 to reduce taxes payable in fiscal 2005.  The remaining deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

Note receivable from related party of $0.8 million at March 31, 2005 represents a note receivable from our former president plus accrued interest pursuant to his January 2005 separation agreement.  This amount was paid in full on May 4, 2005.

During fiscal 2005, we spent $1.8 million on property and equipment, including $1.3 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $2.7 million on property and equipment in fiscal 2006, including approximately $1.6 million for the capitalization of internally developed software for our business intelligence service offerings.

Other assets of $0.9 million at March 31, 2005 include $0.5 million related to our equity investment in a privately held company that develops and provides information technology solutions for clients in various entertainment industry market segments, as well as $222,000 which represents the long-term portion of a note receivable from the sale of our 3PF assets.  The total amount due on this note was $0.7 million as of March 31, 2005. During fiscal 2005, we received $0.4 million on this note receivable and there were no past due amounts as of March 31, 2005.

Accounts payable decreased $3.0 million to $12.5 million at March 31, 2005 compared to $15.4 million at March 31, 2004 primarily due to the timing of Program Supplier and other vendor payments.

Accrued liabilities decreased $0.2 million to $0.7 million at March 31, 2005 compared to $0.9 million at March 31, 2004. The decrease represents payments made on our insurance policies and other miscellaneous expenditures.

Accrued compensation increased $0.9 million to $1.5 million at March 31, 2005 compared to $0.6 million at March 31, 2004.  The increase represents an increase in accrued bonuses based on fiscal 2005 financial results.  Bonuses totaling approximately $0.3 million were paid in April 2005.

We currently have a secured revolving line of credit for $6.0 million, with a maturity of December 1, 2005.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter beginning with the quarter ending March 31, 2005 of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.  Based upon the financial results reported as of, and for the fiscal year ended March 31, 2005, we determined that we were in compliance with the financial covenants as of March 31, 2005.   At March 31, 2005, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2005 is as follows:

	Payments Due By Fiscal Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 20010	2011 and beyond
Capital leases	$61,296	$61,296	$—	$—	$—
Operating leases	1,295,565	794,592	500,973	—	—
Program Supplier guarantees	1,327,582	1,327,582	—	—	—
Executive compensation	2,170,266	1,426,599	683,667	60,000	—
	$4,854,709	$3,610,069	$1,184,640	$60,000	$—

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

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover.  An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $654,039 and $839,122, respectively, at March 31, 2005 and 2004.

Program Supplier Reserves

We have entered into guarantee contracts with certain program suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments that are recoupable based on revenue-sharing activity.  In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets.  Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee.  We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee.  The program supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets.  We continually review these factors and make adjustments to the reserves as needed.  Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $3.2 million and $4.5 million, respectively, at March 31, 2005 and 2004.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets.  As of March 31, 2005 and 2004, we had a valuation allowance of $0.4 million and $0.3 million, respectively, recorded against our Canadian net operating loss carryforwards. Net deferred tax assets totaled $1.1 million and $3.4 million, respectively, as of March 31, 2005 and 2004.

New Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Off-Balance Sheet Arrangements

Other than disclosed above under Contractual Payment Obligations, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.”  We had no holdings of derivative financial or commodity instruments at March 31, 2005.  A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk related to our cash deposits.  We utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Rentrak Corporation

We have audited the accompanying consolidated balance sheet of Rentrak Corporation as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation as of March 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedule listed in the index at Item 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rentrak Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2005 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effective operation, of internal control over financial reporting.

/s/ Grant Thornton LLP
Portland, Oregon
May 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Rentrak Corporation:

We have audited the accompanying consolidated balance sheet of Rentrak Corporation and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2004.  In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the accompanying consolidated financial statements, the Company has restated its consolidated statements of operations, stockholders’ equity, and cash flows and the consolidated financial statement schedule for the period ended March 31, 2003.

KPMG LLP

Portland, Oregon

July 9, 2004

Rentrak Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$21,983,133	$8,735,683
Accounts receivable, net of allowances for doubtful accounts of $654,039 and $839,122	14,427,356	15,389,867
Advances to program suppliers, net of program supplier reserves of $3,245,877 and $4,520,759	1,184,839	4,188,222
Income tax receivable	580,010	68,384
Deferred income tax assets	944,038	2,262,186
Notes receivable - related party	753,301	—
Other current assets	1,028,129	1,160,952
Total Current Assets	40,900,806	31,805,294

Property and Equipment, net	3,216,025	2,466,668
Deferred Income Tax Assets	114,998	1,099,660
Other Assets	851,340	831,617
Total Assets	$45,083,169	$36,203,239

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,469,758	$15,446,818
Accrued liabilities	711,385	889,377
Accrued compensation	1,538,794	598,875
Deferred revenue	378,719	237,575
Total Current Liabilities	15,098,656	17,172,645

Long-Term Obligations:
Lease obligations and deferred gain	51,581	234,922

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; shares issued and outstanding: 10,544,913 and 9,739,537	10,545	9,740
Capital in excess of par value	46,987,982	41,093,976
Accumulated other comprehensive income	180,879	180,879
Accumulated deficit	(17,246,474)	(22,488,923)
Total Stockholders’ Equity	29,932,932	18,795,672
Total Liabilities and Stockholders’ Equity	$45,083,169	$36,203,239

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended March 31,
	2005	2004	2003

Revenue	$98,537,575	$78,132,413	$85,884,262

Operating expenses:
Cost of sales	70,053,996	60,090,493	71,347,003
Selling and administrative	19,873,824	16,357,299	14,434,343
Net loss (gain) from litigation settlements	225,493	—	(361,847)
Asset impairment	26,627	—	844,041
	90,179,940	76,447,792	86,263,540
Income (loss) from operations	8,357,635	1,684,621	(379,278)

Other income (expense):
Interest income	332,688	244,252	204,283
Interest expense	(10,535)	(11,584)	(25,009)
	322,153	232,668	179,274
Income (loss) from continuing operations before income taxes	8,679,788	1,917,289	(200,004)
Provision (benefit) for income taxes	3,437,339	478,896	(55,528)
Net income (loss) from continuing operations	5,242,449	1,438,393	(144,476)
Loss from discontinued operations, net of tax benefit of $0, $78,850 and $357,094	—	(128,649)	(582,627)
Net income (loss)	$5,242,449	$1,309,744	$(727,103)

Basic net income (loss) per share from continuing operations	$0.52	$0.15	$(0.02)
Basic loss per share from discontinued operations	—	(0.01)	(0.06)
Basic net income (loss) per share	$0.52	$0.14	$(0.08)

Diluted net income (loss) per share from continuing operations	$0.49	$0.14	$(0.02)
Diluted loss per share from discontinued operations	—	(0.01)	(0.06)
Diluted net income (loss) per share	$0.49	$0.13	$(0.08)

Shares used in per share calculations:
Basic	10,080,961	9,600,243	9,641,378
Diluted	10,592,028	10,118,679	9,641,378

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years Ended March 31, 2005, 2004 and 2003

					Cumulative
					Other
			Capital		Comprehensive		Deferred	Total
	Common Stock		In Excess	Notes	Income	Accumulated	Warrant	Stockholders’
	Shares	Amount	of Par Value	Receivable	(Loss)	Deficit	Charge	Equity
Balance at March 31, 2002	9,866,283	$9,866	$41,730,216	$(377,565)	$180,453	$(23,071,564)	$(355,000)	$18,116,406

Comprehensive income (loss):
Net loss	—	—	—	—	—	(727,103)	—	(727,103)
Cumulative translation adjustment	—	—	—	—	426	—	—	426
								(726,677)
Common stock issued pursuant to stock plans	112,043	112	475,981	—	—	—	—	476,093
Common stock used to pay for option exercises	(20,914)	(21)	(127,557)	—	—	—	—	(127,578)
Repurchase of common stock	(386,800)	(386)	(1,821,066)	—	—	—	—	(1,821,452)
Repurchase of common stock for cancellation of notes receivable	(99,000)	(99)	(377,466)	—	—	—	—	(377,565)
Cancellation of notes receivable	—	—	—	377,565	—	—	—	377,565
Income tax benefit from stock option exercises	—	—	75,104	—	—	—	—	75,104
Retirement of warrants	—	—	(300,000)	—	—	—	—	(300,000)
Amortization of warrants	—	—	—	—	—	—	355,000	355,000
Balance at March 31, 2003	9,471,612	9,472	39,655,212	—	180,879	(23,798,667)	—	16,046,896

Net income	—	—	—	—	—	1,309,744	—	1,309,744
Common stock issued pursuant to stock plans	285,519	286	1,161,399	—	—	—	—	1,161,685
Common stock used to pay for option exercises	(17,594)	(18)	(112,960)	—	—	—	—	(112,978)
Income tax benefit from stock option exercises	—	—	390,325	—	—	—	—	390,325
Balance at March 31, 2004	9,739,537	9,740	41,093,976	—	180,879	(22,488,923)	—	18,795,672

Net income	—	—	—	—	—	5,242,449	—	5,242,449
Common stock issued pursuant to stock plans	522,557	522	2,394,306	—	—	—	—	2,394,828
Common stock used to pay for option exercises	(25,381)	(25)	(270,112)	—	—	—	—	(270,137)
Issuance of common stock	308,200	308	2,773,492	—	—	—	—	2,773,800
Income tax benefit from stock option exercises	—	—	996,320	—	—	—	—	996,320
Balance at March 31, 2005	10,544,913	$10,545	$46,987,982	$—	$180,879	$(17,246,474)	$—	$29,932,932

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,242,449	$1,309,744	$(727,103)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	128,649	582,627
Gain on disposition of assets	(1,400)	(94,951)	(3,654)
Tax benefit from stock option exercises	996,320	390,325	75,104
Loss of occupancy deposit on lease termination	—	400,000	—
Loss on write-down of property and equipment	—	—	844,041
Depreciation and amortization	1,078,149	875,488	1,356,022
Amortization of warrants	—	—	355,000
Abandonment of capitalized software projects	26,627	—	—
Adjustment to allowance for doubtful accounts	28,328	(319,676)	(1,142,138)
Deferred income taxes	2,302,810	(44,725)	(532,727)
(Increase) decrease in:
Accounts receivable	934,183	(5,267,965)	2,947,040
Advances to program suppliers	3,003,383	(2,357,204)	1,210,641
Income taxes receivable	(511,626)	12,701	(11,085)
Notes receivable and other current assets	(624,572)	760,627	1,528,395
Increase (decrease) in:
Accounts payable	(2,977,060)	2,646,082	(6,034,795)
Accrued liabilities and compensation	761,926	(248,813)	(72,110)
Deferred revenue and other liabilities	(5,894)	(284,213)	12,807
Net cash provided by (used in) operating activities	10,253,623	(2,093,931)	388,065

Cash flows from investing activities:
Purchase of property and equipment	(1,806,438)	(1,597,403)	(1,607,421)
Proceeds from sale of assets	1,400	—	—
Purchase of equity investment	(475,000)	—	—
Proceeds from the sale of 3PF assets	—	800,000	—
Payments received on note receivable	411,676	451,169	—
Other assets, net	—	131,621	(128,943)
Net cash used in investing activities	(1,868,362)	(214,613)	(1,736,364)

Cash flows from financing activities:
Payments on capital lease obligation	(36,302)	(68,021)	(62,342)
Repurchase of common stock and warrants	—	—	(2,121,452)
Issuance of common stock	2,124,691	1,048,707	348,515
Issuance of common stock to non-employees	2,773,800	—	—
Net cash provided by (used in) financing activities	4,862,189	980,686	(1,835,279)

Increase (decrease) in cash and cash equivalents	13,247,450	(1,327,858)	(3,183,578)
Net cash provided by discontinued operations	—	—	1,218,435

Cash and cash equivalents:
Beginning of year	8,735,683	10,063,541	12,028,684
End of year	$21,983,133	$8,735,683	$10,063,541

Supplemental cash flow information:
Cash paid during the period for interest	$10,535	$10,830	$27,846
Cash paid during the period for income taxes, net of refunds received	517,593	15,561	45,566

Supplemental disclosure of non-cash activity:
Forgiveness of note receivable in exchange for stock	$—	$—	$(377,565)

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Overview

Rentrak Corporation (an Oregon corporation) is principally engaged in the processing of information regarding the rental and sale of DVDs, video games and video cassettes (Units) and the distribution of prerecorded Units to the home video market throughout the United States and Canada using its Pay-Per-Transaction (PPT) revenue sharing program.

Under the PPT program, we enter into contracts to lease/license Units from producers of motion pictures and licensees and distributors of home video cassettes, DVDs and video games (“Program Suppliers”), which are then leased/licensed to retailers for a percentage of the rentals charged by the retailers.

During fiscal 2004, we sold our subsidiary, 3PF.COM, Inc. (“3PF”), which provided order processing and inventory management services to e-tailers, wholesalers and other businesses requiring just-in-time fulfillment.  See Note 5.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.  We consider our most critical accounting policies to be those that require the use of estimates and assumptions, specifically, accounts receivable reserves, Program Supplier guarantee reserves and judgments regarding realization of deferred tax assets.

Revenue Recognition

We follow SOP 00-2, “Accounting by Producers or Distributors of Films,” and recognize revenue when all of the following conditions are met:

•                  Persuasive evidence of an arrangement exists;

•                  The products or services have been delivered;

•                  The license period has begun (which is referred to as the “street date” for a product);

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents.  We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits.  We did not have any cash equivalents at March 31, 2005 or 2004.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.

Credit limits are established through a process of reviewing the financial history and stability of each customer.  We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover.  An additional general reserve is provided based on aging of accounts receivable and our historical collection experience.  If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change.  We are able to recover certain bad debts from our Program Suppliers. Such recoveries are recorded as reductions to expense when they are fixed and determinable pursuant to the Program Supplier contract.

As of March 31, 2004, one customer represented 34% of our total gross accounts receivable. No other customer accounted for 10% or more of our accounts receivable balance as of March 31, 2005 or 2004. We do not have any off-balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, accounts and notes receivable, and accounts payable.  Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2005 and 2004.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are required to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  In fiscal 2005, we recorded an impairment charge of $27,000 related to the write-off of capitalized software development costs for two projects which management has determined will not be completed and placed in service.  As discussed in Note 5, in fiscal 2003, we recognized an impairment charge related to our 3PF assets totaling $0.8 million.

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

Capitalized Software

Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software. This also includes costs to develop software for customer use in various services, including theatrical data recovery and fulfillment.  Amortization of capitalized software is computed on a straight-line basis over 3 years. Capitalized software is reviewed for impairment in accordance with SFAS No. 144 as discussed above.  See Note 7.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid.  We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2005 and 2004, we had a valuation allowance of $0.4 million and $0.3 million, respectively, recorded against our Canadian net operating loss carryforwards.

Program Supplier Reserves

We have entered into guarantee contracts with certain program suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments that are recoupable based on revenue-sharing activity.  In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. The unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets.  Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee.  We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets.  We continually review these factors and make adjustments to the reserves as needed.  Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $3.2 million and $4.5 million, respectively, at March 31, 2005 and 2004.

Foreign Currency Translation

Adjustments from translating foreign functional currency financial statements into U.S. dollars are included in cumulative other comprehensive income in the consolidated statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included as a component of selling and administrative expenses in our consolidated statements of operations.

Earnings (Loss) Per Share

Basic net income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for fiscal 2005, 2004 and 2003:

	Year Ended March 31,
	2005	2004	2003
Basic EPS:
Weighted average number of shares of common stock outstanding	10,080,961	9,600,243	9,641,378
Diluted EPS:
Effect of dilutive stock options	511,067	518,436	—
	10,592,028	10,118,679	9,641,378

Options and warrants to purchase approximately 0.2 million, 0.2 million and 2.0 million shares of our common stock were outstanding at March 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares for the period. Additionally, no options were included in fiscal 2003 because it was a loss period and inclusion would be antidilutive.

Stock-Based Compensation

We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Year Ended March 31,	2005	2004	2003
Net income (loss), as reported	$5,242,449	$1,309,744	$(727,103)
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(859,694)	(871,918)	(1,119,812)
Net income (loss), pro forma	$4,382,755	$437,826	$(1,846,915)

Net income (loss) per share – basic, as reported	$0.52	$0.14	$(0.08)

Net income (loss) per share – basic, pro forma	$0.43	$0.05	$(0.19)

Net income (loss) per share – diluted, as reported	$0.49	$0.13	$(0.08)

Net income (loss) per share – diluted, pro forma	$0.41	$0.04	$(0.19)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2005	2004	2003
Risk-free interest rate	4.17 – 4.58%	3.09 – 4.62%	3.57 – 5.45%
Expected dividend yield	0%	0%	0%
Expected lives	5 – 10 years	5 – 10 years	5 – 10 years
Expected volatility	73.09%	75.54%	77.69%

Using the Black-Scholes methodology, the total value of stock awards and options granted during fiscal 2005, 2004 and 2003 was approximately $1.2 million, $1.4 million and $2.4 million, respectively, which are amortized on a pro forma basis over the vesting period of the options, typically one to four years. The weighted average fair value of stock awards and options granted during fiscal 2005, 2004 and 2003 was $6.75 per share, $5.33 per share and $3.82 per share, respectively. The pro forma effects of applying SFAS No. 123 may not be indicative of the future.

See Note 3 for a discussion of SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

Advertising Expense

Advertising costs are expensed as incurred.  Expenses incurred totaled approximately $1.4 million, $1.5 million and $2.0 million, respectively, in fiscal 2005, 2004 and 2003.  Reimbursements received for direct and indirect expenses totaled approximately $1.3 million, $1.5 million and $3.0 million, respectively, in fiscal 2005, 2004 and 2003.

The advertising reimbursements from Program Suppliers are contractually provided to us to offset expenses incurred in maintaining ongoing marketing programs utilized by our Participating Retailers. A significant amount of these reimbursements are passed through to our Participating Retailers as we reimburse them for their direct expense of local advertising, such as newspaper or radio ads. In addition, the reimbursements offset expenses paid by us to third-party vendors in maintaining programs that indirectly assist Participating Retailers in these marketing efforts. These reimbursements are based on contractual agreements. Contractual terms fluctuate by Program Supplier and the amount of reimbursement tends to be based on the performance of individual movie titles.

Reimbursements provided by a Program Supplier can be “accountable” or “unaccountable.”  The Program Supplier provides accountable amounts only to the extent that we provide documentary evidence of the funds paid either to our Participating Retailers directly or paid to third parties. Accountable reimbursements are recorded as a reduction of the same income statement line item, selling and administrative expenses, in which the costs are recorded, which typically occurs in the same accounting period. Unaccountable reimbursements are normally calculated and awarded on a fixed amount per unit of product shipped and do not require substantiation that any payments were made to promote marketing efforts. Unaccountable reimbursements are recognized when units of their associated product are shipped, which is when a majority of the direct or indirect marketing effort, and the corresponding expense is incurred, which typically occurs within the same reporting period. Unaccountable reimbursements  under contracts  that were entered into prior to December 31, 2002 are  classified  as reductions to selling and administrative expenses on the statement of operations, while unaccountable reimbursements under contracts entered into or modified subsequent to December 31, 2002 were classified as reductions to cost of sales on the statement of operations in accordance with Emerging Issues Task Force 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.”

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

Note 3.  New Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in the first quarter of fiscal 2007.  We are in the process of evaluating how the adoption of SFAS 123R will affect our results of operations, financial position and cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-Monetary Transactions.” Both SFAS no. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged.  APB No. 29, however, allowed for non-monetary exchanges of similar productive assets.  SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Any non-monetary asset exchanges will be accounted for under SFAS No. 153, however we do not expect SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.

Note 4.  Restatement

In May and June 2004, we discovered that we had misinterpreted and misapplied certain terms of some of our Program Supplier revenue sharing agreements.  These misinterpretations and misapplications resulted in the miscalculation of Program Supplier liabilities and related cost of sales and, therefore, net income (loss). There were two general types of misinterpretations or misapplications: (i) over  reporting  cost of  sales  and  overstating  assets  and  understating liabilities due to the  misapplication  of certain terms in our Program Supplier revenue  sharing  agreements in the amount of $0.7 million in fiscal 2003; and (ii) under reporting cost of sales and related liabilities due to the misuse of contract information in recognizing our  guarantees to one Program Supplier in the amount of $0.9 million in fiscal 2003.

The misstatement that resulted in over reporting our cost of sales and related liabilities was due to a misapplication of terms in one of our Program Supplier revenue sharing agreements.  Our accounting methodology for recognizing revenues and associated expenses is based on the establishment of certain contractual terms and algorithms when a revenue sharing agreement is executed with a Program Supplier.   These contractual terms are used in calculations on a transaction-by-transaction basis.  In the course of our fiscal year 2004 audit, we discovered that some of these contractual terms were not established appropriately in our accounting system in accordance with the terms of the contract with this Program Supplier. Our accounting system had been inaccurately programmed with an algorithm that calculated the cost of sales and corresponding liability. This calculation misapplied a contractual term to certain items relating to that Program Supplier’s product, which resulted in an overstatement of the liability to that Program Supplier. We have since modified our accounting system to establish the appropriate contractual terms for this Program Supplier. In addition, we have reviewed all key algorithms within our accounting system to ensure they are aligned with Program Supplier contractual terms.

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

In addition, in connection with the embezzlement of funds by an employee, as discussed in more detail in Note 15 below, we underreported our sales tax liability in fiscal 2003.  We record our sales tax liabilities as an offset to revenue.

The restatements did not affect cash flows from operations, investing activities or financing activities in any fiscal year.  We have restated our fiscal year ended March 31, 2003 as follows:

Year Ended March 31, 2003
(In thousands)	Revenue	Cost of sales	Total operating expenses	Income tax expense (benefit)	Income (loss) from continuing operations	Net loss
As previously reported	$86,220	$71,315	$86,231	$85	$84	$(498)
Adjustment for misinterpretation and misapplication of contract terms	—	239	239	(91)	(148)	(148)
SOP 00-2 revenue recognition adjustment	(274)	(206)	(206)	(25)	(43)	(43)
Underreporting of sales tax	(62)	—	—	(24)	(38)	(38)
Rounding	—	(1)	—	(1)	1	—
As restated	$85,884	$71,347	$86,264	$(56)	$(144)	$(727)

After the above adjustments, our basic and diluted net loss per share for fiscal 2003 increased to $(0.08) per share compared to the previously reported basic and diluted net loss per share of $(0.05).

Note 5.  3PF

In June 2002, 3PF entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The sublease required monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF’s master lease for this facility.  Additionally in June 2002, in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer’s specifications.  The lease for the equipment resulted in a note receivable in the amount of $1.8 million, payable to 3PF in monthly installments. Most of the payments on this note receivable have been received as scheduled.  As of March 31, 2005, there was

$0.7 million outstanding on this note receivable, $0.5 million of which is included with other current assets on our consolidated balance sheet and $0.2 million of which is included with other assets.

In the fourth quarter of fiscal 2003, management determined that it was unlikely that 3PF would achieve its business plans and initiated a plan to sell the assets of 3PF.  Prior to March 31, 2003, it was determined that, more likely than not, substantially all of 3PF’s assets would be sold or otherwise disposed of.  As a result of this determination, management assessed during the quarter ended March 31, 2003, the current and historical operating and cash flow losses, prospects for growth in revenues and other alternatives for improving the operating results of 3PF.

Accordingly, management performed an assessment of the fair value of the 3PF assets under the guidelines of SFAS No. 144. This assessment resulted in 3PF recognizing an asset impairment charge during the three-month period ended March 31, 2003 in the amount of $0.8 million for the write down of its assets to estimated fair market value of approximately $0.8 million.

In June 2003, we announced we had signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation, effective July 1, 2003.  The operations of 3PF have not been reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” because cash flows related to our fulfillment activities have not been completely eliminated. The agreement covered all equipment and leasehold improvements at 3PF’s leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital.  As part of the agreement, 3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $0.8 million, approximately equal to the net book value of the assets sold at March 31, 2003, was received in full.

During the sale negotiations, we received notification from 3PF’s largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003.  The Columbus, Ohio distribution facility was used exclusively to service this customer.  Due to the timing of this notification, we were not able to include the Columbus, Ohio distribution facility lease in the asset sale transaction.  We completed the termination of the lease obligation for the Columbus, Ohio distribution facility, effective December 1, 2003, for a cost of $650,000, which is included as a component of cost of sales in our consolidated statement of operations. This lease termination included the assignment of the sublease 3PF had in place with its former largest customer for approximately 194,000 square feet of this facility.

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

In January 2004, we were notified by the purchaser of a portion of BlowOut Video’s operations of their intent to default on a note receivable due to us.  As such, we provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the three-month period ended December 31, 2003.  This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of $0.1 million, or $0.01 per share, in fiscal 2004.  Current and prior year amounts have been restated to classify the results of BlowOut Video operations, net of related tax effects, as discontinued.

The results of operations related to BlowOut Video were as follows:

	Year Ended March 31,
	2004	2003
Revenue	$—	$2,575,733
Net loss	$(128,649)	$(582,627)
Net loss per diluted share	$(0.01)	$(0.06)

Note 7.  Property and Equipment

Property and equipment consists of:

	March 31,
	2005	2004
Furniture, fixtures and computer equipment	$3,643,562	$3,295,970
Leasehold improvements	606,178	594,527
Capitalized software(1)	3,283,344	1,910,499
	7,533,084	5,800,996
Less accumulated depreciation and amortization	(4,317,059)	(3,334,328)
	$3,216,025	$2,466,668

(1)          Includes $1.7 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2005 and, as such, are not being amortized.

As discussed in Note 2, in fiscal 2005, we recorded an impairment charge of $27,000 related to the write-off of capitalized software development costs for two projects which management has determined will not be completed and placed in service.

Amortization expense related to capitalized software was $0.5 million, $0.3 million and $0.2 million for the years ended March 31, 2005, 2004, and 2003, respectively. Accumulated amortization related to capitalized software was $0.9 million and $0.4 million, respectively, at March 31, 2005 and 2004.  Amortization expense related to capitalized software over the next five fiscal years as of March 31, 2005 is as follows:

2006	$429,059
2007	188,246
2008	4,084
2009	—
2010	—
$621,389

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

The purchase of the securities for $0.5 million was comprised of two elements.  The first element, which totaled $0.4 million, was paid upon execution of the agreement in November 2004.  The remaining $0.1 million was placed in an escrow account pending completion by the investee of additional software development. The additional software development was completed in March 2005 and the remaining $0.1 million was released from escrow at that time, finalizing our investment. Our purchase of the common stock represents 4% of the outstanding stock of this company.  This investment is carried at historical cost as a component of other assets on our consolidated balance sheet and will be evaluated quarterly for impairment.  No impairment has been recorded as of March 31, 2005.

Note 9.  Retailer Financing Program

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

The loans are reviewed for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  A valuation allowance has been established for the amount by which the recorded investment in the loans exceeds the measure of the impaired loan. Periodically throughout the terms of the agreements, we assessed the recoverability of the amounts based on the financial position of each retailer.

We discontinued this program in fiscal 2001 and, during fiscal 2005, we wrote off the remaining balances and related reserves. Since the loans were fully reserved, this write-off had no effect on our results of operations during fiscal 2005. The $6.5 million balance at March 31, 2004 had been fully reserved and was included in other assets. The activity in the reserve account for the retailer financing program is as follows:

	Year Ended March 31,
	2005	2004	2003
Beginning balance	$6,499,332	$6,530,754	$6,575,754
Recoveries	(18,578)	(31,422)	(45,000)
Write-offs	(6,480,754)	—	—
Ending balance	$—	$6,499,332	$6,530,754

Note 10.  Line of Credit

We currently have a secured revolving line of credit for $6.0 million, with a maturity of December 1, 2005.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter beginning with the quarter ending March 31, 2005 of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.  Based upon the financial results reported as of, and for the fiscal year ended March 31, 2005, we determined that we were in compliance with the financial covenants as of March 31, 2005.  At March 31, 2005, we had no outstanding borrowings under this agreement.

Note 11.  Related Party Transaction

In February 2005, pursuant to his separation agreement, we loaned Mr. F. Kim Cox, our former President and Secretary, $0.8 million to assist him with exercising a portion of his vested options to purchase shares of our common stock.  The loan bore interest at 2.78% per annum and was repaid in full, including accrued interest, in May 2005.

In addition, we entered into a consulting agreement with Mr. Cox on January 25, 2005 whereby he is assisting us with strategic planning and product development issues.  Pursuant to the agreement, we will pay Mr. Cox $25,000 per month from February 2005 through March 2007.  We paid Mr. Cox a total of $62,000 pursuant to this agreement in fiscal 2005.

Note 12.  Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended March 31,
	2005	2004	2003
U.S.	$8,458,616	$1,685,034	$(497,059)
Non-U.S.	221,172	232,255	297,055
	$8,679,788	$1,917,289	$(200,004)

The provision (benefit) for income taxes from continuing operations was as follows:

	Year Ended March 31,
	2005	2004	2003
Current tax provision (benefit):
Federal	$58,933	$—	$45,001
State	210,439	40,338	—
	269,372	40,338	45,001
Deferred tax provision (benefit)	3,167,967	438,558	(100,529)
	$3,437,339	$478,896	$(55,528)

The reported provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows:

	Year Ended March 31,
	2005	2004	2003
Provision (benefit) computed at statutory rates	$2,951,128	$651,878	$(68,001)
State taxes, net of federal benefit	561,409	76,692	(8,000)
Amortization of warrants	—	—	120,700
Amortization of intangibles	(121,522)	(121,522)	(121,522)
Change in valuation allowance	103,776	(78,968)	—
Other	(57,452)	(49,184)	21,295
	$3,437,339	$478,896	$(55,528)

Deferred tax assets are comprised of the following components:

	March 31,
	2005	2004
Current deferred taxes:
Allowance for doubtful accounts	$—	$189,205
Program supplier reserves	—	487,773
Net operating loss carryforwards	865,157	1,167,124
Unrealized loss on investments	—	118,785
Deferred revenue	95,325	90,279
Deferred gain	30,122	22,917
Alternative minimum tax credits	58,933	—
Other	(105,499)	186,103
Total current deferred taxes	944,038	2,262,186

Non-current deferred taxes:
Depreciation	24,099	32,207
Retailer financing program reserve	—	659,748
Deferred gain	13,759	40,991
Net operating loss carryforwards	402,597	298,821
Other	77,140	366,714
Valuation allowance	(402,597)	(298,821)
Total non-current deferred taxes	114,998	1,099,660
Total deferred taxes	$1,059,036	$3,361,846

Total deferred tax assets were $1.2 million and $3.4 million, respectively, at March 31, 2005 and 2004 and total deferred tax liabilities were $0.1 million and $0, respectively.  The increase (decrease) to our valuation allowance was $0.1 million, $(0.1) million and $0, respectively, in fiscal 2005, 2004 and 2003.

As of March 31, 2005, we had estimated net operating loss carryforwards for federal income tax return purposes of approximately $2.4 million, which expire through 2025.  In addition, we have net operating loss carryforwards in Canada totaling $1.2 million, the tax benefit of which has been fully reserved, which expire through 2008.

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

Note 13.  Stockholders’ Equity

Common Stock

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

Stock Options

We have options outstanding under our 1986 Stock Option Plan, our 1997 Non-Officer Employee Stock Option Plan and our 1997 Equity Participation Plan. The aggregate number of shares of our common stock issuable upon exercise of options under the 1997 Non-Officer Employee Stock Option Plan may not exceed 800,000.  The aggregate number of shares of our common stock issuable upon exercise of options under the 1997 Equity Participation Plan, as amended, may not exceed 2,075,000. As of March 31, 2005, options covering 355,579 and 122,488 shares of our common stock remained available for grant under our 1997 Non-Officer Employee Stock Option Plan and our 1997 Equity Participation Plan, respectively.

Our option plans are administered by the Compensation Committee of our Board, which determines the terms and conditions of options issued under the plans. Generally, options granted under the plans vest over periods of one to five years and expire ten years after the date of grant.

The table below summarizes the plans’ activity:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2002	1,629,424	$3.97
Granted – option price = fair market value	519,350	5.50
Granted – option price > fair market value	100,000	5.00
Exercised	(112,043)	4.18
Canceled	(153,312)	4.02
Balance at March 31, 2003	1,983,419	4.35
Granted – option price = fair market value	178,100	7.62
Granted – option price > fair market value	80,000	6.89
Exercised	(285,519)	4.07
Canceled	(40,218)	4.31
Balance at March 31, 2004	1,915,782	4.86
Granted – option price = fair market value	182,500	10.15
Exercised	(522,557)	4.58
Canceled	(4,732)	3.98
Balance at March 31, 2005	1,570,993	$5.58

The following table summarizes information about stock options outstanding at March 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 03/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 03/31/05	Weighted Average Exercise Price
$0.00 – $3.25	258,616	5.9	$3.05	252,991	$3.07
$3.25 – $4.00	298,017	6.1	$3.58	265,091	$3.54
$4.01 – $5.25	319,370	5.4	$4.99	281,870	$4.99
$5.26 - $6.00	284,365	2.9	$5.78	151,865	$5.77
$6.01 - $7.50	102,500	8.1	$6.88	80,000	$6.88
$7.51 - $9.00	85,625	8.9	$8.45	8,000	$7.97
$9.01 – $11.00	222,500	7.5	$10.11	80,000	$9.46
$0.00 – $11.00	1,570,993	5.8	$5.58	1,119,817	$4.79

Options to purchase 1,270,201 and 1,186,440 shares of common stock were exercisable at March 31, 2004 and 2003, respectively, at weighted average exercise prices of $4.33 and $4.06, respectively.

Employee Stock Purchase Plan

During fiscal 2004 we terminated our Employee Stock Purchase Plan (the Plan), which allowed for the purchase of up to 200,000 shares of our common stock.   Prior to its termination, all employees meeting certain eligibility criteria were granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment was made through payroll deductions. All shares purchased by employees under the Plan in fiscal 2004 and 2003 were purchased by us on the open market. The following shares were purchased by employees under the Plan:

	Number of Shares Purchased	Aggregate Purchase Price
Fiscal 2003	1,213	$5,740
Fiscal 2004	467	3,631

Warrants

We issued three separate warrants in 1995, 1998 and 2002, which were valued by an outside valuation firm using standard warrant valuation models.

Warrants to purchase 1,423,750 shares of our common stock were issued in fiscal 1995 in connection with a supply agreement with a program vendor.  The warrants had an initial exercise price of $7.13 with 284,750 warrants vesting immediately and 284,750 vesting over the following 4 years, subject to the supplier providing a minimum of one theatrical title each year of the vesting period.  The warrants, which had expiration dates through 2005, were valued at $2.3 million and were expensed over the initial 5 years of the agreement.  In November 1996, we adjusted the number of shares of common stock under which the warrant could be exercised to 1,543,203 shares and decreased the price to $6.578 per share.  This adjustment was done in connection with the distribution of common stock of BlowOut Entertainment, Inc.  The adjustment was done pursuant to the supplier’s agreement that required us to adjust the warrant if a distribution of our assets occurred.  During fiscal 2002, 308,641 warrants expired, leaving a balance of 1,234,562.  During the quarter ended September 30, 2002, 309,041 warrants expired leaving a balance of 925,521.  In November 2002, we entered into a cancellation agreement to cancel the remaining 925,521 outstanding warrants.

Under the cancellation agreement, we paid the Program Supplier $0.3 million in cash in consideration for the cancellation of the warrants. The $0.3 million cash payment was charged to paid-in-capital as a settlement of an equity interest. In addition, we agreed to pay the Program Supplier supplemental consideration in the event of a change of control (generally a greater than 50% change in ownership of our outstanding common stock by another company or group seeking control) within three years following execution of the agreement.  The amount of consideration to be paid in the event of a change of control is based on the value per common share paid by the purchaser.  The amount of consideration payable also decreases over time. The potential supplemental consideration currently ranges from $0.3 million to $0.5 million depending on the price and timing of the purchase.  We have not accrued any amount as of March 31, 2005 due to the contingent nature of this supplemental consideration.

The value of the warrants issued in July 1998 was recorded as a deferred charge in equity of $0.6 million. These warrants related to a 10-year supply agreement entered into with a major customer.  The value of the warrants was to be amortized to expense as services were provided.  However, we expensed the remaining unamortized value of these warrants, totaling approximately $0.4 million, during fiscal 2003, based on the expectation that the customer would not be utilizing our services in future periods. The warrants expired without being exercised in 2000.

As of March 31, 2005, we had outstanding warrants to purchase 30,000 shares of our common stock with a purchase price of $7.50 per share and an expiration date of May 16, 2009, which were issued to an investment banking firm in May 2002 as partial consideration for financial advisory services in connection with strategic opportunities or financing transactions of potential interest to us.

Shareholders’ Rights Plan

In May 1995, our Board of Directors approved a shareholders’ rights plan designed to ensure that all of our shareholders receive fair and equal treatment in the event of certain proposals to acquire control of us. Under the rights plan, each shareholder received a dividend of one right for each share of our outstanding common stock, entitling the holders to purchase common stock having a market value equal to twice the exercise price. The rights become exercisable after any person or group acquires 15% or more of our outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owner of 15% or more of our outstanding common stock. Prior to the time that a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, the Board of Directors, at their discretion, may waive this provision with respect to any transaction or may terminate the rights plan.  This plan expired in May 2005.  See also Note 18.

Executive Loan Program

In June 2000, our Board of Directors approved an offer to make loans available to those officers who were under an employment contract for the purpose of allowing them to exercise their vested, unexercised “out of the money” employee stock options. The purpose of this program was to enable executives to exercise certain of their options and thereby hold shares resulting from the exercise of such options in advance of a possible spin-off or split-up of 3PF, and to enhance our efforts to retain our key employees.

The loans under this program accrued interest at the federal funds rate in effect on the date of the loan and interest was payable annually. The principal amount of each loan was due on the earliest to occur of: (i) one year prior to the expiration of the term of the borrower’s employment agreement in effect at the time of the loan; (ii) one year after the borrower ceases employment, unless such departure follows a “change of control” (as defined in the loan agreements); (iii) five years from the date of the loan; or (iv) one year from the date of the borrower’s death. The loans were secured by the stock purchased upon the exercise of the options. The loans were without recourse (except as to the stock securing the loans) as to principal and were with full recourse against the borrower as to interest. The offer to make these loans expired September 30, 2000. Prior to September 30, 2000, several officers accepted this offer and obtained loans from us. Because the loan proceeds were immediately used to pay the exercise price of the options, we had no net outflow of cash in connection with these loans.

During fiscal 2003, an officer exercised his right to have us purchase his shares of stock associated with his loan, totaling $0.4 million.  The proceeds from the purchase of his stock were partially used to pay the remaining balance of his loan associated with these shares.  Also during fiscal 2003, the other remaining officer with a loan outstanding under this program allowed his right to have us purchase his shares of stock associated with his loan to expire.  The shares associated with both of these officers’ loans have been cancelled and the related notes have been terminated.  As a result, all common stock and related notes receivable covered by all agreements associated with this officer loan program noted above have been cancelled or terminated.

Note 14.  Commitments

Leases

We lease certain facilities and equipment under capital and operating leases expiring at various dates through 2006. Minimum lease payments over the term of the leases exceeding one year are as follows:

Year Ending March 31,	Capital Leases	Operating Leases
2006	$61,296	$794,592
2007	—	500,973
2008	—	—
2009	—	—
2010	—	—
Thereafter	—	—
Total minimum lease payments	61,296	$1,295,565
Less amount representing interest	(1,945)
Net obligation under capital leases	59,351
Less current portion	59,351
Non-current portion	$—

The leases require us to pay for taxes, insurance and maintenance.  We also rent vehicles and equipment on a short-term basis. Rent expense under operating leases was approximately $1.0 million, $1.9 million, and $3.2 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Note 15.  Contingencies

Vendor Dispute

In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF.Com, Inc. at the Wilmington, Ohio operation, effective July 1, 2003.  In conjunction with the effective date of that asset sale agreement, we entered into a Fulfillment Agreement (the “Agreement”) with this purchaser (the “Fulfillment Provider”) for a nine-month term to provide us with fulfillment services previously provided by 3PF during the period we owned and operated it.  After its inception, disagreement between the parties arose regarding the contractual provisions of the Agreement.  As a result, we disputed certain charges for services and withheld payments accordingly. Additionally, the Fulfillment Provider alleged that we violated the exclusivity provisions in the Agreement and submitted, under the provisions of the Agreement, a demand for arbitration against us seeking damages of approximately $0.9 million. The dispute has been arbitrated and the Fulfillment Provider was awarded, in full settlement of all its claims, the sum of $0.1 million for damages from those claims plus interest thereon, effective March 25, 2005.  Accordingly, both parties have entered into an agreement for the full settlement of all the claims and the complete mutual release from any further obligations to each other with respect to any claim made or that could have been made in the arbitration of this dispute.

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter. The employee admitted to embezzling funds from us. It was determined that the employee had been embezzling funds from 1998 through 2003, in amounts totaling approximately $570,000. The investigation of this matter is complete. Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled and, therefore, had no other effect on the restatement of any financial results in fiscal 2004 or prior years.  We have secured certain assets belonging to this employee, which, in conjunction with insurance proceeds, provided us with recoveries of approximately $0.4 million in fiscal 2005, and were recorded as a reduction of selling and administrative expense.  We have incurred a total of approximately $0.2 million of legal and other professional fees related to this matter through March 31, 2005, and do not expect to incur any additional fees before the matter is resolved.

Reel.com

On November 15, 2000, 3PF filed a proceeding with the American Arbitration Association against Reel.com, Inc., a division of Hollywood Entertainment Corporation (Hollywood), for breach of a servicing, warehousing and distribution agreement, and against Hollywood in connection with its guarantee of the obligations of Reel.com, Inc., under the agreement.  On March 13, 2002, an arbitrator awarded damages to us of approximately $1.6 million related to this claim. In April 2002, in a confidential settlement agreement, Hollywood agreed to pay an additional $0.4 million to us to resolve all outstanding issues between the two parties. These amounts were reflected as net gain from litigation settlements in our consolidated statements of operations.

General

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations.  We currently have no material outstanding litigation.

Note 16.  401(k) Plan

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Contributions under the 401(k) Plan for the years ended March 31, 2004 and 2003 were approximately $74,000 and $90,000, respectively.  Our plan year ends on December 31. As of March 31, 2005, we have accrued $74,000 for anticipated contributions related to the plan year ended December 31, 2004 and $19,000 relating to the plan year ending December 31, 2005.

Note 17. Business Segments, Significant Suppliers, Product Lines and Major Customer

Prior to fiscal 2005, we classified our services in three segments: PPT (Entertainment), 3PF (Fulfillment) and Other. Other services included amounts received pursuant to previous royalty agreements, primarily from Rentrak Japan.  During fiscal 2005, we operated in one business segment, Entertainment (previously referred to as our PPT segment).  Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Information Services operating divisions and will begin reporting under this new structure in future periods.

Certain financial data by segment is as follows:

	Entertainment	Fulfillment	Other	Total
2004
Sales to external customers	$73,508,114	$4,624,299	$—	$78,132,413
Inter-segment sales	—	530,144	—	530,144
Total sales	73,508,114	5,154,443	—	78,662,557
Depreciation and amortization	875,488	—	—	875,488
Operating income (loss)	3,059,159	(1,374,538)	—	1,684,621
Total assets	35,099,308	1,263,931	—	36,363,239

2003
Sales to external customers	$70,618,422	$15,265,840	$—	$85,884,262
Inter-segment sales	—	2,114,704	—	2,114,704
Total sales	70,618,422	17,380,544	—	87,998,966
Depreciation and amortization	668,029	687,993	—	1,356,022
Operating income (loss)	2,895,526	(3,274,804)	—	(379,278)
Total assets	26,563,834	4,924,444	—	31,488,278

Revenue by service activity was as follows:

	Year Ended March 31,
	2005	2004	2003
Order processing fees	$5,015,054	$7,741,213	$14,745,470
Transaction fees	64,372,214	46,398,031	42,257,672
Sell-through fees	16,286,211	10,308,689	8,558,014
Communication fees	976,668	1,126,862	1,185,188
Fulfillment	—	4,624,299	15,265,840
Other	11,887,428	7,933,319	3,872,078
	$98,537,575	$78,132,413	$85,884,262

During fiscal 2005, 2004 and 2003, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	Year Ended March 31,
	2005	2004	2003
Program Supplier 1	37%	22%	16%
Program Supplier 2	16%	15%	15%
Program Supplier 3	n/a	13%	15%
Program Supplier 4	n/a	12%	11%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the years ended March 31, 2005, 2004 and 2003.  Although management does not believe that the relationships with the significant program suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

We had one PPT customer that accounted for 20% and 17% of our total revenue in fiscal 2005 and fiscal 2004, respectively. The agreement with this PPT customer expired in September 2004.  One fulfillment customer accounted for 14% of our total revenue in fiscal 2003. The agreement with this fulfillment customer expired July 31, 2003. There were no other customers that accounted for 10% or more of our total revenue in fiscal 2005, 2004 and 2003.

Note 18. Subsequent Events

Related Party Note Receivable

In May 2005, Mr. Cox repaid the full principal and accrued interest, totaling $0.8 million, due on his note payable to us.  See also Note 11.

Shareholder Rights Plan

In May 2005, we entered into a new rights plan to replace our previously existing rights plan, which expired on May 18, 2005.  The terms of the new rights plan are similar to those of the previous rights plan.  The new rights plan expires May 18, 2015.  See also Note 13.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2005 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenue	$25,333,002	$26,997,784	$22,821,083	$23,385,706
Income (loss) from operations(1)	2,124,762	2,799,321	2,188,001	1,245,551
Net income(1)	1,385,239	1,810,363	1,287,085	759,762
Basic net income per share	0.14	0.18	0.13	0.07
Diluted net income per share	0.13	0.17	0.12	0.07

2004
Revenue	$18,914,372	$14,603,732	$20,383,860	$24,230,449
Income (loss) from operations(2)	124,735	(2,002,383)	904,300	2,657,969
Net income (loss) (2):
Continuing operations	130,594	(1,452,548)	707,183	2,053,164
Discontinued operations	—	—	(128,649)	—
	$130,594	$(1,452,548)	$578,534	$2,053,164
Earnings (loss) per share:
Basic:
Continuing operations	$0.01	$(0.15)	$0.07	$0.21
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$0.01	$(0.15)	$0.06	$0.21

Diluted:
Continuing operations	$0.01	$(0.15)	$0.07	$0.20
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$0.01	$(0.15)	$0.06	$0.20

(1)               Income from operations and net income in the fourth quarter of fiscal 2005 are lower than the first three quarters of 2005 due primarily to costs related to Sarbanes-Oxley compliance and our reorganization efforts. In addition, the fourth quarter of 2005 includes a $0.2 million loss related to a litigation settlement.

(2)               Loss from operations and net loss in the second quarter of fiscal 2004 include a $1.3 million charge for the estimated cost for early termination of a lease related to our 3PF business.  Income from operations and net income in the third quarter of fiscal 2004 include a $650,000 credit related to the reversal of a portion of the $1.3 million charge as the final early termination charge was $650,000.

Rentrak Corporation

Valuation and Qualifying Accounts

Schedule II

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2003	$1,086,143	$(1,142,138)	$(447,732)	$1,251,866	$748,139
Fiscal 2004	748,139	(319,676)	(9,825)	420,484	839,122
Fiscal 2005	839,122	28,328	(603,742)	390,331	654,039

Program Suppliers reserve
Fiscal 2003	$3,047,218	$2,749,841	$(2,042,146)	$(41,060)	$3,713,853
Fiscal 2004	3,713,853	2,059,159	(1,214,640)	(37,613)	4,520,759
Fiscal 2005	4,520,759	592,722	(1,828,234)	(39,370)	3,245,877

Other current assets – retailer financing program reserve
Fiscal 2003	$838,435	$—	$—	$—	$838,435
Fiscal 2004	838,435	—	—	—	838,435
Fiscal 2005	838,435	—	(838,435)	—	—

Other assets – retailer financing program reserve
Fiscal 2003	$5,737,319	$—	$(45,000)	$—	$5,692,319
Fiscal 2004	5,692,319	—	(31,422)	—	5,660,897
Fiscal 2005	5,660,897	—	(5,642,319)	(18,578)	—

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements.  Nonetheless, all internal control systems, no matter how well designed, have inherent limitations.  Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(“COSO”) in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of March 31, 2005, our internal control over financial reporting was ineffective based on those criteria, solely in consideration of an error discovered during the audit of our financial statements for the fiscal year ended March 31, 2005.

During the audit of our financial statements for our fiscal year ended March 31, 2005, our independent registered public accounting firm, Grant Thornton LLP, discovered a data error in a program supplier spreadsheet that resulted in an overstatement of our cost of sales for this fiscal period. We determined that this data error constitutes a material weakness in the operation of the control that was designed to detect such type of error, as discussed in more detail below.

This error resulted from a single failure in one of the manual detective controls that are applied to the financial data for program supplier contracts input into the spreadsheets that calculate cost of sales.  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standards No. 2), or a combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected.  Upon detection of this error, our management reviewed and re-assessed the design of this control and the nature of the control’s operational failure.  In our re-assessment of this control, we re-performed the control and retested a large population of financial data monitored by this control.  We discovered no further errors in this data, indicating the lack of a strong likelihood of a recurrence of errors to our program supplier accounts from the performance of this detective control. Our management has determined however, that while it believes the design of this control is effective, the control’s operational effectiveness will be enhanced by implementing an additional independent performance of this control by our Chief Financial Officer and Controller in every instance this control is designed to be performed by the responsible employee.  We will implement this control as modified with the next performance of the control, determined by the timing of a new or modified program supplier contract. Based upon our review and re-assessment of this control’s design and operation, combined with our implementation of the enhanced performance of this control, we believe this control should provide reasonable assurance that our data monitored by this control will be properly processed, recorded, and reported in a timely manner in our future financial reports.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, as stated in their report appearing below.

Changes In Internal Control Over Financial Reporting

Other than as discussed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Rentrak Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rentrak Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

During the audit of the financial statements for the fiscal year ended March 31, 2005, a data error was discovered in a spreadsheet used to determine amounts payable to program suppliers that resulted in a material adjustment to the Company’s net income for the fiscal period.  This error resulted from a failure in a manual detective control that is applied to the financial data for program supplier contracts input into the spreadsheets that calculate cost of sales.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and this report does not affect our report dated May 20, 2005, on those consolidated financial statements.

In our opinion, management’s assessment that Rentrak Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rentrak Corporation has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We do not express an opinion or any form of assurance on management’s statements in the fourth paragraph of “Management’s Report on Internal Controls Over Financial Reporting.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rentrak Corporation as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated May 20, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Portland, Oregon
May 20, 2005

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  See “Election of Directors,” “Committees and Meetings of the Board – Audit Committee,”  “Code of Ethics,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  See “Executive Compensation.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2005, about shares of our common stock that may be issued upon the exercise of options granted under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by shareholders(2)	1,456,435	$5.68	122,488

Equity compensation plans not approved by shareholders(3)	144,558	5.07	355,579
Total	1,600,993	$5.62	478,067

(1)                                  See Note 13 of Notes to Consolidated Financial Statements for a description of the significant terms of the outstanding options.

(2)                                  Equity compensation plans approved by shareholders include the 1986 Second Amended and Restated Stock Option Plan, as amended, and the 1997 Equity Participation Plan, as amended.

(3)                                  Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval include (i) the 1997 Non-Officer Employee Stock Option Plan and (ii) warrants to purchase 30,000 shares of common stock with a purchase price of $7.50 per share and an expiration date of May 16, 2009, issued to an investment banking firm as partial consideration for financial advisory services in connection with strategic opportunities or financing transactions of potential interest to us.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  See “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  See “Certain Relationships and Related Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  See “Matters Relating to Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent registered public accounting firms, are included on the pages indicated below:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2005 and 2004

Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

The following schedule is filed herewith:

Schedule II	Valuation and Qualifying Accounts

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

Date:	June 13, 2005	RENTRAK CORPORATION

		By:	/S/ Paul A. Rosenbaum
Paul A. Rosenbaum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 13, 2005.

Principal Financial and Accounting Officer:

By:	/S/ Mark L. Thoenes
Mark L. Thoenes
Senior Vice President
and Chief Financial Officer

Majority of Directors:

By:	/S/ Judith G. Allen
Judith G. Allen, Director

By:	/S/ Cecil D. Andrus
Cecil D. Andrus, Director

By:	/S/ George H. Kuper
George H. Kuper, Director

By:	/S/ Ralph R. Shaw
Ralph R. Shaw, Director

By:	/S/ Stanford C. Stoddard
Stanford C. Stoddard, Director

EXHIBIT INDEX

The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005.
3.2	1995 Restated Bylaws, as amended to date. (1)
10.1*	1986 Second Amended and Restated Stock Option Plan and Forms of Stock Option Agreements. (2)
10.2*	Amendment to 1986 Second Amended and Restated Stock Option Plan dated May 19, 2000. (3)
10.3*	Employment Agreement with Christopher E. Roberts dated November 1, 2002. (4)**
10.4*	The 1997 Equity Participation Plan of Rentrak Corporation, as amended. (5)
10.5*	Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan. (6)
10.6*	Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan. (7)
10.7	Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”) dated July 15, 2002.
10.8	First Amendment, dated July 1, 2003, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002.
10.9	Third Amendment, dated January 3, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002.
10.10	Revolving Line of Credit Note, dated January 3, 2005.
10.11	Fourth Amendment, dated February 11, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002.
10.12*	Employment Agreement with Mark L. Thoenes dated January 1, 2001. (8)
10.13*	Employment Agreement with Timothy J. Erwin dated November 1, 2002. (9)**
10.14	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and U.S. Stock Transfer Corporation. (10)
10.15*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (11)
10.16*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (12)
10.17*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005.
10.18*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005.
10.19*	Employment Agreement with Amir Yazdani dated July 1, 2001. (13)
10.20*	Employment Agreement with Paul A. Rosenbaum dated October 1, 2001. (14)
10.21*	The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (15)
10.22*	Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (16)
10.23*	Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (17)
10.24*	Third Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (18)
10.25*	Letter Agreement between Rentrak Corporation and Disney Enterprises, Inc., dated November 15, 2002. (19)
10.26*	Employment Agreement with Ronald Giambra dated July 1, 2002. (20)
10.27*	Amendment, dated June 1, 2003, to Employment Agreement dated July 1, 2002, between Ronald Giambra and Rentrak Corporation. (22)
10.28*	Amendment No. 2 dated February 10, 2005 to Employment Agreement dated July 1, 2002, between Ronald Giambra and Rentrak Corporation. (28)
10.29*	Separation Agreement and Mutual Release of Claims between Rentrak Corporation and F. Kim Cox dated January 25, 2005. (26)
10.30*	Consulting Agreement between Rentrak Corporation and F. Kim Cox dated January 25, 2005. (27)
10.31*	Employment Agreement between Kenneth M. Papagan and Rentrak Corporation dated January 1, 2004. (23)

E-1

Exhibit Number	Exhibit Description
10.32*	Employment Agreement between Cathy Hetzel and Rentrak Corporation dated March 17, 2004. (24)
10.33	Stock Purchase Agreement, dated December 17, 2004, by and among Rentrak Corporation, Selling Shareholders and Mark Cuban. (29)
10.34*	Separation Agreement and Mutual Release between Craig M. Berardi and Rentrak Corporation dated March 17, 2005.
10.35*	Summary of compensation arrangements for non-employee directors of Rentrak Corporation.
16.1	Letter re change in certifying accountant. (25)
21	List of Subsidiaries of Registrant. (30)
23.1	Consent of GRANT THORNTON LLP, independent registered public accounting firm.
23.2	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1	Description of Capital Stock of Rentrak Corporation. (21)

*    Management Contract or Compensatory Plan or Arrangement.

**  Portions omitted pursuant to a request for confidentiality treatment filed with the Securities and Exchange Commission.

(1)	Filed as Exhibit 3.1 to Form 10-Q filed on February 14, 2001.
(2)	Filed as Exhibit 10.1 to 1993 Form 10-K filed on June 28, 1993 (File No. 0-15159).
(3)	Filed as Exhibit 10.30 to 2000 Form 10-K filed on June 29, 2000.
(4)	Filed as Exhibit 10.4 to Form 10-Q filed on February 14, 2003.
(5)	10.Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.
(6)	Filed as Exhibit 10.8 to 2003 Form 10-K filed on June 26, 2003.
(7)	Filed as Exhibit 10.9 to 2003 Form 10-K filed on June 26, 2003.
(8)	Filed as Exhibit 10.25 to 2001 Form 10-K filed on June 29, 2001.
(9)	Filed as Exhibit 10.3 to Form 10-Q filed on February 14, 2003.
(10)	Filed as Exhibit 4.1 to Form 8-K filed on May 18, 2005.
(11)	Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.
(12)	Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.
(13)	Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2001.
(14)	Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.
(15)	Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
(16)	Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.
(17)	Filed as Exhibit 10.31 to 2002 From 10-K filed on June 28, 2002.
(18)	Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.
(19)	Filed as Exhibit 99 to Form 8-K filed on November 18, 2002.
(20)	Filed as Exhibit 10.5 to Form 10-Q filed on February 14, 2003.
(21)	Filed as Exhibit 99.1 to Form 8-K filed on May 18, 2005.
(22)	Filed as Exhibit 10.27 to Form 10-K filed on July 14, 2004.
(23)	Filed as Exhibit 10.28 to Form 10-K filed on July 14, 2004.
(24)	Filed as Exhibit 10.29 to Form 10-K filed on July 14, 2004.
(25)	Filed as Exhibit 16.1 to Form 8-K filed on August 27, 2004.
(26)	Filed as Exhibit 10.1 to Form 8-K filed on January 26, 2005.
(27)	Filed as Exhibit 10.2 to Form 8-K filed on January 26, 2005.
(28)	Filed as Exhibit 10.1 to Form 8-K filed on February 15, 2005.
(29)	Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2005.
(30)	Filed as Exhibit 21 to Form 10-K filed on July 14, 2004.

E-2