Form 10-Q
period 2005-06-30
RENTRAK CORP
filed 2005-08-09
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes     ☒          No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,550,395
(Class)	(Outstanding at August 1, 2005)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2005	March 31, 2005 (1)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$22,132,919	$21,983,133
Accounts receivable, net of allowances for doubtful accounts of $574,904 and $654,039	13,122,502	14,427,356
Advances to program suppliers, net of program supplier reserves of $3,116,150 and $3,245,877	661,328	1,184,839
Income tax receivable	573,656	580,010
Deferred income tax assets	579,783	944,038
Notes receivable - related party	—	753,301
Other current assets	1,174,685	1,028,129
Total Current Assets	38,244,873	40,900,806

Property and Equipment, net	3,483,058	3,216,025
Deferred Income Tax Assets	114,998	114,998
Other Assets	779,752	851,340
Total Assets	$42,622,681	$45,083,169

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,405,591	$12,469,758
Accrued liabilities	734,775	711,385
Accrued compensation	1,215,948	1,538,794
Deferred revenue	622,780	378,719
Total Current Liabilities	11,979,094	15,098,656

Long-Term Obligations:
Lease obligations and deferred gain	20,632	51,581

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; shares issued and outstanding: 10,550,395 and 10,544,913	10,550	10,545
Capital in excess of par value	47,022,412	46,987,982
Accumulated other comprehensive income	180,879	180,879
Accumulated deficit	(16,590,886)	(17,246,474)
Total Stockholders’ Equity	30,622,955	29,932,932
Total Liabilities and Stockholders’ Equity	$42,622,681	$45,083,169

(1) Derived from our March 31, 2005 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)

	For the Three Months Ended June 30,
	2005	2004

Revenue	$20,882,213	$25,333,002

Operating expenses:
Cost of sales	14,832,319	18,777,061
Selling and administrative	5,172,499	4,431,179
	20,004,818	23,208,240
Income from operations	877,395	2,124,762

Other income (expense):
Interest income	156,180	57,845
Interest expense	(792)	(1,131)
	155,388	56,714

Income before income taxes	1,032,783	2,181,476
Provision for income taxes	377,195	796,237
Net income	$655,588	$1,385,239

Basic net income per share	$0.06	$0.14

Diluted net income per share	$0.06	$0.13

Shares used in per share calculations:
Basic	10,549,251	9,797,268
Diluted	11,095,332	10,461,101

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$655,588	$1,385,239
Adjustments to reconcile net income to net cash flows used in operating activities:
Tax benefit from stock option exercises	12,940	36,174
Depreciation and amortization	311,638	272,676
Adjustment to allowance for doubtful accounts	79,135	(142,350)
Deferred income taxes	364,255	760,063
(Increase) decrease in:
Accounts receivable	1,225,719	(4,729,015)
Advances to program suppliers	523,511	1,199,911
Income taxes receivable	6,354	21,170
Other assets	(157,828)	(30,943)
Increase (decrease) in:
Accounts payable	(3,064,167)	1,009,050
Accrued liabilities and compensation	(299,456)	127,823
Deferred revenue and other liabilities	223,428	(2,197)
Net cash used in operating activities	(118,883)	(92,399)

Cash flows from investing activities:
Payments for purchase of property and equipment	(570,317)	(338,126)
Note receivable payments received	74,506	39,144
Other assets, net	—	(15,963)
Net cash used in investing activities	(495,811)	(314,945)

Cash flows from financing activities:
Payment of capital lease obligations	(10,316)	—
Issuance of common stock	21,495	319,691
Note receivable, related party	753,301	—
Net cash provided by financing activities	764,480	319,691

Increase (decrease) in cash and cash equivalents	149,786	(87,653)

Cash and cash equivalents:
Beginning of year	21,983,133	8,735,683
End of period	$22,132,919	$8,648,030

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,112	$1,799
Cash paid (refunds received) during the period for income taxes, net	1,546	(21,170)

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2005 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows.

Note 2.  Net Income Per Share

Basic net income per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
Basic EPS:
Weighted average number of shares of common stock outstanding	10,549,251	9,797,268
Diluted EPS:
Effect of dilutive stock options and warrants	546,081	663,833
	11,095,332	10,461,101

Options and warrants to purchase approximately 217,500 and 80,000 shares of our common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares for the period.

Note 3.  Business Segments, Significant Suppliers and Major Customers

During fiscal 2005, we operated in one business segment, Entertainment (previously referred to as our PPT segment).  Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Information Services operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure.  The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment products and related rental and sales information to our Participating Retailers on a revenue sharing basis. The Information Services Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services offered on a recurring subscription basis, as well as operating our direct revenue sharing (“DRS”) services.

Certain information by segment for the quarter ended June 30, 2005 was as follows:

	PPT	Information Services	Other(1)	Total
Quarter ended June 30, 2005(2)
Sales to external customers	$18,199,038	$2,525,857	$157,318	$20,882,213
Depreciation and amortization	6,786	207,418	97,434	311,638
Income (loss) from operations	2,476,551	1,110,799	(2,709,955)	877,395

Quarter ended June 30, 2004(3)
Sales to external customers	$22,692,622	$2,509,549	$130,831	$25,333,002

(1)   Includes revenue and expenses relating to products and/or services which are still in the development stage, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)   Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

(3)   The depreciation and amortization and operating income (loss) segment information for the fiscal quarter ended June 30, 2004 is not included as it would be impracticable to do so.

During the three-month periods ended June 30, 2005 and 2004, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended June 30,
	2005	2004
Program Supplier 1	29%	60%
Program Supplier 2	17%	12%
Program Supplier 3	15%	3%
Program Supplier 4	10%	2%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the quarters ended June 30, 2005 or 2004.  Although management does not believe that our relationships with significant Program Suppliers will be terminated in the near term, a loss of any of these suppliers could have a material adverse effect on our financial condition, results of operations and liquidity.

We had one customer that accounted for 32% of our total revenue in the quarter ended June 30, 2004.  The agreement with this customer expired in September 2004.  There were no other customers that accounted for 10% or more of our total revenue in the quarters ended June 30, 2005 or 2004.

Note 4.  Stock-Based Compensation

We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Quarter Ended June 30,	2005	2004
Net income, as reported	$655,588	$1,385,239
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(197,743)	(228,508)
Net income, pro forma	$457,845	$1,156,731

Net income per share – basic, as reported	$0.06	$0.14

Net income per share – basic, pro forma	$0.04	$0.12

Net income per share – diluted, as reported	$0.06	$0.13

Net income per share – diluted, pro forma	$0.04	$0.11

To determine the fair value of stock-based awards granted during the quarters shown above, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Quarter Ended June 30,	2005	2004
Risk-free interest rate	4.16%	4.58%
Expected dividend yield	—	—
Expected lives	6.39 years	7.24 years
Expected volatility	70.08%	74.98%

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in the first quarter of fiscal 2007.  We are in the process of evaluating how the adoption of SFAS 123R will affect our results of operations, financial position and cash flows.

Note 5.  Related Party Transactions

In February 2005, pursuant to his separation agreement, we loaned Mr. F. Kim Cox, our former President and Secretary, $0.8 million to assist him with exercising a portion of his vested options to purchase shares of our common stock.  The loan bore interest at 2.78% per annum and was repaid in full, including accrued interest, in May 2005.

In addition, we entered into a consulting agreement with Mr. Cox on January 25, 2005 whereby he is assisting us with strategic planning and product development issues.  Pursuant to the agreement, we will pay Mr. Cox $25,000 per month from February 2005 through March 2007.  We paid Mr. Cox a total of $75,000 pursuant to this agreement in the quarter ended June 30, 2005.

Note 6. Shareholder Rights Plan

In May 2005, we entered into a new rights plan to replace our previously existing rights plan, which expired on May 18, 2005.  The terms of the new rights plan are similar to those of the previous rights plan.  The new rights plan expires May 18, 2015.

Note 7.   Subsequent Event

We have been notified by one of our customers that they filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court on August 2, 2005.  The balance this customer owes us on its account is approximately $435,000.  We currently believe we have the means to fully collect the outstanding balance from this customer.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties.  Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology.  The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the Pay Per Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats subject to company guarantees; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming or video game publishers (“Program Suppliers”) and new technology; the continued availability of digital videodiscs (“DVDs”), video games and videocassettes (“Cassettes”) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and non-renewal of our line of credit. This Quarterly Report on Form 10-Q further describes some of these factors.

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

Our base of Participating Retailers continues to be strong. We had one Participating Retailer that accounted for 32% of total revenues in the quarter ended June 30, 2004 (“the first quarter of fiscal 2005”).  Our agreement with this Participating Retailer expired in September 2004.  The associated PPT revenue from this Participating Retailer’s rentals was approximately $8.2 million in the first quarter of fiscal 2005.  We don’t expect any appreciable revenue from this Participating Retailer in fiscal 2006. We are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined VHS/DVD revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier representing 29% and 60% of our total revenues in the quarters ended June 30, 2005 and 2004, respectively. The percentage decrease in total revenues related to this Program Supplier was primarily due to the loss of the major Participating Retailer noted above. Additionally, a second Program Supplier represented 17%, a third represented 15% and a fourth represented 10% of our total revenues in the quarter ended June 30, 2005 (“the first quarter of fiscal 2006”).  As is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

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

In March 2004, we announced an agreement with Comcast Cable, a division of Comcast Corporation, the country’s leading cable and broadband communications provider, to conduct a 12 month pilot trial of OnDemand Essentials, a system created for measuring and reporting anonymous video on demand (“VOD”) usage data. The trial began in May 2004 and has expanded to include all Comcast markets across the United States. On July 29, 2005, we signed a multi-year contract with Comcast. In July 2004, we announced a similar trial agreement with Insight Communications and have extended the trial while we work through a commercial agreement. We have since announced agreements with Cablevision Systems Corporation (February 2005), Charter Communications (March 2005) and Bresnan Communications (July 2005). In July 2004, we announced our first content provider deal with Music Choice and are working with them to develop anonymous profiling reports from their set top box application, My Music Choice, which allows the consumer to program their own VOD channel. We currently have several additional content providers serving as beta users for our content provider version of OnDemand Essentials, which we expect to launch in August 2005.

Sources of Revenue

Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Information Services operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure.  The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment products and related rental and sales information to our Participating Retailers on a revenue sharing basis. The Information Services Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services offered on a recurring subscription basis, as well as operating our direct revenue sharing (“DRS”) services.

Revenue by segment includes the following:

PPT Segment

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

•                  communication fees when retailers’ point-of-sale systems are connected to our information system; and

•                  charges for Internet services provided by our subsidiary, Formovies.com.

Information Services Segment

•                  direct revenue sharing fees from data tracking and reporting services provided to Program Suppliers (“DRS”);

•                  revenues from Box Office Essentials™ and

•                  revenues from Home Video Essentials™.

Other

•                  revenue relating to products and/or services which are still in the development stage.

Results of Operations

	Quarter Ended June 30, (1)
	2005		2004
	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$18,199,037	87.2%	$22,692,622	89.6%
Information services	2,525,857	12.1	2,509,549	9.9
Other	157,319	0.7	130,831	0.5
	20,882,213	100.0	25,333,002	100.0
Operating expenses:
Cost of sales	14,832,319	71.0	18,777,061	74.1
Selling and administrative	5,172,499	24.8	4,431,179	17.5
	20,004,818	95.8	23,208,240	91.6
Income from operations	877,395	4.2	2,124,762	8.4
Other income (expense):
Interest income	156,180	0.7	57,845	0.2
Interest expense	(792)	—	(1,131)	—
	155,388	0.7	56,714	0.2
Income before income tax provision	1,032,783	4.9	2,181,476	8.6
Income tax provision	377,195	1.8	796,237	3.1
Net income	$655,588	3.1%	$1,385,239	5.5%

(1) Percentages may not add due to rounding.

Certain results of operations information by segment is as follows:

	Quarter Ended June 30,
	2005		2004
	Dollars	% of revenues	Dollars	% of revenues
PPT
Revenues	$18,199,037	100.0%	$22,692,622	100.0%
Cost of sales	14,519,612	79.8	18,530,883	81.7
Gross margin	$3,679,425	20.2%	$4,161,739	18.3%

Information Services
Revenues	$2,525,857	100.0%	$2,509,549	100.0%
Cost of sales	309,539	12.3	240,144	9.6
Gross margin	$2,216,318	87.7%	$2,269,405	90.4%

Other
Revenues	$157,319	100.0%	$130,831	100.0%
Cost of sales	3,168	2.0	6,034	4.6
Gross margin	$154,151	98.0%	$124,797	95.4%

Revenue

Revenue decreased $4.4 million, or 17.6%, to $20.9 million in the first quarter of fiscal 2006 compared to $25.3 million in the first quarter of fiscal 2005.  The decrease in revenue was primarily due to decreases in transaction fees and sell-through fees, partially offset by an increase in order processing fees as described more fully below.

PPT Segment

PPT revenues decreased $4.5 million, or 19.8%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 as a result of changes in order processing, transaction and sell-through fees described below.

Order processing fees increased $0.5 million, or 47.5%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a new output program with a major supplier. The terms of this new agreement, and its utilization by our Participating Retailers during the quarter, resulted in higher order processing fees per unit compared with the first quarter of fiscal 2005.

Transaction fees decreased $4.4 million, or 25.2%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.  The decrease in transaction fees was primarily due to the loss of a significant customer whose contract expired in September 2004, partially offset by increased fees related to a new output program.

Sell-through fees decreased $0.4 million, or 12.1%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The decrease in sell-through fees was primarily due to the loss of the significant customer mentioned above.

Information Services Segment

Revenues from our Information Services segment were relatively flat for the first fiscal quarter of 2006 compared to the first fiscal quarter of 2005.  Our Essentials business intelligence service offerings, which include those services that management considers fully operational and no longer in development, saw revenue increases of 12.3% during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.  This increase was offset by a 7% decrease in DRS revenue in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a decrease in the total number of DRS rental transactions processed.  This decrease resulted from a decline in the number of DRS rental transactions processed for one of our major studios in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a change in the relationship between the studio and one of its direct revenue sharing customers.

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

Cost of sales decreased $3.9 million, or 21.0%, to $14.8 million in the first quarter of fiscal 2006 compared to $18.8 million in the first quarter of fiscal 2005.  Cost of sales as a percentage of revenue was 71.0% in the first quarter of fiscal 2006 compared to 74.1% in the first quarter of fiscal 2005. The decrease in cost of sales was primarily due to the decrease in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to lower costs for the PPT segment, offset by higher costs in the Information Services segment.  The PPT segment experienced lower costs of sales as a percentage of revenue as a result of the new output program mentioned above.  The higher order processing fees per unit from this new output program generate no corresponding costs, which resulted in improved margins to us. The higher costs for the Information Services segment primarily related to increased costs associated with the operation of our call center.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.7 million, or 16.7%, to $5.2 million in the first quarter of fiscal 2006 compared to $4.4 million in the first quarter of fiscal 2005.

The increase in selling and administrative expenses in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to a $0.3 million increase in expenditures related to our continued investment in the development and marketing of our Essentials business service offerings, a $0.3 million increase in professional and audit fees relating to our compliance with Section 404 of the Sarbanes-Oxley Act and our reorganization and a $0.1 million increase in bonus accruals. As a percentage of revenues, selling and administrative expenses were 24.8% for the first quarter of fiscal 2006 compared to 17.5% for the first quarter of fiscal 2005, due to a combination of increased expenses and lower revenues over which to spread those costs.

Other Income (Expense)

Interest income was $156,000 and $58,000 in the first quarter of fiscal 2006 and 2005, respectively.  The increase in interest income primarily relates to higher interest rates and higher average cash balances in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.  Our average cash balance was $22.0 million and $8.9 million for the first quarter of fiscal 2006 and 2005, respectively.

Income Taxes

Our effective tax rate was 36.5% in the first quarter of both fiscal 2006 and 2005.  Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes.

Liquidity and Capital Resources

Our sources of liquidity include our cash balance, cash generated from operations and our $6.0 million line of credit.  Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued development of our business intelligence services and other cash requirements through at least June 30, 2006.

Cash and cash equivalents increased $150,000 to $22.1 million at June 30, 2005 compared to $22.0 million at March 31, 2005.  This increase resulted primarily from $75,000 received on a note receivable and $753,000 received on a related party note receivable, which were partially offset by $119,000 used in operations and $0.6 million used for the purchase of property and equipment and internally developed software. Our current ratio was 3.2:1.0 at June 30, 2005 compared to 2.7:1.0 at March 31, 2005.

Accounts receivable decreased $1.3 million to $13.1 million at June 30, 2005 compared to $14.4 million at March 31, 2005 due primarily to lower revenues in the first quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.

Advances to Program Suppliers decreased $0.5 million to $0.7 million at June 30, 2005 compared to $1.2 million at March 31, 2005.  These amounts represent the unearned portion of guarantees with certain Program Suppliers, offset by reserves for estimated shortages under the guarantees.  These advances to Program Suppliers increase and decrease over time based on the changes in business volume, as well as timing of payments.

Deferred tax assets, short and long-term, were $0.7 million at June 30, 2005 compared to $1.1 million at March 31, 2005.  The reduction of $0.4 million primarily relates to utilizing net operating loss carryforwards (“NOLs”) at June 30, 2005 to reduce taxes payable in fiscal 2006.  The remaining deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

Note receivable from related party of $0.8 million at March 31, 2005 represented a note receivable from our former president plus accrued interest pursuant to his January 2005 separation agreement.  This amount was paid in full on May 4, 2005.

During the first quarter of fiscal 2006, we spent $0.6 million on property and equipment, including $0.4 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $2.5 million on property and equipment in fiscal 2006, including approximately $1.4 million for the capitalization of internally developed software for our business intelligence service offerings.

Accounts payable decreased $3.1 million to $9.4 million at June 30, 2005 compared to $12.5 million at March 31, 2005 primarily due to the timing of Program Supplier and other vendor payments.

Accrued compensation decreased $0.3 million to $1.2 million at June 30, 2005 compared to $1.5 million at March 31, 2005.  The decrease represents the payment of accrued bonuses related to fiscal 2005 financial results.  Bonuses totaling approximately $0.3 million were paid in the first quarter of fiscal 2006.

We currently have a secured revolving line of credit for $6.0 million, with a maturity of December 1, 2005.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.  Based upon the financial results reported as of, and for the quarter ended, June 30, 2005, we determined that we were in compliance with the financial covenants at June 30, 2005.  At June 30, 2005, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended March 31, 2005, which was filed with the Securities and Exchange Commission on June 13, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

In our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, a material weakness was identified. During our fiscal year end audit, an error was discovered by our independent registered public accounting firm, Grant Thornton LLP, relating to inputs of contractual terms into Program Supplier spreadsheets. A control was in place to prevent the occurrence of this error.  At the time, the control required that the general manager formally review the accuracy of terms contained within spreadsheets and provide written confirmation that those terms were in accordance with the contracts.  Although we believed that the control was designed effectively, we have enhanced the control due to its failure to operate without error.  During the quarter ended June 30, 2005, we have supplemented this control to require an additional independent review by our Chief Financial Officer and Controller.  Management believes that this enhancement to the control identified above rectifies the material weakness in internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date: August 9, 2005	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Senior Vice President and Chief Financial Officer