Form 10-Q
period 2005-09-30
RENTRAK CORP
filed 2005-11-08
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,564,726
(Class)	(Outstanding at November 1, 2005)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	March 31,
	2005	2005 (1)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,292	$21,983
Marketable securities	14,813	—
Accounts receivable, net of allowances for doubtful accounts of $521 and $654	12,703	14,428
Advances to program suppliers, net of program supplier reserves of $3,047 and $3,246	192	1,185
Income tax receivable	456	580
Deferred income tax assets	14	944
Notes receivable - related party	—	753
Other current assets	981	1,028
Total Current Assets	39,451	40,901

Property and Equipment, net	3,417	3,216
Deferred Income Tax Assets	77	115
Other Assets	625	851
Total Assets	$43,570	$45,083

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,200	$12,470
Accrued liabilities	696	711
Accrued compensation	1,345	1,539
Deferred revenue	519	379
Total Current Liabilities	11,760	15,099

Long-Term Obligations:
Lease obligations and deferred gain	—	52

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,565 and 10,545	10	10
Capital in excess of par value	47,106	46,988
Accumulated other comprehensive income	181	181
Accumulated deficit	(15,487)	(17,247)
Total Stockholders’ Equity	31,810	29,932
Total Liabilities and Stockholders’ Equity	$43,570	$45,083

(1) Derived from our March 31, 2005 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004

Revenue	$20,164	$26,998	$41,046	$52,331

Operating expenses:
Cost of sales	13,518	19,775	28,350	38,543
Selling and administrative	5,161	4,424	10,333	8,864
	18,679	24,199	38,683	47,407
Income from operations	1,485	2,799	2,363	4,924

Other income (expense):
Interest income	254	53	410	111
Interest expense	(1)	(1)	(2)	(2)
	253	52	408	109

Income before income taxes	1,738	2,851	2,771	5,033
Provision for income taxes	634	1,041	1,011	1,837
Net income	$1,104	$1,810	$1,760	$3,196

Basic net income per share	$0.10	$0.18	$0.17	$0.33

Diluted net income per share	$0.10	$0.17	$0.16	$0.31

Shares used in per share calculations:
Basic	10,551	9,822	10,550	9,810
Diluted	11,061	10,471	11,080	10,459

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$1,760	$3,196
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock option exercises	43	98
Depreciation and amortization	815	547
Adjustment to allowance for doubtful accounts	(133)	(141)
Deferred income taxes	968	1,739
(Increase) decrease in:
Accounts receivable	1,858	(2,517)
Advances to program suppliers	993	2,538
Income taxes receivable	124	23
Other current assets	6	26
Increase (decrease) in:
Accounts payable	(3,246)	33
Accrued liabilities and compensation	(209)	(167)
Deferred revenue and other liabilities	88	(44)
Net cash provided by operating activities	3,067	5,331

Cash flows from investing activities:
Purchases of marketable securities	(14,813)	—
Payments for purchase of property and equipment	(1,001)	(882)
Note receivable payments received	252	188
Other assets, net	—	(32)
Net cash used in investing activities	(15,562)	(726)

Cash flows from financing activities:
Payments on capital lease obligations	(24)	—
Issuance of common stock	75	550
Note receivable, related party	753	—
Net cash provided by financing activities	804	550

Increase (decrease) in cash and cash equivalents	(11,691)	5,155

Cash and cash equivalents:
Beginning of year	21,983	8,736
End of period	$10,292	$13,891

Supplemental cash flow information:
Cash paid during the period for interest	$2	$2
Cash paid (refunds received) during the period for income taxes, net	(110)	53

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and six-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2005 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows.

Note 2.  Net Income Per Share

Basic net income per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2005	2004	2005	2004
Basic EPS:
Weighted average number of shares of common stock outstanding	10,551	9,822	10,550	9,810
Diluted EPS:
Effect of dilutive stock options and warrants	510	649	530	649
	11,061	10,471	11,080	10,459

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	227	84	217	86

Note 3.  Business Segments, Significant Suppliers and Major Customers

During fiscal 2005, we operated in one business segment, Entertainment (previously referred to as our PPT segment).  Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure.  The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment products and related rental and sales information to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services offered on a recurring subscription basis, as well as operating our direct revenue sharing (“DRS”) services.

Certain information by segment for the three and six month periods ended September 30, 2005 and 2004 was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended September 30, 2005(2)
Sales to external customers	$17,442	$2,401	$321	$20,164
Depreciation and amortization	5	215	283	503
Income (loss) from operations	3,125	992	(2,632)	1,485

Three months ended September 30, 2004(2) (3)
Sales to external customers	$24,349	$2,512	$137	$26,998

Six months ended September 30, 2005(2)
Sales to external customers	$35,641	$4,927	$478	$41,046
Depreciation and amortization	20	417	378	815
Income (loss) from operations	5,602	2,103	(5,342)	2,363

Six months ended September 30, 2004(2) (3)
Sales to external customers	$47,043	$5,021	$267	$52,331

(1)          Includes revenue and expenses relating to products and/or services which are still in the development stage, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)          Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

(3)          The depreciation and amortization and operating income (loss) segment information for the three and six month periods ended September 30, 2004 is not included as it would be impracticable to do so.

During the three and six-month periods ended September 30, 2005 and 2004, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2005	2004	2005	2004
Program Supplier 1	28%	59%	28%	59%
Program Supplier 2	20%	4%	18%	4%
Program Supplier 3	14%	7%	15%	9%
Program Supplier 4	10%	—	10%	—

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three or six-month periods ended September 30, 2005 or 2004.  A loss of any of these suppliers could have a material adverse effect on our financial condition, results of operations and liquidity.

We had one customer that accounted for 32% and 31%, respectively, of our total revenue in the three and six-month periods ended September 30, 2004. The agreement with this customer expired in September 2004.  There were no other customers that accounted for 10% or more of our total revenue in the three or six-month periods ended September 30, 2005 or 2004.

Note 4.  Stock-Based Compensation

We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2005	2004	2005	2004

Net income, as reported	$1,104	$1,810	$1,760	$3,196
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(199)	(213)	(397)	(441)
Net income, pro forma	$905	$1,597	$1,363	$2,755

Net income per share – basic, as reported	$0.10	$0.18	$0.17	$0.33

Net income per share – basic, pro forma	$0.09	$0.16	$0.13	$0.28

Net income per share – diluted, as reported	$0.10	$0.17	$0.16	$0.31

Net income per share – diluted, pro forma	$0.08	$0.15	$0.12	$0.26

To determine the fair value of stock-based awards granted during the six-month period ended September 30, 2005 and the three and six-month periods ended September 30, 2004, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Six Months Ended September 30, 2005	Three and Six Months Ended September 30, 2004
Risk-free interest rate	4.16%	4.29% - 4.58%
Expected dividend yield	—	—
Expected lives	6.39 years	6.55 - 7.24 years
Expected volatility	70.08%	74.08% - 74.98%

No stock-based awards were granted during the three-month period ended September 30, 2005.

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

Note 5.  Marketable Securities

In the second quarter of fiscal 2006, we purchased $12.3 million of fixed-rate corporate bonds and $2.5 million of fixed rate government bonds, all of which mature March 31, 2006 and are included as short-term marketable securities on our balance sheet as of September 30, 2005. We have classified these marketable securities as held-to-maturity, and, accordingly, they are reported at amortized cost with earnings included as a component of interest income.

Note 6.  Related Party Transactions

In February 2005, pursuant to his separation agreement, we loaned Mr. F. Kim Cox, our former President and Secretary, $0.8 million to assist him with exercising a portion of his vested options to purchase shares of our common stock. The loan bore interest at 2.78% per annum and was repaid in full, including accrued interest, in May 2005.

In addition, we entered into a consulting agreement with Mr. Cox on January 25, 2005 whereby he is assisting us with strategic planning and product development issues.  Pursuant to the agreement, we will pay Mr. Cox $25,000 per month from February 2005 through March 2007. We paid Mr. Cox a total of $75,000 and $150,000, respectively, in the three and six-month periods ended September 30, 2005.

Note 7. Shareholder Rights Plan

In May 2005, we entered into a new rights plan to replace our previously existing rights plan, which expired on May 18, 2005.  The terms of the new rights plan are similar to those of the previous rights plan.  The new rights plan expires May 18, 2015.

Note 8.  Approval of 2005 Stock Incentive Plan

At our annual meeting of shareholders, which was held on August 25, 2005, our shareholders approved the Rentrak Corporation 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan replaces the 1997 Non-Officer Employee Stock Option Plan and the 1997 Equity Participation Plan (the “Prior Plans”).

Under the 2005 Plan, we may grant incentive or nonqualified stock options, stock appreciation rights, restricted stock or units with time-based vesting, performance shares with vesting tied to performance goals and other equity-based awards to eligible participants, including our officers, other key employees, our non-employee directors and certain consultants. Up to a total of 1.0 million shares of our common stock may be issued pursuant to awards granted under the 2005 Plan, subject to adjustment for changes in capitalization.  In addition, shares covered by outstanding stock options under the Prior Plans that are cancelled, terminate or otherwise expire without being exercised will become available for grants of new awards under the 2005 Plan.

As of August 25, 2005, there were approximately 1.6 million shares subject to outstanding options under the Prior Plans.  No further awards will be made under the Prior Plans.

Note 9.  Customer Bankruptcy

On November 3, 2005, one of our customers, who filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court on August 2, 2005, converted that petition to a revised petition for relief under Chapter 7 in the U.S. Bankruptcy Court. The balance this customer owes us on its account was approximately $563,000 at September 30, 2005.  We are currently pursuing all means available to us in regard to recovering this receivable.

Note 10.  Reclassifications

Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties.  Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology.  The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats subject to company guarantees; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming or video game publishers (“Program Suppliers”) and new technology; the continued availability of digital videodiscs (“DVDs”), video games and videocassettes (“Cassettes”) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and non-renewal of our line of credit. This Quarterly Report on Form 10-Q further describes some of these factors.

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

Our base of Participating Retailers continues to be strong. We had one Participating Retailer that accounted for $8.3 million, or 32%, and $16.5 million, or 31%, of total revenues in the three and six-month periods ended September 30, 2004, respectively. Our agreement with this Participating Retailer expired in September 2004 and we have not received, nor do we expect to receive, any appreciable revenue from this Participating Retailer in fiscal 2006. We are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined VHS/DVD revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier representing 28% and 59% of our total revenues in the six months ended September 30, 2005 and 2004, respectively. The percentage decrease in total revenues related to this Program Supplier was primarily due to the loss of the major Participating Retailer noted above. Additional Program Suppliers represented 18%, 15% and 10% of our total revenues in the six months ended September 30, 2005.  As is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants.  Our Essentials business intelligence service offerings, which are fully operational and no longer in significant stages of development, saw revenue increases of 7.7% and 9.9%, respectively, during the three and six-month periods ended September 30, 2005 compared to the same periods of the prior fiscal year.  We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings.  Longer-term, we believe these services will provide significant future revenue and earnings streams and ultimately be the cornerstone of our success.

In March 2004, we announced an agreement with Comcast Cable, a division of Comcast Corporation, the country’s leading cable and broadband communications provider, to conduct a 12 month pilot trial of OnDemand Essentials, a system created for measuring and reporting anonymous video on demand (“VOD”) usage data. The trial began in May 2004 and has expanded to include all Comcast markets across the United States. On July 29, 2005, we signed a multi-year contract with Comcast to continue this VOD measurement relationship.

In July 2004, we announced a similar trial agreement with Insight Communications and have extended the trial while we work through a commercial agreement. We have also announced agreements with Cablevision Systems Corporation (February 2005), Charter Communications (March 2005) and Bresnan Communications (July 2005).

In July 2004, we announced our first content provider service agreement with Music Choice and are working with them to develop anonymous profiling reports from their set top box application, My Music Choice, which allows the consumer to program their own VOD channel.

On August 1, 2005 we launched our OnDemand Essentials™ Content Provider site, which is a transactional tracking and reporting system that enables users to view and analyze on-demand content.  This is significant as we now can generate revenue for the OnDemand Essentials line of business. In September 2005, we announced multi-year service agreements with 12 leading content providers, bringing our total number of subscribers to the service to 13.  The 13 subscribers are: Music Choice, Paramount Studios, CBS, MTV, Nickelodeon, Noggin, The N, Comedy Central, VH1, Expo TV, NFL Network, Ripe TV and National Geographic Channel. Several of these subscribers are owned by Viacom Inc., which will also utilize this service for its Logo and Country Music Television stations when they launch VOD content, which is expected to be in 2006. These content provider customers will have access to the data we are collecting pursuant to the cable operator agreements we have in place with Comcast, Insight Communications, Charter Communications, Cablevision Systems and Bresnan Communications. These operators represent 53% of VOD enabled homes.

Revenues and costs associated with our OnDemand Essentials™ services are classified as “other” as these services are still in the development stage.  While we are optimistic regarding the future potential revenue from these services, it is too soon to estimate what their impact will be on our future results of operations.

Sources of Revenue

Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure.  The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment products and related rental and sales information to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services offered on a recurring subscription basis, as well as operating our direct revenue sharing (“DRS”) services.

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

AMI Segment

•                  direct revenue sharing fees from data tracking and reporting services provided to Program Suppliers (“DRS”);

•                  revenues from Box Office Essentials™ and

•                  revenues from Home Video Essentials™.

Other

•                  revenue relating to products and/or services which are still in the development stage;

•                  OnDemand Essentials™;

•                  Supply Chain Essentials™; and

•                  Retail Essentials™.

Results of Operations

	Three Months Ended September 30, (1)
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$17,442	86.5%	$24,349	90.2%
AMI	2,401	11.9	2,512	9.3
Other	321	1.6	137	0.5
	20,164	100.0	26,998	100.0
Operating expenses:
Cost of sales	13,518	67.0	19,775	73.2
Selling and administrative	5,161	25.6	4,424	16.4
	18,679	92.6	24,199	89.6
Income from operations	1,485	7.4	2,799	10.4
Other income (expense):
Interest income	254	1.3	53	0.2
Interest expense	(1)	—	(1)	—
	253	1.3	52	0.2
Income before income tax provision	1,738	8.6	2,851	10.6
Income tax provision	634	3.1	1,041	3.9
Net income	$1,104	5.5%	$1,810	6.7%

	Six Months Ended September 30, (1)
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$35,641	86.8%	$47,043	89.9%
AMI	4,927	12.0	5,021	9.6
Other	478	1.2	267	0.5
	41,046	100.0	52,331	100.0
Operating expenses:
Cost of sales	28,350	69.1	38,543	73.7
Selling and administrative	10,333	25.2	8,864	16.9
	38,683	94.2	47,407	90.6
Income from operations	2,363	5.8	4,924	9.4
Other income (expense):
Interest income	410	1.0	111	0.2
Interest expense	(2)	—	(2)	—
	408	1.0	109	0.2
Income before income tax provision	2,771	6.8	5,033	9.6
Income tax provision	1,011	2.5	1,837	3.5
Net income	$1,760	4.3%	$3,196	6.1%

(1) Percentages may not add due to rounding.

Certain results of operations information by segment is as follows:

	Three Months Ended September 30,
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT
Revenues	$17,442	100.0%	$24,349	100.0%
Cost of sales	13,037	74.7	19,497	80.1
Gross margin	$4,405	25.3%	$4,852	19.9%

AMI
Revenues	$2,401	100.0%	$2,512	100.0%
Cost of sales	268	11.2	266	10.6
Gross margin	$2,133	88.8%	$2,246	89.4%

Other
Revenues	$321	100.0%	$137	100.0%
Cost of sales	213	66.4	12	8.8
Gross margin	$108	33.6%	$125	91.2%

	Six Months Ended September 30,
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT
Revenues	$35,641	100.0%	$47,043	100.0%
Cost of sales	27,557	77.3	38,015	80.8
Gross margin	$8,084	22.7%	$9,028	19.2%

AMI
Revenues	$4,927	100.0%	$5,021	100.0%
Cost of sales	577	11.7	506	10.1
Gross margin	$4,350	88.3%	$4,515	89.9%

Other
Revenues	$478	100.0%	$267	100.0%
Cost of sales	216	45.2	22	8.2
Gross margin	$262	54.8%	$245	91.8%

Revenue

Revenue decreased $6.8 million, or 25.3%, to $20.2 million in the three months ended September 30, 2005 (the “second quarter of fiscal 2006”) compared to $27.0 million in the three months ended September 30, 2004 (the “second quarter of fiscal 2005”).  Revenue decreased $11.3 million, or 21.6%, to $41.0 million in the six months ended September 30, 2005 compared to $52.3 million in the six months ended September 30, 2004.  The decreases in revenue were primarily due to decreases in transaction fees and sell-through fees, partially offset by small increases in order processing fees and our Essentials Suite™ of business intelligence services as described more fully below.

PPT Segment

PPT revenues decreased $6.9 million, or 28.4%, and $11.4 million, or 24.2%, respectively, in the three and six month periods ended September 30, 2005 compared to the same periods of the prior fiscal year primarily as a result of decreases in transaction and sell-through fees, partially offset by increases in order processing fees as described below.

Order processing fees increased $0.3 million, or 23.3%, and $0.8 million, or 35.1%, respectively, in the three and six month periods ended September 30, 2005 compared to the same periods of the prior fiscal year due to a new output program with a major supplier, which was effective April 1, 2005. The terms of this new agreement, and its utilization by our Participating Retailers during the current periods, resulted in higher order processing fees per unit compared with the prior year periods.

Transaction fees decreased $6.1 million, or 32.7%, and $10.5 million, or 29.0%, respectively, in the three and six month periods ended September 30, 2005 compared to the same periods of the prior fiscal year.

The decreases in transaction fees were primarily due to the loss of a significant customer whose contract expired in September 2004, partially offset by increased fees related to the new output program discussed above.

Sell-through fees decreased $1.2 million, or 26.5%, and $1.6 million, or 19.9%, respectively, in the three and six month periods ended September 30, 2005 compared to the same periods of the prior fiscal year. The decreases in sell-through fees were primarily due to the loss of the significant customer mentioned above.

AMI Segment

Revenues from our AMI segment were relatively flat for the three and six month periods ended September 30, 2005 compared to the same periods of the prior fiscal year. Our Essentials™ business intelligence service offerings, which include those services that management considers fully operational and no longer in significant stages of development, saw revenue increases of $0.1 million, or 7.7%, and $0.2 million, or 9.9%, respectively, during the three and six month periods ended September 30, 2005 compared to the same periods of the prior fiscal year.  These increases were offset by a $0.2 million, or 13.6%, and a $0.3 million, or a 10.3%, decrease, respectively, in DRS revenue in the same periods due to a decrease in the total number of DRS rental transactions processed.  This decrease resulted from a decline in the number of DRS rental transactions processed for one of our major studios in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 due to a change in the relationship between the studio and one of its direct revenue sharing customers.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs, and costs associated with certain Essentials™ business intelligence service offerings. These expenditures represent the direct costs to produce revenues.  Order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. A portion of the Essentials™ business intelligence service offerings costs represent costs associated with the operation of a call center.

Cost of sales decreased $6.3 million, or 31.6%, to $13.5 million in the second quarter of fiscal 2006 compared to $19.8 million in the second quarter of fiscal 2005 and decreased $10.1 million, or 26.4%, to $28.4 million in the six-month period ended September 30, 2005 compared to $38.5 million in the same period of the prior fiscal year.  Cost of sales as a percentage of revenue was 67.0% and 69.1%, respectively, in the three and six-month periods ended September 30, 2005 compared to 73.2% and 73.7%, respectively, in the same periods of the prior fiscal year.

The decreases in cost of sales were primarily due to the decrease in revenues discussed above. The decreases in cost of sales as a percentage of revenue were primarily due to lower costs for the PPT segment, offset by higher costs in the AMI segment, as well as costs associated with revenues from services which are still in the development stage and included in “other.”  The PPT segment experienced lower costs of sales as a percentage of revenue as a result of the new output program mentioned above.  The higher order processing fees per unit from this new output program generate no corresponding costs, which resulted in improved margins. The higher costs for the AMI segment primarily related to increased costs associated with the operation of our call center.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.8 million, or 16.7%, to $5.2 million in the second quarter of fiscal 2006 compared to $4.4 million in the second quarter of fiscal 2005 and increased $1.4 million, or

16.6%, to $10.3 million in the six-month period ended September 30, 2005 compared to $8.9 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and six-month periods ended September 30, 2005 compared to the same periods of the prior fiscal year were primarily due to a $0.4 million and a $0.8 million increase, respectively, in expenditures related to our continued investment in the development and marketing of our Essentials™ business service offerings, a $0.1 million and a $0.3 million increase, respectively, in professional and audit fees relating primarily to our compliance with Section 404 of the Sarbanes-Oxley Act and our reorganization. These increases were offset by lower legal costs and improvements in trends relating to the collection of accounts receivable, which had a positive impact on the provision for bad debts.  Additionally, the prior year amounts include recoveries, net of expenses, related to an embezzlement, which was discovered in March 2004, totaling $0.2 million and $0.1 million, respectively, as well as $0.3 million and $0.4 million, respectively, in higher advertising credits.

As a percentage of revenues, selling and administrative expenses increased to 25.6% and 25.2%, respectively, for the three and six-month periods ended September 30, 2005 compared to 16.4% and 16.9%, respectively, for the same periods of the prior fiscal year, due to a combination of increased expenses and lower revenues over which to spread those costs.

Interest Income

Interest income was $254,000 and $410,000, respectively, for the three and six-month periods ended September 30, 2005 compared to $53,000 and $111,000, respectively, for the same periods of the prior fiscal year. The increases in interest income primarily relate to higher interest rates and higher average cash balances in the current periods compared to the same periods of the prior fiscal year.  Our average cash balance was $22.9 million and $9.9 million for the six months ended September 30, 2005 and 2004, respectively.  We also purchased $14.8 million of low-risk marketable securities during the second quarter of fiscal 2006, which contributed to higher yields on our invested cash.  These securities mature March 31, 2006.

Income Taxes

Our effective tax rate was 36.5% in both the three and six-month periods ended September 30, 2005 and 2004.  Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and our $6.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least September 30, 2006.

Cash and cash equivalents decreased $11.7 million to $10.3 million at September 30, 2005 compared to $22.0 million at March 31, 2005.  This decrease resulted primarily from $14.8 million used for the purchase of marketable securities and $1.0 million invested in property and equipment and internally developed software for our business intelligence service offerings, which were partially offset by $3.1 million provided by operations, $252,000 received on a note receivable, $753,000 received on a related party note receivable and $75,000 received from the issuance of common stock. Our current ratio was 3.4:1.0 at September 30, 2005 compared to 2.7:1.0 at March 31, 2005.

Accounts receivable, net of allowances, decreased $1.7 million to $12.7 million at September 30, 2005 compared to $14.4 million at March 31, 2005, due primarily to lower revenues in the second quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.

Advances to Program Suppliers decreased $1.0 million to $0.2 million at September 30, 2005 compared to $1.2 million at March 31, 2005.  These amounts represent the unearned portion of guarantees with certain Program Suppliers, offset by reserves for estimated shortages under the guarantees.  These advances to

Program Suppliers increase and decrease over time based on changes in business volume, as well as timing of payments.

Deferred tax assets, short and long-term, were $91,000 at September 30, 2005 compared to $1.1 million at March 31, 2005.  The reduction of $1.0 million primarily relates to utilizing net operating loss carryforwards (“NOLs”) at September 30, 2005 to reduce taxes payable in fiscal 2006.  The remaining deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

Note receivable from related party of $0.8 million at March 31, 2005 represented a note receivable from our former president plus accrued interest pursuant to his January 2005 separation agreement.  This amount was paid in full on May 4, 2005.

During the first two quarters of fiscal 2006, we spent $1.0 million on property and equipment, including $0.7 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $2.5 million on property and equipment in fiscal 2006, including approximately $1.4 million for the capitalization of internally developed software, primarily for our business intelligence service offerings.

Accounts payable decreased $3.3 million to $9.2 million at September 30, 2005 compared to $12.5 million at March 31, 2005 primarily due to the timing of Program Supplier and other vendor payments.

We currently have a secured revolving line of credit for $6.0 million, with a maturity of December 1, 2005.  We expect to renew this line under similar terms. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.  Based upon the financial results reported as of, and for the quarter ended, September 30, 2005, we determined that we were in compliance with the financial covenants at September 30, 2005.  At September 30, 2005, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended March 31, 2005, which was filed with the Securities and Exchange Commission on June 13, 2005.

Additionally, please refer to Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of our policy regarding marketable securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of September 30, 2005, we had additional exposure to interest rate risk related to our marketable securities.  We utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

There have been no other material changes in our reported market risks since the filing of our fiscal 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2005.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on August 25, 2005, at which time the shareholders elected six nominees for director to our Board of Directors and approved the Rentrak Corporation 2005 Stock Incentive Plan.

The six directors elected, along with the voting results, are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Judith G. Allen	8,359,035	1,115,074
Cecil D. Andrus	8,304,033	1,170,076
George H. Kuper	8,333,748	1,140,361
Paul A. Rosenbaum	8,611,619	862,490
Ralph R. Shaw	8,408,935	1,065,174
Stanford C. “Bud” Stoddard	8,608,634	865,475

The Rentrak Corporation 2005 Stock Incentive Plan was approved as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
3,030,979	2,031,569	427,498	3,984,063

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Award Agreement for Non-Qualified Stock Option.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2005	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Senior Vice President and Chief Financial Officer