Form 10-Q
period 2005-12-31
RENTRAK CORP
filed 2006-02-07
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act: Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,576,819
(Class)	(Outstanding at January 31, 2006)

RENTRAK CORPORATION
FORM 10-Q
INDEX

Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31, 2005	March 31, 2005 (1)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,681	$21,983
Marketable securities	14,848	—
Accounts receivable, net of allowances for doubtful accounts of $430 and $654	16,521	14,428
Advances to program suppliers, net of program supplier reserves of $2,921 and $3,246	269	1,185
Income tax receivable and prepaid taxes	67	580
Deferred income tax assets	169	944
Notes receivable - related party	—	753
Other current assets	925	1,028
Total Current Assets	45,480	40,901

Property and Equipment, net of accumulated depreciation of $5,517 and $4,317	3,463	3,216
Deferred Income Tax Assets	77	115
Other Assets	627	851
Total Assets	$49,647	$45,083

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,150	$12,470
Accrued liabilities	1,078	711
Accrued compensation	966	1,539
Deferred revenue	474	379
Total Current Liabilities	16,668	15,099

Long-Term Obligations:
Lease obligations and deferred gain	—	52

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding:
10,572 and 10,545	11	10
Capital in excess of par value	47,148	46,988
Accumulated other comprehensive income	181	181
Accumulated deficit	(14,361)	(17,247)
Total Stockholders’ Equity	32,979	29,932
Total Liabilities and Stockholders’ Equity	$49,647	$45,083

(1) Derived from our March 31, 2005 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004

Revenue	$23,957	$22,821	$65,003	$75,152

Operating expenses:
Cost of sales	17,014	15,411	45,364	53,953
Selling and administrative	5,454	5,222	15,787	14,087
	22,468	20,633	61,151	68,040
Income from operations	1,489	2,188	3,852	7,112

Other income (expense):
Interest income	283	92	693	203
Interest expense	—	(2)	(2)	(5)
	283	90	691	198

Income before income taxes	1,772	2,278	4,543	7,310
Provision for income taxes	646	991	1,657	2,827
Net income	$1,126	$1,287	$2,886	$4,483

Basic net income per share	$0.11	$0.13	$0.27	$0.46

Diluted net income per share	$0.10	$0.12	$0.26	$0.43

Shares used in per share calculations:
Basic	10,567	9,932	10,556	9,851
Diluted	11,054	10,606	11,071	10,465

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$2,886	$4,483
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of assets	—	(2)
Tax benefit from stock option exercises	55	256
Depreciation and amortization	1,222	819
Adjustment to allowance for doubtful accounts	(224)	96
Deferred income taxes	813	1,381
(Increase) decrease in:
Accounts receivable	(1,869)	(557)
Advances to program suppliers	916	2,479
Income taxes receivable and prepaid taxes	513	(19)
Other current assets	(67)	107
Increase (decrease) in:
Accounts payable	1,715	(3,051)
Accrued liabilities and compensation	(206)	1,038
Deferred revenue and other liabilities	45	103
Net cash provided by operating activities	5,799	7,133

Cash flows from investing activities:
Purchases of marketable seucrities	(14,848)	—
Purchase of property and equipment	(1,447)	(1,353)
Purchase of common stock	—	(475)
Proceeds from sale of assets	—	2
Note receivable payments received	372	300
Net cash used in investing activities	(15,923)	(1,526)

Cash flows from financing activities:
Payments on capital lease obligation	(36)	(28)
Issuance of common stock	105	3,896
Collection of note receivable, related party	753	—
Net cash provided by financing activities	822	3,868

Increase (decrease) in cash and cash equivalents	(9,302)	9,475

Cash and cash equivalents:
Beginning of year	21,983	8,736
End of period	$12,681	$18,211

Supplemental cash flow information:
Cash paid during the period for interest	$3	$5
Cash paid (refunds received) during the period for income taxes, net	(37)	259

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and nine-month periods ended December 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2005 Annual Report to Shareholders.

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

Note 2.  Net Income Per Share

Basic net income per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2005	2004	2005	2004
Basic EPS:
Weighted average number of shares of common stock outstanding	10,567	9,932	10,556	9,851
Diluted EPS:
Effect of dilutive stock options and warrants	487	674	515	614
	11,054	10,606	11,071	10,465

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	400	4	302	29

Note 3.  Business Segments, Significant Suppliers and Major Customers

During fiscal 2005, we operated in one business segment, Entertainment. Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure.  The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment products and related rental and sales information to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services offered on a recurring subscription basis which are no longer in the development stage, as well as operating our direct revenue sharing (“DRS”) services.

Certain information by segment for the three and nine-month periods ended December 31, 2005 and 2004 was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended December 31, 2005(2)
Sales to external customers	$20,851	$2,681	$425	$23,957
Depreciation and amortization	8	266	133	407
Income (loss) from operations	2,819	1,193	(2,523)	1,489

Three months ended December 31, 2004(2) (3)
Sales to external customers	$19,736	$2,930	$155	$22,821

Nine months ended December 31, 2005(2)
Sales to external customers	$56,492	$7,608	$903	$65,003
Depreciation and amortization	28	683	511	1,222
Income (loss) from operations	8,421	3,296	(7,865)	3,852

Nine months ended December 31, 2004(2) (3)
Sales to external customers	$66,778	$7,951	$423	$75,152

(1)   Includes revenue and expenses relating to products and/or services which are still in the development stage, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)   Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

(3)   The depreciation and amortization and operating income (loss) segment information for the three and nine-month periods ended December 31, 2004 is not included as it would be impracticable to do so.

During the three and nine-month periods ended December 31, 2005 and 2004, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2005	2004	2005	2004
Program Supplier 1	25%	26%	26%	46%
Program Supplier 2	16%	16%	15%	10%
Program Supplier 3	15%	10%	16%	5%
Program Supplier 4	6%	13%	8%	8%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three or nine-month periods ended December 31, 2005 or 2004. A loss of any of these suppliers could have a material adverse effect on our financial condition, results of operations and liquidity.

We had one customer that accounted for 25% of our total revenue in the nine-month period ended December 31, 2004. The agreement with this customer expired in September 2004. There were no other customers that accounted for 10% or more of our total revenue in the three or nine-month periods ended December 31, 2005 or 2004.

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

(in thousands, except per share amounts)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2005	2004	2005	2004
Net income, as reported	$1,126	$1,287	$2,886	$4,483
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(215)	(198)	(611)	(640)
Net income, pro forma	$911	$1,089	$2,275	$3,843

Net income per share – basic, as reported	$0.11	$0.13	$0.27	$0.46

Net income per share – basic, pro forma	$0.09	$0.11	$0.22	$0.39

Net income per share – diluted, as reported	$0.10	$0.12	$0.26	$0.43

Net income per share – diluted, pro forma	$0.08	$0.10	$0.21	$0.37

To determine the fair value of stock-based awards granted during the periods shown above, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended December 31,	2005	2004
Risk-free interest rate	4.16% - 4.49%	4.17% - 4.58%
Expected dividend yield	—	—
Expected lives	6.39 - 8.58 years	6.36 - 7.24 years
Expected volatility	64.87% - 70.08%	72.05% - 74.98%

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

Note 5.  Marketable Securities

In the first nine months of fiscal 2006, we purchased $12.3 million of fixed-rate corporate bonds and $2.5 million of fixed-rate government bonds, all of which mature March 31, 2006 and are included as short-term marketable securities on our balance sheet as of December 31, 2005. We have classified these marketable securities as held-to-maturity, and, accordingly, they are reported at amortized cost with earnings included as a component of interest income.

Note 6.  Line of Credit

On December 21, 2005, we entered into a renewal of our secured revolving line of credit with Wells Fargo Bank, National Association (the “Line of Credit”). The expiration date for the Line of Credit was extended to December 1, 2006 from December 1, 2005. In addition, the Line of Credit was increased from $6.0 million to $15.0 million.  The interest rate on the Line of Credit continues to be calculated at our choice of (a) the bank’s prime interest rate minus 0.5 percent or (b) LIBOR plus 2 percent. Certain financial covenants continue to apply as follows: (1) consolidated pre-tax income must be at least $1.00 for each fiscal quarter, and consolidated after-tax income must be at least $1.00 on an annual basis, determined at fiscal year end; (2) our current ratio must be at least 1.5:1.0, measured quarterly; and (3) our debt-to-tangible net worth ratio must not exceed 1.5:1.0, measured quarterly.  As of December 31, 2005, we were in compliance with these covenants and no amounts were outstanding under the Line of Credit.

Note 7.  Related Party Transactions

In February 2005, pursuant to his separation agreement, we loaned Mr. F. Kim Cox, our former President and Secretary, $0.8 million to assist him with exercising a portion of his vested options to purchase shares of our common stock. The loan bore interest at 2.78% per annum and was repaid in full, including accrued interest, in May 2005.

In addition, we entered into a consulting agreement with Mr. Cox on January 25, 2005 whereby he is assisting us with strategic planning and product development issues.  Pursuant to the agreement, we will pay Mr. Cox $25,000 per month from February 2005 through March 2007. We paid Mr. Cox a total of $75,000 and $225,000, respectively, in the three and nine-month periods ended December 31, 2005 under this contract.

Note 8. Shareholder Rights Plan

In May 2005, we entered into a new rights plan to replace our previously existing rights plan, which expired on May 18, 2005. The terms of the new rights plan are similar to those of the previous rights plan.  The new rights plan expires May 18, 2015.

Note 9.  Approval of 2005 Stock Incentive Plan

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

Note 10.  Customer Bankruptcy

On November 3, 2005, one of our customers, who filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court on August 2, 2005, converted that petition to a revised petition for relief under Chapter 7 in the U.S. Bankruptcy Court. The balance this customer owed us on its account was approximately $588,000 at December 31, 2005 and has been written off.  This had no material impact on net income in the current period.

Note 11.  Reclassifications

Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Note 12.  Subsequent Event – Share Repurchase Program

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1,000,000 shares of our common stock. Shares may be repurchased from time to time in both open market and privately negotiated purchases in such amounts as our authorized officer, Paul Rosenbaum, Chairman, President and Chief Executive Officer, deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. As of December 31, 2005, we had 10,571,680 shares outstanding and, as of the date of filing this Form 10-Q, no shares have been repurchased.

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

Business Trends

Our financial results continue to be affected by the changing dynamics in the home video and game rental market, as they impact our PPT business.  We continue to experience the impact of the migration from higher historical rentals of Cassettes to greater rentals of DVDs by our Participating Retailers.  We have successfully implemented new agreements with Program Suppliers to incorporate the availability of DVDs, and we are continuing our efforts in fiscal 2006 to secure more DVD arrangements to address this impact.  In addition, our PPT segment continues to be affected by a shift to “output programs.” Previously, the terms of these programs resulted in lower order processing and transaction fees with Program Suppliers in exchange for the Participating Retailers’ commitment to order a greater number of Units of all the Program Supplier’s titles. The result was an increased number of Units leased by the Participating Retailers, but a reduced amount of fees per Unit earned by the Program Supplier and us.  Recently, we have seen a shift in upfront fees associated with newer output agreements. This shift generally resulted in higher order processing and transaction fees and lower sell-through fees, as we experienced both in the three and nine-month periods ended December 31, 2005. These output programs are, in part, an economic response to the changing dynamics of the home video rental market, and have become more prevalent since the migration from Cassette format to the DVD format.  We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong. We had one Participating Retailer that accounted for $18.4 million, or 25%, of total revenues in the nine-month period ended December 31, 2004. Our agreement with this Participating Retailer expired in September 2004 and we have not received, nor do we expect to receive, any appreciable revenue from this Participating Retailer in fiscal 2006 or future periods. We are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined VHS/DVD revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier representing 26% and 46% of our total revenues in the nine months ended December 31, 2005 and 2004, respectively. The percentage decrease in total revenues related to this Program Supplier was primarily due to the loss of the major Participating Retailer noted above. Also, in November, 2005, based on our successful involvement with another major studio in Canada, we entered into a revenue sharing agreement which extends product offerings to Participating Retailers in the United States.  This agreement is effective for titles which are released in January, 2006. This will allow our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio continues to deliver year after year. Additional Program Suppliers represented 16%, 15% and 8% of our total revenues in the nine months ended December 31, 2005. As is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants.  Our Box Office Essentialsäand Home Video Essentials™ business intelligence service offerings, which are fully operational and no longer in significant stages of development, saw revenue increases of 9.1% and 9.6%, respectively, during the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and ultimately be the cornerstone of our success.

As an example, included in the Other segment is OnDemand Essentials™, which is one of our lines of business which is currently in development. This is a system created for measuring and reporting anonymous video on demand (“VOD”) usage data.  Participating distributors in the service represent 53% of VOD enabled homes. Data is collected from the following operators, with whom we have agreements in place: Comcast, Insight, Cablevision, Charter and Bresnan Communications.  We have begun testing data sources from a sixth distributor.

Our OnDemand Essentials™ Content Provider site is a transactional tracking and reporting system that enables users to view and analyze on-demand content.  As of January 2006, we had a total of 19 clients for the service: Music Choice, Paramount Studios, CBS, MTV, Nickelodeon, Noggin, The N, Comedy Central, VH1, Expo TV, NFL Network, Ripe TV, National Geographic Channel, Logo, Country Music Television, Warner Home Video, Hallmark Channel, Playboy TV and TV Guide Spot.

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

•                  transaction fees generated when retailers rent Units to consumers; additionally, certain arrangements include guaranteed minimum revenues from our customers. We recognize the guaranteed minimum revenue on the street date in accordance with Statement of Position 00-2,

“Accounting by Producers or Distributors of Films,” (“SOP 00-2”) provided all other revenue recognition criteria are met;

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

•                  OnDemand Essentials™;

•                  Supply Chain Essentials™; and

•                  Retail Essentials™.

Results of Operations

	Three Months Ended December 31, (1)
	2005		2004
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$20,851	87.0%	$19,736	86.5%
AMI	2,681	11.2	2,930	12.8
Other	425	1.8	155	0.7
	23,957	100.0	22,821	100.0
Operating expenses:
Cost of sales	17,014	71.0	15,411	67.5
Selling and administrative	5,454	22.8	5,222	22.9
	22,468	93.8	20,633	90.4
Income from operations	1,489	6.2	2,188	9.6
Other income (expense):
Interest income	283	1.2	92	0.4
Interest expense	—	—	(2)	—
	283	1.2	90	0.4
Income before income tax provision	1,772	7.4	2,278	10.0
Income tax provision	646	2.7	991	4.3
Net income	$1,126	4.7%	$1,287	5.6%

	Nine Months Ended December 31, (1)
	2005		2004
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$56,492	86.9%	$66,778	88.9%
AMI	7,608	11.7	7,951	10.6
Other	903	1.4	423	0.6
	65,003	100.0	75,152	100.0
Operating expenses:
Cost of sales	45,364	69.8	53,953	71.8
Selling and administrative	15,787	24.3	14,087	18.7
	61,151	94.1	68,040	90.5
Income from operations	3,852	5.9	7,112	9.5
Other income (expense):
Interest income	693	1.1	203	0.3
Interest expense	(2)	—	(5)	—
	691	1.1	198	0.3
Income before income tax provision	4,543	7.0	7,310	9.7
Income tax provision	1,657	2.5	2,827	3.8
Net income	$2,886	4.4%	$4,483	6.0%

(1) Percentages may not add due to rounding.

Certain results of operations information by segment was as follows:

	Three Months Ended December 31, (1)
	2005		2004
(Dollars in Thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT
Revenues	$20,851	100.0%	$19,736	100.0%
Cost of sales	16,602	79.6	15,136	76.7
Gross margin	$4,249	20.4%	$4,600	23.3%

AMI
Revenues	$2,681	100.0%	$2,930	100.0%
Cost of sales	278	10.4	263	9.0
Gross margin	$2,403	89.6%	$2,667	91.0%

Other
Revenues	$425	100.0%	$155	100.0%
Cost of sales	134	31.5	12	7.7
Gross margin	$291	68.5%	$143	92.3%

	Nine Months Ended December 31, (1)
	2005		2004
(Dollars in Thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT
Revenues	$56,492	100.0%	$66,778	100.0%
Cost of sales	44,158	78.2	53,150	79.6
Gross margin	$12,334	21.8%	$13,628	20.4%

AMI
Revenues	$7,608	100.0%	$7,951	100.0%
Cost of sales	855	11.2	768	9.7
Gross margin	$6,753	88.8%	$7,183	90.3%

Other
Revenues	$903	100.0%	$423	100.0%
Cost of sales	351	38.9	35	8.3
Gross margin	$552	61.1%	$388	91.7%

(1) Percentages may not add due to rounding.

Revenue

Revenue increased $1.2 million, or 5.0%, to $24.0 million in the three months ended December 31, 2005 (the third quarter of fiscal 2006) compared to $22.8 million in the third quarter of fiscal 2005 and decreased $10.2 million, or 13.5%, to $65.0 million in the nine-month period ended December 31, 2005 compared to $75.2 million in the nine-month period ended December 31, 2004.

The increase in revenue in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to increases in order processing and transaction fee revenue from the PPT segment, as well as increases in revenue from operating lines of Essentials™ business intelligence service offerings, offset by lower sell-through fees.

The decrease in revenue in the nine-month period was due primarily due to decreases in transaction fees and sell-through fees, partially offset by small increases in order processing fees and our Essentials Suite™ of business intelligence services as described more fully below.

PPT Segment

PPT revenues increased $1.1 million, or 5.7%, and decreased $10.3 million, or 15.4%, respectively, in the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year. The increase in the three-month period was primarily due to changes in terms of output agreements which include minimum rental guarantees, which are recognized immediately as a component of revenue and cost of sales upon the street date per SOP 00-2. These minimum rental guarantees resulted in higher transaction fees. Additionally, new terms this period resulted in higher order processing fees and lower sell-through fees. The decrease in the nine-month period was primarily a result of decreases in transaction and sell-through fees, partially offset by increases in order processing fees as described below.

Order processing fees increased $0.7 million, or 49.0%, and $1.5 million, or 40.5%, respectively, in the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year due to a new output program with a major supplier, which was effective April 1, 2005. The terms of this new agreement, and its utilization by our Participating Retailers during the current periods, resulted in higher order processing fees per unit compared with the prior year periods.

Transaction fees increased $2.4 million, or 18.3%, and decreased $8.1 million, or 16.6%, respectively, in the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year. The increase in the three-month period ended December 31, 2005 compared to the three-month period ended December 31, 2004 was primarily due to the April 1, 2005 output agreement mentioned above, as well as a new output program with an existing Program Supplier, which was effective at the end of September 2005, and their utilization by our Participating Retailers during the current period. These agreements include minimum rental guarantees, which are recognized immediately as a component of revenue and cost of sales upon the street date in accordance with SOP 00-2. The decrease in transaction fees in the nine-month period was primarily due to the loss of a significant customer whose contract expired in September 2004, partially offset by increased fees related to the new output programs discussed above.

Sell-through fees decreased $1.9 million, or 37.3%, and $3.5 million, or 26.6%, respectively, in the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year. The decreases in sell-through fees were primarily due to the loss of the significant customer mentioned above, as well as changes in terms with our new output programs.

AMI Segment

Revenues from our AMI segment decreased $0.2 million, or 8.5%, and $0.3 million, or 4.3%, respectively, in the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year. Our Essentials™ business intelligence service offerings, which include those services that management considers fully operational and no longer in significant stages of development, saw revenue increases of $0.1 million, or 9.1%, and $0.3 million, or 9.6%, respectively, during the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year. These increases were offset by a $0.3 million, or 19.0%, and a $0.6 million, or a 13.6%, decrease, respectively, in DRS revenue in the same periods due to a decrease in the total number of DRS rental transactions processed. This decrease resulted from a decline in the number of DRS rental transactions processed for one of our major studios in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 due to a change in the relationship between the studio and one of its direct revenue sharing customers.

Other Segment

Revenues from our Other segment increased $0.3 million, or 174%, and $0.5 million, or 114%, respectively, in the three and nine-month periods ended December 31, 2005 compared to the same periods of the prior fiscal year. These increases related primarily to revenue from OnDemand Essentials™, which is finalizing its development stage and is expected to be part of our AMI segment in the first quarter of fiscal 2007.

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

Cost of sales increased $1.6 million, or 10.4%, to $17.0 million in the third quarter of fiscal 2006 compared to $15.4 million in the third quarter of fiscal 2005 and decreased $8.6 million, or 15.9%, to $45.4 million in the nine-month period ended December 31, 2005 compared to $54.0 million in the nine-month period ended December 31, 2004.  Cost of sales as a percentage of revenue was 71.0% and 69.8%, respectively, in the three and nine-month periods ended December 31, 2005 compared to 67.5% and 71.8%, respectively, in the same periods of the prior year.

The increase in cost of sales in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to the increase in revenues and guarantees related to our new output programs discussed above. The increase in cost of sales as a percentage of revenue in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to increased costs from the PPT segment related to the guarantees to major Program Suppliers mentioned in the Revenue section above. We expect that the margins on titles released in the third quarter of fiscal 2006 will improve in the fourth quarter of fiscal 2006 when and if those titles exceed the guaranteed minimums. However, any new titles released during the fourth quarter of fiscal 2006 under these programs may also have guaranteed minimum rentals, in which case margins may not expand to any significant degree during that three-month period. Since these factors are highly dependent upon the quality, timing and release dates of new products, it is difficult to predict the ultimate impact this will have on future results of operations in any reporting period.

The decrease in cost of sales in the nine-month period was primarily due to the decrease in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to lower costs for the PPT segment, offset by higher costs in the AMI segment, as well as costs associated with revenues from services which are still in the development stage and included in “Other.” The PPT segment experienced lower cost of sales as a percentage of revenue as a result of the higher order processing fees related to the new output programs mentioned above. The higher order processing fees per unit from most of these new output programs generate no corresponding costs, which resulted in improved margins. The higher costs for the AMI segment primarily related to increased costs associated with the operation of our call center.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.3 million, or 4.4%, to $5.5 million in the third quarter of fiscal 2006 compared to $5.2 million in the third quarter of fiscal 2005 and increased $1.7 million, or 12.1%, to $15.8 million in the nine-month period ended December 31, 2005 compared to $14.1 million in the nine-month period ended December 31, 2004.

The increase in selling and administrative expenses in the three-month period ended December 31, 2005 compared to the same period of the prior fiscal year was primarily due to a $0.3 million increase in expenditures related to our continued investment in the development and marketing of our Essentials™ business service offerings, offset by a net reduction of $0.3 million in professional and audit fees relating primarily to our compliance with Section 404 of the Sarbanes-Oxley Act.  Additionally, the prior year amounts include recoveries, net of expenses, related to an embezzlement, which was discovered in March 2004, totaling $0.2 million.

The increase in selling and administrative expenses in the nine-month period ended December 31, 2005 compared to the same period of the prior fiscal year was primarily due to a $1.1 million increase in expenditures related to our continued investment in the development and marketing of our Essentials™ business service offerings. This increase was offset by lower legal costs and improvements in trends relating to the collection of accounts receivable, which had a positive impact on the provision for bad debts.

Additionally, the prior year amount includes recoveries, net of expenses, related to an embezzlement, which was discovered in March 2004, totaling $0.3 million, as well as $0.3 million in higher advertising credits.

As a percentage of revenues, selling and administrative expenses were 22.8% and 24.3%, respectively, for the three and nine-month periods ended December 31, 2005 compared to 22.9% and 18.7%, respectively, for the same periods of the prior fiscal year, due to a combination of the change in expenses in both periods as discussed above and lower revenues over which to spread these costs in the nine-month period.

Interest Income

Interest income was $0.3 million and $0.7 million, respectively, for the three and nine-month periods ended December 31, 2005 compared to $0.1 million and $0.2 million, respectively, for the same periods of the prior fiscal year. The increases in interest income primarily relate to higher interest rates and higher average cash balances in the current periods compared to the same periods of the prior fiscal year. Our average cash, cash equivalents and short-term marketable securities balance was $24.0 million and $11.7 million for the nine-month periods ended December 31, 2005 and 2004, respectively.  We also purchased $14.8 million of low-risk marketable securities during the first nine months of fiscal 2006, which contributed to higher yields on our invested cash.  These securities mature March 31, 2006.

Income Taxes

Our effective tax rate was 36.5% and 38.7%, respectively, in the nine-month periods ended December 31, 2005 and 2004. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least December 31, 2006.

Cash and cash equivalents decreased $9.3 million to $12.7 million at December 31, 2005 compared to $22.0 million at March 31, 2005. This decrease resulted primarily from $14.8 million used for the purchase of marketable securities and $1.4 million invested in property and equipment and internally developed software for our business intelligence service offerings, which were partially offset by $5.8 million provided by operations, $0.3 million received on a note receivable, $0.8 million received on a related party note receivable and $0.1 million received from the issuance of common stock. Our current ratio was 2.7:1.0 at both December 31, 2005 and March 31, 2005.

Accounts receivable, net of allowances, increased $2.1 million to $16.5 million at December 31, 2005 compared to $14.4 million at March 31, 2005, due primarily to increased revenues in the third quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005 and increased minimum rental guarantees discussed in the Revenue section.

Advances to Program Suppliers decreased $0.9 million to $0.3 million at December 31, 2005 compared to $1.2 million at March 31, 2005. These amounts represent the unearned portion of guarantees with certain Program Suppliers, offset by reserves for estimated shortages under the guarantees. Advances to Program Suppliers increase and decrease over time based on changes in business volume, as well as on the timing of payments.

Deferred tax assets, short and long-term, were $0.2 million at December 31, 2005 compared to $1.1 million at March 31, 2005.  The reduction of $0.9 million primarily relates to utilizing net operating loss carryforwards (“NOLs”) at December 31, 2005 to reduce taxes payable in fiscal 2006. The remaining deferred tax asset balance primarily relates to net operating loss carryforwards and various reserves not currently deductible for tax purposes.

Note receivable from related party of $0.8 million at March 31, 2005 represented a note receivable from our former president plus accrued interest pursuant to his January 2005 separation agreement.  This amount was paid in full on May 4, 2005.

During the first three quarters of fiscal 2006, we spent $1.4 million on property and equipment, including $1.0 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $1.9 million on property and equipment in fiscal 2006, including approximately $1.3 million for the capitalization of internally developed software, primarily for our business intelligence service offerings.

Accounts payable increased $1.7 million to $14.2 million at December 31, 2005 compared to $12.5 million at March 31, 2005 primarily due to the timing of Program Supplier and other vendor payments.

Accrued compensation decreased $0.5 million to $1.0 million at December 31, 2005 compared to $1.5 million at March 31, 2005 primarily due to payments of bonuses relating to the fiscal year ended March 31, 2005 and accrued withholding taxes related the exercise of stock options.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2006.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.  Based upon the financial results reported as of, and for the quarter ended, December 31, 2005, we determined that we were in compliance with the financial covenants at December 31, 2005.  At December 31, 2005, we had no outstanding borrowings under this agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of December 31, 2005, we had additional exposure to interest rate risk related to our marketable securities. We utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Fifth Amendment to Credit Agreement, dated December 1, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002.
10.2	Revolving Line of Credit Note, dated December 1, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2006	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Senior Vice President and Chief Financial Officer