Form 10-K
period 2006-03-31
RENTRAK CORP
filed 2006-06-12
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($9.50) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2005), was $98,543,186.

The number of shares outstanding of the Registrant’s Common Stock as of June 1, 2006 was 10,719,310 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2006 Annual Meeting of Shareholders.

RENTRAK CORPORATION
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I

ITEM 1.                    BUSINESS

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitutes forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

Overview

Prior to April 1, 2005, we operated in one business segment, Entertainment. Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and related rental and sales information for that content to home video specialty stores and other retailers, including grocery stores and convenience stores (“Retailers”), on a revenue sharing basis. Our PPT Division generated 87%, 88% and 84% of total revenues in fiscal 2006, 2005 and 2004, respectively.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, which are no longer in the development stage, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provides unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results of certain retailers’ direct revenue sharing activity to our suppliers under established agreements, on a fee for service basis. Our AMI Division generated 11%, 11% and 9% of total revenues in fiscal 2006, 2005 and 2004, respectively.

PPT Division

We collect, process, analyze and report rental and sales information of digital videodiscs (“DVDs”), videocassettes (“VHSs”) and video games (collectively “Units”) subleased/sublicensed to Retailers. We lease product from various suppliers. Under our PPT System, Retailers that rent Units to consumers generally sublease Units and other media from Rentrak, usually for a low initial fee and share a portion of each retail rental transaction with us.

Pay-Per-Transaction System

We distribute Units principally to Retailers through our PPT System. The PPT System has various product programs which enable Retailers to obtain Units at a significantly lower overall cost than if they purchased the Units from traditional video distributors.

After the Retailer is approved for participation in the PPT System, Units are subleased to the Retailer, generally for a low initial fee plus a percentage of revenues generated by the Retailer from rentals to consumers. We retain a portion of most fees and remit the remainder to the appropriate motion picture studios or other licensee or owner of the rights to certain video programming content or video game publishers (“Program Suppliers”) that hold the distribution rights to the Units. Due to the lower cost of “bringing Units in the door,” Retailers generally obtain a greater number of Units under the PPT System than they would if they purchased Units directly from a distributor. The intended benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The intended benefit to the Program Supplier is an increase in the total number of Units shipped, resulting in increased revenues and opportunity for profit. The intended benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System (“Participating Retailers”).

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the United States and Canada. We offer titles from a number of Program Suppliers including, but not limited to: DreamWorks, LLC; First Look Studios; Genius Products, Inc.; Lions Gate Films, Inc.; Maple Pictures Corp; MGM Home Entertainment, Inc.; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Twentieth Century Fox Home Entertainment, Inc.; and Warner Brothers, including Warner Home Video, Inc., HBO, New Line Cinema, TNT and Lightyear Entertainment. Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have available for distribution titles which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. During the last three years, we have not experienced any material difficulty acquiring suitable Units for our markets on acceptable terms and conditions from Program Suppliers.

During fiscal 2006, 2005 and 2004, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	2006	2005	2004
Program Supplier 1	24%	36%	20%
Program Supplier 2	16%	4%	5%
Program Supplier 3	14%	13%	10%
Program Supplier 4	5%	6%	13%
Program Supplier 5	n/a	1%	13%

There were no other Program Suppliers who provided product that generated 10% or more of our total revenues for the years ended March 31, 2006, 2005 or 2004. Although management does not believe that our relationships with significant current Program Suppliers will be terminated in the near term, a loss of any of these suppliers could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We currently have such guarantees with four Program Suppliers totaling approximately $2.7 million for fiscal 2007.

Significant Customers

We had one PPT customer that accounted for 19% and 14% of our total revenues in fiscal 2005 and 2004, respectively. The agreement with this PPT customer expired in September 2004. There were no other customers that accounted for 10% or more of our total revenue in fiscal 2006, 2005 or 2004.

Distribution of Cassettes, DVDs and Video Games

Our proprietary Rentrak Profit Maker Software (the “RPM Software”) and Video Retailer Essentials Software (the “VRE Software”) allow Participating Retailers to order Units through their Point of Sale (“POS”) system and provide the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface (RPM Software) or over the Internet (VRE Software). To further assist the Participating Retailers in ordering, we also produce a monthly product catalog (“Ontrak”).

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with a third-party fulfillment provider to distribute our Units via both ground and overnight air courier to assure continued delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution were approximately 3.8% of our cost of sales in fiscal 2006.

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

Our information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it determines variations from statistical norms for potential audit action. Our information system also transmits information on new titles and confirms orders made via the RPM Software at the Participating Retailer location.

Auditing of Participating Retailers

From time to time, we audit Participating Retailers in order to verify that they are reporting all rentals and sales of Units on a consistent, accurate and timely basis. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers whose PPT business activity varies from our statistical norms. Depending upon the results of our analysis of these reports, we may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow such an audit can be cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Units.

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to introduce theatrical hit titles for movies at two periods of the year, early summer and Christmas. Since the release of movies to home video usually follows the theatrical release by approximately four to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur in early summer and at Christmas. We believe our volume of rental transactions and resulting revenues and earnings reflect, in part, this seasonal pattern. However, changes in Program Suppliers’ titles available to Participating Retailers and us may obscure any seasonal effect.

Competition

The PPT Division continues to be affected by the changing dynamics in the home video and game rental market. This market is highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, ordering product direct via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” option. Our PPT system focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis: for example, a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above, our PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, we face intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than us.

In the past, certain traditional distributors offered Units to Retailers on a revenue sharing basis. To our knowledge, only one does so today on a very limited basis. This distributor executed a licensing agreement with SuperComm, Inc. (“SuperComm”), now a wholly-owned subsidiary of Sony Pictures Home Entertainment, Inc. (“Sony”), to market product on revenue sharing terms. Domestically, SuperComm also processes data for Sony’s direct relationships with Blockbuster, Movie Gallery and several other Retailers.

We also face direct competition from the Program Suppliers. All major Program Suppliers sell Units directly to major Retailers, including Blockbuster, the world’s largest chain of home video specialty stores, and to online movie rental subscription services, such as Netflix. We believe many of the major Program Suppliers have direct revenue sharing arrangements with Blockbuster and Movie Gallery, the world’s second largest chain of home video specialty stores, including Hollywood Entertainment. We also believe that certain Program Suppliers have executed direct revenue sharing agreements with several other large Retailers and online movie rental subscription services. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) online movie rental subscription services (2) direct broadcast satellite transmission systems; (3) traditional cable television systems; (4) pay-per-view cable television systems; (5) video-on-demand, or VOD; and (6) delivery of programming via the Internet. Technological improvements in any of these distribution methods as well as lower pricing models may make these options more attractive to consumers and thereby materially diminish the demand for Unit rentals. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Formovies.com

Formovies.com is a website designed by us and dedicated to assist consumers in finding a local video store where they can rent and/or purchase the video products they want. Consumers can find a particular movie of their choice by searching on various attributes of that title. Once found, they can then determine the closest video store that carries that product.

AMI Division

The AMI Division concentrates on expanding the customer base of our Essentials Suite™ of business intelligence services offered primarily on a recurring subscription basis, as well as operating our Direct Revenue Sharing (“DRS”) services.

Essentials Suite™

Currently included in the Essentials Suite™ are the following:

•                  Box Office Essentials™ for reporting domestic and international gross receipt theatrical ticket sales; and

•                  Home Video Essentials™ for reporting VHS, DVD and game rentals across the U.S. and Canada.

Box Office Essentials™

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners (“BOE clients”). Through Box Office Essentials™, Rentrak provides BOE clients with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is currently collected for virtually all movie theaters in North America, Guam and Puerto Rico and is primarily obtained via electronic connectivity to theater box offices. BOE clients include Buena Vista, Twentieth Century Fox, New Line Cinema, Paramount Pictures, Sony, Universal and Warner Bros.

Box Office Essentials continues to expand internationally. The international customer base will initially focus on the international distributor community, much as the domestic service successfully targeted motion picture studios in Hollywood, California. In order to successfully implement our current expansion plan, we will require more information technology resources to support the compilation of data content from various territories throughout the world as well as our data processing center located in our Portland office.

Our primary competitor is Nielsen EDI, which is a service of Nielsen Entertainment and part of VNU Media Measurement & Information. A principal difference between our products and our competitor’s is our use of technology to drive content acquisition and real-time data polling from content providers. Since the market in which we operate is comprised of a small number of major customers, client relations and retention are critical. Our competitor has significantly greater financial resources than us, brand name recognition and long-standing relationships with our BOE clients. These factors may enable our competition to surpass our technological advancements, which could have a material adverse effect on our ability to grow this line of business as well as on our results of operations and financial condition.

Home Video Essentials™

Home Video Essentials™ measures DVD, VHS and video game rentals from both retailers and online channels across North America at the point-of-sale (POS). Home Video Essentials™ covers approximately 70% of the video specialty retailers within the United States and 90% within Canadian territories. Clients have 24/7 web-access to current weekly market and title-level projection data on consumer spending and activity. Additionally, our systems capture historical data dating back to 2001.

Clients of Home Video Essentials™ include all the home entertainment divisions of the major and mini-major Hollywood studios such as Warner Home Video, Buena Vista Home Entertainment, Paramount/DreamWorks Home Entertainment, Universal Studios Home Entertainment, Sony Pictures Home Entertainment, 20th Century Fox Home Entertainment, New Line Cinema Home Entertainment and Lions Gate Entertainment. Microsoft Corporation is a client with respect to video game data.

During the past fiscal year, Home Video Essentials™ expanded its service by creating a new vertical service offering, which provides primary, custom and syndicated research on the U.S. home video rental market. This new research service has allowed the Home Video Essentials™ client base to expand into New York by providing data to Wall Street analysts; clients include JPMorgan, Citigroup, UBS and Wachovia Securities.

Home Video Essentials™ is successfully branded, having its weekly information published in Video Business, Daily Variety, Home Media Retailing, Billboard Magazine, USA Today, New York Times online and Entertainment Weekly.

Our primary competitors are Adams Media Research (“AMR”) and Home Media Retailing Research (“HMRR”). AMR models its data based upon Home Video Essentials™ data published in Video Business,

one of the home video industry’s leading trade magazines. The industry’s other trade magazine, Home Media Retailing, publishes its own data on the rental market obtained from its in-house research department, HMRR. A principal difference between our services and those of our competitors is our use of real-time data polling from content providers. Our competitors may have significantly greater financial resources than us. This factor may enable our competition to surpass our technological advancements, which could have a material adverse effect on our ability to grow this line of business, as well as a similar effect on our results of operations and financial condition.

DRS

Our DRS service is tailored to meet the needs of major studios (20th Century Fox Home Entertainment, Paramount Pictures Home Entertainment, Warner Home Video, etc.) and major independent program suppliers (Lions Gate Films, Genius Products, etc.) (collectively “DRS clients”) who provide home entertainment content directly to large brick-and-mortar and online retailers (Blockbuster Entertainment, Movie Gallery, Netflix, etc.) (collectively “DRS retailers”) on a revenue sharing basis. For each DRS client, we collect, process, audit, summarize and report the number of rental and previously viewed sales transactions and corresponding retail revenue generated on each title distributed to each DRS retailer on a revenue sharing basis. Additionally, Rentrak conducts periodic physical audits of DRS retailers to insure all DRS inventory is utilized in a manner consistent with the terms of its revenue sharing arrangement with our DRS client.

Our only direct competitor is SuperComm, Inc., a small subsidiary of Sony Pictures Home Entertainment (“SPHE”). SuperComm was originally founded in 1991 as a third-party revenue sharing provider to the supermarket segment of the home entertainment business. It was later sold to SPHE, which now relies on it for the services (collection, auditing, analysis, configuring and reporting of data) it requires to manage its DRS relationships. We do not believe that SuperComm provides DRS services to any home entertainment content providers other than SPHE.

There are a number of risks that may adversely affect the size and profitability of our DRS business. First and foremost, our business is dependent on the studios/Program Suppliers maintaining DRS relationships with the largest brick-and-mortar and online retailers. Should content providers end their DRS relationships, they would have no need for our DRS service. Secondly, our current DRS clients could decide to invest the resources necessary to recreate the services we provide, and therefore eliminate us as a third-party service provider. Thirdly, SPHE could decide to invest significant resources to improve SuperComm’s service offering, and take away one or more of our DRS clients. Lastly, should the overall size of the home entertainment rental market contract significantly, and/or the large brick-and-mortar and online retailers’ share of the overall rental market decline significantly, the amount of data we process and audit on behalf of our DRS clients would also be reduced, which would result in a corresponding decrease in our DRS revenues.

Other Division

The Other Division includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific division. Included in the Other Division as of March 31, 2006 were the following:

•                  OnDemand Essentials™ that measures viewership of on demand content in the cable and broadband industries;

•                  Retail Essentials™ for use by studios, game publishers and retailers for reporting DVD, VHS and video game sales across North America; and

•                  Supply Chain Essentials™ for use by Retailers for supply chain management. It provides real-time, Web-based access to inventory, order entry, supplier communications, and shipment and tracking activity.

On Demand Essentials™

OnDemand Essentials™ is the first of a new line of patent pending products designed to measure and report anonymous video on demand (“VOD”) usage data. Participating distributors in the service represent over 53% of VOD enabled homes and over 70% of all on demand content. We have agreements with and collect data from the following operators: Comcast, Insight, Cablevision, Charter and Bresnan Communications. We have begun testing data sources from a sixth distributor and are now working to add data from the second tier cable multiple system operators (“MSOs”).

Our OnDemand Essentials™ Content Provider site is a transactional tracking and uniform, flexible reporting system that enables users to view and analyze on-demand content across all cable MSOs with whom we have agreements in place. As of April 2006, we had a total of 29 clients for the service, including cable networks and studios distributing on demand content to cable companies.

To date, we are the only service measuring VOD at the transaction level. Nielsen Media Research has announced plans to track VOD; however, we believe their model will continue to be a sampling model in comparison to our transactional model.

In March 2006, we introduced a new module, AdEssentials Tracker. This service is designed to track advertising on demand. Over the next twelve to eighteen months, we expect to launch two additional modules.

During the first quarter of fiscal 2007, we plan to move OnDemand Essentials™ to the AMI Division.

Retail Essentials™

Retail Essentials™ primarily reports North American national consumer sales estimations of DVDs, VHSs and Universal Media Disks (“UMDs”) to motion picture studios and retailers (“RE clients”). Through Retail Essentials™, we provide RE clients with access to national consumer sales estimates at the industry level, by format and at the title level. Data is collected from thousands of retail locations in North America via weekly data feeds and projected nationally. Prospective clients for Retail Essentials™ include motion picture studios, talent agencies, production companies and others.

Retail Essentials™ has been in development for two years and is expected to commercially launch in the summer of 2006. Additionally, we expect to move Retail Essentials™ to the AMI Division during the first quarter of fiscal 2007.

Supply Chain Essentials™

Supply Chain Essentials™ (“SCE”) is supply chain management software developed by Rentrak which allows clients to manage the flow of products and funds at every point in the supply chain until the product reaches the consumer. We host the software for customers’ access under an application service provider’s model and license its use. A typical client for SCE is any company that receives orders (business to business or business to consumer), maintains warehouses and issues purchase orders to vendors.

Companies like SAP, Oracle, Manhattan Associates, High Jump and Red Prairie already offer logistics and supply chain software. To various degrees, these types of software solutions require specialized personnel and IT infrastructure with a relatively high initial investment, making the solution cost prohibitive for smaller to mid-sized companies. Since we host our software, our clients generally pay a monthly service fee which is significantly lower than our competitors’ pricing and makes our offering more attractive to a broader range of customers. Furthermore, our software provides web presence to traditional retail companies, known as “brick and mortar” companies, as well as integration to their existing software infrastructure.

We are targeting our potential clients though both direct sales and strategic alliances with established logistics and supply chain entities. Our solution is developed in house and it does not depend on any third party code. It supports various databases and it integrates with the clients’ existing software. Additionally, our solution can be customized to meet the clients’ needs without losing necessary functionality.

During the first quarter of fiscal 2007, we plan to move Supply Chain Management Essentials to the AMI Division.

Trademarks, Copyrights and Proprietary Rights

We have registered our “RENTRAK,” “PPT,” “Pay Per Transaction,” “Entertainment Essentials,” “Box Office Essentials,” “Home Video Essentials,” “Supply Chain Essentials,” “On Demand Essentials,” “Video Game Essentials,” “ForMovies,” “ForMovies.com,” “DigiTrak,” “Ontrak,” “Fastrak,” “RPM,” “Videolink+,” “Active Home Video,” “Movie Wizard,” “Gotta Have It Guarantee” and other marks under federal trademark laws. We have applied and obtained registered status in several foreign countries for many of our trademarks. We have filed applications to register additional marks in the “Essentials” trademark family. Our trademark registrations will remain valid for an unlimited period, as long as we continue using the trademarks in commerce or as long as we intend to resume use of the mark during any period of non-use. We claim a copyright on our RPM Software and consider it to be proprietary. We have also filed notice and claim a copyright on our Essentials software. Our copyright in our software will last for at least 95 years from the first sale or licensing of the software. Our trademarks, copyrights, and other proprietary rights give us the power to prevent competitors from competing with us unfairly. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services and we intend to take appropriate action to halt any infringement and protect against improper usage.

Employees

As of March 31, 2006, including all subsidiaries, we employed 201 full-time employees and 32 part-time employees. We consider our relations with our employees to be good.

Financial Information About Industry Segments

See Note 16 of Notes to the Consolidated Financial Statements for information regarding our business segments and revenue by product line.

Geographic Information

All of our revenues are generated within the United States and Canada, with Canada accounting for less than 10% of total revenues. All of our long-lived assets are located within the United States.

ITEM 1A.           RISK FACTORS

If our efforts to attract, retain and grow our base of retailers participating in our PPT system are not successful, our operations may be adversely affected.

The success of our PPT Division depends on traditional “brick and mortar” retailers actively participating in our PPT System. Declines in the numbers of Participating Retailers and the volumes of Units leased by Participating Retailers from us could ultimately lead to reductions in revenue and have an adverse impact on our results of operations, financial condition and cash flows.

Our Participating Retailers could establish relationships with Program Suppliers and enter into direct revenue sharing agreements.

If our Participating Retailers formed direct revenue sharing relationships with Program Suppliers, the need for our PPT system would be greatly reduced, which could have an adverse impact on our business, financial condition and liquidity.

If the financial stability of our Participating Retailers and their performance of their obligations under our PPT System declines, our results of operations, financial condition and cash flows may be adversely impacted.

Our ultimate success is highly dependent on the successful operations of our Participating Retailers. If their business declines due to changes in customer behavior, competition, management issues or other factors, they may be unable to meet their financial obligations to us. This could negatively affect our results of operations, financial condition and cash flows.

A loss of a significant Program Supplier, our ability to retain our base of Participating Suppliers along with the quality and volumes of content they provide, and adverse changes in terms of our revenue sharing agreements with Program Suppliers could result in a decline in revenues and results of operations and have an adverse impact on our financial condition.

We rely on our Program Suppliers for Units we sublease to Participating Retailers. A decrease in the number of Program Suppliers participating in our system, a decline in the financial stability of our Program Suppliers and/or a decline in the quality and volume of the content they produce could result in a reduction in overall Units available to Participating Retailers. Additionally, many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have titles available which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. A loss of any of our significant suppliers or a change in any one of the above conditions could have a material adverse effect on our financial condition, results of operations and liquidity.

If our efforts to attract, retain and grow our base of clients who subscribe to our Essentials™ services are not successful, we may not be able to expand those lines and our operations may be adversely affected.

The success of our AMI Division depends on effective marketing, sales and customer relations in regards to existing services as well as our clients’ acceptance of future enhancements and new services. If we are unable to retain existing clients and/or secure new clients, our operating costs may exceed our revenues, which could have an adverse impact on our results of operations, financial condition and liquidity.

We may be unable to obtain requisite data and other content to source our systems which provide our Essentials™ services.

Our Essentials™ services rely on data which is collected from a wide variety of sources. Once received, the data must be reviewed, processed and, at times, converted to our required file format. If we are unable to obtain quality data feeds and/or process that data timely, we may not be able to meet the needs of our clients. Thus, we could lose clients, which would have an adverse impact on our ability to grow our Essentials™ lines of business, which could have an adverse impact on our results of operations, financial condition and liquidity.

Our Essentials™ services are highly dependent on Information Technology resources.

If we are unable to attract, hire and retain high quality information technology personnel at reasonable rates, we may not be able to timely meet the needs of existing clients and may not be able to enhance existing services or develop new lines of business. This could have an adverse effect on our results of operations, financial condition and liquidity.

Our DRS business is dependent on the studios maintaining direct revenue sharing relationships with the largest brick-and-mortar and online retailers.

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of Units at very large traditional and online retailers who have revenue sharing agreements directly with major studios. A change in these relationships or declines in general in the overall size of the home entertainment rental market could potentially reduce the need for our services and the quantity of data we process, which would result in a corresponding reduction in our DRS revenues, our results of operations, financial condition and liquidity.

We face intense competition in the markets in which we operate.

Some of our competitors have extensive distribution networks, long-standing relationships with our suppliers and customers, stronger brand name recognition and significantly greater financial resources than us. These factors may enable our competition to have increased bargaining and purchasing power relating to resources which could enable them to operate in a more cost effective manner and/or to surpass our technological advancements. This could have a material adverse effect on our results of operations, financial condition and our ability to grow our lines of business.

Our business is greatly influenced by 1) technological advancements, 2) consumer behaviors and demand and 3) changes in the industries in which we operate.

The markets in which our divisions operate are highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, ordering product directly via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” option. Our systems primarily rely on the end consumer choosing to obtain Units from traditional “brick and mortar” retailers. Technological advancements, changes in distribution methods as well as lower pricing models may make other options more attractive to consumers and thereby materially diminish the demand for obtaining Units via traditional retailers. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Our services are highly dependent on the effective and efficient usage of technology and our overall information management infrastructure.

If we are unable to acquire, establish and maintain our information management systems to ensure accurate, reliable and timely data processed in an efficient and cost effective manner, we may not be able to meet the needs of existing clients or our shareholders and may not be able to enhance existing services or develop new lines of business. This could have an adverse effect on our business and long-term growth.

The loss of our executive officers and key employees could have an adverse impact on our business and development initiatives.

We believe that the development of our business has been, and will continue to be, dependent on certain key executives and employees of Rentrak. The loss of any of these individuals could have a material adverse effect upon our business and development, and there can be no assurance that adequate replacements could be found in the event of their unavailability.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

We maintain our headquarters in Portland, Oregon where we lease 48,800 square feet of office space. The lease for this space expires on December 31, 2016. During fiscal 2007, we expect to renovate our headquarter offices and will expand our occupancy to approximately 55,500 square feet. We also maintain an office in Los Angeles, California where we lease 4,000 square feet of space utilized for our Box Office Essentials business. The lease for this space expires in July 2009. We anticipate that these spaces will be adequate for our business needs for the foreseeable future.

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

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $.001 par value, is traded on the Nasdaq National Market, where its prices are quoted under the symbol “RENT.” As of June 1, 2006 there were approximately 246 holders of record of our common stock.

The following table sets forth the reported high and low sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the Nasdaq National Market System:

Fiscal 2006	High	Low
Quarter 1	$11.09	$8.30
Quarter 2	10.00	8.20
Quarter 3	9.89	7.83
Quarter 4	11.45	8.98

Fiscal 2005	High	Low
Quarter 1	$10.18	$8.10
Quarter 2	9.80	8.38
Quarter 3	13.24	8.75
Quarter 4	12.64	9.86

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last seven fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Issuer Purchases of Equity Securities

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1,000,000 shares of our common stock. Through March 31, 2006, no shares had been repurchased under this plan and 1,000,000 shares remained available for purchase.

ITEM 6.                    SELECTED FINANCIAL DATA

	Year Ended March 31,
(In thousands, except per share amounts)	2006	2005	2004	2003	2002
Statement of Operations Data
Revenues:
PPT Division	$81,301	$86,806	$65,958	$67,067	$76,517
AMI Division	10,697	11,174	7,090	3,397	3,957
Other Division(1)	1,396	558	5,084	15,420	15,547
Total revenues	93,394	98,538	78,132	85,884	96,021
Operating expenses:
Cost of sales	65,287	69,882	60,090	71,347	71,913
Selling and administrative expense	22,065	20,046	16,357	14,434	17,266
Net loss (gain) from litigation settlements	—	225	—	(362)	(1,563)
Asset impairment	—	27	—	844	424
Total operating expenses	87,352	90,180	76,447	86,263	88,040
Income (loss) from continuing operations	6,042	8,358	1,685	(379)	7,981
Other income(2)	1,014	322	233	179	7,913
Income (loss) from continuing operations before income tax (provision) benefit and loss from discontinued operations	7,056	8,680	1,918	(200)	15,894
Income tax (provision) benefit	(2,590)	(3,437)	(479)	56	(6,040)
Income (loss) from continuing operations	4,466	5,243	1,439	(144)	9,854
Loss from discontinued operations	—	—	(129)	(583)	(792)
Net income (loss)	$4,466	$5,243	$1,310	$(727)	$9,062
Basic income (loss) per share from continuing operations	$0.42	$0.52	$0.15	$(0.02)	$0.95
Basic loss per share from discontinued operations	—	—	(0.01)	(0.06)	(0.08)
Basic net income (loss) per share	$0.42	$0.52	$0.14	$(0.08)	$0.87
Diluted income (loss) per share from continuing operations	$0.40	$0.49	$0.14	$(0.02)	$0.93
Diluted loss per share from discontinued operations	—	—	(0.01)	(0.06)	(0.07)
Diluted net income (loss) per share	$0.40	$0.49	$0.13	$(0.08)	$0.85
Shares used in per share calculations:
Basic	10,575	10,081	9,600	9,641	10,415
Diluted	11,047	10,592	10,119	9,641	10,613

	March 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Working capital	$30,907	$25,802	$14,633	$11,485	$12,515
Total assets	54,328	45,083	36,203	31,488	40,094
Long-term liabilities	—	51	235	668	496
Stockholders’ equity	35,481	29,933	18,796	16,047	18,116

(1)             Other Division revenue in fiscal 2004, 2003 and 2002 primarily represents revenue from our fulfillment center, 3PF.com, which was sold in fiscal 2004.

(2)             Other income in fiscal 2002 includes an $8.0 million gain related to Rentrak Japan transactions, including the sale of our entire interest in Rentrak Japan stock in fiscal 2002.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Trends

Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, VHSs, video games, etc.) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of each retail rental transaction with us and the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, which are no longer in the development stage, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results to our suppliers under established agreements on a fee for service basis.

The PPT Division

The financial results from the PPT Division continue to be affected by the changing dynamics in the home video and game rental market. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, ordering product direct via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the unit directly or selecting an at-home “pay-per-view” option. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and enables our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Most of our arrangements are structured so that most Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering all Units offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Retailers’ revenue and the corresponding share with the studios have increased. These programs are, in part, an economic response to the changing dynamics of the home video rental market. We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong. We had one Participating Retailer that accounted for $19.1 million, or approximately 19%, of total revenues in fiscal 2005 and $11.0 million, or approximately 14%, of total revenues in fiscal 2004. Our agreement with this Participating Retailer expired in September 2004 and we have not received, nor do we expect to receive, any appreciable revenue from this Participating Retailer in fiscal 2006 or future periods. We are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined DVD/VHS revenue sharing program with one of the world’s largest studios that has resulted in their becoming our largest Program Supplier representing 24%, 36% and 20% of our total revenues in fiscal 2006, 2005 and 2004, respectively. The percentage decrease in total revenues related to this Program Supplier was primarily due to the loss of the major Participating Retailer noted above. Also, in November, 2005, based on our successful involvement with another major studio in Canada, we entered into a revenue sharing agreement which extends product offerings to Participating Retailers in the United States. This agreement was effective for titles released beginning in January 2006. This will allow our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has continued to deliver year after year. Additional Program Suppliers represented 16%, 14% and 5% of our total revenues in fiscal 2006. As is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Box Office Essentials™ and Home Video Essentials™ business intelligence service offerings, which are fully operational and no longer in significant stages of development, saw revenue increases of 8.2% and 35.7%, respectively, during fiscal 2006 compared to fiscal 2005. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

Sources of Revenue

Revenue by segment includes the following:

PPT Division

•                  order processing fees generated when Units are ordered by and distributed to retailers;

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

AMI Division

•                  direct revenue sharing fees from data tracking and reporting services provided to Program Suppliers (“DRS”);

•                  revenues from Box Office Essentials™ and

•                  revenues from Home Video Essentials™.

Other Division

•                  OnDemand Essentials™;

•                  Supply Chain Essentials™;

•                  Retail Essentials™; and

•                  revenue relating to other products and/or services which are still in the development stage.

Sale of 3PF.COM

In June 2003, we signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation for $0.8 million. The agreement covered all equipment and leasehold improvements at 3PF’s leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF, as lessee, and Rentrak, as guarantor, were released from the lease. The cash purchase price of $0.8 million was approximately equal to the net book value of the assets sold. We completed this asset sale transaction effective July 1, 2003, and received the cash purchase price in full. The operations of 3PF have not been reported as discontinued operations in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” because cash flows related to our fulfillment activities have not been completely eliminated.

During the sale negotiations, we received notification from 3PF’s largest customer, serviced exclusively from the leased distribution facility in Columbus, Ohio, that it did not intend to renew its fulfillment service contract upon the scheduled expiration at July 31, 2003. The Columbus, Ohio distribution facility was used exclusively to service this customer. Due to the timing of the notification, we were not able to include the Columbus, Ohio distribution facility lease in the asset sale transaction. We completed the termination of the lease obligation for the Columbus, Ohio distribution facility, effective December 1, 2003, for a cost of $0.7 million, which was included as a component of cost of sales in our statement of operations. This lease termination included the assignment of the sublease 3PF had in place with its former largest customer for approximately 194,000 square feet of this facility.

Investigation and Recovery Efforts Regarding Misappropriated Funds

In March 2004, we learned that an employee may have engaged in fraudulent activity and we hired an outside firm to investigate the matter. The employee admitted to embezzling funds from us. It was determined that the employee had been embezzling funds from 1998 through 2003, in amounts totaling approximately $0.6 million. The investigation of this matter is complete. Other than $62,000 in underreported sales taxes, the embezzlement funds were materially expensed in the year such funds were embezzled. We secured certain assets belonging to this employee, which, in conjunction with insurance proceeds, provided us with recoveries of approximately $0.4 million in fiscal 2005, and were recorded as a reduction of selling and administrative expense. We incurred a total of approximately $0.2 million of legal and other professional fees related to this matter, which were expensed in fiscal 2005.

Results of Operations

	Year Ended March 31,(1)
	2006		2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT Division	$81,301	87.1%	$86,806	88.1%	$65,958	84.4%
AMI Division	10,697	11.5	11,174	11.3	7,090	9.1
Other Division	1,396	1.5	558	0.6	5,084	6.5
	93,394	100.0	98,538	100.0	78,132	100.0
Operating expenses:
Cost of sales	65,287	69.9	69,882	70.9	60,090	76.9
Selling and administrative	22,065	23.6	20,046	20.3	16,357	20.9
Net loss on litigation settlement	—	—	225	0.2	—	—
Asset impairment	—	—	27	—	—	—
	87,352	93.5	90,180	91.5	76,447	97.8
Income from operations	6,042	6.5	8,358	8.5	1,685	2.2
Other income (expense):
Interest income	1,016	1.1	333	0.3	244	0.3
Interest expense	(2)	—	(11)	—	(11)	—
	1,014	1.1	322	0.3	233	0.3
Income from continuing operations before income tax provision and loss from discontinued operations	7,056	7.6	8,680	8.8	1,918	2.5
Income tax provision	2,590	2.8	3,437	3.5	479	0.6
Income from continuing operations before loss from discontinued operations	4,466	4.8	5,243	5.3	1,439	1.8
Loss from discontinued operations, net of tax	—	—	—	—	(129)	(0.2)
Net income	$4,466	4.8%	$5,243	5.3%	$1,310	1.7%

(1)             Percentages may not add due to rounding.

Certain results of operations information by segment was as follows:

	Year Ended March 31,(1)
	2006		2005		2004
(Dollars in thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT Division
Revenues	$81,301	100.0%	$86,806	100.0%	$65,958	100.0%
Cost of sales	63,714	78.4	68,848	79.3	54,023	81.9
Gross margin	$17,587	21.6%	$17,958	20.7%	$11,935	18.1%

AMI Division
Revenues	$10,697	100.0%	$11,174	100.0%	$7,090	100.0%
Cost of sales	1,096	10.2	1,034	9.2	834	11.8
Gross margin	$9,601	89.8%	$10,140	90.8%	$6,256	88.2%

Other Division
Revenues	$1,396	100.0%	$558	100.0%	$5,084	100.0%
Cost of sales	477	34.2	-	-	5,233	102.9
Gross margin	$919	65.8%	$558	100.0%	$(149)	(2.9)%

(1)             Percentages may not add due to rounding.

Revenue

Revenue decreased $5.1 million, or 5.2% to $93.4 million in fiscal 2006 compared to $98.5 million in fiscal 2005 and increased $20.4 million, or 26.1%, in fiscal 2005 compared to $78.1 million in fiscal 2004.

The decrease in revenue in fiscal 2006 compared to fiscal 2005 was primarily due to decreases in transaction fees and sell-through fees, partially offset by increases in order processing fees and our Essentials Suite™ of business intelligence services as described more fully below.

Increases in transaction processing fees and sell-through fees, as well as increases in our Essentials™ and DRS service offerings, contributed to the increase in revenue in fiscal 2005 compared to fiscal 2004. The increases in transaction processing and sell-through fees were due in large part to a relationship with a major Program Supplier beginning in September 2003. The increases were offset in part by decreases in order processing fees, which resulted from changes to our output programs as discussed below. In addition, fiscal 2005 was affected by a $4.6 million decrease in revenue related to our fulfillment business, which ceased operations as of July 31, 2003.

PPT Division

PPT revenues decreased $5.5 million, or 6.3% in fiscal 2006 compared to fiscal 2005 and increased $20.8 million, or 31.6% in fiscal 2005 compared to fiscal 2004. Detail of our PPT Division revenue by service line was as follows (in thousands):

Year Ended March 31,	2006	2005	2004
Order processing fees	$7,546	$5,015	$7,972
Transaction fees	59,062	64,335	46,398
Sell-through fees	13,714	16,323	10,309
Communication fees	830	977	1,066
Other	149	156	213
	$81,301	$86,806	$65,958

The decrease in fiscal 2006 compared to fiscal 2005 was primarily due to decreases in transaction fees and sell-through fees, offset in part by increases in order processing fees as discussed more fully below.

Order processing fees increased $2.5 million, or 50.5%, in fiscal 2006 compared to fiscal 2005 due to a new output program with a major supplier, which was effective April 1, 2005 and another new output program that was effective in September 2005. The terms of these new agreements, and their utilization by our Participating Retailers during fiscal 2006, resulted in higher order processing fees per unit compared with fiscal 2005.  These fees increased to $1.13 per Unit in fiscal 2006, compared to $0.64 per Unit in fiscal 2005, resulting in an increase of $3.3 million. Partially offsetting this increase was a decrease in Units shipped to 6.6 million Units during fiscal 2006 compared to 7.8 million Units in fiscal 2005, which contributed to an approximately $0.8 million decrease in revenue based on fiscal 2005 per Unit fees. In fiscal 2005, we shipped 1.5 million Units to a major Participating Retailer whose contract expired in September 2004. Excluding the impact of this contract, overall Units shipped to other Participating Retailers increased 5% in fiscal 2006 compared to fiscal 2005, primarily due to the addition of the new output programs mentioned above.

Order processing fees decreased $3.0 million, or 37.1%, in fiscal 2005 compared to fiscal 2004 due to PPT output programs and other PPT programs under which we agreed with the Program Supplier to charge a lower, or no, order processing fee in exchange for the Participating Retailers’ commitment to order an increased total number of Units of all the Program Suppliers’ titles. These output programs, along with a new combined VHS/DVD revenue sharing program with a major Program Supplier, contributed to a 33% increase in total Units shipped during fiscal 2005 compared to fiscal 2004.

Transaction fees decreased $5.3 million, or 8.2%, in fiscal 2006 compared to fiscal 2005. The decrease in transaction fees in fiscal 2006 compared to fiscal 2005 was primarily due to the loss of a significant Participating Retailer whose contract expired in September 2004, partially offset by increased fees related to the new output programs discussed above. Fees from this significant participating Retailer were $15.2 million in fiscal 2005. Excluding the impact of this Participating Retailer, transaction fees from all other Participating Retailers increased $9.9 million, or 20% in fiscal 2006 compared to fiscal 2005.

Transaction fees increased $17.9 million, or 38.7%, in fiscal 2005 compared to fiscal 2004. The increase was primarily due to the increased number of rental transactions at our Participating Retailers from our output programs. Approximately $5.1 million of this increase was due to a contract with one of our Participating Retailers, which represented approximately 19% of total revenues in fiscal 2005. Excluding the impact of this Participating Retailer, transaction fees from all other Participating Retailers increased approximately 35% in fiscal 2005 compared to fiscal 2004.

Sell-through fees decreased $2.6 million, or 16.0%, in fiscal 2006 compared to fiscal 2005. We realized an approximately $4.1 million decrease in sell-through fees due to the loss of the significant Participating Retailer mentioned above. This decrease was partially offset by a $1.4 million, or 12% increase, due to an increase in the number of Units shipped to other Participating Retailers.

Sell-through fees increased $6.0 million, or 58.3%, in fiscal 2005 compared to fiscal 2004 primarily due to the overall increase in Units shipped.

AMI Division

Revenues from our AMI division decreased $0.5 million, or 4.3%, in fiscal 2006 compared to fiscal 2005 and increased $4.1 million, or 57.6% in fiscal 2005 compared to fiscal 2004. Our Essentials™ business intelligence service offerings, which include those services that management considers fully operational and no longer in significant stages of development, saw revenue increases of $0.5 million, or 10.4%, in fiscal 2006 compared to fiscal 2005 and increases of $1.5 million, or 55.2%, in fiscal 2005 compared to fiscal 2004. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

The increase in our Essentials™ business intelligence service offerings in fiscal 2006 compared to fiscal 2005 was offset by a $0.9 million, or 13.4%, decrease in DRS revenue due to a decrease in the total number of DRS rental transactions processed. This decrease resulted from a decline in the number of DRS rental transactions processed for one of our major studios in fiscal 2006 compared to fiscal 2005 due to a change in the relationship between the studio and one of its direct revenue sharing customers.

DRS revenue increased $2.6 million, or 59.1%, in fiscal 2005 compared to fiscal 2004 due to an increase in transactions during fiscal 2005 for certain studios under existing contracts compared to fiscal 2004, as well as new studio contracts.

Other Division

Revenues from our Other Division increased $0.8 million, or 150%, in fiscal 2006 compared to fiscal 2005 and decreased $4.5 million, or 89%, in fiscal 2005 compared to fiscal 2004. The increase in fiscal 2006 compared to fiscal 2005 related primarily to revenue from OnDemand Essentials™, which is finalizing its development stage and is expected to be part of our AMI Division beginning in the first quarter of fiscal 2007. The decrease in fiscal 2005 compared to fiscal 2004 was due to ceasing operations of our fulfillment center, 3PF.com, in fiscal 2004, which was included in the Other Division and represented revenues of $4.6 million in fiscal 2004.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs, and costs associated with certain Essentials™ business intelligence service offerings. These expenditures represent the direct costs to produce revenues. Order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. A portion of the Essentials™ business intelligence service offerings costs represent costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data, and maintain our systems.

Cost of sales decreased $4.6 million, or 6.6%, to $65.3 million in fiscal 2006 compared to $69.9 million in fiscal 2005 and increased $9.8 million, or 16.3%, in fiscal 2005 compared to $60.1 million in fiscal 2004. Cost of sales as a percentage of revenue was 69.9% in fiscal 2006, 70.9% in fiscal 2005 and 76.9% in fiscal 2004.

The decrease in cost of sales in fiscal 2006 compared to fiscal 2005 was primarily due to the decrease in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to improved margins for the PPT segment, offset by lower margins in the AMI segment, as well as costs associated with revenues from services which are still in the development stage and included in “Other.” The PPT segment experienced lower cost of sales as a percentage of revenue primarily as a result of the higher order processing fees related to the new output programs mentioned above. The higher order processing fees per unit from most of these new output programs generate minimal corresponding costs, which resulted in improved margins. The higher costs for the AMI segment primarily related to reduced DRS revenue as well as increased costs associated with the operation of our call center.

The increase in cost of sales in fiscal 2005 compared to fiscal 2004 was primarily due to the increase in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to ceasing fulfillment operations in July 2003, which had lower margins, as well as to the increase in revenue from our higher-margin Essentials™ business service offerings as a percentage of our total revenue. In addition, cost of sales in fiscal 2004 included a $650,000 charge related to costs of terminating 3PF’s Columbus, Ohio, facility lease.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $2.0 million, or 10.1%, to $22.1 million in fiscal 2006 compared to $20.0 million in fiscal 2005 and increased $3.7 million, or 22.6%, in fiscal 2005 compared to $16.4 million in fiscal 2004.

The increase in selling and administrative expenses in fiscal 2006 compared to fiscal 2005 was primarily due to a $1.4 million increase in expenditures related to our continued investment in the development and marketing of our Essentials™ business service offerings and a $0.3 million increase in our bonus accrual. Additionally, selling and administrative expenses in fiscal 2006 include a non-cash charge of $0.2 million related to the fair value of stock options granted to a consultant. These increases were offset in part by lower fees for Sarbanes-Oxley related consulting services in fiscal 2006 compared to fiscal 2005. Additionally, in fiscal 2005, we recovered $0.4 million related to an embezzlement, which was discovered in March 2004. Beginning in fiscal 2007, we expect selling and administrative expense to increase due to the implementation of Statement of Financial Accounting Standards No. 123R. See also Note 3 of Notes to Consolidated Financial Statements for a discussion of the statement.

The increase in selling and administrative expenses in fiscal 2005 compared to fiscal 2004 was primarily due to an increase of approximately $0.7 million related to our continued investment in the development and marketing of our Essentials™ business service offerings noted above, a $0.3 million increase in fiscal 2005 for estimated bonuses and an increase of approximately $2.1 million in corporate professional services related to legal fees, our corporate reorganization and Sarbanes-Oxley Act Section 404 compliance services. In addition, our bad debt expense increased $0.5 million in fiscal 2005 compared to fiscal 2004 due to lower reimbursement by our Program Suppliers under our current contractual arrangements. These increases were offset by a corresponding reduction in expenses associated with our fulfillment segment, which ceased operations in July 2003, and $0.4 million of recoveries from the embezzlement matter.

Net Loss on Litigation Settlement

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

Interest Income

Interest income was $1.0 million, $0.3 million and $0.2 million, respectively, in fiscal 2006, 2005 and 2004. The increases in interest income primarily related to higher interest rates and higher average cash balances in fiscal 2006 compared to fiscal 2005 and in fiscal 2005 compared to fiscal 2004. Our average cash, cash equivalents and short-term marketable securities balance was $25.2 million, $13.6 million and $8.4 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. We also purchased $14.8 million of low-risk marketable securities during fiscal 2006, which contributed to higher yields on our invested cash. As these securities matured, we reinvested the proceeds in similar securities under this investment program.

Income Taxes

Our effective tax rate was 36.7%, 39.6% and 25.0%, respectively, in fiscal 2006, 2005 and 2004. The tax rate in fiscal 2004 was positively affected primarily by the benefit of tax intangible amortization. In addition, our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes.

Discontinued Operations

Discontinued operations include the operations of BlowOut Video, which consisted of retail store operations for the sale of used Units. Due to the significant increase in sell-through activity throughout the industry, the operations of BlowOut Video did not meet our expectations, and, as a result, during fiscal 2003, we initiated and completed a plan to discontinue the retail store operations of BlowOut Video. The plan called for an exit from the stores by the end of fiscal 2003, either through cancellation of the lease commitments and liquidation of assets, or through sale of the stores to a third party. As of March 31, 2003, all operations had ceased. In January 2004, we were notified by the purchaser of a portion of BlowOut Video’s operations of their intent to default on a note receivable due to us. As such, we provided an approximate $0.2 million reserve for the remaining balance of this note receivable in the third quarter of fiscal 2004. This reserve resulted in a reported loss, net of tax benefit, from these discontinued operations of $0.1 million, or $0.01 per share in fiscal 2004.

Inflation

We believe that the impact of inflation was minimal on our business in fiscal 2006, 2005 and 2004.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least March 31, 2007.

Cash and cash equivalents decreased $6.3 million to $15.7 million at March 31, 2006 compared to $22.0 million at March 31, 2005. This decrease resulted primarily from $14.8 million used for the purchase of marketable securities and $2.0 million invested in property and equipment and internally developed software for our business intelligence service offerings, which were partially offset by $8.4 million provided by operations, $0.5 million received on a note receivable, $0.8 million received on a related party note receivable and $0.7 million received from the issuance of common stock. Our current ratio was 2.6:1.0 at March 31, 2006 and 2.7:1.0 at March 31, 2005.

Accounts receivable, net of allowances, increased $3.9 million to $18.3 million at March 31, 2006 compared to $14.4 million at March 31, 2005, due primarily to increased revenues in the fourth quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005, as a result of increased minimum rental guarantees of approximately $2.3 million.

Advances to Program Suppliers decreased $1.0 million to $0.2 million at March 31, 2006 compared to $1.2 million at March 31, 2005. These amounts represent the unearned portion of guarantees with certain Program Suppliers, offset by reserves for estimated shortages under the guarantees. Advances to Program Suppliers decreased due to changes in the terms of recent contracts with our Program Suppliers.

Deferred tax assets, short and long-term, were $0.4 million at March 31, 2006 compared to $1.1 million at March 31, 2005. The reduction in deferred tax assets of $0.7 million was primarily related to the utilization of net operating loss carryforwards (“NOLs”) to offset fiscal 2006 income. The remaining deferred tax asset balance primarily relates to deferred revenue and various reserves not currently deductible for tax purposes.

Note receivable from related party of $0.8 million at March 31, 2005 represented a note receivable from our former president plus accrued interest pursuant to his January 2005 separation agreement. This amount was paid in full on May 4, 2005.

Other current assets decreased $0.4 million to $0.6 million at March 31, 2006 compared to $1.0 million at March 31, 2005, due primarily to receiving payments on a note receivable relating to 3PF. See Note 4 of Notes to Consolidated Financial Statements.

During fiscal 2006, we spent $2.0 million on property and equipment, including $1.4 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $3.6 million on property and equipment in fiscal 2007, including approximately $1.6 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2007 will be primarily for new computer equipment and accounting software.

Accounts payable increased $3.0 million to $15.5 million at March 31, 2006 compared to $12.5 million at March 31, 2005 primarily due to the timing of Program Supplier and other vendor payments. Included In accounts payable at March 31, 2006 was $2.7 million related to guaranteed minimum rental payments owed to Program Suppliers compared to $1.3 million at March 31, 2005.

Taxes payable increased $0.7 million to $1.0 million at March 31, 2006 compared to $0.3 million at March 31, 2005. We utilized the majority of our federal net operating loss tax carryforwards during fiscal 2005, which resulted in a significantly lower amount to apply towards fiscal 2006.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2006. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the fiscal year and quarter ended March 31, 2006, we determined that we were in compliance with the financial covenants at March 31, 2006. At March 31, 2006, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2006 was as follows (in thousands):

	Payments Due By Fiscal Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Operating leases	$11,386	$546	$2,285	$2,094	$6,461
Program Supplier guarantees	2,733	2,733	—	—	—
	$14,119	$3,279	$2,285	$2,094	$6,461

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

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $461,000 and $654,000, respectively, at March 31, 2006 and 2005.

Program Supplier Reserves

We have entered into guarantee contracts with certain Program Suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments per Unit shipped that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). For guarantees paid in advance, the unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $0.03 million and $3.2 million, respectively, at March 31, 2006 and 2005.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets. As of March 31, 2006 and 2005, we had a valuation allowance of $0.6 million and $0.4 million, respectively, recorded against our Canadian net operating loss carryforwards. Net deferred tax assets totaled $0.4 million and $1.1 million, respectively, as of March 31, 2006 and 2005.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at March 31, 2006.

A review of our other financial instruments and risk exposures at March 31, 2006 revealed that we had exposure to interest rate risk related to our cash deposits and marketable securities. We utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation as of March 31, 2006 and 2005 and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rentrak Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon
May 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rentrak Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Rentrak Corporation for the year ended March 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the supplementary information for the year ended March 31, 2004 included in Schedule II. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rentrak Corporation for the year ended March 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Portland, Oregon
July 9, 2004

Rentrak Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$15,666	$21,983
Marketable securities	14,832	—
Accounts receivable, net of allowances for doubtful accounts of $461 and $654	18,314	14,428
Advances to program suppliers, net of program supplier reserves of $32 and $3,246	225	1,185
Income tax receivable and prepaid taxes	—	580
Deferred income tax assets	110	944
Notes receivable—related party	—	753
Other current assets	607	1,028
Total Current Assets	49,754	40,901

Property and Equipment, net of accumulated depreciation of $5,876 and $4,317	3,623	3,216
Deferred Income Tax Assets	312	115
Other Assets	639	851
Total Assets	$54,328	$45,083

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$15,493	$12,470
Taxes payable	972	345
Accrued liabilities	532	366
Accrued compensation	1,366	1,539
Deferred revenue	484	379
Total Current Liabilities	18,847	15,099

Long-Term Obligations:
Lease obligations and deferred gain	—	51

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,697 and 10,545	11	10
Capital in excess of par value	48,069	46,988
Accumulated other comprehensive income	181	181
Accumulated deficit	(12,780)	(17,246)
Total Stockholders' Equity	35,481	29,933
Total Liabilities and Stockholders' Equity	$54,328	$45,083

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)

	For the Year Ended March 31,
	2006	2005	2004

Revenue	$93,394	$98,538	$78,132

Operating expenses:
Cost of sales	65,287	69,882	60,090
Selling and administrative	22,065	20,046	16,357
Net loss from litigation settlements	—	225	—
Asset impairment	—	27	—
	87,352	90,180	76,447
Income from operations	6,042	8,358	1,685

Other income (expense):
Interest income	1,016	333	244
Interest expense	(2)	(11)	(11)
	1,014	322	233

Income from continuing operations before income taxes	7,056	8,680	1,918
Provision for income taxes	2,590	3,437	479
Income from continuing operations	4,466	5,243	1,439
Loss from discontinued operations, net of tax benefit of $0, $0 and $79	—	—	(129)
Net income	$4,466	$5,243	$1,310

Basic income per share from continuing operations	$0.42	$0.52	$0.15
Basic loss per share from discontinued operations	—	—	(0.01)
Basic net income per share	$0.42	$0.52	$0.14

Diluted income per share from continuing operations	$0.40	$0.49	$0.14
Diluted loss per share from discontinued operations	—	—	(0.01)
Diluted net income per share	$0.40	$0.49	$0.13

Shares used in per share calculations:
Basic	10,575	10,081	9,600
Diluted	11,047	10,592	10,119

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2006, 2005 and 2004
(In thousands, except share amounts)

				Cumulative
			Capital	Other		Total
	Common Stock		In Excess	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	of Par Value	Income	Deficit	Equity
Balance at March 31, 2003	9,471,612	$9	$39,655	$181	$(23,799)	$16,046

Net income	—	—	—	—	1,310	1,310
Common stock issued pursuant to stock plans	285,519	—	1,162	—	—	1,162
Common stock used to pay for option exercises	(17,594)	—	(113)	—	—	(113)
Income tax benefit from stock option exercises	—	—	390	—	—	390
Balance at March 31, 2004	9,739,537	9	41,094	181	(22,489)	18,795

Net income	—	—	—	—	5,243	5,243
Common stock issued pursuant to stock plans	522,557	1	2,394	—	—	2,395
Common stock used to pay for option exercises	(25,381)	—	(270)	—	—	(270)
Issuance of common stock	308,200	—	2,774	—	—	2,774
Income tax benefit from stock option exercises	—	—	996	—	—	996
Balance at March 31, 2005	10,544,913	10	46,988	181	(17,246)	29,933

Net income	—	—	—	—	4,466	4,466
Common stock issued pursuant to stock plans	152,423	1	707	—	—	708
Fair value of options granted to non-employee	—	—	219	—	—	219
Income tax benefit from stock option exercises	—	—	155	—	—	155
Balance at March 31, 2006	10,697,336	$11	$48,069	$181	$(12,780)	$35,481

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,466	$5,243	$1,310
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	—	129
Gain on disposition of assets	—	(1)	(95)
Tax benefit from stock option exercises	155	996	390
Loss of occupancy deposit on lease termination	—	—	400
Depreciation and amortization	1,587	1,078	875
Amortization of discount on marketable securities	(181)	—	—
Abandonment of capitalized software projects	—	27	—
Adjustment to allowance for doubtful accounts	1	28	(320)
Deferred income taxes	637	2,303	(45)
Options granted to nonemployee	179	—	—
(Increase) decrease in:
Accounts receivable	(3,887)	934	(5,268)
Advances to program suppliers	960	3,003	(2,357)
Income taxes receivable and prepaid taxes	580	(512)	13
Other current assets	159	(625)	761
Increase (decrease) in:
Accounts payable	3,063	(2,977)	2,646
Accrued liabilities and compensation	620	762	(249)
Deferred revenue and other liabilities	54	(6)	(284)
Net cash provided by (used in) operating activities	8,393	10,253	(2,094)

Cash flows from investing activities:
Purchase of marketable securities	(14,651)	—	—
Purchase of property and equipment	(1,966)	(1,806)	(1,598)
Proceeds from sale of assets	—	1	—
Purchase of equity investment	—	(475)	—
Proceeds from the sale of 3PF assets	—	—	800
Note receivable payments received	486	412	451
Other assets, net	—	—	132
Net cash used in investing activities	(16,131)	(1,868)	(215)

Cash flows from financing activities:
Payments on capital lease obligation	(40)	(36)	(68)
Issuance of common stock	708	2,124	1,049
Issuance of common stock to non-employees	—	2,774	—
Collection of note receivable, related party	753	—	—
Net cash provided by financing activities	1,421	4,862	981

Increase (decrease) in cash and cash equivalents	(6,317)	13,247	(1,328)

Cash and cash equivalents:
Beginning of year	21,983	8,736	10,064
End of year	$15,666	$21,983	$8,736

Supplemental cash flow information:
Cash paid during the year for interest	$3	$11	$11
Cash paid during the year for income taxes, net of refunds received	$592	$518	$16

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Overview

Rentrak Corporation is located in Portland, Oregon and, as of April 1, 2005, has two operating divisions, the Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) divisions as well as an Other Division.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products, such as DVDs, VHSs, video games, etc. (“Units”) and related rental and sales information to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios (“Program Suppliers”). Under our PPT System, retailers (“Participating Retailers”) sublease that product from us and rent it to consumers. Participating Retailers then share a portion of each retail rental transaction with us and the respective studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the respective studio and the retailer.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, offered primarily on a recurring subscription basis which are no longer in the development stage, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results of certain retailers’ direct revenue sharing activity to our suppliers under established agreements on a fee for service basis.

Our Other Division includes revenue and costs relating to products and/or services that are still in early stages as well as corporate and administrative costs.

During fiscal 2004, we sold our subsidiary 3PF.COM, Inc. (“3PF”), which provided order processing and inventory management services to e-tailers, wholesalers and other businesses requiring just-in-time fulfillment. See Note 4.

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

We recognize other services revenue, including direct revenue sharing (“DRS”) and business intelligence services revenue, ratably over the period of service.

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

Marketable Securities

We classify our marketable securities as held-to-maturity, and, accordingly, they are reported at amortized cost with earnings included as a component of interest income. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

We periodically evaluate whether declines in fair values of our investments below their cost are “other-than-temporary.” This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

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

During 2005, one of our customers filed a petition for relief under Chapter 7 in the U.S. Bankruptcy Court. The balance this customer owed us on its account was approximately $588,000 and was written off in fiscal 2006 and substantially recovered. This had no material impact on net income in the current period.

No customer accounted for 10% or more of our accounts receivable balance as of March 31, 2006 or 2005.

We do not have any off-balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, marketable securities, accounts and notes receivable and accounts payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2006 and 2005.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are required to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. In fiscal 2005, we recorded an impairment charge of $27,000 related to the write-off of capitalized software development costs for two projects which management determined would not be completed and placed in service.

Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to seven years for furniture and fixtures, three to ten years for equipment and three years for capitalized software. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter. Property and equipment is reviewed for impairment in accordance with SFAS No. 144 as discussed above.

Capitalized Software

Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software. This also includes costs to develop software for customer use in various services, including theatrical data recovery and fulfillment. Amortization of capitalized software is computed on a straight-line basis over 3 years. We account for capitalized software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal

Use.” Capitalized software is reviewed for impairment in accordance with SFAS No. 144 as discussed above. See Note 7.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2006 and 2005, we had a valuation allowance of $0.6 million and $0.4 million, respectively, recorded against our Canadian net operating loss carryforwards and net deferred tax assets totaled $0.4 million and $1.1 million, respectively.

Program Supplier Reserves

We have entered into guarantee contracts with certain Program Suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments per Unit shipped that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. For guarantees paid in advance, the unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. Actual results could differ from these estimates and could have a material effect on the recorded Program Supplier reserves. The balance in this reserve totaled $0.03 million and $3.2 million, respectively, at March 31, 2006 and 2005.

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

Earnings Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for fiscal 2006, 2005 and 2004 (in thousands):

	Year Ended March 31,
	2006	2005	2004
Basic EPS:
Weighted average number of shares of common stock outstanding	10,575	10,081	9,600
Diluted EPS:
Effect of dilutive stock options	472	511	519
	11,047	10,592	10,119

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period were 0.2 million in each of fiscal 2006, 2005 and 2004.

Stock-Based Compensation

We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Year Ended March 31,	2006	2005	2004
Net income, as reported	$4,466	$5,243	$1,310
Deduct — total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(824)	(860)	(872)
Net income, pro forma	$3,642	$4,383	$438

Net income per share — basic, as reported	$0.42	$0.52	$0.14

Net income per share — basic, pro forma	$0.34	$0.43	$0.05

Net income per share — diluted, as reported	$0.40	$0.49	$0.13

Net income per share — diluted, pro forma	$0.33	$0.41	$0.04

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2006	2005	2004
Risk-free interest rate	4.16% - 4.49%	4.17% - 4.58%	3.09% - 4.62%
Expected dividend yield	0%	0%	0%
Expected lives	6 - 9 years	5 - 10 years	5 - 10 years
Expected volatility	64.87% - 70.08%	73.09%	75.54%

Using the Black-Scholes methodology, the total value of stock awards and options granted during fiscal 2006, 2005 and 2004 was approximately $1.0 million, $1.2 million and $1.4 million, respectively, which is amortized on a pro forma basis over the vesting period of the options, typically one to four years. The weighted average fair value of stock awards and options granted during fiscal 2006, 2005 and 2004 was $7.01 per share, $6.75 per share and $5.33 per share, respectively.

See Note 3 for a discussion of SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

Advertising Expense

Advertising costs are expensed as incurred. Expenses incurred totaled approximately $1.2 million, $1.4 million and $1.5 million, respectively, in fiscal 2006, 2005 and 2004. Reimbursements received for direct and indirect expenses totaled approximately $1.3 million, $1.3 million and $1.5 million, respectively, in fiscal 2006, 2005 and 2004.

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

Reimbursements provided by a Program Supplier can be “accountable” or “unaccountable.” The Program Supplier provides accountable amounts only to the extent that we provide documentary evidence of the funds paid either to our Participating Retailers directly or paid to third parties. Accountable reimbursements are recorded as a reduction of the same income statement line item, selling and administrative expenses, in which the costs are recorded, which typically occurs in the same accounting period. Unaccountable reimbursements are normally calculated and awarded on a fixed amount per unit of product shipped and do not require substantiation that any payments were made to promote marketing efforts. Unaccountable reimbursements are recognized when units of their associated product are shipped, which is when a majority of the direct or indirect marketing effort and the corresponding expense is incurred, which typically occurs within the same reporting period. Unaccountable reimbursements are classified as reductions to cost of sales on the statement of operations in accordance with Emerging Issues Task Force 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.”

Comprehensive Income

Comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders. Components of our comprehensive income consist of the changes in our cumulative translation adjustment. There was no activity from our foreign operations for the fiscal years ended March 31, 2006, 2005 or 2004 affecting our cumulative translation adjustments.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 3. New Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123R in the first quarter of fiscal 2007. We have evaluated the provisions of SFAS No. 123R and expect that the adoption will have a material impact on our consolidated results of operations and earnings per share, as the stock-based compensation expense will be charged directly against our reported earnings. We estimate that approximately $1.5 million will be recorded as additional compensation expense beginning with the quarter ending June 30, 2006 through the quarter ending December 31, 2009, for all options which are outstanding as of March 31, 2006, but which were not yet vested. We will adopt SFAS No. 123R in the first quarter of fiscal 2007 using the modified prospective transition method and will continue to value stock-based compensation utilizing the Black-Scholes valuation model. Alternative valuation methods included the Hull-White lattice model. The adoption of SFAS No. 123R will not have any effect on our cash flows or liquidity as stock-based compensation is a non-cash expense.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

FSP 115-1

In November 2005, the FASB issued Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We do not have any investments with other-than-temporary impairments and, accordingly, the adoption of FSP 115-1 did not have any effect on our results of operations, financial condition or liquidity.

Note 4. 3PF

In June 2002, 3PF, a former 100% owned subsidiary, entered into an agreement to sublease approximately 194,000 square feet of its distribution facility in Columbus, Ohio to its largest customer. The sublease required monthly rent payments to 3PF under amounts, terms and conditions similar to 3PF’s master lease for this facility. Additionally in June 2002, in conjunction with the facility sublease, 3PF entered into a financing lease with this customer for the existing equipment within this distribution facility and the associated costs for additional equipment to configure the layout to the customer’s specifications. The lease for the equipment resulted in a note receivable in the amount of $1.8 million, payable to 3PF in monthly installments. Most of the payments on this note receivable have been received as scheduled. As of March 31, 2006, there was $0.2 million outstanding on this note receivable, all of which was included with other current assets on our consolidated balance sheet.

In June 2003, we announced we had signed a definitive agreement to sell substantially all of the assets of 3PF at the Wilmington, Ohio operation, effective July 1, 2003. The operations of 3PF have not been reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” because cash flows related to our fulfillment activities have not been completely eliminated. The agreement covered all equipment and leasehold improvements at 3PF’s leased distribution facility in Wilmington, Ohio, as well as a portion of its working capital. As part of the agreement, 3PF as lessee and Rentrak as guarantor have been released from the lease. The cash purchase price of $0.8 million, approximately equal to the net book value of the assets sold, was received in full.

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

Note 5. Discontinued Operations

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

Note 6. Marketable Securities

Marketable securities, all of which were classified as “held-to-maturity,” consisted of the following (in thousands):

	March 31,
	2006	2005
Corporate debt securities
Amortized cost	$14,832	$—
Gross unrecognized holding gains	2	—
Gross unrecognized holding losses	(16)	—
Aggregate fair value	$14,818	$—

All of the above securities mature at various dates through September 2006.

Note 7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2006	2005
Furniture, fixtures and computer equipment	$4,228	$3,644
Leasehold improvements	640	606
Capitalized software(1)	4,631	3,283
	9,499	7,533
Less accumulated depreciation and amortization	(5,876)	(4,317)
	$3,623	$3,216

(1)          Includes $1.4 million and $1.7 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2006 and 2005, respectively, and, as such, are not being amortized.

As discussed in Note 2, in fiscal 2005, we recorded an impairment charge of $0.03 million related to the write-off of capitalized software development costs for two projects which management has determined will not be completed and placed in service.

Amortization expense related to capitalized software was $1.0 million, $0.5 million and $0.3 million for the years ended March 31, 2006, 2005, and 2004, respectively. Accumulated amortization related to capitalized software was $1.9 million and $0.9 million at March 31, 2006 and 2005, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years as of March 31, 2006 is as follows (in thousands):

2007	$728
2008	473
2009	67
2010	—
2011	—
$1,268

Note 8. Securities Purchase Agreement

In November 2004, we entered into a securities purchase agreement to purchase common stock of, and a professional services agreement to receive software development and support services from, a privately held company that develops and provides information technology solutions for clients in various entertainment industry market segments. During fiscal 2005, we paid $25,000 under the professional services agreement and, during fiscal 2006, we made a final payment of $25,000 under this agreement.

The purchase of the securities for $0.5 million was comprised of two elements. The first element, which totaled $0.4 million, was paid upon execution of the agreement in November 2004 and the second, which totaled $0.1 million, was paid in March 2005 upon completion by the investee of additional software development. Our purchase of the common stock represents 4% of the outstanding stock of this company. This investment is carried at historical cost as a component of other assets on our consolidated balance sheet and will be evaluated quarterly for impairment. No impairment has been recorded as of March 31, 2006.

Note 9. Line of Credit

We currently have a secured $15.0 million revolving line of credit with Wells Fargo Bank, National Association (the “Line of Credit”), which expires December 1, 2006. The interest rate on the Line of Credit is calculated at our choice of (a) the bank’s prime interest rate minus 0.5 percent or (b) LIBOR plus 2 percent. Certain financial covenants apply as follows: (1) consolidated pre-tax income must be at least $1.00 for each fiscal quarter, and consolidated after-tax income must be at least $1.00 on an annual basis, determined at fiscal year end; (2) our current ratio must be at least 1.5:1.0, measured quarterly; and (3) our debt-to-tangible net worth ratio must not exceed 1.5:1.0, measured quarterly. As of, and through, March 31, 2006, we were in compliance with these covenants. No amounts were outstanding under the Line of Credit at March 31, 2006.

Note 10. Related Party Transaction

In February 2005, pursuant to his separation agreement, we loaned Mr. F. Kim Cox, our former President and Secretary, $0.8 million to assist him with exercising a portion of his vested options to purchase shares of our common stock. The loan bore interest at 2.78% per annum and was repaid in full, including accrued interest, in May 2005.

In addition, we entered into a consulting agreement with Mr. Cox on January 25, 2005 whereby he is assisting us with strategic planning and product development issues. Pursuant to the agreement, we will pay Mr. Cox $25,000 per month from February 2005 through March 2007. We paid Mr. Cox a total of $300,000 and $62,000 pursuant to this agreement in fiscal 2006 and 2005, respectively.

Note 11. Income Taxes

Income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2006	2005	2004
U.S.	$7,056	8,459	$1,686
Non-U.S.	—	221	232
	$7,056	8,680	$1,918

The provision for income taxes from continuing operations was as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Current tax provision:
Federal	$1,674	$59	$—
State	279	210	40
	1,953	269	40
Deferred tax provision	637	3,168	439
	$2,590	$3,437	$479

The reported provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Provision computed at statutory rates	$2,399	$2,951	$652
State taxes, net of federal benefit	273	561	77
Amortization of intangibles	(144)	(122)	(122)
Change in valuation allowance	35	104	(79)
Other	27	(57)	(49)
	$2,590	$3,437	$479

Deferred tax assets are comprised of the following components (in thousands):

	March 31,
	2006	2005
Current deferred taxes:
Net operating loss carryforwards	$—	$865
Deferred revenue	168	95
Deferred gain	20	30
Alternative minimum tax credits	—	59
Other	(78)	(105)
Total current deferred taxes	110	944

Non-current deferred taxes:
Depreciation	161	24
Stock-based compensation	72	—
Deferred gain	—	14
Net operating and capital loss carryforwards	624	403
Other	79	77
Total non-current deferred taxes	936	518
Valuation allowance	(624)	(403)
Net non-current deferred taxes	312	115
Net deferred taxes	$422	$1,059

Total deferred tax assets were $0.5 million and $1.2 million, respectively, at March 31, 2006 and 2005 and total deferred tax liabilities were $0.1 million and $0.1 million, respectively. The increase (decrease) to our valuation allowance was $0.2 million, $0.1 million and $(0.1) million in fiscal 2006, 2005 and 2004, respectively.

As of March 31, 2006, we have net operating loss carryforwards in Canada totaling $1.3 million, the tax benefit of which has been fully reserved, which expire through 2012. Additionally, we have state net operating and capital loss carryforwards totaling $3.3 million, the tax benefit of which has also been fully reserved.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these assessments and considerations, we have provided a valuation allowance against our Canadian net operating loss carryforwards due to expected revenue and income levels from our Canadian operations in the near term. We also provided a valuation allowance against certain of our state net operating loss and capital loss carryforwards due to the lack of expected operating income and capital gains in the near term in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income and have, therefore, not recorded a valuation allowance against them.

Note 12. Stockholders’ Equity

Sale of Common Stock

On December 21, 2004, we sold 308,200 shares of our common stock to Mr. Mark Cuban in a privately-negotiated, arms-length transaction for $9.00 per share. Total proceeds were $2.8 million. In addition to the 308,200 shares purchased from us, Mr. Cuban purchased an additional 191,800 shares of our common stock at $9.00 per share from eight of our executive officers. All 500,000 shares purchased by Mr. Cuban were restricted securities and subject to a one-year holding period pursuant to Rule 144 under the Securities Act of 1933. Mr. Cuban currently has demand registration rights in the event that he is not able to sell the shares pursuant to Rule 144.

Share Repurchase Program

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. Shares may be repurchased from time to time in both open market and privately negotiated purchases in such amounts as our authorized officer, Paul Rosenbaum, Chairman, President and Chief Executive Officer, deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. Through March 31, 2006, no shares had been repurchased under this plan.

Stock Options

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

In February, 2006, we granted options to purchase 25,000 shares of our common stock to a consultant. These options vest immediately and expire in ten years. We recorded these options in accordance with Emerging Issues Task Force (“EITF”) 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Pursuant to the provisions of EITF 00-18, we recognized expense of $0.2 million, which was included in selling and administrative expense, and deferred $0.04 million, which will be recognized over the remaining term of the contract.

As of March 31, 2006, options covering 893,000 shares of our common stock remained available for grant under our 2005 Plan and 2,467,798 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Our option plans are administered by the Compensation Committee of our Board, which determines the terms and conditions of options issued under the plans. Generally, options granted under the plans vest over periods of one to four years and expire ten years after the date of grant.

The table below summarizes the plans’ activity (shares in thousands):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2003	1,983	$4.35
Granted - option price = fair market value	178	7.62
Granted - option price > fair market value	80	6.89
Exercised	(285)	4.07
Canceled	(40)	4.31
Balance at March 31, 2004	1,916	4.86
Granted - option price = fair market value	183	10.15
Exercised	(523)	4.58
Canceled	(5)	3.98
Balance at March 31, 2005	1,571	5.58
Granted - option price = fair market value	167	10.21
Exercised	(152)	4.64
Canceled	(11)	7.15
Balance at March 31, 2006	1,575	$6.17

The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 03/31/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 03/31/06	Weighted Average Exercise Price
$0.00 - $3.25	247,550	4.98	$3.07	247,550	$3.07
$3.26 - $4.00	285,323	5.18	3.57	271,393	3.55
$4.01 - $5.25	103,800	5.50	4.97	85,050	4.96
$5.26 - $6.00	365,000	1.49	5.72	298,750	5.70
$6.01 - $7.50	102,500	7.09	6.88	87,500	6.88
$7.51 - $9.00	85,625	7.86	8.45	52,250	8.65
$9.01 - $11.00	360,000	7.63	10.08	121,875	9.79
$11.01 - $11.15	25,000	9.86	11.15	25,000	11.15
$0.00 - $11.15	1,574,798	5.22	6.17	1,189,368	5.36

Options to purchase 1,119,817 and 1,270,201 shares of common stock were exercisable at March 31, 2005 and 2004, respectively, at weighted average exercise prices of $4.79 and $4.33, respectively.

Employee Stock Purchase Plan

During fiscal 2004 we terminated our Employee Stock Purchase Plan (the Plan), which allowed for the purchase of up to 200,000 shares of our common stock. Prior to its termination, all employees meeting certain eligibility criteria were granted the opportunity to purchase common stock, under certain limitations, at 85% of market value. Payment was made through payroll deductions. All shares purchased by employees under the Plan in fiscal 2004 were purchased by us on the open market. During fiscal 2004, 467 shares were purchased by employees under the Plan for a total of $3,631.

Warrants

As of March 31, 2006 and 2005, we had warrants outstanding to purchase 30,000 shares of our common stock with a purchase price of $7.50 per share and an expiration date of May 16, 2009, which were issued to an investment banking firm in May 2002 as partial consideration for financial advisory services in connection with strategic opportunities or financing transactions of potential interest to us.

Shareholders’ Rights Plan

In May 1995, our Board of Directors approved a shareholders’ rights plan designed to ensure that all of our shareholders receive fair and equal treatment in the event of certain proposals to acquire control of Rentrak. Under the rights plan, each shareholder received a dividend of one right for each share of our outstanding common stock, entitling the holders to purchase common stock having a market value equal to twice the exercise price. The rights become exercisable after any person or group acquires 15% or more of our outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owner of 15% or more of our outstanding common stock. Prior to the time that a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, the Board of Directors, at their discretion, may waive this provision with respect to any transaction or may terminate the rights plan. This rights plan expired May 18, 2005.

In May 2005, we entered into a new rights plan to replace the expired rights plan. The terms of the new rights plan are similar to those of the previous rights plan. The new rights plan expires May 18, 2015.

Note 13. Commitments

Leases

We lease certain facilities under operating leases expiring at various dates through 2016. Minimum lease payments over the terms of the leases exceeding one year are as follows:

Year Ending March 31,	Operating Leases
2007	$546
2008	1,140
2009	1,145
2010	1,067
2011	1,027
Thereafter	6,461
Total minimum lease payments	$11,386

The leases require us to pay for taxes, insurance and maintenance. Rent expense under operating leases is recognized on a straight-line basis over the terms of the leases and was approximately $1.0 million, $1.0 million, and $1.9 million in fiscal 2006, 2005 and 2004, respectively.

Note 14. Contingencies

General

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations. We currently have no material outstanding litigation.

Note 15. 401(k) Plan

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Contributions under the 401(k) Plan for calendar 2004 and 2003 were approximately $81,000 and $74,000, respectively. Our plan year ends on December 31. As of March 31, 2006, we have accrued $74,000 for anticipated contributions related to the plan year ended December 31, 2005 and $19,000 relating to the plan year ending December 31, 2006.

Note 16. Business Segments, Significant Suppliers, Product Lines and Major Customer

During fiscal 2005 and 2004, we operated in one business segment, Entertainment. Effective April 1, 2005, we implemented a new corporate structure, which includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we are now reporting certain financial information by individual segment under this new structure. The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, primarily offered on a recurring subscription basis which are no longer in the early stages, as well as operating our direct revenue sharing (“DRS”) services.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Year Ended March 31, 2006
Sales to external customers	$81,301	$10,697	$1,396	$93,394
Depreciation and amortization	42	896	649	1,587
Income (loss) from operations	12,086	4,873	(10,917)	6,042
Year Ended March 31, 2005(2)
Sales to external customers	$86,806	$11,174	$558	$98,538
Year Ended March 31, 2004(2)
Sales to external customers	$65,958	$7,090	$5,084	$78,132

(1)             Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)             The depreciation and amortization and operating income (loss) segment information for fiscal 2005 and 2004 is not included as it would be impracticable to do so.

Additional results of operations information by segment was as follows:

	Year Ended March 31,(1)
	2006		2005		2004
(Dollars in thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT Division
Revenues	$81,301	100.0%	$86,806	100.0%	$65,958	100.0%
Cost of sales	63,714	78.4	68,848	79.3	54,023	81.9
Gross margin	$17,587	21.6%	$17,958	20.7%	$11,935	18.1%
AMI Division
Revenues	$10,697	100.0%	$11,174	100.0%	$7,090	100.0%
Cost of sales	1,096	10.2	1,034	9.2	834	11.8
Gross margin	$9,601	89.8%	$10,140	90.8%	$6,256	88.2%
Other Division
Revenues	$1,396	100.0%	$558	100.0%	$5,084	100.0%
Cost of sales	477	34.2	—	—	5,233	102.9
Gross margin	$919	65.8%	$558	100.0%	$(149)	(2.9)%

(1)             Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Order processing fees	$7,546	$5,015	$7,972
Transaction fees	59,062	64,335	46,398
Sell-through fees	13,714	16,323	10,309
Communication fees	830	977	1,066
Fulfillment	—	—	4,624
Other	12,242	11,888	7,763
	$93,394	$98,538	$78,132

During fiscal 2006, 2005 and 2004, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	Year Ended March 31,
	2006	2005	2004
Program Supplier 1	24%	36%	20%
Program Supplier 2	16%	4%	5%
Program Supplier 3	14%	13%	10%
Program Supplier 4	5%	6%	13%
Program Supplier 5	n/a	1%	13%

No other Program Supplier represented 10% or more of our total revenue in fiscal 2006, 2005 or 2004. Although management does not believe that the relationships with the significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

We had one PPT customer that accounted for 19% and 14% of our total revenue in fiscal 2005 and fiscal 2004, respectively. The agreement with this PPT customer expired in September 2004. There were no other customers that accounted for 10% or more of our total revenue in fiscal 2006, 2005 and 2004.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2006 was as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Revenue	$20,882	$20,164	$23,957	$28,391
Income from operations	877	1,485	1,489	2,191
Net income	656	1,104	1,126	1,580
Basic net income per share	0.06	0.10	0.11	0.15
Diluted net income per share	0.06	0.10	0.10	0.14
2005
Revenue	$25,333	$26,998	$22,821	$23,386
Income from operations(1)	2,125	2,799	2,188	1,246
Net income(1)	1,385	1,811	1,287	760
Basic net income per share	0.14	0.18	0.13	0.07
Diluted net income per share	0.13	0.17	0.12	0.07

(1)             Income from operations and net income in the fourth quarter of fiscal 2005 are lower than the first three quarters of fiscal 2005 due primarily to costs related to Sarbanes-Oxley compliance and our reorganization efforts. In addition, the fourth quarter of fiscal 2005 includes a $0.2 million loss related to a litigation settlement.

Rentrak Corporation
Valuation and Qualifying Accounts
Schedule II
(In thousands)

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2004	$748	$(320)	$(10)	$421	$839
Fiscal 2005	839	28	(604)	391	654
Fiscal 2006	654	1	(849)	655	461
Program Suppliers reserve
Fiscal 2004	$3,714	$2,059	$(1,215)	$(37)	$4,521
Fiscal 2005	4,521	593	(1,828)	(40)	3,246
Fiscal 2006	3,246	108	(3,320)	(2)	32
Other current assets—retailer financing program reserve
Fiscal 2004	$838	$—	$—	$—	$838
Fiscal 2005	838	—	(838)	—	—
Fiscal 2006	—	—	—	—	—
Other assets—retailer financing program reserve
Fiscal 2004	$5,692	$—	$(31)	$—	$5,661
Fiscal 2005	5,661	—	(5,642)	(19)	—
Fiscal 2006	—	—	—	—	—
Valuation allowance on deferred tax assets
Fiscal 2004	$378	$(79)	$—	$—	$299
Fiscal 2005	299	104	—	—	403
Fiscal 2006	403	221	—	—	624

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

Changes in Internal Controls

During our fiscal year ended March 31, 2005, we determined that our internal control over financial reporting was ineffective based on an audit finding related to a data error, which was discovered in a spreadsheet used to determine amounts payable to Program Suppliers that resulted in a material adjustment to our net income for the fiscal period ended March 31, 2005. This error resulted from a failure in a manual detective control that was applied to the financial data for Program Supplier contracts input into the spreadsheets that calculate cost of sales.

During the first quarter of our fiscal year ended March 31, 2006, we enhanced this control by requiring a redundant independent review by our Chief Financial Officer or Controller in every instance this periodic control is performed by the responsible employee.

There have been no other changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders’
Rentrak Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting in Item 9A, that Rentrak Corporation maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rentrak Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Rentrak Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Rentrak Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rentrak Corporation as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated May 26, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Portland, Oregon
May 26, 2006

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board—Audit Committee,” “Code of Ethics,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.             EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Executive Compensation.”

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2006, about shares of our common stock that may be issued upon the exercise of options granted under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(2)	1,472,050	$6.29	893,000
Equity compensation plans not approved by shareholders(3)	132,748	5.20	—
Total	1,604,798	$6.20	893,000

(1)          See Note 12 of Notes to Consolidated Financial Statements for a description of the significant terms of the outstanding options.

(2)          Equity compensation plans approved by shareholders include the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.

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

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Matters Relating to Our Auditors.”

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent registered public accounting firms, are included on the pages indicated below:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm
Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2006 and 2005
Consolidated Income Statements for the years ended March 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
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

Date: June 12, 2006	RENTRAK CORPORATION
	By:	/s/ Paul A. Rosenbaum
Paul A. Rosenbaum
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 2006.

Principal Financial and Accounting Officer:

By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President
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
Stanford C. Stoddard, Director

EXHIBIT INDEX

The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number		Exhibit Description
3.1		Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005. (23)
3.2		1995 Restated Bylaws, as amended to date. (1)
10.1	*	Summary of compensation arrangements for non-employee directors of Rentrak Corporation.
10.2	*	Employment Agreement with Christopher E. Roberts dated November 1, 2002. (2)**
10.3	*	The 1997 Equity Participation Plan of Rentrak Corporation, as amended. (3)
10.4	*	Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan. (4)
10.5	*	Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan. (5)
10.6	*	The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (13)
10.7	*	Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (14)
10.8	*	Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (15)
10.9	*	Third Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (16)
10.10	*	Rentrak Corporation 2005 Stock Incentive Plan. (29)
10.11	*	Form of Award Agreement for Non-Qualified Stock Option under 2005 Stock Incentive Plan. (30)
10.12		Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”) dated July 15, 2002. (24)
10.13		First Amendment, dated July 1, 2003, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (25)
10.14		Fourth Amendment, dated February 11, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (26)
10.15		Fifth Amendment to Credit Agreement, dated December 1, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (27)
10.16		Revolving Line of Credit Note, dated December 1, 2005. (28)
10.17	*	Employment Agreement with Mark L. Thoenes dated January 1, 2006. (6)
10.18	*	Employment Agreement with Timothy J. Erwin dated January 1, 2006. (7)
10.19		Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and U.S. Stock Transfer Corporation. (8)
10.20	*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (9)
10.21	*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (10)
10.22	*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (33)
10.23	*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (34)
10.24	*	Employment Agreement with Amir Yazdani dated July 1, 2001. (11)
10.25	*	Employment Agreement with Paul A. Rosenbaum dated October 1, 2001. (12)
10.26	*	Employment Agreement between Rentrak Corporation and Allan McLennan entered into as of October 1, 2005. (31)
10.27	*	Employment Agreement between Rentrak Corporation and Marty Graham dated as of January 1, 2006. (32)
10.28	*	Employment Agreement with Ronald Giambra dated July 1, 2002. (17)
10.29	*	Amendment, dated June 1, 2003, to Employment Agreement dated July 1, 2002, between Ronald Giambra and Rentrak Corporation. (18)
10.30	*	Amendment No. 2 dated February 10, 2005 to Employment Agreement dated July 1, 2002, between Ronald Giambra and Rentrak Corporation. (21)
10.31	*	Employment Agreement between Kenneth M. Papagan and Rentrak Corporation dated January 1, 2004. (19)
10.32	*	Employment Agreement between Cathy Hetzel and Rentrak Corporation dated March 17, 2004. (20)
21		List of Subsidiaries of Registrant. (22)
23.1		Consent of GRANT THORNTON LLP, independent registered public accounting firm.
23.2		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

E-1

Exhibit Number	Exhibit Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Description of Capital Stock of Rentrak Corporation. (35)

*                    Management Contract or Compensatory Plan or Arrangement.

**             Portions omitted pursuant to a request for confidentiality treatment filed with the Securities and Exchange Commission.

1.	Filed as Exhibit 3.1 to Form 10-Q filed on February 14, 2001.
2.	Filed as Exhibit 10.4 to Form 10-Q filed on February 14, 2003.
3.	Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.
4.	Filed as Exhibit 10.8 to 2003 Form 10-K filed on June 26, 2003.
5.	Filed as Exhibit 10.9 to 2003 Form 10-K filed on June 26, 2003.
6.	Filed as Exhibit 10.1 to Form 8-K filed on June 1, 2006.
7.	Filed as Exhibit 10.2 to Form 8-K filed on June 1, 2006.
8.	Filed as Exhibit 4.1 to Form 8-K filed on May 18, 2005.
9.	Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.
10.	Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.
11.	Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2001.
12.	Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.
13.	Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
14.	Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.
15.	Filed as Exhibit 10.31 to 2002 From 10-K filed on June 28, 2002.
16.	Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.
17.	Filed as Exhibit 10.5 to Form 10-Q filed on February 14, 2003.
18.	Filed as Exhibit 10.27 to Form 10-K filed on July 14, 2004.
19.	Filed as Exhibit 10.28 to Form 10-K filed on July 14, 2004.
20.	Filed as Exhibit 10.29 to Form 10-K filed on July 14, 2004.
21.	Filed as Exhibit 10.1 to Form 8-K filed on February 15, 2005.
22.	Filed as Exhibit 21 to Form 10-K filed on July 14, 2004.
23.	Filed as Exhibit 3.1 to Form 10-K filed on June 13, 2005.
24.	Filed as Exhibit 10.7 to Form 10-K filed on June 13, 2005.
25.	Filed as Exhibit 10.8 to Form 10-K filed on June 13, 2005.
26.	Filed as Exhibit 10.11 to Form 10-K filed on June 13, 2005.
27.	Filed as Exhibit 10.1 to Form 10-Q filed on February 7, 2006.
28.	Filed as Exhibit 10.2 to Form 10-Q filed on February 7, 2006.
29.	Filed as Exhibit 10.1 to Form 8-K filed on August 31, 2005.
30.	Filed as Exhibit 10.1 to Form 10-Q filed on November 8, 2005.
31.	Filed as Exhibit 10.1 to Form 8-K filed on October 7, 2005.
32.	Filed as Exhibit 10.1 to Form 8-K filed on March 14, 2006.
33.	Filed as Exhibit 10.17 to Form 10-K filed on June 13, 2005.
34.	Filed as Exhibit 10.18 to Form 10-K filed on June 13, 2005.
35.	Filed as Exhibit 99.1 to Form 8-K filed on May 18, 2005.

E-2