Form 10-Q
period 2006-06-30
RENTRAK CORP
filed 2006-08-09
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-15159

RENTRAK CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0780536
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7700 NE Ambassador Place, Portland, Oregon	97220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  503-284-7581

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,531,940
(Class)	(Outstanding at August 1, 2006)

RENTRAK CORPORATION
FORM 10-Q
INDEX

Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30,	March 31,
	2006	2006 (1)

Assets
Current Assets:
Cash and cash equivalents	$6,862	$15,666
Marketable securities	22,089	14,832
Accounts receivable, net of allowances for doubtful accounts of $484 and $461	18,637	18,314
Advances to program suppliers, net of program supplier reserves of $32 and $32	235	225
Income tax receivable and prepaid taxes	48	—
Deferred income tax assets	107	110
Other current assets	712	607
Total Current Assets	48,690	49,754

Property and Equipment, net of accumulated depreciation of $6,276 and $5,876	4,323	3,623
Deferred Income Tax Assets	337	312
Other Assets	616	639
Total Assets	$53,966	$54,328

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,377	$15,493
Taxes payable	1,368	972
Accrued liabilities	389	532
Deferred rent, current portion	20	—
Accrued compensation	762	1,366
Deferred revenue	746	484
Total Current Liabilities	17,662	18,847

Deferred rent, long-term portion	376	—

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,569 and 10,697	11	11
Capital in excess of par value	46,928	48,069
Accumulated other comprehensive income	181	181
Accumulated deficit	(11,192)	(12,780)
Total Stockholders’ Equity	35,928	35,481
Total Liabilities and Stockholders’ Equity	$53,966	$54,328

(1) Derived from our March 31, 2006 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2006	2005

Revenue	$26,901	$20,882

Operating expenses:
Cost of sales	18,586	14,832
Selling and administrative	5,956	5,173
	24,542	20,005
Income from operations	2,359	877

Other income (expense):
Interest income	354	156
Interest expense	(1)	(1)
	353	155

Income before income taxes	2,712	1,032
Provision for income taxes	1,124	377
Net income	$1,588	$655

Basic net income per share	$0.15	$0.06

Diluted net income per share	$0.14	$0.06

Shares used in per share calculations:
Basic	10,699	10,549
Diluted	11,225	11,095

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$1,588	$655
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Tax benefits from stock option exercises	48	13
Depreciation and amortization	405	312
Adjustment to allowance for doubtful accounts	23	79
Stock-based compensation	197	—
Deferred income taxes	(22)	364
(Increase) decrease in:
Accounts receivable	(346)	1,226
Advances to program suppliers	(10)	524
Income taxes receivable and prepaid taxes	(48)	6
Other current assets	(201)	(158)
Increase (decrease) in:
Accounts payable	(1,116)	(3,064)
Accrued liabilities and compensation	(351)	(299)
Deferred rent	396	—
Deferred revenue and other liabilities	262	223
Net cash provided by (used in) operating activities	825	(119)

Cash flows from investing activities:
Purchase of marketable securities	(7,257)	—
Purchase of property and equipment	(1,100)	(570)
Note receivable payments received	114	74
Net cash used in investing activities	(8,243)	(496)

Cash flows from financing activities:
Payment of capital lease obligations	—	(10)
Issuance of common stock	149	22
Repurchase of common stock	(1,535)	—
Note receivable, related party	—	753
Net cash provided by (used in) financing activities	(1,386)	765

Increase (decrease) in cash and cash equivalents	(8,804)	150

Cash and cash equivalents:
Beginning of year	15,666	21,983
End of period	$6,862	$22,133

Supplemental Cash Flow Information:
Cash paid during the period for interest	$—	$1
Cash paid during the period for income taxes, net	748	2

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

				Cumulative
			Capital	Other		Total
	Common Stock		In Excess	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	of Par Value	Income	Deficit	Equity
Balance at March 31, 2004	9,739,537	$9	$41,094	$181	$(22,489)	$18,795

Net income	—	—	—	—	5,243	5,243
Common stock issued pursuant to stock plans	522,557	1	2,394	—	—	2,395
Common stock used to pay for option exercises	(25,381)	—	(270)	—	—	(270)
Issuance of common stock	308,200	—	2,774	—	—	2,774
Income tax benefit from stock option exercises	—	—	996	—	—	996
Balance at March 31, 2005	10,544,913	10	46,988	181	(17,246)	29,933

Net income	—	—	—	—	4,466	4,466
Common stock issued pursuant to stock plans	152,423	1	707	—	—	708
Fair value of options granted to non-employee	—	—	219	—	—	219
Income tax benefit from stock option exercises	—	—	155	—	—	155
Balance at March 31, 2006	10,697,336	11	48,069	181	(12,780)	35,481

Net income	—	—	—	—	1,588	1,588
Common stock issued pursuant to stock plans	24,874	—	149	—	—	149
Deferred stock units granted to Board of Directors	—	—	19	—	—	19
Stock-based compensation expense	—	—	178	—	—	178
Common stock repurchased	(153,000)	—	(1,535)	—	—	(1,535)
Income tax benefit from stock option exercises	—	—	48	—	—	48
Balance at June 30, 2006	10,569,210	$11	$46,928	$181	$(11,192)	$35,928

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2006 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows.

Note 2.  Net Income Per Share

Basic net income per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	2006	2005
Basic EPS:
Weighted average number of shares of common stock outstanding	10,699	10,549
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	526	546
	11,225	11,095

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	25	218

Note 3.  Business Segments, Significant Suppliers and Product Lines

We operate in two business segments, our Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions, and, accordingly, we report certain financial information by individual segment under this structure. The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, primarily offered on a recurring subscription basis, which are no longer in the early stages, as well as operating our direct revenue sharing (“DRS”) services.

We did not have any revenues from our Other Division in the first quarter of fiscal 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during this quarter. Accordingly, revenue related to these products in the first quarter of fiscal 2006 was reclassified to the AMI Division for comparison purposes.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended June 30, 2006
Sales to external customers	$23,503	$3,398	$—	$26,901
Depreciation and amortization	12	318	75	405
Income (loss) from operations	3,899	1,264	(2,804)	2,359

Three Months Ended June 30, 2005
Sales to external customers	$18,199	$2,683	$—	$20,882
Depreciation and amortization	7	210	95	312
Income (loss) from operations	2,476	957	(2,556)	877

(1)          Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended June 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$23,503	100.0%	$18,199	100.0%
Cost of sales	18,094	77.0	14,520	79.8
Gross margin	$5,409	23.0%	$3,679	20.2%

AMI Division
Revenues	$3,398	100.0%	$2,683	100.0%
Cost of sales	492	14.5	312	11.6
Gross margin	$2,906	85.5%	$2,371	88.4%

(1) Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Order processing fees	$2,533	$1,575
Transaction fees	16,757	13,119
Sell-through fees	3,961	3,260
Communication fees	188	216
Other	3,462	2,712
	$26,901	$20,882

During the three-month periods ended June 30, 2006 and 2005, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended June 30,
	2006	2005
Program Supplier 1	17%	15%
Program Supplier 2	16%	—
Program Supplier 3	15%	27%
Program Supplier 4	14%	15%
Program Supplier 5	10%	—

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the quarters ended June 30, 2006 or 2005. Although management does not believe that the relationships with the significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the quarters ended June 30, 2006 or 2005.

Note 4.  Stock-Based Compensation

Adoption of SFAS No. 123R
Effective April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. Prior to April 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” See also “Critical Accounting Policies and Estimates” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods as follows (in thousands, except per share amounts):

Three Months Ended June 30,	2005
Net income, as reported	$655
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(198)
Net income, pro forma	$457

Net income per share – basic, as reported	$0.06

Net income per share – basic, pro forma	$0.04

Net income per share – diluted, as reported	$0.06

Net income per share – diluted, pro forma	$0.04

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Three Months Ended June 30,	2006	2005
Weighted average grant-date per share fair value of share options granted	$—	$7.26
Total intrinsic value of share options exercised	124	34
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	178	—
Tax benefit recognized in statement of operations	24	—
Cash received from options exercised and shares purchased under all share-based arrangements	149	22
Tax deduction realized related to stock options exercised	48	13

No stock-based compensation was capitalized as a part of an asset during the three months ended June 30, 2006.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended June 30,	2005
Risk-free interest rate	4.16%
Expected dividend yield	0.0%
Expected term	6.39 years
Expected volatility	70.08%
Discount for post vesting restrictions	0.0%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted is calculated based on our historical volatility over the prior seven year period. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend rate is 0%.

Effective June 15, 2006, our Board of Directors (the “Board”), upon recommendation of the Compensation Committee of the Board, approved the grant of 9,000 deferred stock units (“DSUs”) to each of our five non-employee directors in lieu of the annual grants of stock options that had been in place under the 1997 Equity Participation Plan. The DSUs represent the right to receive an equal number of shares of our Common Stock pursuant to the terms and conditions of our 2005 Stock Incentive Plan on a deferred basis in compliance with the terms of Section 409A of the Internal Revenue Code, as amended. The awards of DSUs will vest in full on June 15, 2007, provided that the recipient continues to be a non-employee director on that date, and provided further that the DSUs will fully vest upon termination of the recipient’s service on the Board due to death or disability or a change in control of Rentrak Corporation before that date. The awards of DSUs will be payable following the recipient’s ceasing to be a director.

Compensation expense related to DSUs is calculated based on the fair value on the date of grant as if the stock was vested. We recorded an expense of $19,000 during the three-month period ended June 30, 2006 and deferred the remaining compensation of $433,000, which will be recognized over the remaining vesting period for these awards.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award, which is the requisite service period. We have not reduced the unvested options as of April 1, 2006 for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested options are held by members of senior management and the Board of Directors.

Shares to be issued under stock-based awards will come from authorized but unissued shares.

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in the first quarter of fiscal 2007 (in thousands, except per share amounts):

	As reported	Pro Forma without effects of applying SFAS No. 123R
Income before income taxes	$2,712	$2,890
Net income	1,588	1,745
Cash flow from operating activities	825	825
Cash flow from financing activities	(1,386)	(1,386)
Basic earnings per share	0.15	0.16
Diluted earnings per share	0.14	0.16

Stock Incentive Plan

The Rentrak Corporation 2005 Stock Incentive Plan (the “2005 Plan”) replaced the 1997 Non-Officer Employee Stock Option Plan and the 1997 Equity Participation Plan (the “Prior Plans”).

Under the 2005 Plan, we may grant incentive or nonqualified stock options, stock appreciation rights, restricted stock or units with time-based vesting, performance shares with vesting tied to performance goals and other equity-based awards to eligible participants, including our officers, other key employees, our non-employee directors and certain consultants. Up to a total of 1.0 million shares of our common stock may be issued pursuant to awards granted under the 2005 Plan, subject to adjustment for changes in capitalization. In addition, shares covered by outstanding stock options under the Prior Plans that are cancelled, terminate or otherwise expire without being exercised become available for grants of new awards under the 2005 Plan.

Our option plans are administered by the Compensation Committee of our Board, which determines the terms and conditions of options issued under the plans. Generally, options granted under the plans vest over periods of one to four years and expire ten years after the date of grant.

As of June 30, 2006, awards covering 848,500 shares of our common stock remained available for grant under our 2005 Plan and 2,397,924 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Stock option activity for the three-month period ended June 30, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2006	1,574,798	$6.17
Granted	—	—
Exercised	(24,874)	6.00
Forfeited	(500)	3.99
Outstanding at June 30, 2006	1,549,424	6.18

Certain information regarding options outstanding as of June 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,549,424	1,290,744
Weighted average exercise price	$6.18	$5.62
Aggregate intrinsic value	$5.9 million	$5.6 million
Weighted average remaining contractual term	4.9 years	4.5 years

Deferred stock unit activity for the three-month period ended June 30, 2006 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	—	—
Granted	45,000	$10.04
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2006	45,000	10.04

As of June 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and DSUs was $1.7 million, which will be recognized over the weighted average remaining vesting period of 3.5 years.

Note 5.  Related Party Transactions

On January 25, 2005, we entered into a consulting agreement with Mr. F. Kim Cox, our former President and Secretary, whereby he is assisting us with strategic planning and product development issues.  Pursuant to the agreement, we pay Mr. Cox $25,000 per month from February 2005 through March 2007.  We paid Mr. Cox a total of $75,000 pursuant to this agreement in the quarter ended June 30, 2006.

Note 6.  Repurchase of Shares

During the first quarter of fiscal 2007, we repurchased a total of 153,000 shares of our common stock at an average price of $10.03 per share, which totaled $1.5 million. The stock repurchase plan, approved by our Board of Directors in January 2006, authorized the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. At June 30, 2006, 847,000 shares remained available for repurchase under this plan.

Note 7.  Renovation of Corporate Headquarter Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarter office renovations, we will receive cash-based rent incentives of up to $0.9 million from the lessor based on our qualified expenditures. These amounts will be amortized against rental expense over the term of the lease, which begins January 1, 2007. Based on our expenditures to date, we have recorded a receivable of $396,000 as of June 30, 2006 as a component of other current assets. See also “Critical Accounting Policies and Estimates” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, in June 2006, we received commitments for conditional loans from the State of Oregon and the City of Portland for funding in the amounts of $690,000 and $200,000, respectively. The loans contain provisions relating to forgiveness if we meet certain requirements. Additionally, we received a commitment for a conditional grant from the City of Portland for $58,000. These funds are being used to pay for leasehold improvements associated with our corporate headquarters and were provided to us as an incentive to maintain our corporate headquarters in Portland, Oregon rather than relocating to another state. On August 1, 2006, we received $200,000 from the State of Oregon. We expect to receive the remaining funds associated with these arrangements over the next few months as portions of our renovations are completed.

Note 8.  New Accounting Pronouncement

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

Note 9.  Subsequent Events

Repurchase of Common Stock

We repurchased a total of 40,500 shares of our common stock after the end of the first quarter of fiscal 2007 through July 31, 2006, for a total of $414,000, in accordance with the provisions of the approved stock repurchase plan (see Note 6 of the Notes to the Condensed Consolidated Financial Statements). Following these repurchases, 806,500 shares remained available for purchase under the stock repurchase plan.

Receipt of Funds from State of Oregon

On August 1, 2006, we received $200,000 from the State of Oregon related to our corporate headquarter office renovations. See Note 7 for additional details.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats subject to company guarantees; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming or video game publishers (“Program Suppliers”) and new technology; the continued availability of digital videodiscs (“DVDs”), video games and videocassettes (“Cassettes”) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and non-renewal of our line of credit. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 12, 2006. These risk factors have not significantly changed since the filing of the fiscal 2006 Form 10-K.

Business Trends

Our corporate structure includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, cassettes, video games, etc.) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis.  We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers.  Retailers then share a portion of each retail rental transaction with us and the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services which are no longer in the development stage, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results to our suppliers under established agreements on a fee for service basis.

The PPT Division
The financial results from the PPT Division continue to be affected by the changing dynamics in the home video and game rental market. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, ordering product direct via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the unit directly or selecting an at-home “pay-per-view” option. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases.  Most of our arrangements are structured so that most Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering all Units offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Retailers’ revenue and the corresponding share with the studios have increased. These programs are, in part, an economic response to the changing dynamics of the home video rental market.  We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong and we are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined DVD/VHS revenue sharing program with one of the world’s largest studios that has resulted in their becoming one of our largest Program Suppliers representing 15% and 27% of our total revenues in the first quarter of fiscal 2007 and fiscal 2006, respectively. Also, in November 2005, based on our successful involvement with another major studio in Canada, we entered into a revenue sharing agreement which extends product offerings to Participating Retailers in the United States. This agreement was effective for titles released beginning in January 2006. This will allow our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years. Additional Program Suppliers represented 17%, 16%, 14% and 10% of our total revenues in the first quarter of fiscal 2007. As a result, our product mix was evenly spread among five major Program Suppliers. However, as is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions
We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business intelligence service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 34.2% during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

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

•                  revenues from Box Office Essentials™;

•                  revenues from Home Video Essentials™;

•                  revenues from Supply Chain Essentials™;

•                  revenues from OnDemand Essentials™; and

•                  revenues from Retail Essentials™.

Other Division

•                  revenue relating to other products and/or services which are still in the development stage, including AdTracker™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies.

Results of Operations

	Three Months Ended June 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT Division	$23,503	87.4%	$18,199	87.2%
AMI Division	3,398	12.6	2,683	12.8
	26,901	100.0	20,882	100.0
Operating expenses:
Cost of sales	18,586	69.1	14,832	71.0
Selling and administrative	5,956	22.1	5,173	24.8
	24,542	91.2	20,005	95.8
Income from operations	2,359	8.8	877	4.2
Other income (expense):
Interest income	354	1.3	156	0.7
Interest expense	(1)	—	(1)	—
	353	1.3	155	0.7
Income before income tax provision	2,712	10.1	1,032	4.9
Income tax provision	1,124	4.2	377	1.8
Net income	$1,588	5.9%	$655	3.1%

(1) Percentages may not add due to rounding.

Certain results of operations information by segment is as follows (dollars in thousands):

	Three Months Ended June 30, (1)
	2006		2005
	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$23,503	100.0%	$18,199	100.0%
Cost of sales	18,094	77.0	14,520	79.8
Gross margin	$5,409	23.0%	$3,679	20.2%

AMI Division
Revenues	$3,398	100.0%	$2,683	100.0%
Cost of sales	492	14.5	312	11.6
Gross margin	$2,906	85.5%	$2,371	88.4%

(1) Percentages may not add due to rounding.

Revenue

Revenue increased $6.0 million, or 28.8%, to $26.9 million in the first quarter of fiscal 2007 compared to $20.9 million in the first quarter of fiscal 2006. The increase in revenue was primarily due to increased order processing fees, transaction fees, sell-through fees and increases in our AMI Division revenues as described more fully below.

PPT Division
PPT Division revenues increased $5.3 million, or 29.1%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 as a result of improvements in most service lines as detailed below (in thousands):

Three Months Ended June 30,	2006	2005
Order processing fees	$2,533	$1,575
Transaction fees	16,757	13,119
Sell-through fees	3,961	3,260
Communication fees	188	216
Other	64	29
	$23,503	$18,199

Order processing fees increased $1.0 million, or 60.8%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to two new output programs with major suppliers, which went into effect in January and March 2006, as well as increased volumes and quality of content from some of our existing Program Suppliers. The terms of these new programs, and their utilization by our Participating Retailers, resulted in higher order processing fees per Unit in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. These fees increased to $1.35 per Unit in the first quarter of fiscal 2007, compared to $1.08 per Unit in the first quarter of fiscal 2006, resulting in an increase of $0.5 million in revenues. In addition, the number of Units shipped increased by 26% to 1.9 million Units during the first quarter of fiscal 2007 compared to 1.5 million Units in the first quarter of fiscal 2006, which also contributed to an approximately $0.5 million increase in revenue.

Transaction fees increased $3.6 million, or 27.7%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase was primarily due to increased transactions related to output programs that began during the last quarter of fiscal 2006 as discussed above. Rental transactions at our Participating Retailers increased 33% while the rate per transaction remained relatively flat with the prior fiscal year’s first quarter.

Sell-through fees increased $0.7 million, or 21.5%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase was primarily due to higher volumes of product available for sale to our Participating Retailers.

AMI Division

Revenues from our AMI division increased $0.7 million, or 26.6%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Our Essentials™ business intelligence service offerings, which include those services that management considers fully operational and no longer in significant stages of development, saw revenue increases of $0.4 million, or 34.2%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and marketing of, these offerings. During the first quarter of 2007, Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division as these lines were considered to be no longer in the development stage.

DRS revenues increased $0.3 million, or 19.8%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to an overall increase in the number of transactions processed by us.

Other Division

We did not have any revenues from our Other Division in the first quarter of fiscal 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during this quarter. Accordingly, revenue related to these products in the first quarter of fiscal 2006 was reclassified to the AMI Division for comparison purposes.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs and costs associated with certain Essentials™ business intelligence service offerings. These expenditures represent the direct costs to produce revenues. Order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. A portion of the Essentials™ business intelligence service offerings costs represent costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

Cost of sales increased $3.8 million, or 25.3%, to $18.6 million in the first quarter of fiscal 2007 compared to $14.8 million in the first quarter of fiscal 2006.  Cost of sales as a percentage of revenue was 69.1% in the first quarter of fiscal 2007 compared to 71.0% in the first quarter of fiscal 2006. The increase in cost of sales was primarily due to the increase in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to higher revenue over which to spread fixed costs, as well as a higher number of transactions which did not include guarantees. In the first quarter of fiscal 2006, we experienced more volume from agreements which included minimum rental guarantees. We recognized the revenues and corresponding costs on the street (release) date in accordance with SOP 00-2, which lowered margins in the first quarter of fiscal 2006.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, stock-based compensation, as well as other general corporate expenses.

Selling and administrative expenses increased $0.8 million, or 15.1%, to $6.0 million in the first quarter of fiscal 2007 compared to $5.2 million in the first quarter of fiscal 2006.

The increase in selling and administrative expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to expansion of our existing and new lines of business. In addition, the first quarter of fiscal 2007 includes $178,000 of stock-based compensation expense related to the implementation of SFAS No. 123R compared to none in the first quarter of fiscal 2006 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).  As a percentage of revenues, selling and administrative expenses were 22.1% for the first quarter of fiscal 2007 compared to 24.8% for the first quarter of fiscal 2006, primarily due to increased revenues over which to spread fixed costs.

Interest Income

Interest income was $354,000 and $156,000 in the first quarter of fiscal 2007 and 2006, respectively. The increase in interest income primarily relates to higher interest rates and higher average cash and investment balances in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Our average combined cash and investment balance was $29.0 million and $22.0 million for the first quarter of fiscal 2007 and 2006, respectively.

Income Taxes

Our effective tax rate was 41.5% and 36.5% in the first quarter of fiscal 2007 and 2006, respectively.   Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 36.5% effective rate in the first quarter of fiscal 2006 benefited from the utilization of net operating loss carryforwards and capital loss carryforwards, most of which were fully utilized by March 31, 2006.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least June 30, 2007.

Cash and cash equivalents decreased $8.8 million to $6.9 million at June 30, 2006 compared to $15.7 million at March 31, 2006. This decrease resulted primarily from the use of $7.3 million for the purchase of marketable securities, $1.1 million for the purchase of property and equipment and $1.5 million for the repurchase of our common stock, partially offset by $0.8 million provided by operations. Our current ratio was 2.8:1.0 at June 30, 2006 and 2.6:1.0 at March 31, 2006.

Accounts receivable, net of allowances, increased $0.3 million to $18.6 million at June 30, 2006 compared to $18.3 million at March 31, 2006, due primarily to higher revenues during the month of June 2006 compared to the month of March 2006 resulting from higher rental and sales transactions at our Participating Retailers.

Other current assets increased $0.1 million to $0.7 million at June 30, 2006 compared to $0.6 million at March 31, 2006, due primarily to the recording of a $0.4 million receivable related to amounts due to us from the lessor of our corporate headquarters for our qualified renovation expenditures, offset by payments received on a note receivable. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

During the first quarter of fiscal 2007, we spent $1.1 million on property and equipment, including $0.3 million for the capitalization of internally developed software for our business intelligence service offerings. The remaining expenditures were primarily for new accounting software and costs associated with our corporate headquarter office renovations. We anticipate spending a total of approximately $3.6 million on property and equipment in fiscal 2007, including approximately $1.6 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2007 will be primarily for new computer equipment, accounting software and leasehold improvements associated with our corporate headquarter office renovation. We are expecting to receive reimbursements from our landlord, the state of Oregon and the Portland Development Commission to offset these expenditures.  See also Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Accounts payable decreased $1.1 million to $14.4 million at June 30, 2006 compared to $15.5 million at March 31, 2006 primarily due to the timing of Program Supplier and other vendor payments.

Deferred rent, current and long-term, of $0.4 million at June 30, 2006 represents amounts paid for qualified renovations on our corporate headquarters. The deferred rent will be amortized against rent expense over the term of the related lease. See also Note 7 of Notes to Condensed Consolidated Financial Statements and Critical Accounting Policies and Estimates.

Accrued compensation decreased $0.6 million to $0.8 million at June 30, 2006 compared to $1.4 million at March 31, 2006 primarily due to payment during the first quarter of fiscal 2007 for bonuses that were accrued as of March 31, 2006.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1,000,000 shares of our common stock. Through June 30, 2006, 153,000 shares had been repurchased under this plan at an average price of $10.03 per share and 847,000 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2006.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.  Based upon the financial results reported as of, and for the quarter ended June 30, 2006, we determined that we were in compliance with the financial covenants at June 30, 2006.  At June 30, 2006, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

Except for the addition of the critical accounting policies for landlord incentives and stock-based compensation described below, we reaffirm the critical accounting policies and estimates as reported in our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 12, 2006.

Landlord Incentives

We maintain our headquarters in Portland, Oregon where we lease 48,800 square feet of office space.  On December 2, 2005, we renewed our current lease. The new lease term begins on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we expect to renovate our headquarter offices and will expand our occupancy to approximately 55,500 square feet.  Our new lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements. These landlord incentives are recorded as deferred rent and will be amortized as reductions to lease expense over the lease term. The leasehold improvements are recorded as assets and are included in Property and Equipment on the balance sheet. Once the renovations are complete, the leasehold improvements will be depreciated over their economic lives, which are estimated to be 10 years.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options and deferred stock units based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which we had used historically for the purpose of providing pro forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates quarterly and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 12, 2006.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 12, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock in open market transactions pursuant to our previously-announced repurchase program during the first quarter of fiscal 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	—	—	—	1,000,000
May 1 to May 31	4,000	$11.15	4,000	996,000
June 1 to June 30	149,000	$10.00	149,000	847,000
Total	153,000	$10.03	153,000	847,000

The stock repurchase plan, which was approved by our Board of Directors in January 2006 for a total of 1.0 million shares, does not have an expiration date.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer