Form 10-Q
period 2006-09-30
RENTRAK CORP
filed 2006-11-09
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,562,432
(Class)	(Outstanding at November 1, 2006)

RENTRAK CORPORATION
FORM 10-Q
INDEX

Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30,	March 31,
	2006	2006 (1)
Assets
Current Assets:
Cash and cash equivalents	$7,714	$15,666
Marketable securities	22,089	14,832
Accounts receivable, net of allowances for doubtful accounts of $447 and $461	14,720	18,314
Note receivable	451	—
Advances to program suppliers, net of program supplier reserves of $18 and $32	87	225
Income tax receivable and prepaid taxes	48	—
Deferred income tax assets	107	110
Landlord receivable	415	—
Other current assets	689	607
Total Current Assets	46,320	49,754

Property and Equipment, net of accumulated depreciation of $5,443 and $5,876	5,126	3,623
Deferred Income Tax Assets	417	312
Other Assets	622	639
Total Assets	$52,485	$54,328

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,395	$15,493
Taxes payable	903	972
Accrued liabilities	548	532
Deferred rent, current portion	20	—
Accrued compensation	885	1,366
Deferred revenue	502	484
Total Current Liabilities	13,253	18,847

Deferred rent, long-term portion	791	—
Notes payable	598	—

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,558 and 10,697	11	11
Capital in excess of par value	46,912	48,069
Accumulated other comprehensive income	181	181
Accumulated deficit	(9,261)	(12,780)
Total Stockholders’ Equity	37,843	35,481
Total Liabilities and Stockholders’ Equity	$52,485	$54,328

(1)             Derived from our March 31, 2006 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

Revenue	$24,083	$20,164	$50,984	$41,046

Operating expenses:
Cost of sales	15,561	13,518	34,147	28,350
Selling and administrative	5,833	5,161	11,789	10,333
	21,394	18,679	45,936	38,683
Income from operations	2,689	1,485	5,048	2,363

Other income (expense):
Interest income	341	254	695	410
Interest expense	(1)	(1)	(2)	(2)
	340	253	693	408

Income before income taxes	3,029	1,738	5,741	2,771
Provision for income taxes	1,098	634	2,222	1,011
Net income	$1,931	$1,104	$3,519	$1,760

Basic net income per share	$0.18	$0.10	$0.33	$0.17

Diluted net income per share	$0.17	$0.10	$0.32	$0.16

Shares used in per share calculations:
Basic	10,553	10,551	10,617	10,550
Diluted	11,102	11,061	11,129	11,080

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$3,519	$1,760
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock option exercises	154	43
Depreciation and amortization	822	815
Loss on disposal of fixed assets	33	—
Adjustment to allowance for doubtful accounts	(14)	(133)
Stock-based compensation	458	—
Deferred income taxes	(102)	968
(Increase) decrease in:
Accounts receivable	3,608	1,858
Notes receivable issued to customers	(451)	—
Advances to program suppliers	138	993
Landlord receivable	(415)	—
Income taxes receivable and prepaid taxes	(48)	124
Other assets	(258)	6
Increase (decrease) in:
Accounts payable	(5,098)	(3,246)
Accrued liabilities and compensation	(534)	(209)
Deferred rent	811	—
Deferred revenue and other liabilities	18	88
Net cash provided by operating activities	2,641	3,067

Cash flows from investing activities:
Purchase of marketable securities	(7,257)	(14,813)
Purchase of property and equipment	(2,348)	(1,001)
Note receivable payments received	183	252
Net cash used in investing activities	(9,422)	(15,562)

Cash flows from financing activities:
Payments on capital lease obligations	—	(24)
Proceeds from notes payable	598	—
Issuance of common stock	179	75
Repurchase of common stock	(1,948)	—
Note receivable, related party	—	753
Net cash provided by (used in) financing activities	(1,171)	804

Decrease in cash and cash equivalents	(7,952)	(11,691)

Cash and cash equivalents:
Beginning of year	15,666	21,983
End of period	$7,714	$10,292

Supplemental cash flow information:
Cash paid during the period for interest	$—	$2
Cash paid during the period for income taxes, net	2,285	110

Supplemental non-cash information
Common stock withheld in payment of exercise price for stock options	$238	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

				Cumulative
			Capital	Other		Total
	Common Stock		In Excess	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	of Par Value	Income	Deficit	Equity
Balance at March 31, 2004	9,739,537	$9	$41,094	$181	$(22,489)	$18,795

Net income	—	—	—	—	5,243	5,243
Common stock issued pursuant to stock plans	522,557	1	2,394	—	—	2,395
Common stock used to pay for option exercises	(25,381)	—	(270)	—	—	(270)
Issuance of common stock	308,200	—	2,774	—	—	2,774
Income tax benefit from stock option exercises	—	—	996	—	—	996
Balance at March 31, 2005	10,544,913	10	46,988	181	(17,246)	29,933

Net income	—	—	—	—	4,466	4,466
Common stock issued pursuant to stock plans	152,423	1	707	—	—	708
Fair value of options granted to non-employee	—	—	219	—	—	219
Income tax benefit from stock option exercises	—	—	155	—	—	155
Balance at March 31, 2006	10,697,336	11	48,069	181	(12,780)	35,481

Net income	—	—	—	—	3,519	3,519
Common stock issued pursuant to stock plans	54,189	—	179	—	—	179
Deferred stock units granted to Board of Directors	—	—	132	—	—	132
Stock-based compensation expense	—	—	326	—	—	326
Common stock repurchased	(193,500)	—	(1,948)	—	—	(1,948)
Income tax benefit from stock option exercises	—	—	154	—	—	154
Balance at September 30, 2006	10,558,025	$11	$46,912	$181	$(9,261)	$37,843

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2006 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows.

Note 2.  Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2006	2005	2006	2005
Basic EPS:
Weighted average number of shares of common stock outstanding	10,553	10,551	10,617	10,550
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	549	510	512	530
	11,102	11,061	11,129	11,080
Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	25	227	25	217

Note 3.  Business Segments, Significant Suppliers and Major Customers

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

We did not have any revenues from our Other Division in the first two quarters of fiscal 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in the first two quarters of fiscal 2006 was reclassified to the AMI Division for comparison purposes.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2006
Sales to external customers	$20,172	$3,911	$-	$24,083
Depreciation and amortization	11	334	71	416
Income (loss) from operations	3,804	1,651	(2,766)	2,689

Three Months Ended September 30, 2005
Sales to external customers	$17,442	$2,722	$-	$20,164
Depreciation and amortization	5	413	85	503
Income (loss) from operations	3,125	680	(2,320)	1,485

Six Months Ended September 30, 2006
Sales to external customers	$43,675	$7,309	$-	$50,984
Depreciation and amortization	23	652	147	822
Income (loss) from operations	7,703	2,915	(5,570)	5,048

Six Months Ended September 30, 2005
Sales to external customers	$35,641	$5,405	$-	$41,046
Depreciation and amortization	20	622	173	815
Income (loss) from operations	5,602	1,637	(4,876)	2,363

(1)          Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended September 30, (1)
	2006		2005
		% of		% of
(Dollars in thousands)	Dollars	revenues	Dollars	revenues
PPT Division
Revenues	$20,172	100.0%	$17,442	100.0%
Cost of sales	14,974	74.2	13,037	74.7
Gross margin	$5,198	25.8%	$4,405	25.3%

AMI Division
Revenues	$3,911	100.0%	$2,722	100.0%
Cost of sales	587	15.0	481	17.7
Gross margin	$3,324	85.0%	$2,241	82.3%

	Six Months Ended September 30, (1)
	2006		2005
		% of		% of
(Dollars in thousands)	Dollars	revenues	Dollars	revenues
PPT Division
Revenues	$43,675	100.0%	$35,641	100.0%
Cost of sales	33,068	75.7	27,557	77.3
Gross margin	$10,607	24.3%	$8,084	22.7%

AMI Division
Revenues	$7,309	100.0%	$5,405	100.0%
Cost of sales	1,079	14.8	793	14.7
Gross margin	$6,230	85.2%	$4,612	85.3%

(1) Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2006	2005	2006	2005
Order processing fees	$1,700	$1,391	$4,233	$2,966
Transaction fees	14,364	12,544	31,121	25,662
Sell-through fees	3,923	3,262	7,884	6,522
Other	4,096	2,967	7,746	5,896
	$24,083	$20,164	$50,984	$41,046

During the three and six-month periods ended September 30, 2006 and 2005, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2006	2005	2006	2005
Program Supplier 1	20%	25%	17%	26%
Program Supplier 2	17%	n/a	17%	n/a
Program Supplier 3	13%	13%	15%	14%
Program Supplier 4	12%	n/a	11%	n/a
Program Supplier 5	10%	19%	12%	17%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three and six-month periods ended September 30, 2006 or 2005. Although management does not believe that the relationships with the significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the three and six-month periods ended September 30, 2006 or 2005.

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

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net income, as reported	$1,104	$1,760
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(199)	(397)
Net income, pro forma	$905	$1,363
Net income per share — basic, as reported	$0.10	$0.17
Net income per share — basic, pro forma	$0.09	$0.13
Net income per share — diluted, as reported	$0.10	$0.16
Net income per share — diluted, pro forma	$0.08	$0.12

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2006	2005	2006	2005
Weighted average grant-date per share fair value of share options granted	$-	$-	$-	$7.26
Total intrinsic value of share options exercised	300	82	424	116
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	148	-	326	-
Tax benefit recognized in statement of operations	28	-	52	-
Cash received from options exercised and shares purchased under all share-based arrangements	30	14	179	24
Tax deduction realized related to stock options exercised	108	30	154	43

No stock-based compensation was capitalized as a part of an asset during the three or six months ended September 30, 2006.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended September 30, 2005
Risk-free interest rate	4.16%
Expected dividend yield	0.0%
Expected term	6.39 years
Expected volatility	70.08%
Discount for post vesting restrictions	0.0%

There were no options granted in the three or six-month periods ended September 30, 2006.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Prior to the adoption of SFAS No. 123R, the expected term was estimated based on historical experience. Under SFAS No. 123R, our option pricing model will utilize the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted is calculated based on our historical volatility over the prior seven year period. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend rate is 0%.

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

Compensation expense related to DSUs, which totaled $452,000, was calculated based on the fair value on the date of grant as if the stock was vested. We recorded an expense of $113,000 and $132,000, respectively, during the three and six-month periods ended September 30, 2006, with the remaining $320,000 of related compensation to be recognized over the remaining vesting period for these awards at the rate of approximately $113,000 per quarter through June 15, 2007.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award, which is the requisite service period. We have not reduced the stock-based compensation for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested options are held by members of senior management and the non-employee Directors.

Shares to be issued under stock-based awards will come from authorized but unissued shares.

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in the three and six-month periods ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006		Six Months Ended September 30, 2006
	As reported	If reported following APB 25	As reported	If reported following APB 25
Income before income taxes	$3,029	$3,177	$5,741	$6,067
Net income	1,931	2,033	3,519	3,778
Cash flow from operating activities	1,816	1,816	2,641	2,641
Cash flow from financing activities	214	214	(1,171)	(1,171)
Basic earnings per share	0.18	0.19	0.33	0.36
Diluted earnings per share	0.17	0.18	0.32	0.34

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

As of September 30, 2006, awards covering 848,500 shares of our common stock remained available for grant under our 2005 Plan and 2,347,866 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Stock option activity for the six-month period ended September 30, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2006	1,574,798	$6.17
Granted	-	-
Exercised	(74,932)	5.56
Forfeited	(500)	3.99
Outstanding at September 30, 2006	1,499,366	6.22

During the six months ended September 30, 2006, 20,743 shares of common stock with a market value of approximately $238,000 were withheld in payment of the exercise price for stock options.

Certain information regarding options outstanding as of September 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,499,366	1,263,491
Weighted average exercise price	$6.22	$5.65
Aggregate intrinsic value	$9.3 million	$7.1 million
Weighted average remaining contractual term	4.9 years	4.5 years

Deferred stock unit activity for the six-month period ended September 30, 2006 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	-	-
Granted	45,000	$10.04
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2006	45,000	10.04

As of September 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and DSUs was $1.4 million, which will be recognized over the weighted average remaining vesting period of 3.25 years.

Note 5.  Related Party Transactions

On January 25, 2005, we entered into a consulting agreement with F. Kim Cox, our former President and Secretary, whereby he is assisting us with strategic planning and product development issues.  Pursuant to the agreement, we pay Mr. Cox $25,000 per month from February 2005 through March 2007.  We paid Mr. Cox a total of $75,000 and $150,000, respectively, pursuant to this agreement in the three and six-month periods ended September 30, 2006 and 2005.

Note 6.   Repurchase of Shares

During the first six months of fiscal 2007, we repurchased a total of 193,500 shares of our common stock at an average price of $10.07 per share, which totaled $1.9 million. The stock repurchase plan, approved by our Board of Directors in January 2006, authorized the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. At September 30, 2006, 806,500 shares remained available for repurchase under this plan.

Note 7.  Renovation of Corporate Headquarter Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarter office renovations, we will receive cash-based rent incentives of up to $0.9 million from the lessor based on our qualified expenditures. These amounts will be amortized against rental expense over the term of the lease, which begins January 1, 2007. Based on our expenditures to date less reimbursements previously received, we have recorded a landlord receivable of $415,000 as of September 30, 2006. See also “Critical Accounting Policies and Estimates” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, in June 2006, we received commitments for conditional loans from the State of Oregon and the Portland Development Commission (“PDC”) for funding in the amounts of $200,000 and $690,000, respectively. The loans contain provisions relating to forgiveness if we meet certain requirements. Additionally, we received a commitment for a conditional grant from the PDC for $58,000. These funds are being used to pay for leasehold improvements associated with our corporate headquarters and were provided to us as an incentive to maintain our corporate headquarters in Portland, Oregon rather than relocating to another state. Through September 30, 2006, we received $598,000 from these agencies and have recorded this amount as Notes Payable on our balance sheet. We expect to receive the remaining funds associated with these arrangements over the next few months as portions of our renovations are completed.

Note 8. Disposal of Assets

During the second quarter of fiscal 2007, we retired and/or disposed of fixed assets which were being replaced by new assets associated with our renovations (see Note 7). The gross value of the assets was $1.3 million; however, since most of these assets were fully depreciated, the amount of the loss associated with the disposals was approximately $33,000 and was included as a component of selling and administrative expense.

Note 9.  New Accounting Pronouncements

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 will not have any effect on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We believe that the implementation of SAB No. 108 will not have any effect on our financial position or results of operations.

FASB Staff Position No. AUG AIR-1

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits accruing for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual and interim periods. This Staff Position is effective for fiscal years beginning after December 15, 2006 and must be retrospectively applied. We do not accrue for such costs in annual or interim periods and, accordingly, the adoption of this Staff Position will not have any effect on our financial position or results of operations.

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

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

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services which are no longer in the development stage, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results to our suppliers under established agreements on a fee for service basis.  During the first quarter of fiscal 2007, Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division as these lines were considered to be no longer in the development stage.

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

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined DVD/VHS revenue sharing program with one of the world’s largest studios that has resulted in their becoming one of our largest Program Suppliers representing 17% and 26% of our total revenues, respectively, in the six-month periods ended September 30, 2006 and 2005. Also, in November 2005, based on our successful involvement with another major studio in Canada, we entered into a revenue sharing agreement which extends product offerings to Participating Retailers in the United States. This agreement was effective for titles released beginning in January 2006. This will allow our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years. Additional Program Suppliers represented 17%, 15%, 12% and 11% of our total revenues in the six-month period ended September 30, 2006. As a result, our product mix was evenly spread among five major Program Suppliers (see Note 3 of Notes to Condensed Consolidated Financial Statements). However, as is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business intelligence service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 33% during the six-month period ended September 30, 2006 compared to the same period of the prior fiscal year. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

Sources of Revenue

Revenue by segment includes the following:

PPT Division

•                  order processing fees generated when Units are ordered by and distributed to retailers;

•                  transaction fees generated when retailers rent Units to consumers; additionally, certain arrangements include guaranteed minimum revenues from our customers. We recognize the guaranteed minimum revenue on the street (release) date in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films,” (“SOP 00-2”) provided all other revenue recognition criteria are met;

•                  sell-through fees generated when retailers sell previously-viewed rental Units to consumers; and

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

•                  revenues from Box Office Essentials™;

•                  revenues from Home Video Essentials™;

•                  revenues from Supply Chain Essentials™;

•                  revenues from OnDemand Essentials™; and

•                  revenues from Retail Essentials™.

Other Division

•                  revenue relating to other products and/or services which are still in the development stage, including AdTraker™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies.

Results of Operations

	Three Months Ended September 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$20,172	83.8%	$17,442	86.5%
AMI	3,911	16.2	2,722	13.5
	24,083	100.0	20,164	100.0
Operating expenses:
Cost of sales	15,561	64.6	13,518	67.0
Selling and administrative	5,833	24.2	5,161	25.6
	21,394	88.8	18,679	92.6
Income from operations	2,689	11.2	1,485	7.4
Other income (expense):
Interest income	341	1.4	254	1.3
Interest expense	(1)	—	(1)	—
	340	1.4	253	1.3
Income before income tax provision	3,029	12.6	1,738	8.6
Income tax provision	1,098	4.6	634	3.1
Net income	$1,931	8.0%	$1,104	5.5%

	Six Months Ended September 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$43,675	85.7%	$35,641	86.8%
AMI	7,309	14.3	5,405	13.2
	50,984	100.0	41,046	100.0
Operating expenses:
Cost of sales	34,147	67.0	28,350	69.1
Selling and administrative	11,789	23.1	10,333	25.2
	45,936	90.1	38,683	94.2
Income from operations	5,048	9.9	2,363	5.8
Other income (expense):
Interest income	695	1.4	410	1.0
Interest expense	(2)	—	(2)	—
	693	1.4	408	1.0
Income before income tax provision	5,741	11.3	2,771	6.8
Income tax provision	2,222	4.4	1,011	2.5
Net income	$3,519	6.9%	$1,760	4.3%

(1)             Percentages may not add due to rounding.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2006
Sales to external customers	$20,172	$3,911	$—	$24,083
Depreciation and amortization	11	334	71	416
Income (loss) from operations	3,804	1,651	(2,766)	2,689

Three Months Ended September 30, 2005
Sales to external customers	$17,442	$2,722	$—	$20,164
Depreciation and amortization	5	413	85	503
Income (loss) from operations	3,125	680	(2,320)	1,485

Six Months Ended September 30, 2006
Sales to external customers	$43,675	$7,309	$—	$50,984
Depreciation and amortization	23	652	147	822
Income (loss) from operations	7,703	2,915	(5,570)	5,048

Six Months Ended September 30, 2005
Sales to external customers	$35,641	$5,405	$—	$41,046
Depreciation and amortization	20	622	173	815
Income (loss) from operations	5,602	1,637	(4,876)	2,363

(1)             Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended September 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$20,172	100.0%	$17,442	100.0%
Cost of sales	14,974	74.2	13,037	74.7
Gross margin	$5,198	25.8%	$4,405	25.3%

AMI Division
Revenues	$3,911	100.0%	$2,722	100.0%
Cost of sales	587	15.0	481	17.7
Gross margin	$3,324	85.0%	$2,241	82.3%

	Six Months Ended September 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$43,675	100.0%	$35,641	100.0%
Cost of sales	33,068	75.7	27,557	77.3
Gross margin	$10,607	24.3%	$8,084	22.7%

AMI Division
Revenues	$7,309	100.0%	$5,405	100.0%
Cost of sales	1,079	14.8	793	14.7
Gross margin	$6,230	85.2%	$4,612	85.3%

(1)             Percentages may not add due to rounding.

Revenue

Revenue increased $3.9 million, or 19.4%, to $24.1 million in the three-month period ended September 30, 2006 (the “second quarter of fiscal 2007”) compared to $20.2 million in the three-month period ended September 30, 2005 (the “second quarter of fiscal 2006”). Revenue increased $10.0 million, or 24.2%, to $51.0 million in the six-month period ended September 30, 2006 compared to $41.0 million in the six-month period ended September 30, 2005. We realized increases in revenue across all of our product lines in both the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year.

PPT Division

PPT Division revenues increased $2.7 million, or 15.7%, in the three-month period ended September 30, 2006 compared to the same period of the prior fiscal year and increased $8.0 million, or 22.5%, in the six-month period ended September 30, 2006 compared to the same period of the prior fiscal year as a result of improvements in all of our major service lines as detailed below (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2006	2005	2006	2005
Order processing fees	$1,700	$1,391	$4,233	$2,966
Transaction fees	14,364	12,544	31,121	25,662
Sell-through fees	3,923	3,262	7,884	6,522
Other	185	245	437	491
	$20,172	$17,442	$43,675	$35,641

Order processing fees increased $0.3 million, or 22.2%, and $1.3 million, or 42.7%, respectively, in the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year due partially to two new output programs with major suppliers, which went into effect in January and March 2006, as well as increased volumes and quality of content from some of our existing Program Suppliers. These stronger product offerings resulted in higher order processing fees per Unit in the three and six-month periods ended September 30, 2006 compared with the same periods of the prior fiscal year. These fees increased to $1.22 per Unit and $1.27 per Unit, respectively, in the three and six-month periods ended September 30, 2006 compared to $1.02 per Unit in the comparable periods of the prior fiscal year, resulting in increases of $0.3 million and $0.8 million, respectively, in revenues. In addition, the number of Units shipped increased by 15% to 3.3 million Units during the six-month period ended September 30, 2006 compared to 2.9 million Units in the comparable period of the prior fiscal year, which contributed to a $0.4 million increase in revenue.

Transaction fees increased $1.8 million, or 14.5%, and $5.5 million, or 21.3%, respectively, in the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year primarily due to increased transactions related to output programs that began during the last quarter of fiscal 2006 as discussed above. Rental transactions at our Participating Retailers increased 30% and 31%, respectively, in the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year, while the rate per transaction remained relatively flat in the current fiscal year periods compared with the prior fiscal year periods. A portion of the rental transactions were from arrangements which included minimum guarantees. Since some of the Units were released in the first quarter of fiscal 2007, the corresponding guaranteed revenue was previously recognized in that quarter. Thus, our overall transaction fees revenue increase of 14.5% was not as high as our increased rental transactions of 30% for the second quarter of fiscal 2007.

Sell-through fees increased $0.7 million, or 20.3%, and $1.4 million, or 20.9%, respectively, in the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year primarily due to higher volumes of product available for sale to our Participating Retailers.

AMI Division

Revenues from our AMI division increased $1.2 million, or 43.7%, and $1.9 million, or 35.2%, respectively, in the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year.

Our Essentials™ business intelligence service offerings, which include those services that management considers fully operational and no longer in significant stages of development, saw revenue increases of $0.5 million, or 32%, and $0.9 million, or 33%, in the three and six-month periods ended September 30, 2006, respectively, compared to the same periods of the prior fiscal year. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

DRS revenues increased $0.7 million, or 57.9%, and $1.0 million, or 37.7%, in the three and six-month periods ended September 30, 2006, respectively, compared to the same periods of the prior fiscal year due to increases in the number of transactions processed by us and the addition of new customers.

Other Division

We did not have any revenues from our Other Division in the three and six-month periods ended September 30, 2006 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in the same periods of fiscal 2006 was reclassified to the AMI Division for comparison purposes.

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

Cost of sales increased $2.0 million, or 15.1%, and $5.8 million, or 20.4%, respectively, in the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year.  Cost of sales as a percentage of revenue was 64.6% and 67.0%, respectively, in the three and six-month periods ended September 30, 2006 compared to 67.0% and 69.1%, respectively, in the same periods of the prior fiscal year.

The increases in cost of sales were primarily due to the increases in revenues discussed above. The decreases in cost of sales as a percentage of revenue were primarily due to higher PPT revenue discussed above and an increase in AMI revenue as a percentage of total revenue. Revenue from our AMI Division generates higher gross margins than revenue from our PPT Division. In addition, we had a higher number of transactions which did not include guarantees during the three and six-month periods ended September 30, 2006 than in the corresponding periods of the prior fiscal year. In the first two quarters of fiscal 2006, we experienced more volume from agreements which included minimum rental guarantees. For these agreements, we recognized the revenues and corresponding costs on the street (release) date in accordance with SOP 00-2, which lowered margins in the first two quarters of fiscal 2006.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, stock-based compensation and other general corporate expenses.

Selling and administrative expenses increased $0.6 million, or 13.0%, to $5.8 million in the second quarter of fiscal 2007 compared to $5.2 million in the second quarter of fiscal 2006 and increased $1.5 million, or 14.1%, to $11.8 million in the six-month period ended September 30, 2006 compared to $10.3 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and six-month periods ended September 30, 2006 compared to the same periods of the prior fiscal year were primarily due to increases in compensation and related expenses due to expansion of our existing and new lines of business. In addition, the three and six-month periods ended September 30, 2006 included $148,000 and $326,000, respectively, of stock-based compensation expense related to the implementation of SFAS No. 123R compared to none in the comparable periods of the prior fiscal year. See also Note 4 of Notes to the Condensed Consolidated Financial Statements.

As a percentage of revenues, selling and administrative expenses decreased to 24.2% and 23.1%, respectively, in the three and six-month periods ended September 30, 2006 compared to 25.6% and 25.2%, respectively, for the comparable periods of the prior fiscal year, primarily due to increased revenues over which to spread fixed costs.

Interest Income

Interest income was $341,000 and $695,000, respectively, for the three and six-month periods ended September 30, 2006 compared to $254,000 and $410,000, respectively, for the same periods of the prior fiscal year. The increases in interest income primarily related to higher interest rates and higher average cash and investment balances in the first two quarters of fiscal 2007 compared to the first two quarters of fiscal 2006. The higher interest rates were due to both higher market rates and the investment of our cash in higher-yield investments. Our average combined cash and investment balance was $29.6 million and $22.9 million for the six-month periods ended September 30, 2006 and 2005, respectively.

Income Taxes

Our effective tax rate was 38.7% and 36.5% in the six-month periods ended September 30, 2006 and 2005, respectively. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 36.5% effective rate in the six-month period ended September 30, 2005 benefited from the utilization of net operating loss carryforwards and capital loss carryforwards, most of which were fully utilized by March 31, 2006.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least September 30, 2007.

Cash and cash equivalents decreased $8.0 million to $7.7 million at September 30, 2006 compared to $15.7 million at March 31, 2006. This decrease resulted primarily from the use of $7.3 million for the purchase of marketable securities, $2.3 million for the purchase of property and equipment and $1.9 million for the repurchase of our common stock, partially offset by $2.6 million provided by operations and $0.6 million provided by a note payable. Our current ratio was 3.5:1.0 at September 30, 2006 and 2.6:1.0 at March 31, 2006.

Accounts receivable, net of allowances, decreased $3.6 million to $14.7 million at September 30, 2006 compared to $18.3 million at March 31, 2006, due primarily to lower revenues in the last month of the second quarter of fiscal 2007 compared to the last month of fiscal 2006.

Landlord receivable at September 30, 2006 represents a $0.4 million receivable related to amounts due to us from the lessor of our corporate headquarters for our qualified renovation expenditures. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

During the first two quarters of fiscal 2007, we spent $2.3 million on property and equipment, including $0.5 million for the capitalization of internally developed software for our business intelligence service offerings. The remaining expenditures were primarily for new accounting software and costs associated with our corporate headquarter office renovations. We anticipate spending a total of approximately $3.6 million on property and equipment in fiscal 2007, including approximately $1.6 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2007 will be primarily for new computer equipment, accounting software and leasehold improvements associated with our corporate headquarter office renovation. We are expecting to receive reimbursements from our landlord, the state of Oregon and the Portland Development Commission to offset these expenditures. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

Accounts payable decreased $5.1 million to $10.4 million at September 30, 2006 compared to $15.5 million at March 31, 2006 primarily due to the timing of Program Supplier and other vendor payments.

Deferred rent, current and long-term, of $0.8 million at September 30, 2006 represents amounts paid for qualified renovations on our corporate headquarters. The deferred rent will be amortized against rent expense over the term of the related lease. See also Note 7 of Notes to Condensed Consolidated Financial Statements and Critical Accounting Policies and Estimates.

Accrued compensation decreased $0.5 million to $0.9 million at September 30, 2006 compared to $1.4 million at March 31, 2006 primarily due to payment during the first quarter of fiscal 2007 for bonuses that were accrued as of March 31, 2006.

Notes payable of $0.6 million at September 30, 2006 represents loans from the Portland Development Commission and the State of Oregon related to our corporate headquarters renovations. The loan from the Portland Development Commission of $0.4 million does not bear interest until it becomes due and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning on the date that it becomes due. However, if the loan is forgiven, no interest will accrue. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1,000,000 shares of our common stock. Through September 30, 2006, 193,500 shares had been repurchased under this plan at an average price of $10.07 per share and 806,500 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2006.  Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 2 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly.  Based upon the financial results reported as of, and for the quarter ended September 30, 2006, we determined that we were in compliance with the financial covenants at September 30, 2006. At September 30, 2006, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

Except for the addition of the critical accounting policies for landlord incentives and stock-based compensation described below, we reaffirm the critical accounting policies and estimates as reported in our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 12, 2006.

Landlord Incentives

We maintain our headquarters in Portland, Oregon where we lease 48,800 square feet of office space.  On December 2, 2005, we renewed our current lease. The new lease term begins on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we are in the process of renovating our headquarter offices and will expand our occupancy to approximately 55,500 square feet.  Our new lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements. These landlord incentives are recorded as deferred rent and will be amortized as reductions to lease expense over the lease term. The leasehold improvements are recorded as assets and are included in Property and Equipment on the consolidated balance sheet. Once the renovations are complete, the leasehold improvements will be depreciated over their economic lives, which are estimated to be 10 years.

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

Compensation expense is only recognized on awards that ultimately vest. However, we have not reduced the stock-based compensation for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested options are held by members of senior management and the Board of Directors.  We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures are significant, our results of operations could be materially impacted.

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

PART II — OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock in open market transactions during the second quarter of fiscal 2007 pursuant to our previously-announced repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	40,500	$10.22	40,500	806,500
August 1 to August 30	—	—	—	806,500
September 1 to September 30	—	—	—	806,500
Total	40,500	$10.22	40,500	806,500

The stock repurchase plan, which was approved by our Board of Directors in January 2006 for a total of 1.0 million shares, does not have an expiration date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on August 17, 2006, at which time the shareholders elected six nominees for director to our Board of Directors.

The six directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Judith G. Allen	9,102,813	419,775
Cecil D. Andrus	8,903,820	618,768
George H. Kuper	8,672,397	850,191
Paul A. Rosenbaum	9,046,926	475,662
Ralph R. Shaw	9,113,913	408,675
Stanford C. “Bud” Stoddard	8,822,196	700,392

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Award Agreement for Non-Employee Director Deferred Stock Units.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer