Form 10-Q
period 2006-12-31
RENTRAK CORP
filed 2007-02-09
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,651,657
(Class)	(Outstanding at February 1, 2007)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	March 31,
	2006	2006 (1)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,687	$15,666
Marketable securities	22,102	14,832
Accounts receivable, net of allowances for doubtful accounts of $579 and $461	18,924	18,314
Note receivable	380	—
Advances to program suppliers, net of program supplier reserves of $51 and $32	339	225
Deferred income tax assets	107	110
Other current assets	665	607
Total Current Assets	50,204	49,754

Property and Equipment, net of accumulated depreciation of $5,864 and $5,876	5,200	3,623
Deferred Income Tax Assets	411	312
Other Assets	612	639
Total Assets	$56,427	$54,328

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,812	$15,493
Taxes payable	198	972
Accrued liabilities	780	532
Deferred rent, current portion	90	—
Accrued compensation	1,172	1,366
Deferred revenue	525	484
Total Current Liabilities	15,577	18,847

Deferred rent, long-term portion	807	—
Notes payable	914	—
Total Liabilities	17,298	18,847

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,646 and 10,697	11	11
Capital in excess of par value	47,407	48,069
Accumulated other comprehensive income	103	181
Accumulated deficit	(8,392)	(12,780)
Total Stockholders’ Equity	39,129	35,481
Total Liabilities and Stockholders’ Equity	$56,427	$54,328

(1) Derived from our March 31, 2006 audited consolidated financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005

Revenue	$26,757	$23,957	$77,741	$65,003

Operating expenses:
Cost of sales	19,394	17,014	53,541	45,364
Selling and administrative	6,268	5,454	18,057	15,787
	25,662	22,468	71,598	61,151
Income from operations	1,095	1,489	6,143	3,852

Other income (expense):
Interest income	420	283	1,115	693
Interest expense	(3)	—	(5)	(2)
	417	283	1,110	691

Income before income taxes	1,512	1,772	7,253	4,543
Provision for income taxes	643	646	2,865	1,657
Net income	$869	$1,126	$4,388	$2,886

Basic net income per share	$0.08	$0.11	$0.41	$0.27

Diluted net income per share	$0.08	$0.10	$0.39	$0.26

Shares used in per share calculations:
Basic	10,666	10,567	10,639	10,556
Diluted	11,249	11,054	11,179	11,071

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income	$4,388	$2,886
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock option exercises	393	55
Depreciation and amortization	1,244	1,222
Loss on disposal of fixed assets	37	—
Adjustment to allowance for doubtful accounts	118	(224)
Stock based compensation	668	—
Excess tax benefits from stock-based compensation	(151)	—
Deferred income taxes	(96)	813
(Increase) decrease in:
Accounts receivable	(728)	(1,869)
Notes receivable issued to customers	(380)	—
Advances to program suppliers	(114)	916
Income taxes receivable and prepaid taxes	—	513
Other current assets	(258)	(67)
Increase (decrease) in:
Accounts payable	(2,681)	1,715
Accrued liabilities and compensation	(720)	(206)
Deferred rent	897	—
Deferred revenue and other liabilities	(37)	45
Net cash provided by operating activities	2,580	5,799

Cash flows from investing activities:
Purchases of marketable securities	(7,270)	(14,848)
Purchase of property and equipment	(2,846)	(1,447)
Note receivable payments received	215	372
Net cash used in investing activities	(9,901)	(15,923)

Cash flows from financing activities:
Payments on capital lease obligation	—	(36)
Proceeds from note payable	914	—
Issuance of common stock	225	105
Excess tax benefits from stock-based compensation	151	—
Repurchase of common stock	(1,948)	—
Note receivable, related party	—	753
Net cash (used in) provided by financing activities	(658)	822

Increase (decrease) in cash and cash equivalents	(7,979)	(9,302)

Cash and cash equivalents:
Beginning of period	15,666	21,983
End of period	$7,687	$12,681

Supplemental cash flow information:
Cash paid during the period for interest	$—	$3
Cash paid (refunds received) during the period for income taxes, net	3,340	(37)

Supplemental non-cash information
Common stock withheld in payment of exercise price for stock options and warrants	$922	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Cumulative
			Capital	Other		Total
	Common Stock		In Excess	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	of Par Value	Income	Deficit	Equity
Balance at March 31, 2004	9,739,537	$9	$41,094	$181	$(22,489)	$18,795

Net income	—	—	—	—	5,243	5,243
Common stock issued pursuant to stock plans	522,557	1	2,394	—	—	2,395
Common stock used to pay for option exercises	(25,381)	—	(270)	—	—	(270)
Issuance of common stock	308,200	—	2,774	—	—	2,774
Income tax benefit from stock option exercises	—	—	996	—	—	996
Balance at March 31, 2005	10,544,913	10	46,988	181	(17,246)	29,933

Net income	—	—	—	—	4,466	4,466
Common stock issued pursuant to stock plans	152,423	1	707	—	—	708
Fair value of options granted to non-employee	—	—	219	—	—	219
Income tax benefit from stock option exercises	—	—	155	—	—	155
Balance at March 31, 2006	10,697,336	11	48,069	181	(12,780)	35,481

Net income	—	—	—	—	4,388	4,388
Common stock issued pursuant to stock plans	129,203	—	225	—	—	225
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	245	—	—	245
Stock-based compensation expense	—	—	423	—	—	423
Common stock repurchased	(193,500)	—	(1,948)	—	—	(1,948)
Unrealized loss on foreign currency translation	—	—	—	(78)	—	(78)
Income tax benefit from stock option exercises	—	—	393	—	—	393
Balance at December 31, 2006	10,645,744	$11	$47,407	$103	$(8,392)	$39,129

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine-month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2006 Annual Report to Shareholders.

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

Note 2.  Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2006	2005	2006	2005
Basic EPS:
Weighted average number of shares of common stock outstanding	10,666	10,567	10,639	10,556
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	583	487	540	515
	11,249	11,054	11,179	11,071
Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	—	400	—	302

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

We did not have any revenues from our Other Division in the first three quarters of fiscal 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in the first three quarters of fiscal 2006 was reclassified to the AMI Division for comparison purposes.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended December 31, 2006
Sales to external customers	$23,081	$3,676	$—	$26,757
Depreciation and amortization	13	309	100	422
Income (loss) from operations	2,832	1,324	(3,061)	1,095

Three months ended December 31, 2005
Sales to external customers	$20,851	$3,106	$—	$23,957
Depreciation and amortization	8	318	81	407
Income (loss) from operations	2,819	1,092	(2,422)	1,489

Nine months ended December 31, 2006
Sales to external customers	$66,756	$10,985	$—	$77,741
Depreciation and amortization	36	961	247	1,244
Income (loss) from operations	10,535	4,239	(8,631)	6,143

Nine months ended December 31, 2005
Sales to external customers	$56,492	$8,511	$—	$65,003
Depreciation and amortization	28	940	254	1,222
Income (loss) from operations	8,421	2,728	(7,297)	3,852

(1)          Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended December 31, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$23,081	100.0%	$20,851	100.0%
Cost of sales	18,839	81.6	16,601	79.6
Gross margin	$4,242	18.4%	$4,250	20.4%

AMI Division
Revenues	$3,676	100.0%	$3,106	100.0%
Cost of sales	555	15.1	413	13.3
Gross margin	$3,121	84.9%	$2,693	86.7%

	Nine Months Ended December 31, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$66,756	100.0%	$56,492	100.0%
Cost of sales	51,907	77.8	44,158	78.2
Gross margin	$14,849	22.2%	$12,334	21.8%

AMI Division
Revenues	$10,985	100.0%	$8,511	100.0%
Cost of sales	1,634	14.9	1,206	14.2
Gross margin	$9,351	85.1%	$7,305	85.8%

(1) Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2006	2005	2006	2005
Order processing fees	$2,590	$2,098	$6,823	$5,064
Transaction fees	16,559	15,304	47,680	40,966
Sell-through fees	3,715	3,206	11,599	9,728
Other	3,893	3,349	11,639	9,245
	$26,757	$23,957	$77,741	$65,003

During the three and nine-month periods ended December 31, 2006 and 2005, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2006	2005	2006	2005
Program Supplier 1	21%	—	18%	—
Program Supplier 2	17%	16%	16%	15%
Program Supplier 3	17%	15%	14%	17%
Program Supplier 4	16%	25%	17%	26%
Program Supplier 5	8%	—	10%	—

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three and nine-month periods ended December 31, 2006 or 2005. Although management does not believe that the relationships with the significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the three and nine-month periods ended December 31, 2006 or 2005.

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

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods as follows (in thousands, except per share amounts):

	Three Months Ended Dec. 31,	Nine Months Ended Dec. 31,
	2005	2005
Net income, as reported	$1,126	$2,886
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects
	(215)	(611)
Net income, pro forma	$911	$2,275

Net income per share – basic, as reported	$0.11	$0.27

Net income per share – basic, pro forma	$0.09	$0.22

Net income per share – diluted, as reported	$0.10	$0.26

Net income per share – diluted, pro forma	$0.08	$0.21

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2006	2005	2006	2005
Weighted average grant-date per share fair value of share options granted	$—	$6.86	$—	$7.03
Total intrinsic value of share options exercised	941	34	1,365	150
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	210	—	668	—
Tax benefit recognized in statement of operations	6	—	58	—
Cash received from options exercised and shares purchased under all share-based arrangements	38	4	229	27
Tax deduction realized related to stock options exercised	238	12	393	55

No stock-based compensation was capitalized as a part of an asset during the three or nine months ended December 31, 2006 or 2005.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended December 31, 2005
Risk-free interest rate	4.16% - 4.49%
Expected dividend yield	—
Expected lives	6.39 - 8.58 years
Expected volatility	64.87% - 70.08%

There were no options granted in the three or nine-month periods ended December 31, 2006.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Prior to the adoption of SFAS No. 123R, the expected term was estimated based on historical experience. Under SFAS No. 123R, our option pricing model will utilize the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term for all option grants issued prior to December 31, 2007. We are currently in the process of evaluating historical experience and other information in order to refine our methods to estimate the expected term for all options granted after December 31, 2007. The expected volatility for options granted is calculated based on our historical volatility over the prior seven year period. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend rate is 0%.

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

Total compensation expense related to DSUs of $452,000, was calculated based on the fair value on the date of grant as if the stock was vested. We recorded an expense of $113,000 and $245,000, respectively, during the three and nine-month periods ended December 31, 2006, with the remaining $207,000 of related compensation to be recognized over the remaining vesting period for these awards at the rate of approximately $113,000 per quarter through June 15, 2007.

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

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in the three and nine-month periods ended December 31, 2006 (in thousands, except per share amounts):

	Three Months Ended December 31, 2006		Nine Months Ended December 31, 2006
	As reported	If reported following APB 25	As reported	If reported following APB 25
Income before income taxes	$1,512	$1,609	$7,253	$7,676
Net income	869	1,006	4,388	4,784
Cash flow from operating activities	(16)	89	2,580	2,731
Cash flow from financing activities	468	362	(658)	(809)
Basic earnings per share	0.08	0.09	0.41	0.45
Diluted earnings per share	0.08	0.09	0.39	0.43

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

Our equity-based plans are administered by the Compensation Committee of our Board, which determines the terms and conditions of awards made under the plans. Generally, options granted under the plans vest over periods of one to four years and expire ten years after the date of grant.

As of December 31, 2006, awards covering 904,750 shares of our common stock remained available for grant under our 2005 Plan and 2,278,152 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Stock option activity for the nine-month period ended December 31, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2006	1,574,798	$6.17
Granted	—	—
Exercised	(200,896)	5.62
Forfeited	(56,750)	9.50
Outstanding at December 31, 2006	1,317,152	6.13

During the nine months ended December 31, 2006, 71,963 shares of common stock with a market value of approximately $905,000 were withheld in payment of the exercise price for stock options.

Certain information regarding options outstanding as of December 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,317,152	1,186,777
Weighted average exercise price	$6.13	$5.74
Aggregate intrinsic value	$8,077,481	$6,794,117
Weighted average remaining contractual term	4.70 years	4.59 years

Deferred stock unit activity for the nine-month period ended December 31, 2006 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	—	—
Granted	45,000	$10.04
Vested	—	—
Issued	—	—
Forfeited	—	—
Outstanding at December 31, 2006	45,000	10.04

As of December 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and DSUs was $0.9 million, which will be recognized over the weighted average remaining vesting period of 3 years.

Note 5.  Related Party Transactions

On January 25, 2005, we entered into a consulting agreement with F. Kim Cox, our former President and Secretary, whereby he is assisting us with strategic planning and product development issues. Pursuant to the agreement, we pay Mr. Cox $25,000 per month from February 2005 through March 2007. We paid Mr. Cox a total of $75,000 and $225,000, respectively, pursuant to this agreement in the three and nine-month periods ended December 31, 2006 and 2005.

Note 6.   Repurchase of Shares

During the first nine months of fiscal 2007, we repurchased a total of 193,500 shares of our common stock at an average price of $10.07 per share, which totaled $1.9 million. The stock repurchase plan, approved by our Board of Directors in January 2006, authorized the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. At December 31, 2006, 806,500 shares remained available for repurchase under this plan.

Note 7.  Renovation of Corporate Headquarter Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarter office renovations, we received cash-based rent incentives of $0.9 million from the lessor based on our qualified expenditures. These amounts will be amortized against rental expense over the term of the lease, which began January 1, 2007. See also “Critical Accounting Policies and Estimates” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, in June 2006, we received commitments for conditional loans from the State of Oregon and the Portland Development Commission (“PDC”) for funding in the amounts of $0.2 million and $0.7 million, respectively. Additionally, we received a commitment for a conditional grant from the PDC for $58,000. The loan from the PDC of $0.7 million does not bear interest until it becomes due and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning on the date that it becomes due. However, if the loan is forgiven, no interest will accrue. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. These funds were used to pay for leasehold improvements associated with our corporate headquarters and were provided to us as an incentive to maintain our corporate headquarters in Portland, Oregon rather than relocating to another state. Through December 31, 2006, we received a majority of these funds from these agencies as our renovations are substantially complete. We recorded these funds as Notes Payable on our condensed consolidated balance sheet at December 31, 2006.

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

Note 9.  Line of Credit Amendment

In December 2006, we amended our line of credit agreement. The amendment extended the maturity date of the agreement to December 1, 2007 from December 1, 2006 and also lowered one of the interest rate options to LIBOR plus 1.5% from LIBOR plus 2.0%.

Note 10.  Exercise of Warrant

On November 9, 2006, we issued 12,705 shares of our common stock in full satisfaction of a common stock purchase warrant covering a total of 30,000 shares issued as partial consideration for investment banking services pursuant to a letter agreement entered into in 2002.  The warrant exercise price of $7.50 per share, or a total of $225,000, was satisfied through the tender of the balance of 17,295 shares covered by the warrant with a then current market price of $13.00 per share.

Note 11.  New Accounting Pronouncements

SFAS No. 158

In September 2006,the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition, SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 will not have any effect on our financial position or results of operations.

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently analyzing the effects of adopting SAB No. 108.

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

We continue to be in good standing with all of our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In September 2003, we entered into a combined DVD/VHS revenue sharing program with one of the world’s largest studios that has resulted in their becoming one of our largest Program Suppliers representing 17% and 26% of our total revenues, respectively, in the nine-month periods ended December 31, 2006 and 2005. Also, in November 2005, based on our successful involvement with another major studio in Canada, we entered into a revenue sharing agreement which extends product offerings to Participating Retailers in the United States. This agreement was effective for titles released beginning in January 2006, giving our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years and yielding 18% of our total revenues. Additional Program Suppliers represented 16%, 14%, and 10% of our total revenues in the nine-month period ended December 31, 2006. As a result, our product mix was evenly spread among five major Program Suppliers (see Note 3 of Notes to Condensed Consolidated Financial Statements). However, as is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentialsäbusiness intelligence service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 28.0% during the nine-month period ended December 31, 2006 compared to the same period of the prior fiscal year. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

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

Results of Operations

	Three Months Ended December 31, (1)
	2006		2005
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$23,081	86.3%	$20,851	87.0%
AMI	3,676	13.7	3,106	13.0
	26,757	100.0	23,957	100.0
Operating expenses:
Cost of sales	19,394	72.5	17,014	71.0
Selling and administrative	6,268	23.4	5,454	22.8
	25,662	95.9	22,468	93.8
Income from operations	1,095	4.1	1,489	6.2
Other income (expense):
Interest income	420	1.6	283	1.2
Interest expense	(3)	—	—	—
	417	1.6	283	1.2
Income before income tax provision	1,512	5.7	1,772	7.4
Income tax provision	643	2.4	646	2.7
Net income	$869	3.2%	$1,126	4.7%

	Nine Months Ended December 31, (1)
	2006		2005
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$66,756	85.9%	$56,492	86.9%
AMI	10,985	14.1	8,511	13.1
	77,741	100.0	65,003	100.0
Operating expenses:
Cost of sales	53,541	68.9	45,364	69.8
Selling and administrative	18,057	23.2	15,787	24.3
	71,598	92.1	61,151	94.1
Income from operations	6,143	7.9	3,852	5.9
Other income (expense):
Interest income	1,115	1.4	693	1.1
Interest expense	(5)	—	(2)	—
	1,110	1.4	691	1.1
Income before income tax provision	7,253	9.3	4,543	7.0
Income tax provision	2,865	3.7	1,657	2.5
Net income	$4,388	5.6%	$2,886	4.4%

(1) Percentages may not add due to rounding.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended December 31, 2006
Sales to external customers	$23,081	$3,676	$—	$26,757
Depreciation and amortization	13	309	100	422
Income (loss) from operations	2,832	1,324	(3,061)	1,095

Three months ended December 31, 2005
Sales to external customers	$20,851	$3,106	$—	$23,957
Depreciation and amortization	8	318	81	407
Income (loss) from operations	2,819	1,092	(2,422)	1,489

Nine months ended December 31, 2006
Sales to external customers	$66,756	$10,985	$—	$77,741
Depreciation and amortization	36	961	247	1,244
Income (loss) from operations	10,535	4,239	(8,631)	6,143

Nine months ended December 31, 2005
Sales to external customers	$56,492	$8,511	$—	$65,003
Depreciation and amortization	28	940	254	1,222
Income (loss) from operations	8,421	2,728	(7,297)	3,852

(1)         Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended December 31, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$23,081	100.0%	$20,851	100.0%
Cost of sales	18,839	81.6	16,601	79.6
Gross margin	$4,242	18.4%	$4,250	20.4%

AMI Division
Revenues	$3,676	100.0%	$3,106	100.0%
Cost of sales	555	15.1	413	13.3
Gross margin	$3,121	84.9%	$2,693	86.7%

	Nine Months Ended December 31, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$66,756	100.0%	$56,492	100.0%
Cost of sales	51,907	77.8	44,158	78.2
Gross margin	$14,849	22.2%	$12,334	21.8%

AMI Division
Revenues	$10,985	100.0%	$8,511	100.0%
Cost of sales	1,634	14.9	1,206	14.2
Gross margin	$9,351	85.1%	$7,305	85.8%

(1) Percentages may not add due to rounding.

Revenue

Revenue increased $2.8 million, or 11.7%, to $26.8 million in the three months ended December 31, 2006 (the third quarter of fiscal 2007) compared to $24.0 million in the three months ended December 31, 2005 (the third quarter of fiscal 2006) and increased $12.7 million, or 19.6%, to $77.7 million in the nine-month period ended December 31, 2006 compared to $65.0 million in the nine-month period ended December 31, 2005. We realized increases in revenue across all of our product lines in both the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year.

PPT Division

PPT revenues increased $2.2 million, or 10.7%, and $10.3 million, or 18.2%, respectively, in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year as a result of improvements in all of our major service lines as detailed below (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2006	2005	2006	2005
Order processing fees	$2,590	$2,098	$6,823	$5,064
Transaction fees	16,559	15,304	47,680	40,966
Sell-through fees	3,715	3,206	11,599	9,728
Other	217	243	654	734
	$23,081	$20,851	$66,756	$56,492

Order processing fees increased $0.5 million, or 23.5%, and $1.8 million, or 34.7%, respectively, in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year due partially to two new output programs with major suppliers, which went into effect in January and March 2006, as well as increased volumes and quality of content from some of our existing Program Suppliers. These stronger product offerings resulted in higher order processing fees per Unit in the three and nine-month periods ended December 31, 2006 compared with the same periods of the prior fiscal year. These fees increased to $1.29 per Unit and $1.27 per Unit, respectively, in the three and nine-month periods ended December 31, 2006 compared to $1.14 per Unit and $1.06 per Unit, respectively, in the comparable periods of the prior fiscal year, resulting in increases of $0.4 million and $1.5 million, respectively, in revenues. In addition, the number of Units shipped with release dates in each period increased by 26% to 2.0 million Units and 21% to 5.3 million Units, respectively, during the three and nine-month periods ended December 31, 2006 compared to 1.6 million Units and 4.4 million Units, respectively, in the comparable periods of the prior fiscal year, which contributed to a $0.1 million and a $0.3 million increase in revenue, respectively.

Transaction fees increased $1.3 million, or 8.2%, and $6.7 million, or 16.4%, respectively, in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year primarily due to increased transactions related to output programs that began during the last quarter of fiscal 2006 as discussed above. Rental transactions at our Participating Retailers increased 5% and 22%, respectively, in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year, while the rate per transaction remained relatively flat in the current fiscal year periods compared with the prior fiscal year periods. A portion of the rental transactions were from arrangements which included minimum guarantees. Since some of the guarantee Units were released during the last half of December 2006, our overall transaction fees revenue increase of 8.2% was slightly higher than our increased rental transactions of 5% for the third quarter of fiscal 2007. For the nine months ended December 31, 2006, our rental transaction volume increase of 22% was reduced by rental guarantee transaction fees previously recognized in March 2006, which resulted in a net increase in transactions fees of 16.4%.

Sell-through fees increased $0.5 million, or 15.9%, and $1.9 million, or 19.2%, respectively, in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year primarily due to higher volumes of product available for sale to our Participating Retailers.

AMI Division

AMI revenues increased $0.6 million, or 18.4%, and $2.5 million, or 29.1%, respectively, in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year.

Our Essentials™ business intelligence service offerings, which include those services that management considers fully operational and no longer in significant stages of development, saw revenue increases of $0.3 million, or 19.5%, and $1.2 million, or 28.0%, in the three and nine-month periods ended December 31, 2006, respectively, compared to the same periods of the prior fiscal year. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

DRS revenues increased $0.3 million, or 17.0%, and $1.2 million, or 30.2%, in the three and nine-month periods ended December 31, 2006, respectively, compared to the same periods of the prior fiscal year due to increases in the number of transactions processed by us and the addition of new customers.

Other Division

We did not have any revenues from our Other Division in the three and nine-month periods ended December 31, 2006 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in the same periods of fiscal 2006 was reclassified to the AMI Division for comparison purposes.

A new revenue stream, AdTraker™, is still in development and has not generated any revenue to date.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs in the PPT Division and costs in the AMI Division associated with certain Essentials™ business intelligence service offerings. These expenditures represent the direct costs to produce revenues.

In the PPT Division, order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees.  We recognize the guaranteed minimum costs on the release date. Some of the terms of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental exceeds these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period.  However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any period.  As such, it is difficult to predict the ultimate impact programs with guaranteed minimums will have on future results of operations in any reporting period.

In the AMI Division, a portion of the Essentials™ business intelligence service offerings costs represent costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

Cost of sales increased $2.4 million, or 14.0%, and $8.2 million, or 18.0%, respectively, in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year.  Cost of sales as a percentage of revenue was 72.5% and 68.9%, respectively, in the three and nine-month periods ended December 31, 2006 compared to 71.0% and 69.8%, respectively, in the same periods of the prior fiscal year.

The increases in cost of sales were primarily due to the increases in revenues discussed above.

The increase in cost of sales as a percentage of revenue in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to the release of Units with minimum guarantees during the last half of December 2006. Additionally, we saw a shift in mix to product from studios with higher upfront order processing fees and sell through costs.

Cost of sales as a percentage of revenue decreased in the nine-month period ended December 31, 2006 compared to the same period of the prior fiscal year. The decrease in cost of sales as a percentage of revenue was primarily due to higher PPT revenue discussed above and an increase in AMI revenue as a percentage of total revenue. Revenue from our AMI Division generates higher gross margins than revenue from our PPT Division. These factors were partially offset by the increase in the release of Units with minimum guarantees during the last half of December 2006 and the shift in mix of product as discussed above.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, stock-based compensation and other general corporate expenses.

Selling and administrative expenses increased $0.8 million, or 14.9%, to $6.3 million in the third quarter of fiscal 2007 compared to $5.5 million in the third quarter of fiscal 2006 and increased $2.3 million, or 14.4%, to $18.1 million in the nine-month period ended December 31, 2006 compared to $15.8 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and nine-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year were primarily due to increases in compensation and related expenses due to expansion of our existing and new lines of business. In addition, the three and nine-month periods ended December 31, 2006 included $210,000 and $668,000, respectively, of stock-based compensation expense related to stock options and deferred stock units in connection with the implementation of SFAS No. 123R compared to none in the comparable periods of the prior fiscal year. See also Note 4 of Notes to the Condensed Consolidated Financial Statements.

As a percentage of revenues, selling and administrative expenses increased to 23.4% in the three-month period ended December 31, 2006 compared to 22.8% for the comparable period of the prior fiscal year, primarily due to the increases noted above.  For the nine months ended December 31, 2006, selling and administrative expenses decreased to 23.2% from 24.3% for the comparable period of the prior fiscal year, primarily due to increased revenues over which fixed costs are spread.

Interest Income

Interest income was $0.4 million and $1.1 million, respectively, for the three and nine-month periods ended December 31, 2006 compared to $0.3 million and $0.7 million, respectively, for the same periods of the prior fiscal year. The increases in interest income primarily related to higher interest rates and higher average cash and investment balances in the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006. The higher interest rates were due to both higher market rates and the investment of our cash in higher-yield investments. Our average combined cash and investment balance was $29.8 million and $24.0 million for the nine-month periods ended December 31, 2006 and 2005, respectively.

Income Taxes

Our effective tax rate was 39.5% and 36.5%, respectively, in the nine-month periods ended December 31, 2006 and 2005. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 36.5% effective rate in the nine-month period ended December 31, 2005 benefited from the utilization of net operating loss carryforwards and capital loss carryforwards, most of which were fully utilized by March 31, 2006.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least December 31, 2007.

Cash and cash equivalents decreased $8.0 million to $7.7 million at December 31, 2006 compared to $15.7 million at March 31, 2006. This decrease resulted primarily from the use of $7.3 million for the purchase of marketable securities, $2.8 million for the purchase of property and equipment and $1.9 million for the repurchase of our common stock, partially offset by $2.6 million provided by operations and $0.9 million provided by a note payable. Our current ratio was 3.2:1.0 at December 31, 2006 and 2.6:1.0 at March 31, 2006.

Accounts receivable, net of allowances, increased $0.6 million to $18.9 million at December 31, 2006 compared to $18.3 million at March 31, 2006, due primarily to higher revenues on our Essentials™ lines of business which led to higher balances on accounts from our Essentials™ customers.

During the first three quarters of fiscal 2007, we spent $2.8 million on property and equipment, including $0.8 million for the capitalization of internally developed software for our business intelligence service offerings. The remaining expenditures were primarily for new accounting software and costs associated with our corporate headquarter office renovations. We anticipate spending a total of approximately $4.0 million on property and equipment in fiscal 2007, including approximately $1.2 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2007 will be primarily for new computer equipment and leasehold improvements associated with our corporate headquarter office renovation. As further discussed below, we have received reimbursements totaling $1.8 million from our landlord, the state of Oregon and the Portland Development Commission to offset these expenditures. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

Accounts payable decreased $2.7 million to $12.8 million at December 31, 2006 compared to $15.5 million at March 31, 2006 primarily due to the timing of Program Supplier and other vendor payments.

Deferred rent, current and long-term, of $0.9 million at December 31, 2006 represents amounts received for qualified renovations on our corporate headquarters. The deferred rent will be amortized against rent expense over the term of the related lease. See also Note 7 of Notes to Condensed Consolidated Financial Statements and Critical Accounting Policies and Estimates.

Notes payable of $0.9 million at December 31, 2006 represents loans from the Portland Development Commission and the State of Oregon related to our corporate headquarters renovations. The loan from the Portland Development Commission of $0.7 million does not bear interest until it becomes due and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning on the date that it becomes due. However, if the loan is forgiven, no interest will accrue. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. See also Note 7 of Notes to Condensed Consolidated Financial Statements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1,000,000 shares of our common stock. Through December 31, 2006, 193,500 shares had been repurchased under this plan at an average price of $10.07 per share and 806,500 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2007. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended December 31, 2006, we determined that we were in compliance with the financial covenants at December 31, 2006. At December 31, 2006, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

Except for the addition of the critical accounting policies for landlord incentives and stock-based compensation described below, we reaffirm the critical accounting policies and estimates as reported in our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 12, 2006.

Landlord Incentives

We maintain our headquarters in Portland, Oregon. On December 2, 2005, we renewed our current lease. The new lease term began on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we renovated our headquarter offices and expanded our occupancy from 48,000 square feet to approximately 55,500 square feet. Our new lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements. These landlord incentives are recorded as deferred rent and will be amortized as reductions to lease expense over the lease term. The leasehold improvements are recorded as assets and are included in Property and Equipment on the consolidated balance sheet. The leasehold improvements will be depreciated over their economic lives, which are estimated to be 10 years.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options and deferred stock units based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which we had used historically for the purpose of providing pro forma financial disclosures in accordance with SFAS No. 123. As of December 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and DSUs was $0.9 million, which will be recognized over the weighted average remaining vesting period of 3 years.

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

Compensation expense is only recognized on awards that ultimately vest. However, we have not reduced the stock-based compensation expense for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested options are held by members of senior management and the Board of Directors.  We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures are significant, our results of operations could be materially impacted.

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

Changes in Internal Controls

Except as discussed below, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

During the quarter ending December 31, 2006, we converted some of our accounting systems to Oracle Applications. We have evaluated all of our key controls applicable to those systems. Most of the changes made relate to converting manual controls to automated controls. We believe that this new system improves the overall design and operating effectiveness of our internal control environment over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 9, 2006, we issued 12,705 shares of our common stock in full satisfaction of a common stock purchase warrant covering a total of 30,000 shares issued as partial consideration for investment banking services pursuant to a letter agreement entered into in 2002.  The warrant exercise price of $7.50 per share, or a total of $225,000, was satisfied through the tender of the balance of 17,295 shares covered by the warrant with a then current market price of $13.00 per share.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the share issuance.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Sixth Amendment to the Credit Agreement, dated December 1, 2006, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2007	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer