Form 10-K
period 2007-03-31
RENTRAK CORP
filed 2007-06-13
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15159

RENTRAK CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0780536
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7700 NE Ambassador Place, Portland, Oregon	97220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-284-7581

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($11.42) as reported by the Nasdaq Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 29, 2006), was $118,343,850.

The number of shares outstanding of the Registrant’s Common Stock as of June 5, 2007 was 10,726,341 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders.

RENTRAK CORPORATION

2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.                             BUSINESS

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitutes forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for examples of reasons why our actual results may differ materially from our forward-looking statements. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Where You Can Find More Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). We also make available, free of charge on our website at www.rentrak.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (503) 284-7581.

Overview

We operate in two business segments, our Pay-Per-Transaction (“PPT”) operating division and our Advanced Media and Information (“AMI”) operating division. Accordingly, we report certain financial information by individual segment.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and provides related rental and sales information for that content to home video specialty stores and other retailers, including grocery stores and convenience stores (“Retailers”), on a revenue sharing basis. Our PPT Division generated 85%, 87% and 88% of total revenues in fiscal 2007, 2006 and 2005, respectively.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, which are no longer in the development stage, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provides unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results of certain retailers’ direct revenue sharing activity to the respective suppliers under established agreements, on a fee for service basis. Our AMI Division generated 15%, 13% and 12% of total revenues in fiscal 2007, 2006 and 2005, respectively.

PPT Division

We collect, process, analyze and report rental and sales information relating to digital videodiscs (“DVDs”) and videocassettes (“VHSs”) (collectively “Units”) subleased/sublicensed to Retailers. We lease product from various suppliers. Under our PPT System, Retailers that rent Units to consumers generally sublease Units from Rentrak, usually for a low initial fee, and share a portion of each retail rental or sale transaction with us. We share a portion of that rental and sales revenue with our suppliers under the terms of our agreements.

Pay-Per-Transaction System

We distribute Units principally to Retailers through our PPT System. The PPT System has various product programs which enable Retailers to obtain Units at a significantly lower overall cost than if they purchased the Units from traditional video distributors.

After the Retailer is approved for participation in the PPT System, Units are subleased to the Retailer, generally for a low initial fee plus a percentage of revenues generated by the Retailer from rentals and/or sales to consumers. We retain a portion of most fees and remit the remainder to the appropriate motion picture studios or other licensee or owner of the rights to certain video programming content (“Program Suppliers”) that hold the distribution rights to the Units. Due to the lower cost of “bringing Units in the door,” Retailers generally obtain a greater number of Units under the PPT System than they would if they purchased Units directly from a distributor. The intended benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The intended benefit to the Program Supplier is an increase in the total number of Units shipped, resulting in increased revenues and opportunity for profit. The intended benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System (“Participating Retailers”).

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the United States and Canada. During fiscal 2007, we offered titles from a number of Program Suppliers including, but not limited to: DreamWorks, LLC; First Look Studios; Genius Products, Inc.; Lions Gate Films, Inc.; Maple Pictures Corp; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Twentieth Century Fox Home Entertainment, Inc.; Universal Studios Home Entertainment LLC; and Warner Brothers, including Warner Home Video, Inc., HBO, New Line Cinema, TNT and Lightyear Entertainment. Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and in other cases the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have available for distribution titles which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. During the last three years, we have not experienced any material difficulty acquiring suitable Units for our markets on acceptable terms and conditions from Program Suppliers.

During fiscal 2007, 2006 and 2005, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	2007	2006	2005
Program Supplier 1	20%	5%	6%
Program Supplier 2	17%	14%	13%
Program Supplier 3	16%	24%	36%
Program Supplier 4	12%	16%	4%

There were no other Program Suppliers who provided product that generated 10% or more of our total revenues for the years ended March 31, 2007, 2006 or 2005. Additionally, we are currently negotiating with the third Program Supplier listed above in an effort to secure a new revenue sharing agreement. To date, however, we have been unable to finalize a new agreement acceptable to both parties. Although management does not believe that our relationships with our remaining significant Program Suppliers will be terminated in the near term, a loss of any of these suppliers could have a material adverse effect on our financial condition, results of operations and liquidity.

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles prior to home video distribution and our assessment of expected success in home rental distribution. We currently have such guarantees with five Program Suppliers totaling approximately $3.8 million for fiscal 2008. We expect to make these payments during the first two quarters of fiscal 2008. Most of these guarantees were included in cost of sales during fiscal 2007, since we recognize these costs on the release date of a Unit.

Significant Customers

We had one PPT customer that accounted for 19% of our total revenues in fiscal 2005. The agreement with this PPT customer expired in September 2004. There were no other customers that accounted for 10% or more of our total revenue in fiscal 2007, 2006 or 2005.

Distribution of DVDs and VHS Cassettes

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

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with a third-party fulfillment provider to distribute our Units via both ground and overnight air courier to assure continued delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution were approximately 3.2%, 3.8% and 4.7% of our cost of sales in fiscal 2007, 2006 and 2005, respectively.

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

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to theatrically release their most promising movies during two periods of the year, early summer and during the holidays in the fourth calendar quarter. Since the release of movies to home video usually follows the theatrical release by approximately three to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur just prior to and/or during the fourth quarter holidays and in late winter/early spring. We believe our volume of rental transactions and resulting revenues and earnings reflect, in part, this seasonal pattern. However, changes in Program Suppliers’ titles available to Participating Retailers and us may obscure any seasonal effect.

Competition

The PPT Division continues to be affected by the changing dynamics in the home video rental market. This market is highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, purchasing previously viewed Units from our Participating Retailers, ordering product via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” option and/or “on demand” content. Our PPT system focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis: for example, a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above, our PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, we face intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than us. In the past, certain traditional distributors offered Units to Retailers on a revenue sharing basis. To our knowledge, only one does so today on a very limited basis.

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

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) online movie rental subscription services (2) direct broadcast satellite transmission systems; (3) traditional cable television systems; (4) pay-per-view cable television systems; (5) video-on-demand, or VOD; and (6) delivery of programming via the Internet. Technological improvements in any of these distribution methods, perceived greater convenience by customers, as well as lower pricing models, may make these options more attractive to consumers and thereby materially diminish the demand for Unit rentals. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Formovies.com

Formovies.com is a website designed and hosted by us, and dedicated to assist consumers in finding a local video store where they can rent and/or purchase the video products they want. Consumers can find a particular movie of their choice by searching on various attributes of that title.

AMI Division

The AMI Division concentrates on expanding the customer base of our Essentials Suite™ of business intelligence services offered primarily on a recurring subscription basis, as well as operating our Direct Revenue Sharing (“DRS”) services. Through patent pending software systems and business processes, we provide clients services from our Essentials Suite™.

Essentials Suite™

Currently included in the Essentials Suite™ are the following:

•                  Box Office Essentials™ for reporting domestic and international gross receipt theatrical ticket sales;

•                  Home Video Essentials™ for reporting VHS, DVD and game rentals across the U.S. and Canada;

•                  Supply Chain Essentials™ for managing the flow of products and funds at every point in the supply chain until the product reaches the consumer;

•                  OnDemand Essentials™ for measuring and reporting anonymous video on demand (“VOD”) usage data; and

•                  Retail Essentials™ for reporting North American national consumer sales estimations of DVDs, VHS tapes and Universal Media Disks (“UMDs”) to motion picture studios and retailers (“RE clients”).

Box Office Essentials™

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios (“BOE clients”) and movie theater owners. Rentrak provides BOE clients with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is currently collected for virtually all movie theaters in North America, Guam and Puerto Rico and is primarily obtained via electronic connectivity to theater box offices. BOE clients include Buena Vista, Twentieth Century Fox, New Line Cinema, Paramount Pictures, Sony, Universal and Warner Bros.

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

Our primary competitor is Nielsen EDI, which is a service of Nielsen Entertainment and part of VNU Media Measurement & Information. A principal difference between our products and our competitor’s is our use of technology to drive content acquisition and real-time data polling from content providers. Since the market in which we operate is comprised of a small number of major customers, client relations and retention are critical. Our competitor has significantly greater financial resources than us, which could cause them to surpass our technological advancements. This, combined with brand name recognition and long-standing relationships with our BOE clients, could have a material adverse effect on our ability to grow this line of business as well as on our results of operations and financial condition.

Home Video Essentials™

Home Video Essentials™ measures DVD, VHS and video game rentals from both brick-and-mortar and online channels across North America at the point-of-sale (POS). Home Video Essentials™ covers approximately 50% of the video specialty retailers within the United States, and 90% within the Canadian territories. Clients have 24/7 web-access to current weekly market and title-level projection data on consumer rental spending and activity. Additionally, clients have access to historical data dating back to 2001.

Clients of Home Video Essentials™ include all the home entertainment divisions of the major and mini-major Hollywood studios such as Warner Home Video, Buena Vista Home Entertainment (Disney), Paramount/DreamWorks Home Entertainment, Universal Studios Home Entertainment, Sony Pictures

Home Entertainment, 20th Century Fox Home Entertainment, New Line Cinema Home Entertainment, Lionsgate Entertainment, Walden Media, The Weinstein Company, and Vivendi Visual Entertainment. Microsoft Corporation has been a long-time subscriber to Home Video Essentials’™ video game data.

Home Video Essentials™ is successfully branded, having its weekly information published in the industry trade magazines Video Business, Daily Variety, Home Media Retailing and Billboard Magazine along with consumer visibility in the USA Today, New York Times online and Entertainment Weekly.

Home Video Essentials’™ primary competitors are Adams Media Research (“AMR”) and Home Media Retailing Research (“HMRR”). The main difference between our service and those of our competitors is that we collect daily point-of-sale bar code scan data from video retailers, which provides a more reliable sample base and greater accuracy. This methodology has positioned Home Video Essentials™ as the “gold standard” for measuring North American consumer rental spending and activity within the entertainment industry.

Supply Chain Essentials™

Supply Chain Essentials™ (“SCE”) is supply chain management software developed by us which allows clients to manage the flow of products and funds at every point in the supply chain until the product reaches the consumer. We host the software for customers’ access under an application service provider’s model and license its use. A typical client for SCE is any company that receives orders (business to business or business to consumer), maintains warehouses and issues purchase orders to vendors.

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

On Demand Essentials™

OnDemand Essentials™ is the first of a new line of products designed to measure and report anonymous video on demand (“VOD”) usage data. Participating distributors in the service represent over 55% of VOD enabled homes and over 70% of all on demand content. We have agreements with and collect data from 14 network operators including: Comcast, Insight, Cablevision, Charter, Suddenlink, Mediacom, Armstrong, Verizon, Service Electric, Atlantic Broadband, Midcontinent, Wide Open West, Elijay and Bresnan Communications.

We are in the development phase of a product extension to track on demand advertising. Several network and operator clients are participating in a beta trial of the service module. Once launched, the product will provide additional revenue opportunities from current and potential OnDemand Essentials™ clients as well as from advertising agencies and advertisers.

Our OnDemand Essentials™ Content Provider site is a transactional tracking and uniform, flexible reporting system that enables users to view and analyze on-demand content across all cable multiple system operators (“MSOs”) with whom we have agreements in place. As of March 2007, we had over 50 clients for the service, including cable networks and studios distributing on demand content to cable companies.

Rentrak is the clearly established leader in on demand television measurement with no current competitors in the space. Nielsen Media Research has announced plans to track VOD; however, their product has not yet materialized and we believe their model will continue to be a sampling model in comparison to our transactional model.

Retail Essentials™

Retail Essentials™ primarily reports North American national consumer sales estimations of DVDs, VHS tapes, HD DVDs, Blu-ray Discs and Universal Media Disks (“UMDs”) to motion picture studios and retailers (“RE clients”). Through Retail Essentials™, we provide RE clients with access to national consumer sales estimates at the industry level, by format and at the title level. Data is collected from thousands of retail locations in North America via weekly data feeds and projected nationally. Prospective clients for Retail Essentials™ include motion picture studios, talent agencies, production companies and others.

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

Other Division

The Other Division includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific division. Included in the Other Division as of March 31, 2007 was AdTraker™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies. AdTraker is anticipated to be combined with OnDemand Essentials™ services during fiscal 2008.

Trademarks, Copyrights, Proprietary Rights and Patents

We have registered our “RENTRAK,” “PPT,” “Pay Per Transaction,” “Entertainment Essentials,” “Box Office Essentials,” “Home Video Essentials,” “Supply Chain Essentials,” “On Demand Essentials,” “Video Game Essentials,” “Retail Essentials,” “AdEssentials,” “Business Intelligence Essentials,” “ForMovies,” “ForMovies.com,” “DigiTrak,” “Ontrak,” “Fastrak,” “RPM,” “Videolink+” and other marks under federal trademark laws. We have applied and obtained registered status in several foreign countries for many of our trademarks. We have filed applications to register additional marks in the “Essentials” trademark family. Our trademark registrations will remain valid for an unlimited period, as long as we continue using the trademarks in commerce or as long as we intend to resume use of the mark during any period of non-use. We claim a copyright on our RPM Software and consider it to be proprietary. We have also filed notice and claim a copyright on our Essentials software. Our copyright in our software will last for at least 95 years from the first sale or licensing of the software. Our trademarks, copyrights and other proprietary rights give us the power to prevent competitors from competing with us unfairly. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services and we intend to take appropriate action to halt any infringement and protect against improper usage.

We have applied for patents related to certain of our proprietary technologies, primarily for our Essentials Suite™ of products. We believe our proprietary technologies provide us with advantages over our competitors’ technologies.

Employees

As of March 31, 2007, including all subsidiaries, we employed 213 full-time employees and 35 part-time employees. We consider our relations with our employees to be good.

Financial Information About Industry Segments

See Note 15 of Notes to the Consolidated Financial Statements for information regarding our business segments and revenue by product line.

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

The success of our current PPT Division business depends on traditional “brick and mortar” retailers actively participating in our PPT System. Declines in the numbers of Participating Retailers and the volumes of Units leased by Participating Retailers from us could ultimately lead to reductions in revenue and have an adverse impact on our results of operations, financial condition and cash flows.

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

If our efforts to attract, retain and grow our base of clients who subscribe to our Essentials™ services are not successful, we may not be able to expand those lines and our operations may be adversely affected

The success of our AMI Division depends on effective software solutions, marketing, sales and customer relations in regards to existing services as well as our clients’ acceptance of future enhancements and new services. If we are unable to retain existing clients and/or secure new clients, our operating costs may exceed our revenues, which could have an adverse impact on our results of operations, financial condition and liquidity.

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

The market for on demand advertising has been slow to develop and may not evolve for several years.

The success of our on demand ad tracking module is dependent on the market adoption of on demand advertising, the rollout of dynamic ad insertion technology by the operator and the automation of files regarding the location of advertising in on demand content. If the market does not evolve, we risk failing to meet our internal financial projections, resulting in an inability to recoup our investment.

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

We face intense competition in the markets in which we operate and those in which we are currently developing new service offerings.

Some of our competitors have extensive distribution networks, long-standing relationships with our suppliers and customers, stronger brand name recognition and significantly greater financial resources than us. These factors may enable our competition to have increased bargaining and purchasing power relating to resources that could enable them to operate in a more cost effective manner and/or to surpass our technological advancements. This could have a material adverse effect on our results of operations, financial condition and our ability to grow our lines of business.

Our PPT business is greatly influenced by 1) technological advancements, 2) consumer behaviors and demand and 3) changes in the industries in which we operate.

The markets in which our PPT division operates are highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, ordering product directly via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” option. Our systems primarily rely on the end consumer choosing to obtain Units from traditional “brick and mortar” retailers. Technological advancements, changes in distribution methods as well as lower pricing models may make other options more attractive to consumers and thereby materially diminish the demand for obtaining Units via traditional retailers. Such a consequence could have a material adverse effect on our results of operations and financial condition.

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

We maintain our headquarters in Portland, Oregon where we lease 55,500 square feet of office space. The lease for this space expires on December 31, 2016. We also maintain an office in Los Angeles, California where we lease 4,000 square feet of space utilized for our Box Office Essentials business. The lease for this space expires in July 2009. We anticipate that these spaces will be adequate for our near-term business needs.

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” As of June 5, 2007 there were approximately 231 holders of record of our common stock.

The following table sets forth the reported high and low sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the Nasdaq Global Market:

Fiscal 2007	High	Low
Quarter 1	$12.58	9.50
Quarter 2	12.42	9.72
Quarter 3	16.25	10.19
Quarter 4	16.50	13.92

Fiscal 2006	High	Low
Quarter 1	$11.09	$8.30
Quarter 2	10.00	8.20
Quarter 3	9.89	7.83
Quarter 4	11.45	8.98

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last eight fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

This chart compares the five year cumulative total return on our common stock with that of the Nasdaq U.S. index, and a group of peer companies selected by us. The chart assumes $100 was invested on March 31, 2002, in our common stock, the Nasdaq U.S. index and the peer group, and that any dividends were reinvested. The peer group is composed of companies within the video distribution business as follows: Hastings Entertainment, Inc., Blockbuster, Inc., Movie Gallery, Inc. and Netflix, Inc. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Rentrak and the Nasdaq U.S. Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns Year Ended
Company/Index	03/31/02	03/31/03	03/31/04	03/31/05	03/31/06	03/31/07
Rentrak Corporation	$100.00	$73.43	$125.28	$158.27	$145.86	$223.27
Nasdaq U.S. Index	100.00	73.02	109.08	110.00	129.82	135.23
Peer Index	100.00	75.44	97.99	73.02	56.12	60.32

ITEM 6.       SELECTED FINANCIAL DATA

	Year Ended March 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Statement of Operations Data
Revenues:
PPT Division	$90,590	$81,301	$86,806	$65,958	$67,067
AMI Division	15,408	12,093	11,709	7,550	3,397
Other Division(1)(2)	—	—	23	4,624	15,420
Total revenues	105,998	93,394	98,538	78,132	85,884
Operating expenses:
Cost of sales	72,492	65,111	69,882	60,090	71,347
Selling and administrative expense	24,938	22,241	20,046	16,357	14,434
Net loss (gain) from litigation settlements	—	—	225	—	(362)
Asset impairment	—	—	27	—	844
Total operating expenses	97,430	87,352	90,180	76,447	86,263
Income (loss) from continuing operations	8,568	6,042	8,358	1,685	(379)
Other income	1,514	1,014	322	233	179
Income (loss) from continuing operations before income tax (provision) benefit and loss from discontinued operations	10,082	7,056	8,680	1,918	(200)
Income tax (provision) benefit	(4,034)	(2,590)	(3,437)	(479)	56
Income (loss) from continuing operations	6,048	4,466	5,243	1,439	(144)
Loss from discontinued operations	—	—	—	(129)	(583)
Net income (loss)	$6,048	$4,466	$5,243	$1,310	$(727)

Basic income (loss) per share from continuing operations	$0.57	$0.42	$0.52	$0.15	$(0.02)
Basic loss per share from discontinued operations	—	—	—	(0.01)	(0.06)
Basic net income (loss) per share	$0.57	$0.42	$0.52	$0.14	$(0.08)

Diluted income (loss) per share from continuing operations	$0.54	$0.40	$0.49	$0.14	$(0.02)
Diluted loss per share from discontinued operations	—	—	—	(0.01)	(0.06)
Diluted net income (loss) per share	$0.54	$0.40	$0.49	$0.13	$(0.08)
Shares used in per share calculations:
Basic	10,632	10,575	10,081	9,600	9,641
Diluted	11,170	11,047	10,592	10,119	9,641

	March31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Working capital	$38,155	$30,907	$25,802	$14,633	$11,485
Total assets	60,372	54,328	45,083	36,203	31,488
Long-term liabilities	2,338	—	51	235	668
Stockholders’ equity	41,566	35,481	29,933	18,796	16,047

(1)          Other Division revenue in fiscal 2004 and 2003 primarily represents revenue from our fulfillment center, 3PF.com, which was sold in fiscal 2004.

(2)          We did not have any revenues from our Other Division in 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in 2006, 2005 and 2004 was reclassified to the AMI Division for comparison purposes.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Trends

Our corporate structure includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, VHS tapes, etc.) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis.  We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of each retail rental transaction with us and we share a portion of revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results to the respective suppliers under established agreements on a fee for service basis.  During the first quarter of fiscal 2007, Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division as these lines were considered to be no longer in the development stage.

The PPT Division

The financial results from the PPT Division continue to be affected by the changing dynamics in the home video rental market. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, purchasing previously viewed Units from our Participating Retailers, ordering product via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the unit directly or selecting an at-home “pay-per-view” or “on- demand” option. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases.  Most of our arrangements are structured so that most Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Retailers’ revenue and the corresponding share with the studios have increased. These programs are, in part, an economic response to the changing dynamics of the home video rental market.  We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong and we are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

Currently, we are continuing negotiations with our third largest Program Supplier. To date, however, we have been unable to finalize a new agreement with this supplier. We continue to be in good standing with our remaining Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In November 2005, based on our successful involvement with a major studio in Canada, we entered into a revenue sharing agreement which extends product offerings to Participating Retailers in the United States. This agreement was effective for titles released beginning in January 2006, giving our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years, and yielding 20% of our total revenues in fiscal 2007. Also, in October 2006, we began offering product from a major studio to our U.S. Participating Retailers yielding 5.6% of our total revenues in the fourth quarter of fiscal 2007. Additional Program Suppliers represented 17%, 16% and 12% of our total revenues in fiscal 2007. As is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business intelligence service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 28% during fiscal 2007 compared to fiscal 2006. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

Sources of Revenue

Revenue by segment includes the following:

PPT Division

•                  order processing fees generated when Units are ordered by and distributed to retailers;

•                  transaction fees generated when retailers rent Units to consumers; additionally, certain arrangements include guaranteed minimum revenues from our customers; we recognize the guaranteed minimum revenue on the street (release) date in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films,” (“SOP 00-2”) provided all other revenue recognition criteria are met;

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

Results of Operations

	Year Ended March 31, (1)
	2007		2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT Division	$90,590	85.5%	$81,301	87.1%	$86,806	88.1%
AMI Division	15,408	14.5	12,093	12.9	11,709	11.9
Other Division	—	—	—	—	23	—
	105,998	100.0	93,394	100.0	98,538	100.0
Operating expenses:
Cost of sales	72,492	68.4	65,111	69.7	69,882	70.9
Selling and administrative	24,938	23.5	22,241	23.8	20,046	20.3
Net loss on litigation settlement	—	—	—	—	225	0.2
Asset impairment	—	—	—	—	27	—
	97,430	91.9	87,352	93.5	90,180	91.5
Income from operations	8,568	8.1	6,042	6.5	8,358	8.5
Other income (expense):
Interest income	1,521	1.4	1,016	1.1	333	0.3
Interest expense	(7)	—	(2)	—	(11)	—
	1,514	1.4	1,014	1.1	322	0.3
Income before income tax provision	10,082	9.5	7,056	7.6	8,680	8.8
Income tax provision	4,034	3.8	2,590	2.8	3,437	3.5
Net income	$6,048	5.7%	$4,466	4.8%	$5,243	5.3%

(1) Percentages may not add due to rounding.

Certain results of operations information by segment was as follows:

	PPT	AMI	Other(1)	Total
Year Ended March 31, 2007
Sales to external customers	$90,590	$15,408	$—	$105,998
Depreciation and amortization	49	1,257	430	1,736
Income (loss) from operations	14,410	5,982	(11,824)	8,568

Year Ended March 31, 2006
Sales to external customers	$81,301	$12,093	$—	$93,394
Depreciation and amortization	42	1,545	—	1,587
Income (loss) from operations	12,086	4,189	(10,233)	6,042

Year Ended March 31, 2005(2)
Sales to external customers	$86,806	$11,709	$23	$98,538

(1)       Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)       The depreciation and amortization and operating income (loss) segment information for fiscal 2005 is not included as it would be impracticable to do so.

Additional results of operations information by segment was as follows:

	Year Ended March 31, (1)
	2007		2006		2005
(Dollars in thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT Division
Revenues	$ 90,590	100.0%	$ 81,301	100.0%	$ 86,806	100.0%
Cost of sales	70,255	77.6	63,538	78.2	68,848	79.3
Gross margin	$20,335	22.4%	$17,763	21.8%	$17,958	20.7%

AMI Division
Revenues	$15,408	100.0%	$12,093	100.0%	$11,709	100.0%
Cost of sales	2,237	14.5	1,573	13.0	1,034	8.8
Gross margin	$13,171	85.5%	$10,520	87.0%	$10,675	91.2%

Other Division
Revenues	$—	—	$—	—	$23	100.0%
Cost of sales	—	—	—	—	—	—
Gross margin	$—	—	$—	—	$23	100.0%

(1) Percentages may not add due to rounding.

Revenue

Revenue increased $12.6 million, or 13.5% to $106.0 million in fiscal 2007 compared to $93.4 million in fiscal 2006 and decreased $5.1 million, or 5.2%, in fiscal 2006 compared to $98.5 million in fiscal 2005.

We realized increases in revenue across all of our major product lines in fiscal 2007 compared to fiscal 2006.

The decrease in revenue in fiscal 2006 compared to fiscal 2005 was primarily due to decreases in transaction fees and sell-through fees, partially offset by increases in order processing fees and our Essentials Suite™ of business intelligence services as described more fully below.

PPT Division

PPT revenues increased $9.3 million, or 11.4% in fiscal 2007 compared to fiscal 2006 and decreased $5.5 million, or 6.3% in fiscal 2006 compared to fiscal 2005. Detail of our PPT Division revenue by service line was as follows (in thousands):

Year Ended March 31,	2007	2006	2005
Order processing fees	$9,136	$7,546	$5,015
Transaction fees	65,212	59,062	64,335
Sell-through fees	15,356	13,714	16,323
Other	886	979	1,133
	$90,590	$81,301	$86,806

Order processing fees increased $1.6 million, or 21.1%, in fiscal 2007 compared to fiscal 2006 due partially to two new output programs with major suppliers, which went into effect in January and March 2006, as well as increased volumes and quality of content from some of our existing Program Suppliers. These stronger product offerings resulted in higher order processing fees per Unit in fiscal 2007 compared to fiscal 2006. These fees increased to $1.24 per Unit in fiscal 2007 compared to $1.13 per Unit in fiscal 2006, resulting in an increase of $0.8 million in revenues. In addition, the number of Units shipped with release dates in each period increased by 11% to 7.4 million Units in fiscal 2007 compared to 6.6 million Units in fiscal 2006, which contributed to a $0.8 million increase in revenue.

Order processing fees increased $2.5 million, or 50.5%, in fiscal 2006 compared to fiscal 2005 due to a new output program with a major supplier, which was effective April 1, 2005 and another new output program that was effective in September 2005. The terms of these new agreements, and their utilization by our Participating Retailers during fiscal 2006, resulted in higher order processing fees per unit compared with fiscal 2005. These fees increased to $1.13 per Unit in fiscal 2006, compared to $0.64 per Unit in fiscal 2005, resulting in an increase of $3.3 million. Partially offsetting this increase was a decrease in Units shipped to 6.6 million Units during fiscal 2006 compared to 7.8 million Units in fiscal 2005, which contributed to an approximate $0.8 million decrease in revenue based on fiscal 2005 per Unit fees. In fiscal 2005, we shipped 1.5 million Units to a major Participating Retailer whose contract expired in September 2004. Excluding the impact of this contract, overall Units shipped to other Participating Retailers increased 5% in fiscal 2006 compared to fiscal 2005, primarily due to the addition of the new output programs mentioned above.

Transaction fees increased $6.2 million, or 10.4%, in fiscal 2007 compared to fiscal 2006 primarily due to increased transactions related to output programs that began during the last quarter of fiscal 2006 as discussed above. Rental transactions at our Participating Retailers increased 13% in fiscal 2007 compared to fiscal 2006, while the rate per transaction remained relatively flat. A portion of the rental transactions were from arrangements which included minimum guarantees. For fiscal 2007, our rental transaction volume increase of 13% was reduced by rental guarantee transaction fees previously recognized in fiscal 2006, which resulted in a net increase in transactions fees of 10%.

Transaction fees decreased $5.3 million, or 8.2%, in fiscal 2006 compared to fiscal 2005. The decrease in transaction fees in fiscal 2006 compared to fiscal 2005 was primarily due to the loss of a significant Participating Retailer whose contract expired in September 2004, partially offset by increased fees related to the new output programs discussed above. Fees from this significant Participating Retailer were $15.2 million in fiscal 2005. Excluding the impact of this Participating Retailer, transaction fees from all other Participating Retailers increased $9.9 million, or 20%, in fiscal 2006 compared to fiscal 2005.

Sell-through fees increased $1.6 million, or 12.0%, in fiscal 2007 compared to fiscal 2006 primarily due to higher volumes of product available for sale to our Participating Retailers.

Sell-through fees decreased $2.6 million, or 16.0%, in fiscal 2006 compared to fiscal 2005. We realized an approximate $4.1 million decrease in sell-through fees due to the loss of the significant Participating Retailer mentioned above. This decrease was partially offset by a $1.4 million, or 12% increase, due to an increase in the number of Units shipped to other Participating Retailers.

AMI Division

Revenues from our AMI division increased $3.3 million, or 27.4%, in fiscal 2007 compared to fiscal 2006 and increased $0.4 million, or 3.3% in fiscal 2006 compared to fiscal 2005.

Our Essentials™ business intelligence service offerings, which include those services that management considers fully operational and no longer in significant stages of development, saw  revenue increases of $1.7 million, or 27.7%, in fiscal 2007 compared to fiscal 2006 and of $1.3 million, or 27.2%, in fiscal 2006 compared to fiscal 2005. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

DRS revenues increased $1.6 million, or 27.1%, in fiscal 2007 compared to fiscal 2006 due to increases in the number of transactions processed by us and the addition of new customers.

DRS revenues decreased $0.9 million, or 13.4%, in fiscal 2006 compared to fiscal 2005 due to a decrease in the total number of DRS rental transactions processed. This decrease resulted from a decline in the number of DRS rental transactions processed for one of our major studios in fiscal 2006 compared to fiscal 2005 due to a change in the relationship between the studio and one of its direct revenue sharing customers.

Other Division

We did not have any revenues from our Other Division in fiscal 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in fiscal 2006 and fiscal 2005 was reclassified to the AMI Division for comparison purposes.

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

In the PPT Division, order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period.  However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any period.  As such, it is difficult to predict the ultimate impact programs with guaranteed minimums will have on future results of operations in any reporting period.

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

Cost of sales increased $7.4 million, or 11.3%, to $72.5 million in fiscal 2007 compared to $65.1 million in fiscal 2006 and decreased $4.8 million, or 6.8%, in fiscal 2006 compared to $69.9 million in fiscal 2005. Cost of sales as a percentage of revenue was 68.4% in fiscal 2007, 69.7% in fiscal 2006 and 70.9% in fiscal 2005.

The increase in cost of sales in fiscal 2007 compared to fiscal 2006 was primarily due to the increase in revenues discussed above.

The decrease in cost of sales as a percentage of revenue in fiscal 2007 compared to fiscal 2006 was primarily due to higher PPT revenue discussed above and an increase in AMI revenue as a percentage of total revenue. Revenue from our AMI Division generates higher gross margins than revenue from our PPT Division.

The decrease in cost of sales in fiscal 2006 compared to fiscal 2005 was primarily due to the decrease in revenues discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to improved margins for the PPT segment, offset by lower margins in the AMI segment. The PPT segment experienced lower cost of sales as a percentage of revenue primarily as a result of the higher order processing fees related to the new output programs mentioned above. The higher order processing fees per Unit from most of these new output programs generate minimal corresponding costs, which resulted in improved margins. The higher costs for the AMI segment primarily related to reduced DRS revenue as well as increased costs associated with the operation of our call center.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $2.7 million, or 12.1%, to $24.9 million in fiscal 2007 compared to $22.2 million in fiscal 2006 and increased $2.2 million, or 10.9%, in fiscal 2006 compared to $20.0 million in fiscal 2005.

The increase in selling and administrative expenses in fiscal 2007 compared to fiscal 2006 was primarily due to increases in compensation and related expenses due to expansion of our existing and new lines of business. In addition, fiscal 2007 included $856,000 of stock-based compensation expense related to stock options and deferred stock units in connection with the implementation of SFAS No. 123R compared to zero in fiscal 2006. See also Note 11 of Notes to the Condensed Consolidated Financial Statements.

As a percentage of revenues, selling and administrative expenses decreased to 23.5% in fiscal 2007 compared to 23.8% in fiscal 2006, primarily due to increased revenues over which fixed costs are spread, partially offset by the increases noted above.

The increase in selling and administrative expenses in fiscal 2006 compared to fiscal 2005 was primarily due to a $1.4 million increase in expenditures related to our continued investment in the development and marketing of our Essentials™ business service offerings and a $0.3 million increase in our bonus accrual. Additionally, selling and administrative expenses in fiscal 2006 included a non-cash charge of $0.2 million related to the fair value of stock options granted to a consultant. These increases were offset in part by lower fees for Sarbanes-Oxley related consulting services in fiscal 2006 compared to fiscal 2005. Additionally, in fiscal 2005, we recovered $0.4 million related to an embezzlement, which was discovered in March 2004.

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

Asset Impairment

Asset impairment of $27,000 in fiscal 2005 relates to the write-off of capitalized software development costs for two projects which management determined would not be completed or placed in service.

Interest Income

Interest income was $1.5 million, $1.0 million and $0.3 million, respectively, in fiscal 2007, 2006 and 2005. The increases in interest income primarily related to higher interest rates and higher average cash and investment balances in fiscal 2007 compared to fiscal 2006 and in fiscal 2006 compared to fiscal 2005. The higher interest rates were due to both higher market rates and the investment of our cash in higher-yield investments. Our average combined cash and investment balance was $30.2 million, $25.2 million and $13.6 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Income Taxes

Our effective tax rate was 40.0%, 36.7% and 39.6%, respectively, in fiscal 2007, 2006 and 2005. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The 36.7% effective tax rate in fiscal 2006 benefited from the utilization of net operating loss carryforwards and capital loss carryforwards, most of which were fully utilized by March 31, 2006, and which previously had been reserved against.

Inflation

We believe that the impact of inflation was minimal on our business in fiscal 2007, 2006 and 2005.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least March 31, 2008.

Cash and cash equivalents decreased $4.3 million to $11.4 million at March 31, 2007 compared to $15.7 million at March 31, 2006. This decrease resulted primarily from the use of $6.9 million for the purchase of marketable securities, $3.2 million for the purchase of property and equipment and $1.9 million for the repurchase of our common stock, partially offset by $5.9 million provided by operations and $1.0 million provided by notes payable. Our current ratio was 3.3:1.0 at March 31, 2007 and 2.6:1.0 at March 31, 2006.

Accounts receivable, net of allowances, increased $1.7 million to $20.0 million at March 31, 2007 compared to $18.3 million at March 31, 2006, due primarily to higher revenues on our Essentials™ lines of business which led to higher balances on accounts from our Essentials™ customers, as well as the timing of billings to customers of the PPT Division.

During fiscal 2007, we spent $3.2 million on property and equipment, including $1.2 million for the capitalization of internally developed software for our business intelligence service offerings. The remaining expenditures were primarily for new accounting software and costs associated with our corporate headquarter office renovations. As further discussed below, we have received reimbursements totaling $1.8 million from our landlord, the state of Oregon and the Portland Development Commission to offset these expenditures. See also Note 6 of Notes to Consolidated Financial Statements.

We anticipate spending a total of approximately $4.6 million on property and equipment in fiscal 2008, including approximately $3.2 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2008 will be primarily for computer equipment.

Accounts payable decreased $1.8 million to $13.7 million at March 31, 2007 compared to $15.5 million at March 31, 2006 primarily due to the timing of Program Supplier and other vendor payments.

Deferred rent, current and long-term, of $1.1 million at March 31, 2007 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease and totals approximately $29,000 per quarter. See also Note 2 of Notes to Consolidated Financial Statements and “Critical Accounting Policies and Estimates — Landlord Incentives” below.

Notes payable of $1.0 million at March 31, 2007 represents a loan from the Portland Development Commission (“PDC”), a $58,000 conditional grant from the PDC and a loan from the State of Oregon related to our corporate headquarters renovations. The loan from the PDC of $0.7 million does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning on the date that it becomes due. However, if the loan is forgiven, no interest will accrue. Similar terms apply to the conditional grant of $58,000.  The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. See also Note 6 of Notes to Consolidated Financial Statements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1,000,000 shares of our common stock. Through March 31, 2007, 193,500 shares had been repurchased under this plan at an average price of $10.07 per share and 806,500 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2007. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended March 31, 2007, we determined that we were in compliance with the financial covenants at March 31, 2007. At March 31, 2007, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2007 was as follows (in thousands):

	Payments Due By Fiscal Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond

Operating leases	$10,840	$1,140	$2,212	$2,082	$5,406
PDC loan and conditional grant(1)	748	—	748	—	—
State of Oregon loan(1)	207	—	207	—	—
Program Supplier guarantees	3,826	3,826	—	—	—
Management contracts(2)	1,138	1,138	—	—	—
	$16,759	$6,104	$3,167	$2,082	$5,406

(1)       The loan from the PDC of $0.7 million does not bear interest until it becomes due and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning on the date that it becomes due, which is January 1, 2009. However, if the loan is forgiven, no interest will accrue. Similar terms apply to the conditional grant of $58,000. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements.

(2)       Most of the contracts with executive management have a one-year initial term. The above amounts do not include any additional payments which may be required in the event of termination or a change in control. See also our definitive proxy statement for our 2007 annual meeting for details of our 2007 executive compensation.

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

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $596,000 and $461,000, respectively, at March 31, 2007 and 2006.

Program Supplier Reserves

We have entered into guarantee contracts with certain Program Suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments per Unit shipped that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). For guarantees paid in advance, the unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets.  Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. The balance in this reserve totaled $0.02 million and $0.03 million, respectively, at March 31, 2007 and 2006.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets. As of March 31, 2007 and 2006, we had a valuation allowance of $0.1 million and $0.6 million, respectively, recorded against our Canadian net operating loss carryforwards. Net deferred tax assets (liabilities) totaled $(0.3) million and $0.4 million, respectively, as of March 31, 2007 and 2006.

Landlord Incentives

We maintain our headquarters in Portland, Oregon. On December 2, 2005, we renewed our current lease. The new lease term began on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we renovated our headquarter offices and expanded our occupancy from 48,000 square feet to approximately 55,500 square feet. Our new lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements, as well as three months of free rent. These landlord incentives totaled $1.1 million at March 31, 2007, are recorded as deferred rent and are being amortized at the rate of approximately $29,000 per quarter, as a reduction to lease expense over the lease term. The leasehold improvements are recorded as assets and are included in Property and Equipment on the consolidated balance sheet. The leasehold improvements are being depreciated over their economic lives, which are estimated to be 10 years.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options and deferred stock units (“DSUs”) based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which we had used historically for the purpose of providing pro forma financial disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As of March 31, 2007, unrecognized stock-based compensation related to outstanding, but unvested, options and DSUs was $0.7 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

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

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at March 31, 2007.

A review of our other financial instruments and risk exposures at March 31, 2007 revealed that we had exposure to interest rate risk related to our cash deposits and marketable securities. We utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation as of March 31, 2007 and 2006, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004), effective April 1, 2006.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rentrak Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 4, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, OR
June 4, 2007

Rentrak Corporation and Subisdiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$11,351	$15,666
Marketable securities	22,105	14,832
Accounts receivable, net of allowances for doubtful accounts of $596 and $461	19,965	18,314
Note receivable	385	—
Advances to program suppliers, net of program supplier reserves of $23 and $32	166	225
Deferred income tax assets	77	110
Other current assets	574	607
Total Current Assets	54,623	49,754

Property and Equipment, net of accumulated depreciation of $6,325 and $5,876	5,097	3,623
Deferred Income Tax Assets	—	312
Other Assets	652	639
Total Assets	$60,372	$54,328

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,707	$15,493
Taxes payable	125	972
Accrued liabilities	455	532
Deferred rent, current portion	90	—
Accrued compensation	1,631	1,366
Deferred revenue	460	484
Total Current Liabilities	16,468	18,847

Deferred Rent, long-term portion	1,050	—
Deferred Income Tax Liabilities	333	—
Notes Payable	955	—
Total Liabilities	18,806	18,847

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,724 and 10,697	11	11
Capital in excess of par value	48,155	48,069
Accumulated other comprehensive income	132	181
Accumulated deficit	(6,732)	(12,780)
Total Stockholders’ Equity	41,566	35,481
Total Liabilities and Stockholders’ Equity	$60,372	$54,328

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subisdiaries

Consolidated Income Statements

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2007	2006	2005

Revenue	$105,998	$93,394	$98,538

Operating expenses:
Cost of sales	72,492	65,111	69,882
Selling and administrative	24,938	22,241	20,046
Net loss from litigation settlements	—	—	225
Asset impairment	—	—	27
	97,430	87,352	90,180
Income from operations	8,568	6,042	8,358

Other income (expense):
Interest income	1,521	1,016	333
Interest expense	(7)	(2)	(11)
	1,514	1,014	322
Income before income taxes	10,082	7,056	8,680
Provision for income taxes	4,034	2,590	3,437
Net income	$6,048	$4,466	$5,243

Basic net income per share	$0.57	$0.42	$0.52

Diluted net income per share	$0.54	$0.40	$0.49

Shares used in per share calculations:
Basic	10,632	10,575	10,081
Diluted	11,170	11,047	10,592

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For The Years Ended March 31, 2007, 2006 and 2005

(In thousands, except share amounts)

				Cumulative
			Capital	Other		Total
	Common Stock		In Excess	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	of Par Value	Income	Deficit	Equity
Balance at March 31, 2004	9,739,537	$9	$41,094	$181	$(22,489)	$18,795

Net income	—	—	—	—	5,243	5,243
Common stock issued pursuant to stock plans	522,557	1	2,394	—	—	2,395
Common stock used to pay for option exercises	(25,381)	—	(270)	—	—	(270)
Issuance of common stock	308,200	—	2,774	—	—	2,774
Income tax benefit from stock option exercises	—	—	996	—	—	996
Balance at March 31, 2005	10,544,913	10	46,988	181	(17,246)	29,933

Net income	—	—	—	—	4,466	4,466
Common stock issued pursuant to stock plans	152,423	1	707	—	—	708
Fair value of options granted to non-employee	—	—	219	—	—	219
Income tax benefit from stock option exercises	—	—	155	—	—	155
Balance at March 31, 2006	10,697,336	11	48,069	181	(12,780)	35,481

Net income	—	—	—	—	6,048	6,048
Unrealized loss on foreign currency translation	—	—	—	(49)	—	(49)
Comprehensive income						5,999
Common stock issued pursuant to stock plans	321,359	—	465	—	—	465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—	(131)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	358	—	—	358
Stock-based compensation expense - options	—	—	498	—	—	498
Common stock repurchased	(193,500)	—	(1,948)	—	—	(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—	844
Balance at March 31, 2007	10,723,728	$11	$48,155	$132	$(6,732)	$41,566

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thoisands)

	For the Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$6,048	$4,466	$5,243
Adjustments to reconcile net income to net cash flows provided by operating activities:
(Gain) loss on disposition of assets	37	—	(1)
Tax benefit from stock option and warrant exercises	844	155	996
Depreciation and amortization	1,736	1,587	1,078
Amortization of discount on marketable securities	(421)	(181)	—
Abandonment of capitalized software projects	—	—	27
Adjustment to allowance for doubtful accounts	—	1	28
Stock-based compensation	856	—	—
Excess tax benefits from stock-based compensation	(358)	—	—
Deferred income taxes	679	637	2,303
Options granted to non-employee	39	179	—
(Increase) decrease in:
Accounts and notes receivable	(2,036)	(3,887)	934
Advances to program suppliers	59	960	3,003
Income taxes receivable and prepaid taxes	—	580	(512)
Other current assets	(127)	159	(625)
Increase (decrease) in:
Accounts payable	(1,786)	3,063	(2,977)
Accrued liabilities and compensation	(828)	620	762
Deferred rent	1,140	—	—
Deferred revenue and other liabilities	6	54	(6)
Net cash provided by operating activities	5,888	8,393	10,253

Cash flows from investing activities:
Purchase of marketable securities	(6,852)	(14,651)	—
Purchase of property and equipment	(3,233)	(1,966)	(1,806)
Proceeds from sale of assets	—	—	1
Purchase of equity investment	—	—	(475)
Note receivable payments received	183	486	412
Net cash used in investing activities	(9,902)	(16,131)	(1,868)

Cash flows from financing activities:
Payments on capital lease obligation	—	(40)	(36)
Proceeds from notes payable	955	—	—
Issuance of common stock	334	708	2,124
Excess tax benefits from stock-based compensation	358	—	—
Issuance of common stock to non-employees	—	—	2,774
Repurchase of common stock	(1,948)	—	—
Collection of note receivable, related party	—	753	—
Net cash (used in) provided by financing activities	(301)	1,421	4,862

(Decrease) increase in cash and cash equivalents	(4,315)	(6,317)	13,247

Cash and cash equivalents:
Beginning of year	15,666	21,983	8,736
End of year	$11,351	$15,666	$21,983

Supplemental cash flow information:
Cash paid during the year for interest	$—	$3	$11
Cash paid during the year for income taxes, net of refunds received	$3,356	$592	$518

Supplemental non-cash information:
Accounts Receivable converted to Note Receivable	$385	$—	$—
Common Stock withheld in payment of exercise price for stock options and warrants	$1,537	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Overview

Rentrak Corporation is located in Portland, Oregon. We have two operating divisions, the Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division as well as an Other Division.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, cassettes, etc.) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis.  We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of each retail rental transaction with us and we share a portion of revenues with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, as well as operating our direct revenue sharing (“DRS”) services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. Our DRS services collect, track, audit and report the results to our suppliers under established agreements on a fee for service basis. During the first quarter of fiscal 2007, Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division as these lines were considered to be no longer in the development stage.

Our Other Division includes revenue relating to other products and/or services which are still in the development stage, including AdTraker™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies. The Other Division also includes corporate and administrative costs.

Note 2.          Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Rentrak Corporation, its majority owned subsidiaries, and those subsidiaries in which we have a controlling interest after elimination of all intercompany accounts and transactions.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We consider our most critical accounting policies to be those that require the use of estimates and assumptions, specifically, accounts receivable reserves, Program Supplier guarantee reserves, judgments regarding realization of deferred tax assets, and estimates related to stock-based compensation.

Revenue Recognition

We follow Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” and recognize revenue when all of the following conditions are met:

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

We periodically evaluate whether declines in fair values of our investments below their cost are “other-than-temporary.” This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. If we determine that an “other-than-temporary” impairment has occurred, the security will be written-down to fair value, which will then be the new cost basis. The write-down will be included currently as a realized loss as a component of other income (expense). The new cost basis will not be changed for subsequent recoveries in fair value.

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

During 2005, one of our customers filed a petition for relief under Chapter 7 in the U.S. Bankruptcy Court. The balance this customer owed us on its account was approximately $588,000 and was written off in fiscal 2006 and substantially recovered. This had no material impact on net income in fiscal 2006.

No customer accounted for 10% or more of our accounts receivable balance as of March 31, 2007 or 2006.

We do not have any off-balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, marketable securities, accounts and notes receivable and accounts payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2007 and 2006.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. In fiscal 2005, we recorded an impairment charge of $27,000 related to the write-off of capitalized software development costs for two projects which management determined would not be completed and placed in service.

Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to seven years for furniture and fixtures, three to ten years for equipment and, prior to April 1, 2007, three years for capitalized software. Effective April 1, 2007, we increased the estimated lives of our capitalized software to five years based on a review of our previous usage of such internally developed software. Historically, we have been able to utilize the systems we have put in place for a period of at least five years. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter. Property and equipment is reviewed for impairment in accordance with SFAS No. 144 as discussed above.

Landlord Incentives

On December 2, 2005, we renewed our headquarters building lease in Portland, Oregon. The new lease term began on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we renovated our headquarter offices and expanded our occupancy from 48,000 square feet to approximately 55,500 square feet. Our new lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements. These landlord incentives totaled $0.9 million at March 31, 2007, were recorded as deferred rent and are being amortized at the rate of approximately $22,000 per quarter as a reduction to rent expense over the lease term. The leasehold improvements, which totaled $1.0 million, net of accumulated amortization, at March 31, 2007, are recorded as assets and are included in Property and Equipment on the consolidated balance sheet. The leasehold improvements are being depreciated over their economic lives, which are estimated to be 10 years.  We also received three months of free rent totaling $0.2 million. This is also included in deferred rent and is being amortized over the lease term.

Capitalized Software

We account for capitalized software in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients within our expanding Essentials Suite™ of services. These services provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theatre owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. Such internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize such software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software. Effective April 1, 2007, we increased the estimated useful life of capitalized software from three to five years based on a review of our previous usage of such internally developed software. Historically, we have been able to utilize the systems we have put in place for a period of at least five years. Capitalized software is reviewed for impairment in accordance with SFAS No. 144 as discussed above. Changes in technology could affect our estimate of the useful life of such assets.  See Note 5.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid.  We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2007 and 2006, we had a valuation allowance of $0.1 million and $0.6 million, respectively, recorded against our Canadian net operating loss carryforwards and net deferred tax assets (liabilities) totaled $(0.3) million and $0.4 million, respectively.

Program Supplier Reserves

We have entered into guarantee contracts with certain Program Suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments per Unit shipped that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. For guarantees paid in advance, the unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program

Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. The balance in this reserve totaled $0.02 million and $0.03 million, respectively, at March 31, 2007 and 2006.

Foreign Currency Translation

Adjustments from translating foreign functional currency financial statements into U.S. dollars are included in Cumulative Other Comprehensive Income in the consolidated statements of stockholders’ equity and comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included as a component of Selling and Administrative expenses in our consolidated statements of operations.

Earnings Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations for fiscal 2007, 2006 and 2005 (in thousands):

	Year Ended March 31,
	2007	2006	2005
Basic EPS:
Weighted average number of shares of common stock outstanding	10,632	10,575	10,081
Diluted EPS:
Effect of dilutive stock options	538	472	511
	11,170	11,047	10,592

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period were zero in fiscal 2007 and 0.2 million in each of fiscal 2006 and 2005.

Stock-Based Compensation

Effective April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. Prior to April 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” See also “Critical Accounting Policies and Estimates” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior years as follows (in thousands, except per share amounts):

Year Ended March 31,	2006	2005
Net income, as reported	$4,466	$5,243
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(824)	(860)
Net income, pro forma	$3,642	$4,383

Net income per share – basic, as reported	$0.42	$0.52

Net income per share – basic, pro forma	$0.34	$0.43

Net income per share – diluted, as reported	$0.40	$0.49

Net income per share – diluted, pro forma	$0.33	$0.41

Advertising Expense

Advertising costs are expensed as incurred. Expenses incurred totaled approximately $1.6 million, $1.2 million and $1.4 million, respectively, in fiscal 2007, 2006 and 2005. Reimbursements received for direct and indirect expenses totaled approximately $1.7 million, $1.3 million and $1.3 million, respectively, in fiscal 2007, 2006 and 2005.

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

Note 3.       New Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of adopting SFAS No. 159.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition, SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 will not have any effect on our financial position or results of operations.

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of fiscal 2007 did not have any material affect on our financial position or results of operations.

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

Note 4.       Marketable Securities

Marketable securities, all of which were classified as “held-to-maturity,” consisted of the following (in thousands):

	March 31,
	2007	2006
Corporate debt securities
Amortized cost	$22,105	$14,832
Gross unrecognized holding gains	—	2
Gross unrecognized holding losses	(45)	(16)
Aggregate fair value	$22,060	$14,818

All of the above securities mature at various dates through November 2007.

Note 5.       Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2007	2006
Furniture, fixtures and computer equipment	$3,993	$4,228
Leasehold improvements	1,664	640
Capitalized software(1)	5,765	4,631
	11,422	9,499
Less accumulated depreciation and amortization	(6,325)	(5,876)
	$5,097	$3,623

(1)          Includes $1.0 million and $1.4 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2007 and 2006, respectively, and, as such, are not being amortized.

During fiscal 2007, we retired and/or disposed of fixed assets which were being replaced by new assets associated with our renovations (see Note 6). The gross value of the assets was $1.3 million; however, since most of these assets were fully depreciated, the amount of the loss associated with the disposals was approximately $33,000 and was included as a component of Selling and Administrative expense.

As discussed in Note 2, in fiscal 2005, we recorded an impairment charge of $27,000 related to the write-off of capitalized software development costs for two projects which management determined would not be completed and placed in service.

Amortization expense related to capitalized software was $1.1 million, $1.0 million and $0.5 million for the years ended March 31, 2007, 2006, and 2005, respectively. Accumulated amortization related to capitalized software was $3.0 million and $1.9 million at March 31, 2007 and 2006, respectively. Effective April 1, 2007, we increased the estimated lives of our capitalized software from 3 years to 5 years. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years as of March 31, 2007 is as follows (in thousands):

2008	$461
2009	461
2010	455
2011	315
2012	107
Thereafter	—
$1,799

Note 6.       Renovation of Corporate Headquarter Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarter office renovations, we received cash-based rent incentives of $0.9 million from the lessor based on our qualified expenditures. These amounts are being amortized against rental expense over the term of the lease, which began January 1, 2007.

In addition, in June 2006, we received commitments for conditional loans from the State of Oregon and the Portland Development Commission (“PDC”) for funding in the amounts of $0.2 million and $0.7 million, respectively. In the second quarter of fiscal 2007, we also received a conditional grant from the PDC for $58,000. The loan from the PDC of $0.7 million does not bear interest until it becomes due and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning on the date that it becomes due, which is January 1, 2009. However, if the loan is forgiven, no interest will accrue. Similar terms apply to the conditional grant of $58,000.  The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. This loan is due on August 1, 2009 if it is not forgiven. These funds were used to pay for leasehold improvements associated with our corporate headquarters and were provided to us as an incentive to maintain our corporate headquarters in Portland, Oregon rather than relocating to another state. Through March 31, 2007, we received all of these funds from these agencies as our renovations are complete. Additionally, through March 31, 2007, we were in compliance with these agreements. We recorded these funds as Notes Payable on our consolidated balance sheet at March 31, 2007.

Note 7.       Securities Purchase Agreement

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

The purchase of the securities for $0.5 million was comprised of two elements. The first element, which totaled $0.4 million, was paid upon execution of the agreement in November 2004 and the second, which totaled $0.1 million, was paid in March 2005 upon completion by the investee of additional software development. Our purchase of the common stock represents 4% of the outstanding stock of this company. This investment is carried at historical cost as a component of Other Assets on our consolidated balance sheets and is evaluated quarterly for impairment. No impairment has been recorded as of March 31, 2007.

Note 8.       Line of Credit

We currently have a secured $15.0 million revolving line of credit with Wells Fargo Bank, National Association (the “Line of Credit”), which expires December 1, 2007. The interest rate on the Line of Credit is calculated at our choice of (a) the bank’s prime interest rate minus 0.5 percent or (b) LIBOR plus 1.5 percent. Certain financial covenants apply as follows: (1) consolidated pre-tax income must be at least $1.00 for each fiscal quarter, and consolidated after-tax income must be at least $1.00 on an annual basis, determined at fiscal year end; (2) our current ratio must be at least 1.5:1.0, measured quarterly; and (3) our debt-to-tangible net worth ratio must not exceed 1.5:1.0, measured quarterly. The Line of Credit is secured by all of our assets. As of, and through, March 31, 2007, we were in compliance with these covenants. No amounts were outstanding under the Line of Credit at March 31, 2007.

Note 9.  Related Party Transaction

In February 2005, pursuant to his separation agreement, we loaned Mr. F. Kim Cox, our former President and Secretary, $0.8 million to assist him with exercising a portion of his vested options to purchase shares of our common stock. The loan bore interest at 2.78% per annum and was repaid in full, including accrued interest, in May 2005.

In addition, we entered into a consulting agreement with Mr. Cox on January 25, 2005 whereby he is assisting us with strategic planning and product development issues. Pursuant to the agreement, we paid Mr. Cox $25,000 per month from February 2005 through March 2007. We paid Mr. Cox a total of $300,000, $300,000 and $62,000 pursuant to this agreement in fiscal 2007, 2006 and 2005, respectively.

Note 10.  Income Taxes

Income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2007	2006	2005
U.S.	$9,824	$7,056	$8,459
Non-U.S.	258	—	221
	$10,082	$7,056	$8,680

The provision for income taxes from continuing operations was as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Current tax provision:
Federal	$2,914	$1,674	$59
State	441	279	210
	3,355	1,953	269
Deferred tax provision	679	637	3,168
	$4,034	$2,590	$3,437

The reported provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Provision computed at statutory rates	$3,428	$2,399	$2,951
State taxes, net of federal benefit	694	273	561
Amortization of intangibles	(146)	(144)	(122)
Change in valuation allowance	(156)	35	104
Other	214	27	(57)
	$4,034	$2,590	$3,437

Deferred tax assets (liabilities) were comprised of the following components (in thousands):

	March 31,
	2007	2006
Current deferred taxes:
Deferred revenue	$188	$168
Deferred gain	—	20
Other	(111)	(78)
Total current deferred taxes	77	110

Non-current deferred taxes:
Depreciation	264	161
Deferred rent	312	—
Accelerated research and experimentation expenditures	(1,254)	—
Stock-based compensation	270	72
Net operating loss and capital carryforwards	107	624
Other	75	79
Total non-current deferred taxes	(226)	936
Valuation allowance	(107)	(624)
Net non-current deferred taxes	(333)	312
Net deferred taxes	$(256)	$422

Total deferred tax assets were $1.2 million and $0.5 million, respectively, at March 31, 2007 and 2006 and total deferred tax liabilities were $1.4 million and $0.1 million, respectively. The increase (decrease) to our valuation allowance was $(0.5) million, $0.2 million and $0.1 million in fiscal 2007, 2006 and 2005, respectively.

As of March 31, 2007, we had net operating loss carryforwards in Canada totaling $0.1 million, the tax benefit of which has been fully reserved, which expire through 2014. Additionally, we had state net operating and capital loss carryforwards totaling $2.6 million, the tax benefit of which has also been fully reserved.

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

Note 11.  Stockholders’ Equity

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

Share Repurchase Program

Our stock repurchase program, which was approved by our Board of Directors in January 2006, authorized the purchase of up to 1.0 million shares of our common stock and does not have an expiration date. Shares may be repurchased from time to time in both open market and privately negotiated purchases in such amounts as our authorized officer, Paul Rosenbaum, Chairman and Chief Executive Officer, deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. Currently, the price per share which may be paid to repurchase shares cannot exceed $10.75, unless further reauthorized by our Board of Directors.

During fiscal 2007, we repurchased a total of 193,500 shares of our common stock at an average price of $10.07 per share, which totaled $1.9 million. At March 31, 2007, 806,500 shares remained available for repurchase under this plan.

Stock-Based Compensation Plans

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2007	2006	2005
Weighted average grant-date per share fair value of share options granted	$—	$10.21	$6.97
Total intrinsic value of share options exercised	2,446	921	2,989
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	856	—	—
Tax benefit recognized in statement of operations	180	—	—
Cash received from options exercised and shares purchased under all share-based arrangements(1)	465	708	5,168
Tax deduction realized related to stock options exercised(2)	782	155	996

(1)       During fiscal 2007 and fiscal 2005, we withheld $131,000 and $270,000, respectively, in shares related to employment taxes on stock option exercises as well as the payment for the cost of stock options.

(2)       Excludes a tax deduction totaling $62,000 related to the exercise of warrants.

No stock-based compensation was capitalized as a part of an asset during fiscal 2007, 2006 or 2005.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2006	2005
Risk-free interest rate	4.16% - 4.49%	4.17% - 4.58%
Expected dividend yield	0%	0%
Expected lives	6 - 9 years	5 - 10 years
Expected volatility	64.87% - 70.08%	73.09%

There were no options granted in fiscal 2007.

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

Total compensation expense related to DSUs of $452,000 was calculated based on the fair value on the date of grant as if the stock was vested. We recorded an expense of $358,000 during fiscal 2007, with the remaining $94,000 of related compensation to be recognized in the first quarter of fiscal 2008.

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

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in fiscal 2007 (in thousands, except per share amounts):

	Year Ended March 31, 2007
	As reported	If reported following APB 25
Income before income taxes	$10,082	$10,580
Net income	6,048	6,563
Cash flow from operating activities	5,888	6,246
Cash flow from financing activities	(301)	(659)
Basic earnings per share	0.57	0.62
Diluted earnings per share	0.54	0.59

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

As of March 31, 2007, awards covering 905,275 shares of our common stock remained available for grant under our 2005 Plan and 2,158,214 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Stock option activity for fiscal 2007 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2006	1,574,798	$6.17
Granted	—	—
Exercised	(321,359)	5.82
Forfeited	(67,775)	7.08
Outstanding at March 31, 2007	1,185,664	6.10

During fiscal 2007, 114,172 shares of common stock with a market value of approximately $1.5 million were withheld in payment of the exercise price for stock options.

Certain information regarding options outstanding as of March 31, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	1,185,664	1,087,164
Weighted average exercise price	$6.10	$5.78
Aggregate intrinsic value	$7.2 million	$6.3 million
Weighted average remaining contractual term	4.8 years	4.7 years

Deferred stock unit (“DSU”) activity for fiscal 2007 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	—	—
Granted	45,000	$10.04
Vested	—	—
Issued	—	—
Forfeited	—	—
Outstanding at March 31, 2007	45,000	10.04

On April 2, 2007, we granted 9,000 DSUs to each non-employee member of our Board of Directors, for a total of 45,000 DSUs, which vest one year from the date of grant. The fair market value of our common stock on the date of grant was $15.45 per share. Accordingly, the total value of the DSUs granted was $0.7 million and will be recognized in fiscal 2008.

As of March 31, 2007, unrecognized stock-based compensation related to outstanding, but unvested options and DSUs was $0.7 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

In February 2006, we granted options to purchase 25,000 shares of our common stock to a consultant.  These options vested immediately and expire in ten years. We recorded these options in accordance with Emerging Issues Task Force (“EITF”) 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Pursuant to the provisions of EITF 00-18, we recognized expense of $0.04 million and $0.2 million in fiscal 2007 and 2006, respectively, which was included in Selling and Administrative expense.

Warrants

As of March 31, 2006, we had warrants outstanding to purchase 30,000 shares of our common stock with a purchase price of $7.50 per share and an expiration date of May 16, 2009, which were issued to an investment banking firm in May 2002 as partial consideration for financial advisory services in connection with strategic opportunities or financing transactions of potential interest to us. On November 9, 2006, we issued 12,705 shares of our common stock in full satisfaction of this warrant. The warrant exercise price of $7.50 per share, or a total of $225,000, was satisfied through the tender of the balance of 17,295 shares covered by the warrant with a then current market price of $13.00 per share.

Shareholders’ Rights Plan

In May 2005, our Board of Directors approved a replacement shareholders’ rights plan designed to ensure that all of our shareholders receive fair and equal treatment in the event of certain proposals to acquire control of Rentrak. Under the rights plan, each shareholder received a dividend of one right for each share of our outstanding common stock, entitling the holders to purchase common stock having a market value equal to twice the exercise price. The rights become exercisable after any person or group acquires 15% or more of our outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owner of 15% or more of our outstanding common stock. Prior to the time that a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, the Board of Directors, at their discretion, may amend the rights plan, redeem the rights for $0.001 per right or waive application of the rights plan with respect to a merger or other acquisition of Rentrak. This rights plan expires May 18, 2015.

Note 12.  Commitments

Leases

We lease certain facilities under operating leases expiring at various dates through 2016. Minimum lease payments over the terms of the leases exceeding one year are as follows (in thousands):

Year Ending March 31,
2008	$1,140
2009	1,145
2010	1,067
2011	1,027
2012	1,055
Thereafter	5,406
Total minimum lease payments	$10,840

The leases require us to pay for taxes, insurance and maintenance. We also received $0.9 million from the landlord in fiscal 2007 as an incentive upon our lease renewal. These amounts are shown as deferred rent and will be amortized as a reduction to our rent expense over the lease term. Rent expense under operating leases is recognized on a straight-line basis over the terms of the leases and was approximately $1.0 million in fiscal 2007, 2006 and 2005.

Note 13.  Contingencies

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations. We currently have no material outstanding litigation.

Note 14.  401(k) Plan

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Contributions under the 401(k) Plan for calendar 2005 and 2004 were approximately $93,000 and $81,000, respectively. Our plan year ends on December 31. As of March 31, 2007, we have accrued $110,000 for anticipated contributions related to the plan year ended December 31, 2006 and $41,000 relating to the plan year ending December 31, 2007. During the first quarter of fiscal 2008, we paid $108,000 related to our contribution for the plan year ended December 31, 2006.

Note 15. Business Segments, Significant Suppliers, Product Lines and Major Customer

We operate in two business segments, our Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, primarily offered on a recurring subscription basis, which are no longer in the early stages, as well as operating our direct revenue sharing (“DRS”) services.

We did not have any revenues from our Other Division in fiscal 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in fiscal 2006 and fiscal 2005 was reclassified to the AMI Division for comparison purposes.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Year Ended March 31, 2007
Sales to external customers	$90,590	$15,408	$—	$105,998
Depreciation and amortization	49	1,257	430	1,736
Income (loss) from operations	14,410	5,982	(11,824)	8,568

Year Ended March 31, 2006
Sales to external customers	$81,301	$12,093	$—	$93,394
Depreciation and amortization	42	1,545	—	1,587
Income (loss) from operations	12,086	4,189	(10,233)	6,042

Year Ended March 31, 2005(2)
Sales to external customers	$86,806	$11,709	$23	$98,538

(1)   Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)   The depreciation and amortization and operating income (loss) segment information for fiscal 2005 is not included as it would be impracticable to do so.

Additional results of operations information by segment was as follows:

	Year Ended March 31,(1)
	2007		2006		2005
(Dollars in thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT Division
Revenues	$90,590	100.0%	$81,301	100.0%	$86,806	100.0%
Cost of sales	70,255	77.6	63,538	78.2	68,848	79.3
Gross margin	$20,335	22.4%	$17,763	21.8%	$17,958	20.7%

AMI Division
Revenues	$15,408	100.0%	$12,093	100.0%	$11,709	100.0%
Cost of sales	2,237	14.5	1,573	13.0	1,034	8.8
Gross margin	$13,171	85.5%	$10,520	87.0%	$10,675	91.2%

Other Division
Revenues	$—	—	$—	—	$23	100.0%
Cost of sales	—	—	—	—	—	—
Gross margin	$—	—	$—	—	$23	100.0%

(1)   Percentages may not add due to rounding.

PPT revenue by service activity was as follows (in thousands):

Year Ended March 31,	2007	2006	2005
Order processing fees	$9,136	$7,546	$5,015
Transaction fees	65,212	59,062	64,335
Sell-through fees	15,356	13,714	16,323
Other	886	979	1,133
	$90,590	$81,301	$86,806

AMI revenue by service activity was as follows (in thousands):

Year Ended March 31,	2007	2006	2005
Essentials	$7,822	$6,126	$4,818
DRS	7,586	5,967	6,891
	$15,408	$12,093	$11,709

During fiscal 2007, 2006 and 2005, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

Year Ended March 31,	2007	2006	2005
Program Supplier 1	20%	5%	6%
Program Supplier 2	17%	14%	13%
Program Supplier 3	16%	24%	36%
Program Supplier 4	12%	16%	4%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for fiscal 2007, 2006 or 2005. Additionally, we are currently negotiating with the third Program Supplier listed above in an effort to secure a new revenue sharing agreement. To date, however, we have been unable to finalize a new agreement acceptable to both parties. Although management does not believe that the relationships with our remaining significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

We had one PPT customer that accounted for 19% of our total revenue in fiscal 2005. The agreement with this PPT customer expired in September 2004. There were no other customers that accounted for 10% or more of our total revenue in fiscal 2007, 2006 and 2005.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2007 was as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Revenue	$26,901	$24,083	$26,757	$28,257
Income from operations	2,359	2,689	1,095	2,425
Net income	1,588	1,931	869	1,660
Basic net income per share	0.15	0.18	0.08	0.16
Diluted net income per share	0.14	0.17	0.08	0.15

2006
Revenue	$20,882	$20,164	$23,957	$28,391
Income from operations	877	1,485	1,489	2,191
Net income	656	1,104	1,126	1,580
Basic net income per share	0.06	0.10	0.11	0.15
Diluted net income per share	0.06	0.10	0.10	0.14

Rentrak Corporation

Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2005	$839	$28	$(604)	$391	$654
Fiscal 2006	654	1	(849)	655	461
Fiscal 2007	461	—	(400)	535	596

Program Suppliers reserve
Fiscal 2005	$4,521	$593	$(1,828)	$(40)	$3,246
Fiscal 2006	3,246	108	(3,320)	(2)	32
Fiscal 2007	32	23	(9)	(23)	23

Other current assets – retailer financing program reserve
Fiscal 2005	$838	$—	$(838)	$—	$—
Fiscal 2006	—	—	—	—	—
Fiscal 2007	—	—	—	—	—

Other assets – retailer financing program reserve
Fiscal 2005	$5,661	$—	$(5,642)	$(19)	$—
Fiscal 2006	—	—	—	—	—
Fiscal 2007	—	—	—	—	—

Valuation allowance on deferred tax assets
Fiscal 2005	$299	$104	$—	$—	$403
Fiscal 2006	403	221	—	—	624
Fiscal 2007	624	(517)	—	—	107

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rentrak Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, that Rentrak Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rentrak Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rentrak Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Rentrak Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rentrak Corporation as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 4, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, OR
June 4, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.       EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Executive Compensation,” “Director Compensation for Fiscal 2007” and “Report of the Compensation Committee.”

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2007, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(2)	1,167,650	$6.17	(4)	905,275

Equity compensation plans not approved by shareholders(3)	63,014	4.87		—
Total	1,230,664	$6.10		905,275

(1)   See Note 11 of Notes to Consolidated Financial Statements for a description of the significant terms of the outstanding options and deferred stock units.

(2)   Equity compensation plans approved by shareholders include the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.

(3)   Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval include the 1997 Non-Officer Employee Stock Option Plan.

(4)   The weighted average exercise price does not take into account deferred stock units (“DSUs”) granted to our non-employee directors under the 2005 Stock Incentive Plan. DSUs represent the right to receive shares of our common stock upon ceasing to be a director following a one-year vesting period, with immediate vesting in full upon death, disability or a change in control of Rentrak. There were 45,000 DSUs outstanding at March 31, 2007, representing the right to receive an equal number of shares.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Matters Relating to Our Auditors.”

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of our independent registered public accounting firm, are included on the pages indicated below:

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

Date: June 13, 2007	RENTRAK CORPORATION

	By:	/s/ Paul A. Rosenbaum
Paul A. Rosenbaum
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 13, 2007.

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
Stanford C. Stoddard, Director

EXHIBIT INDEX

The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005. (23)
3.2	1995 Restated Bylaws, as amended to date. (1)
10.1*	Summary of compensation arrangements for non-employee directors of Rentrak Corporation. (35)
10.2	Reserved.
10.3*	The 1997 Equity Participation Plan of Rentrak Corporation, as amended. (3)
10.4*	Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan. (4)
10.5*	Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan. (5)
10.6*	The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (13)
10.7*	Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (14)
10.8*	Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (15)
10.9*	Third Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (16)
10.10*	Rentrak Corporation 2005 Stock Incentive Plan. (29)
10.11*	Form of Award Agreement for Non-Qualified Stock Option under 2005 Stock Incentive Plan. (30)
10.12	Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”) dated July 15, 2002. (24)
10.13	First Amendment, dated July 1, 2003, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (25)
10.14	Fourth Amendment, dated February 11, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (26)
10.15	Fifth Amendment to Credit Agreement, dated December 1, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (27)
10.16	Sixth Amendment, dated December 1, 2006, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (36)
10.17	Revolving Line of Credit Note, dated December 1, 2005. (28)
10.18*	Employment Agreement with Mark L. Thoenes effective January 1, 2007. (6)
10.19*	Employment Agreement with Timothy J. Erwin effective January 1, 2007.
10.20	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and U.S. Stock Transfer Corporation. (8)
10.21*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (9)
10.22*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (10)
10.23*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (32)
10.24*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (33)
10.25*	Employment Agreement with Amir Yazdani effective January 1, 2007.
10.26*	Employment Agreement with Paul A. Rosenbaum dated October 1, 2001. (12)
10.27*	Employment Agreement between Rentrak Corporation and Marty Graham effective January 1, 2007. (31)
10.28*	Employment Agreement with Ronald Giambra dated July 1, 2002. (17)
10.29*	Amendment, dated June 1, 2003, to Employment Agreement dated July 1, 2002, between Ronald Giambra and Rentrak Corporation. (18)
10.30*	Amendment No. 2 dated February 10, 2005 to Employment Agreement dated July 1, 2002, between Ronald Giambra and Rentrak Corporation. (21)
10.31*	Employment Agreement between Kenneth M. Papagan and Rentrak Corporation effective January 1, 2007. (19)
10.32*	Employment Agreement between Cathy Hetzel and Rentrak Corporation effective January 1, 2007. (20)
10.33*	Form of Award Agreement for Non-Employee Director Deferred Stock Units. (37)
21	List of Subsidiaries of Registrant. (22)
23.1	Consent of GRANT THORNTON LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Description of Capital Stock of Rentrak Corporation. (34)

*      Management Contract or Compensatory Plan or Arrangement.

**    Portions omitted pursuant to a request for confidentiality treatment filed with the Securities and Exchange Commission.

E-1

1.	Filed as Exhibit 3.1 to Form 10-Q filed on February 14, 2001.
2.	Reserved.
3.	Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.
4.	Filed as Exhibit 10.8 to 2003 Form 10-K filed on June 26, 2003.
5.	Filed as Exhibit 10.9 to 2003 Form 10-K filed on June 26, 2003.
6.	Filed as Exhibit 10.1 to Form 8-K filed on May 4, 2007.
7.	Reserved.
8.	Filed as Exhibit 4.1 to Form 8-K filed on May 18, 2005.
9.	Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.
10.	Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.
11.	Reserved.
12.	Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.
13.	Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
14.	Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.
15.	Filed as Exhibit 10.31 to 2002 From 10-K filed on June 28, 2002.
16.	Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.
17.	Filed as Exhibit 10.5 to Form 10-Q filed on February 14, 2003.
18.	Filed as Exhibit 10.27 to Form 10-K filed on July 14, 2004.
19.	Filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007.
20.	Filed as Exhibit 10.1 to Form 8-K filed on March 27, 2007.
21.	Filed as Exhibit 10.1 to Form 8-K filed on February 15, 2005.
22.	Filed as Exhibit 21 to Form 10-K filed on July 14, 2004.
23.	Filed as Exhibit 3.1 to Form 10-K filed on June 13, 2005.
24.	Filed as Exhibit 10.7 to Form 10-K filed on June 13, 2005.
25.	Filed as Exhibit 10.8 to Form 10-K filed on June 13, 2005.
26.	Filed as Exhibit 10.11 to Form 10-K filed on June 13, 2005.
27.	Filed as Exhibit 10.1 to Form 10-Q filed on February 7, 2006.
28.	Filed as Exhibit 10.2 to Form 10-Q filed on February 7, 2006.
29.	Filed as Exhibit 10.1 to Form 8-K filed on August 31, 2005.
30.	Filed as Exhibit 10.1 to Form 10-Q filed on November 8, 2005.
31.	Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2007.
32.	Filed as Exhibit 10.17 to Form 10-K filed on June 13, 2005.
33.	Filed as Exhibit 10.18 to Form 10-K filed on June 13, 2005.
34.	Filed as Exhibit 99.1 to Form 8-K filed on May 18, 2005.
35.	Filed as Exhibit 10.1 to Form 10-Q filed on August 9, 2006.
36.	Filed as Exhibit 10.1 to Form 10-Q filed on February 9, 2007.
37.	Filed as Exhibit 10.1 to Form 10-Q filed on November 9, 2006.

E-2