Form 10-Q
period 2007-06-30
RENTRAK CORP
filed 2007-08-09
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,736,791
(Class)	(Outstanding at August 3, 2007)

RENTRAK CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2007 and March 31, 2007 (unaudited)

Condensed Consolidated Income Statements - Three Months Ended June 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years Ended March 31, 2007 and 2006 and three months ended June 30, 2007 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	March 31,
	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$9,704	$11,351
Marketable securities	22,107	22,105
Accounts receivable, net of allowances for doubtful accounts of $539 and $596	18,928	19,965
Note receivable	391	385
Advances to program suppliers, net of program supplier reserves of $38 and $23	83	166
Deferred income tax assets	77	77
Other current assets	896	574
Total Current Assets	52,186	54,623

Property and Equipment, net of accumulated depreciation of $6,649 and $6,325	5,382	5,097
Other Assets	671	652
Total Assets	$58,239	$60,372

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,215	$13,707
Taxes payable	871	125
Accrued liabilities	321	455
Deferred rent, current portion	90	90
Accrued compensation	900	1,631
Deferred revenue	701	460
Total Current Liabilities	12,098	16,468

Deferred Rent, long-term portion	1,034	1,050
Deferred Income Tax Liabilities	215	333
Taxes payable, long term	1,675	—
Notes Payable	957	955
Total Liabilities	15,979	18,806

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,737 and 10,724	11	11
Capital in excess of par value	48,687	48,155
Accumulated other comprehensive income	320	132
Accumulated deficit	(6,758)	(6,732)
Total Stockholders’ Equity	42,260	41,566
Total Liabilities and Stockholders’ Equity	$58,239	$60,372

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2007	2006

Revenue	$24,337	$26,901

Operating expenses:
Cost of sales	15,964	18,531
Selling and administrative	6,439	6,011
	22,403	24,542
Income from operations	1,934	2,359

Other income (expense):
Interest income	407	354
Interest expense	(2)	(1)
	405	353

Income before income taxes	2,339	2,712
Provision for income taxes	1,036	1,124
Net income	$1,303	$1,588

Basic net income per share	$0.12	$0.15

Diluted net income per share	$0.11	$0.14

Shares used in per share calculations:
Basic	10,726	10,699
Diluted	11,333	11,225

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,303	$1,588
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Tax benefits from stock option exercises	56	48
Depreciation and amortization	324	405
Adjustment to allowance for doubtful accounts	(57)	23
Stock-based compensation	353	197
Excess tax benefits from stock-based compensation	(19)	(25)
Deferred income taxes	(118)	(22)
(Increase) decrease in:
Accounts receivable	1,094	(346)
Advances to program suppliers	83	(10)
Income taxes receivable and prepaid taxes	—	(48)
Other current assets	(347)	(201)
Increase (decrease) in:
Accounts payable	(4,492)	(1,116)
Taxes payable	1,092	396
Accrued liabilities and compensation	(865)	(747)
Deferred rent	(16)	396
Deferred revenue and other liabilities	243	262
Net cash (used in) provided by operating activities	(1,366)	800

Cash flows from investing activities:
Purchase of marketable securities	(2)	(7,257)
Purchase of property and equipment	(609)	(1,100)
Note receivable payments received	—	114
Net cash used in investing activities	(611)	(8,243)

Cash flows from financing activities:
Issuance of common stock	123	149
Excess tax benefits from stock-based compensation	19	25
Repurchase of common stock	—	(1,535)
Net cash provided by (used in) financing activities	142	(1,361)

Effect of foreign exchange translation on cash	188	—

Decrease in cash and cash equivalents	(1,647)	(8,804)

Cash and cash equivalents:
Beginning of year	11,351	15,666
End of period	$9,704	$6,862

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$5	$748

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share amounts)

				Cumulative
			Capital	Other		Total
	Common Stock		In Excess	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	of Par Value	Income	Deficit	Equity
Balance at March 31, 2005	10,544,913	$10	$46,988	$181	$(17,246)	$29,933

Net income	—	—	—	—	4,466	4,466
Common stock issued pursuant to stock plans	152,423	1	707	—	—	708
Fair value of options granted to non-employee	—	—	219	—	—	219
Income tax benefit from stock option exercises	—	—	155	—	—	155
Balance at March 31, 2006	10,697,336	11	48,069	181	(12,780)	35,481

Net income	—	—	—	—	6,048	6,048
Unrealized loss on foreign currency translation	—	—	—	(49)	—	(49)
Comprehensive income						5,999
Common stock issued pursuant to stock plans	321,359	—	465	—	—	465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—	(131)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	358	—	—	358
Stock-based compensation expense - options	—	—	498	—	—	498
Common stock repurchased	(193,500)	—	(1,948)	—	—	(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—	844
Balance at March 31, 2007	10,723,728	11	48,155	132	(6,732)	41,566

Net income	—	—	—	—	1,303	1,303
Unrealized gain on foreign currency translation	—	—	—	188	—	188
Comprehensive income						1,491
Common stock issued pursuant to stock plans	12,888	—	123	—	—	123
Deferred stock units granted to Board of Directors	—	—	268	—	—	268
Stock-based compensation expense - options	—	—	85	—	—	85
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)	(1,329)
Income tax benefit from stock option and warrant exercises	—	—	56	—	—	56
Balance at June 30, 2007	10,736,616	$11	$48,687	$320	$(6,758)	$42,260

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2007 Annual Report to Shareholders.

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

Note 2.  Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended June 30,
	2007	2006
Basic EPS:
Weighted average number of shares of common stock outstanding	10,726	10,699
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	607	526
	11,333	11,225

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	-0-	25

Note 3.  Business Segments, Significant Suppliers and Product Lines

We operate in two business segments, our Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services, primarily offered on a recurring subscription basis, which are no longer in the early stages. Effective April 1, 2007, we realigned and moved our Direct Revenue Sharing (“DRS”) line of business from the AMI Division to the PPT Division. Prior period information has been reclassified to conform to the current presentation.

We did not have any revenues from our Other Division in the fiscal 2008 or fiscal 2007 periods.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended June 30, 2007
Sales to external customers	$21,984	$2,353	$—	$24,337
Depreciation and amortization	17	161	146	324
Income (loss) from operations	4,613	300	(2,979)	1,934

Three Months Ended June 30, 2006
Sales to external customers	$25,180	$1,721	$—	$26,901
Depreciation and amortization	12	318	75	405
Income (loss) from operations	5,457	(294)	(2,804)	2,359

(1)          Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended June 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$21,984	100.0%	$25,180	100.0%
Cost of sales	15,547	70.7	18,043	71.7
Gross margin	$6,437	29.3%	$7,137	28.3%

AMI Division
Revenues	$2,353	100.0%	$1,721	100.0%
Cost of sales	417	17.7	488	28.4
Gross margin	$1,936	82.3%	$1,233	71.6%

(1) Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Order processing fees	$1,756	$2,533
Transaction fees	14,319	16,757
Sell-through fees	4,020	3,961
DRS fees	1,733	1,677
Essentials Suite™	2,353	1,721
Other	156	252
	$24,337	$26,901

During the three-month periods ended June 30, 2007 and 2006, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended June 30,
	2007	2006
Program Supplier 1	17%	17%
Program Supplier 2	16%	16%
Program Supplier 3	16%	14%
Program Supplier 4	14%	—
Program Supplier 5	7%	15%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the quarters ended June 30, 2007 or 2006. We are continuing negotiations with our fifth largest Program Supplier. To date, however, we have been unable to finalize a new agreement with this supplier.  Our existing agreement expired March 31, 2007, so we did not receive any new product from this supplier during the first quarter of fiscal 2008.  Although management does not believe that the relationships with the remaining significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the quarters ended June 30, 2007 or 2006.

Note 4.  Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.”

Stock option activity for the first quarter of fiscal 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2007	1,185,664	$6.10
Granted	—	—
Exercised	(12,888)	9.56
Forfeited	—	—
Outstanding at June 30, 2007	1,172,776	6.07

As of June 30, 2007, unrecognized stock-based compensation related to outstanding, but unvested options was $0.5 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

On April 2, 2007, we granted 9,000 DSUs to each non-employee member of our Board of Directors, for a total of 45,000 DSUs, which vest one year from the date of grant. The fair market value of our common stock on the date of grant was $15.45 per share. Accordingly, the total value of the DSUs granted was $0.7 million and will be recognized in fiscal 2008.

Deferred stock unit (“DSU”) activity for the first quarter of fiscal 2008 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2007(1)	45,000	$10.04
Granted	45,000	15.45
Issued	—	—
Forfeited	—	—
Outstanding at June 30, 2007	90,000	12.74

(1)          These DSU awards vested in full on June 15, 2007, but will not be issued until the recipient ceases to be a director.

As of June 30, 2007, the unrecognized compensation expense related to unvested DSUs was $0.5 million, which will be recognized over the weighted average remaining vesting period of nine months.

Note 5.   Adoption of Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in tax positions and applies to situations where there is uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position.  FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle, if material.

The cumulative effects of applying FIN 48 have been recorded as an increase of $1.3 million to our Accumulated Deficit and a corresponding increase to the long-term portion of Taxes Payable as it is not likely that this amount will be paid in the next twelve months.  We also began including income tax related interest and penalties expense in our provision for income taxes on our Condensed Consolidated Income Statements, in accordance with paragraph 19 of FIN 48. The amount of related interest and penalties expense for the quarter ended June 30, 2007 was approximately $14,000.

As of April 1, 2007, the total amount of unrecognized tax benefits was $1.7 million, all of which would affect the effective tax rate, if recognized. This amount includes cumulative penalties and interest as of the date of adoption of $0.3 million.

We file federal income tax returns, Canadian income tax returns and State of Oregon income tax returns, as well as multiple other state and local jurisdiction tax returns and have open tax periods in each of the jurisdictions for the years ended March 31, 2000 through March 31, 2007. We do not believe it is likely that our unrecognized tax benefits will significantly change within the next twelve months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of digital videodiscs (“DVDs”) and videocassettes (“Cassettes”) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; and our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007. These risk factors have not significantly changed since the filing of the fiscal 2007 Form 10-K.

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

Effective April 1, 2007, we moved our Direct Revenue Sharing (“DRS”) line of business from the AMI Division to the PPT Division. Prior period information has been reclassified to conform to the current presentation. Our DRS services collect, track, audit and report the results of DRS retailers, such as Blockbuster Entertainment, Movie Gallery and Netflix, to the respective suppliers under established agreements on a fee for service basis.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business intelligence services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business intelligence information valuable to our clients.

The PPT Division

The financial results from the PPT Division continue to be affected by the changing dynamics in the home video rental market. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers or other Retailers, purchasing previously viewed Units from our Participating Retailers or other Retailers, ordering product via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the unit directly or selecting an at-home “pay-per-view” or “on- demand” option. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases.  Most of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios have increased. These programs are, in part, an economic response to the changing dynamics of the home video rental market. We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong and we are implementing strategies to obtain new Participating Retailers and Program Suppliers in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

Currently, we are continuing negotiations with our fifth largest Program Supplier. To date, however, we have been unable to finalize a new agreement with this supplier. Our existing agreement expired March 31, 2007, so we did not receive any new product from this supplier during the first quarter of fiscal 2008. We continue to be in good standing with our remaining Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In November 2005, based on our successful involvement with a major studio in Canada, we entered into a revenue sharing agreement which extends product offerings to Participating Retailers in the United States. This agreement was effective for titles released beginning in January 2006, giving our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years, and yielding 16% of our total revenues in the first quarters of fiscal 2008 and fiscal 2007. Also, in October 2006, we began offering product from a major studio to our U.S. Participating Retailers yielding 14% and 5.6% of our total revenues in the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively. Additional Program Suppliers represented 17% and 16% of our total revenues in the first quarter of fiscal 2008. As is typical of our agreements with Program Suppliers, our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development.  Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business intelligence service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 36.7% during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

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

•                  buy-out fees generated when retailers purchase Units at the end of the lease term; and

•                  DRS fees from data tracking and reporting services provided to Program Suppliers.

AMI Division

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

Results of Operations

	Three Months Ended June 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT Division	$21,984	90.3%	$25,180	93.6%
AMI Division	2,353	9.7	1,721	6.4
	24,337	100.0	26,901	100.0
Operating expenses:
Cost of sales	15,964	65.6	18,531	68.9
Selling and administrative	6,439	26.5	6,011	22.3
	22,403	92.1	24,542	91.2
Income from operations	1,934	7.9	2,359	8.8
Other income (expense):
Interest income	407	1.7	354	1.3
Interest expense	(2)	—	(1)	—
	405	1.7	353	1.3
Income before income tax provision	2,339	9.6	2,712	10.1
Income tax provision	1,036	4.3	1,124	4.2
Net income	$1,303	5.4	$1,588	5.9%

(1) Percentages may not add due to rounding.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended June 30, 2007
Sales to external customers	$21,984	$2,353	$—	$24,337
Depreciation and amortization	17	161	146	324
Income (loss) from operations	4,613	300	(2,979)	1,934

Three Months Ended June 30, 2006
Sales to external customers	$25,180	$1,721	$—	$26,901
Depreciation and amortization	12	318	75	405
Income (loss) from operations	5,457	(294)	(2,804)	2,359

(1)        Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended June 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$21,984	100.0%	$25,180	100.0%
Cost of sales	15,547	70.7	18,043	71.7
Gross margin	$6,437	29.3%	$7,137	28.3%

AMI Division
Revenues	$2,353	100.0%	$1,721	100.0%
Cost of sales	417	17.7	488	28.4
Gross margin	$1,936	82.3%	$1,233	71.6%

(1) Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Order processing fees	$1,756	$2,533
Transaction fees	14,319	16,757
Sell-through fees	4,020	3,961
DRS fees	1,733	1,677
Essentials Suite™	2,353	1,721
Other	156	252
	$24,337	$26,901

Revenue

Revenue decreased $2.6 million, or 9.5%, to $24.3 million in the first quarter of fiscal 2008 compared to $26.9 million in the first quarter of fiscal 2007. The decrease in revenue was primarily due to decreases in order processing fees and transaction fees, partially offset by an increase in our Essentials Suite™ of products, as described more fully below.

PPT Division

PPT Division revenues decreased $3.2 million, or 12.7%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 as detailed below (in thousands):

Three Months Ended June 30,	2007	2006
Order processing fees	$1,756	$2,533
Transaction fees	14,319	16,757
Sell-through fees	4,020	3,961
DRS	1,733	1,677
Other	156	252
	$21,984	$25,180

Order processing fees decreased $0.8 million, or 30.7%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to lower volumes. The number of Units shipped decreased by 24% to 1.5 million Units during the first quarter of fiscal 2008 compared to 1.9 million Units in the first quarter of fiscal 2007, which contributed to an approximately $0.6 million decrease in revenue. In addition, order processing fees decreased to $1.18 per Unit in the first quarter of fiscal 2008 compared to $1.29 per Unit in the first quarter of fiscal 2007, resulting in a decrease of $0.2 million in revenues. The decrease in volume was due to an overall weakness in the quality of titles released in the current quarter compared to the prior year’s quarter and the loss of one of our major program suppliers. This supplier represented 15% of our PPT revenues during the first quarter of fiscal 2007 and 7% of our revenues during the first quarter of fiscal 2008. Most of the Units from this Program Supplier were shipped and released during the fourth quarter of fiscal 2007. Unless we are able to sign a new agreement with this Program Supplier, we are expecting revenues from this supplier to decline over the next few months as Units reach the end of their six-month revenue sharing term.

Transaction fees decreased $2.4 million, or 14.5%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease was primarily due to lower rental transactions. Rental transactions at our Participating Retailers decreased 14% while the rate per transaction increased by 3%, excluding the impact of minimum guarantees. Rental transactions have declined due to the overall market conditions and the loss of the Program Supplier noted above.

AMI Division

Revenues from our AMI division, which consists of our Essentials™ business intelligence service offerings, increased $0.6 million, or 36.7%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

Other Division

We did not have any revenues from our Other Division in the first quarter of fiscal 2008 or fiscal 2007.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs in the PPT Division and costs in the AMI Division associated with certain Essentials™ business intelligence service offerings. These expenditures represent the direct costs to produce revenues.

In the PPT Division, order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any period.  As a result, it is difficult to predict the ultimate impact these Program Supplier Revenue Sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

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

Cost of sales decreased $2.6 million, or 13.9%, to $16.0 million in the first quarter of fiscal 2008 compared to $18.5 million in the first quarter of fiscal 2007. Cost of sales as a percentage of revenue was 65.6% in the first quarter of fiscal 2008 compared to 68.9% in the first quarter of fiscal 2007. The decrease in cost of sales was primarily due to the decrease in revenues discussed above, as well as to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily due to a shift to more AMI Division revenue as compared to PPT Division revenue.  We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue.   Also, effective April 1, 2007, we increased the estimated lives of our capitalized software to five years from three years based on a review of our previous usage of such internally developed software. Therefore, costs associated with amortizing this software decreased in the first quarter of fiscal 2008.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.4 million, or 7.1%, to $6.4 million in the first quarter of fiscal 2008 compared to $6.0 million in the first quarter of fiscal 2007. This increase was primarily due to a $0.2 million increase in stock-based compensation related to the issuance of deferred stock units on April 2, 2007, and increased hiring associated with the expansion of our AMI Division. As a percentage of revenues, selling and administrative expenses were 26.5% for the first quarter of fiscal 2008 compared to 22.3% for the first quarter of fiscal 2007, primarily due to the increase in dollars spent combined with decreased revenues over which to spread fixed costs.

Interest Income

Interest income was $407,000 and $354,000 in the first quarter of fiscal 2008 and 2007, respectively. The increase in interest income primarily relates to higher interest rates and higher average cash and investment balances in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Our average combined cash and investment balance was $32.5 million and $29.0 million for the first quarter of fiscal 2008 and 2007, respectively.

Income Taxes

Our effective tax rate was 44.3% and 41.5% in the first quarter of fiscal 2008 and 2007, respectively.   Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The increase in rate is also due to changes associated with our adoption of FIN 48. See Note 5: Adoption of Interpretation No. 48 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least June 30, 2008.

Cash and cash equivalents decreased $1.7 million to $9.7 million at June 30, 2007 compared to $11.4 million at March 31, 2007. This decrease resulted primarily from the usage of $1.4 million by our operating activities and $0.6 million for the purchase of property and equipment. Our current ratio was 4.3:1.0 at June 30, 2007 and 3.3:1.0 at March 31, 2007.

Accounts receivable, net of allowances, decreased $1.1 million to $18.9 million at June 30, 2007 compared to $20.0 million at March 31, 2007, primarily due to lower revenues during the quarter ended June 30, 2007, compared to the last quarter of our fiscal year ended March 31, 2007.

During the first quarter of fiscal 2008, we spent $0.6 million on property and equipment, including $0.4 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $4.6 million on property and equipment in fiscal 2008, including approximately $3.2 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2008 will be primarily for computer equipment.

Accounts payable decreased $4.5 million to $9.2 million at June 30, 2007 compared to $13.7 million at March 31, 2007 primarily due to the timing of payments to Program Suppliers and other vendors.

Current and long-term taxes payable increased $2.4 million to $2.5 million at June 30, 2007 compared to $0.1 million at March 31, 2007 primarily due to our implementation of FIN 48 and the timing of estimated tax payments relating to fiscal 2008. See Note 5: Adoption of Interpretation No. 48 of the Notes to the Condensed Consolidated Financial Statements.

Accrued compensation decreased $0.7 million to $0.9 million at June 30, 2007 compared to $1.6 million at March 31, 2007 primarily due to the payment of annual accrued bonuses relating to the fiscal year ended March 31, 2007.

Deferred rent, current and long-term, of $1.1 million at June 30, 2007 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease and totals approximately $29,000 per quarter.

Notes payable of $1.0 million at June 30, 2007 represents a $0.7 million loan from the Portland Development Commission (“PDC”), a $58,000 conditional grant from the PDC and a $0.2 million loan from the State of Oregon related to our fiscal 2007 corporate headquarters renovations. The loan from the PDC of $0.7 million does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning January 1, 2009. Similar terms apply to the conditional grant of $58,000. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. We are currently in compliance with these agreements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. Through June 30, 2007, 193,500 shares had been repurchased under this plan at an average price of $10.07 per share and 806,500 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2007. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended June 30, 2007, we determined that we were in compliance with the financial covenants at June 30, 2007. At June 30, 2007, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

With the exception of the adoption of Interpretation No. 48 as described in Note 5 of Notes to Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our fiscal 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our fiscal 2007 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Employment Agreement dated January 1, 2007 between Ronald Giambra and Rentrak Corporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 9, 2007	RENTRAK CORPORATION

		By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer