Form 10-Q
period 2007-09-30
RENTRAK CORP
filed 2007-11-07
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,748,127
(Class)	(Outstanding at November 1, 2007)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2007	March 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$14,662	$11,351
Marketable securities	19,699	22,105
Accounts receivable, net of allowances for doubtful accounts of $488 and $596	17,066	19,965
Note receivable	396	385
Advances to program suppliers, net of program supplier reserves of $18 and $23	77	166
Deferred income tax assets	77	77
Other current assets	1,110	574
Total Current Assets	53,087	54,623

Property and Equipment, net of accumulated depreciation of $6,962 and $6,325	5,746	5,097
Other Assets	656	652
Total Assets	$59,489	$60,372

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,751	$13,707
Taxes payable	336	125
Accrued liabilities	412	455
Deferred rent, current portion	90	90
Accrued compensation	986	1,631
Deferred revenue	764	460
Total Current Liabilities	12,339	16,468

Deferred Rent, long-term portion	1,019	1,050
Deferred Income Tax Liabilities	204	333
Taxes payable, long term	1,675	—
Notes Payable	960	955
Total Liabilities	16,197	18,806

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,740 and 10,724	11	11
Capital in excess of par value	48,486	48,155
Accumulated other comprehensive income	393	132
Accumulated deficit	(5,598)	(6,732)
Total Stockholders’ Equity	43,292	41,566
Total Liabilities and Stockholders’ Equity	$59,489	$60,372

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006

Revenue	$22,866	$24,083	$47,203	$50,984
Cost of sales	14,926	15,499	30,890	34,030
Gross margin	7,940	8,584	16,313	16,954

Selling and administrative	6,278	5,895	12,717	11,906
Income from operations	1,662	2,689	3,596	5,048

Other income (expense):
Interest income	410	341	817	695
Interest expense	(2)	(1)	(4)	(2)
	408	340	813	693

Income before income taxes	2,070	3,029	4,409	5,741
Provision for income taxes	910	1,098	1,946	2,222
Net income	$1,160	$1,931	$2,463	$3,519

Basic net income per share	$0.11	$0.18	$0.23	$0.33

Diluted net income per share	$0.10	$0.17	$0.22	$0.32

Shares used in per share calculations:
Basic	10,759	10,553	10,743	10,617
Diluted	11,260	11,102	11,271	11,129

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$2,463	$3,519
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Tax benefit from stock-based compensation	336	154
Depreciation and amortization	648	822
Loss on disposal of fixed assets	13	33
Accrued interest on notes payable	5	—
Adjustment to allowance for doubtful accounts	(108)	(14)
Stock-based compensation	538	458
Excess tax benefits from stock-based compensation	(179)	(126)
Deferred income taxes	(129)	(102)
(Increase) decrease in:
Accounts receivable	3,007	3,608
Note receivable issued to customer	(11)	(451)
Advances to program suppliers	89	138
Landlord receivable	—	(415)
Income taxes receivable and prepaid taxes	—	(48)
Other assets	(539)	(258)
Increase (decrease) in:
Accounts payable	(3,957)	(5,098)
Taxes payable	557	(69)
Accrued liabilities and compensation	(688)	(465)
Deferred rent	(31)	811
Deferred revenue and other liabilities	304	18
Net cash provided by operating activities	2,318	2,515

Cash flows from investing activities:
Purchase of marketable securities	—	(7,257)
Maturity of marketable securities	2,406	—
Purchase of property and equipment	(1,310)	(2,348)
Note receivable payments received	—	183
Net cash provided by (used in) investing activities	1,096	(9,422)

Cash flows from financing activities:
Proceeds from notes payable	—	598
Issuance of common stock	680	179
Excess tax benefits from stock-based compensation	179	126
Repurchase of common stock	(1,223)	(1,948)
Net cash used in financing activities	(364)	(1,045)

Effect of foreign exchange translation on cash	261	—

Increase (decrease) in cash and cash equivalents	3,311	(7,952)

Cash and cash equivalents:
Beginning of period	11,351	15,666
End of period	$14,662	$7,714

Supplemental cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	1,181	2,285

Supplemental non-cash information
Common stock withheld in payment of exercise price for stock options	$19	$238

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income

	Shares	Amount			Accumulated Deficit
						Total Stockholders’ Equity
Balance at March 31, 2005	10,544,913	$10	$46,988	$181	$(17,246)	$29,933

Net income	—	—	—	—	4,466	4,466
Common stock issued pursuant to stock plans	152,423	1	707	—	—	708
Fair value of options granted to non-employee	—	—	219	—	—	219
Income tax benefit from stock option exercises	—	—	155	—	—	155
Balance at March 31, 2006	10,697,336	11	48,069	181	(12,780)	35,481

Net income	—	—	—	—	6,048	6,048
Unrealized loss on foreign currency translation	—	—	—	(49)	—	(49)
Comprehensive income						5,999
Common stock issued pursuant to stock plans	321,359	—	465	—	—	465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—	(131)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	358	—	—	358
Stock-based compensation expense - options	—	—	498	—	—	498
Common stock repurchased	(193,500)	—	(1,948)	—	—	(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—	844
Balance at March 31, 2007	10,723,728	11	48,155	132	(6,732)	41,566

Net income	—	—	—	—	2,463	2,463
Unrealized gain on foreign currency translation	—	—	—	261	—	261
Comprehensive income						2,724
Common stock issued pursuant to stock plans	113,063	—	699	—	—	699
Common stock used to pay for option exercises and taxes	(1,717)	—	(19)	—	—	(19)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—	—
Deferred stock units granted to Board of Directors, net	—	—	372	—	—	372
Stock-based compensation expense - options	—	—	166	—	—	166
Common stock repurchased	(104,571)	—	(1,223)	—	—	(1,223)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)	(1,329)
Income tax benefit from stock-based compensation	—	—	336	—	—	336
Balance at September 30, 2007	10,739,503	$11	$48,486	$393	$(5,598)	$43,292

See accompanying Notes to Condensed Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2007 Annual Report to Shareholders.

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

Note 2. Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Basic EPS:
Weighted average number of shares of common stock outstanding	10,759	10,553	10,743	10,617
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	501	549	528	512
	11,260	11,102	11,271	11,129
Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	—	25	—	25

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

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2007
Sales to external customers	$20,353	$2,513	$—	$22,866
Depreciation and amortization	20	167	137	324
Income (loss) from operations	3,987	318	(2,643)	1,662

Three Months Ended September 30, 2006
Sales to external customers	$22,117	$1,966	$—	$24,083
Depreciation and amortization	11	334	71	416
Income (loss) from operations	5,617	(162)	(2,766)	2,689

Six Months Ended September 30, 2007
Sales to external customers	$42,337	$4,866	$—	$47,203
Depreciation and amortization	37	328	283	648
Income (loss) from operations	8,600	618	(5,622)	3,596

Six Months Ended September 30, 2006
Sales to external customers	$47,297	$3,687	$—	$50,984
Depreciation and amortization	23	652	147	822
Income (loss) from operations	11,074	(456)	(5,570)	5,048

(1)          Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended September 30, (1)
	2007		2006
(Dollars in thousands) PPT Division	Dollars	% of revenues	Dollars	% of revenues
Revenues	$20,353	100.0%	$22,117	100.0%
Cost of sales	14,466	71.1	14,917	67.4
Gross margin	$5,887	28.9%	$7,200	32.6%

AMI Division
Revenues	$2,513	100.0%	$1,966	100.0%
Cost of sales	460	18.3	582	29.6
Gross margin	$2,053	81.7%	$1,384	70.4%

	Six Months Ended September 30, (1)
	2007		2006
(Dollars in thousands) PPT Division	Dollars	% of revenues	Dollars	% of revenues
Revenues	$42,337	100.0%	$47,297	100.0%
Cost of sales	30,013	70.9	32,960	69.7
Gross margin	$12,324	29.1%	$14,337	30.3%

AMI Division
Revenues	$4,866	100.0%	$3,687	100.0%
Cost of sales	877	18.0	1,070	29.0
Gross margin	$3,989	82.0%	$2,617	71.0%

(1) Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Order processing fees	$1,697	$1,700	$3,453	$4,233
Transaction fees	13,625	14,364	27,944	31,121
Sell-through fees	3,446	3,923	7,466	7,884
DRS fees	1,441	1,945	3,174	3,622
Essentials Suite™	2,513	1,966	4,866	3,687
Other	144	185	300	437
	$22,866	$24,083	$47,203	$50,984

During the three and six-month periods ended September 30, 2007 and 2006, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Program Supplier 1	19%	17%	18%	17%
Program Supplier 2	18%	10%	17%	12%
Program Supplier 3	13%	13%	15%	15%
Program Supplier 4	11%	—	13%	—
Program Supplier 5	8%	20%	7%	17%
Program Supplier 6	1%	12%	1%	11%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three or six-month periods ended September 30, 2007 or 2006. Our agreement with our fifth largest Program Supplier expired March 31, 2007, so we did not receive any new product from this supplier during the first two quarters of fiscal 2008. Also, we are no longer receiving product from our sixth largest Program Supplier as they formed an exclusive arrangement with a major retailer in the home video rental industry. Although management does not believe that the relationships with the remaining significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the three or six-month periods ended September 30, 2007 or 2006.

Note 4.  Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.”

Stock option activity for the first six months of fiscal 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2007	1,185,664	$6.10
Granted	—	—
Exercised	(113,063)	6.18
Forfeited	—	—
Outstanding at September 30, 2007	1,072,601	6.10

As of September 30, 2007, unrecognized stock-based compensation related to outstanding, but unvested options was $0.7 million, which will be recognized over the weighted average remaining vesting period of 2.25 years.

On April 2, 2007, we granted 9,000 DSUs to each non-employee member of our Board of Directors, for a total of 45,000 DSUs, which vest one year from the date of grant. The fair market value of our common stock on the date of grant was $15.45 per share. During the second quarter of fiscal 2008, 9,000 unvested deferred stock units previously granted were forfeited due to the retirement of a member of the Board of Directors. Accordingly, the total value of the remaining DSUs granted was $0.6 million. As of September

30, 2007, the unrecognized compensation expense related to unvested DSUs was $0.3 million, which will be recognized over the weighted average remaining vesting period of six months.

Deferred stock unit (“DSU”) activity for the first six months of fiscal 2008 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2007(1)	45,000	$10.04
Granted	45,000	15.45
Issued	(9,000)	10.04
Forfeited	(9,000)	15.45
Outstanding at September 30, 2007	72,000	12.75

(1)   These DSU awards vested in full on June 15, 2007, but will not be issued until the recipient ceases to be a director.

Note 5.   Repurchase of Shares

During the second quarter and six-month period ended September 30, 2007, we repurchased a total of 104,571 shares of our common stock at an average price of $11.69 per share, which totaled approximately $1.2 million. The stock repurchase plan, approved by our Board of Directors in January 2006, authorizes the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. At September 30, 2007, 701,929 shares remained available for repurchase under this plan.

Note 6.   Adoption of Interpretation No. 48

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

The cumulative effects of applying FIN 48 have been recorded as an increase of $1.3 million to our Accumulated Deficit and a corresponding increase to the long-term portion of Taxes Payable as it is not likely that this amount will be paid in the next twelve months.  We also began including income tax related interest and penalties expense in our provision for income taxes on our Condensed Consolidated Income Statements, in accordance with paragraph 19 of FIN 48. The amount of related interest and penalties expense for the three and six-month periods ended September 30, 2007 was approximately $15,000 and $30,000, respectively, net of tax benefits.

As of April 1, 2007, the total amount of unrecognized tax benefits was $1.7 million, all of which would affect the effective tax rate, if recognized. This amount includes cumulative penalties and interest as of the date of adoption of $0.3 million. Unrecognized tax benefits did not change in the three and six-month periods ended September 30, 2007.

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

Note 7.   New Accounting Pronouncements

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our financial position or results of operations.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of digital videodiscs (“DVDs”) and videocassettes (“Cassettes”) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2006 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007. These risk factors have not significantly changed since the filing of the fiscal 2007 Form 10-K.

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

Our base of Participating Retailers continues to be strong and we are implementing strategies to obtain new Participating Retailers and Program Suppliers, as well as assist in the growth of our current Participating Retailers, in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

Our agreement with our fifth largest Program Supplier expired March 31, 2007, so we did not receive any new product from this supplier during the first six months of fiscal 2008. Also, we are no longer receiving product from our sixth largest Program Supplier as they formed an exclusive arrangement with a major retailer in the home video rental industry. We continue to be in good standing with our remaining Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In November 2005, based on our successful involvement with a major studio in Canada, we entered into a revenue sharing agreement with that studio’s U.S. operator, which extends product offerings to Participating Retailers in the U.S. This agreement was effective for titles released beginning in January 2006, giving our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years, and yielding 18% of our total revenues in the first six months of fiscal 2008. Also, in October 2006, we began offering product from a major studio to our U.S. Participating Retailers yielding 13% of our total revenues in the first six months of fiscal 2008. Additional Program Suppliers represented 17% and 15% of our total revenues in the first six months of fiscal 2008. As is typical of our agreements with Program Suppliers, most of our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business intelligence service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 32% during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

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

AMI Division

•                  revenues from Box Office Essentials™;

•                  revenues from Home Entertainment Essentials™;

•                  revenues from Supply Chain Essentials™; and

•                  revenues from OnDemand Essentials™.

Other Division

•                  revenue relating to other products and/or services which are still in the development stage, including AdTraker™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies.

Results of Operations

	Three Months Ended September 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$20,353	89.0%	$22,117	91.8%
AMI	2,513	11.0	1,966	8.2
	22,866	100.0	24,083	100.0
Cost of sales	14,926	65.3	15,499	64.4
Gross margin	7,940	34.7	8,584	35.6
Selling and administrative	6,278	27.5	5,895	24.5
Income from operations	1,662	7.3	2,689	11.2
Other income (expense):
Interest income	410	1.8	341	1.4
Interest expense	(2)	—	(1)	—
	408	1.8	340	1.4
Income before income tax provision	2,070	9.1	3,029	12.6
Income tax provision	910	4.0	1,098	4.6
Net income	$1,160	5.1%	$1,931	8.0%

	Six Months Ended September 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$42,337	89.7%	$47,297	92.8%
AMI	4,866	10.3	3,687	7.2
	47,203	100.0	50,984	100.0
Cost of sales	30,890	65.4	34,030	66.7
Gross margin	16,313	34.6	16,954	33.3
Selling and administrative	12,717	26.9	11,906	23.4
Income from operations	3,596	7.6	5,048	9.9
Other income (expense):
Interest income	817	1.7	695	1.4
Interest expense	(4)	—	(2)	—
	813	1.7	693	1.4
Income before income tax provision	4,409	9.3	5,741	11.3
Income tax provision	1,946	4.1	2,222	4.4
Net income	$2,463	5.2%	$3,519	6.9%

(1) Percentages may not add due to rounding.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2007
Sales to external customers	$20,353	$2,513	$—	$22,866
Depreciation and amortization	20	167	137	324
Income (loss) from operations	3,987	318	(2,643)	1,662

Three Months Ended September 30, 2006
Sales to external customers	$22,117	$1,966	$—	$24,083
Depreciation and amortization	11	334	71	416
Income (loss) from operations	5,617	(162)	(2,766)	2,689

Six Months Ended September 30, 2007
Sales to external customers	$42,337	$4,866	$—	$47,203
Depreciation and amortization	37	328	283	648
Income (loss) from operations	8,600	618	(5,622)	3,596

Six Months Ended September 30, 2006
Sales to external customers	$47,297	$3,687	$—	$50,984
Depreciation and amortization	23	652	147	822
Income (loss) from operations	11,074	(456)	(5,570)	5,048

(1) Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended September 30, (1)
	2007		2006
(Dollars in thousands) PPT Division	Dollars	% of revenues	Dollars	% of revenues
Revenues	$20,353	100.0%	$22,117	100.0%
Cost of sales	14,466	71.1	14,917	67.4
Gross margin	$5,887	28.9%	$7,200	32.6%

AMI Division
Revenues	$2,513	100.0%	$1,966	100.0%
Cost of sales	460	18.3	582	29.6
Gross margin	$2,053	81.7%	$1,384	70.4%

	Six Months Ended September 30, (1)
	2007		2006
(Dollars in thousands) PPT Division	Dollars	% of revenues	Dollars	% of revenues
Revenues	$42,337	100.0%	$47,297	100.0%
Cost of sales	30,013	70.9	32,960	69.7
Gross margin	$12,324	29.1%	$14,337	30.3%

AMI Division
Revenues	$4,866	100.0%	$3,687	100.0%
Cost of sales	877	18.0	1,070	29.0
Gross margin	$3,989	82.0%	$2,617	71.0%

(1) Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Order processing fees	$1,697	$1,700	$3,453	$4,233
Transaction fees	13,625	14,364	27,944	31,121
Sell-through fees	3,446	3,923	7,466	7,884
DRS fees	1,441	1,945	3,174	3,622
Essentials Suite™	2,513	1,966	4,866	3,687
Other	144	185	300	437
	$22,866	$24,083	$47,203	$50,984

Revenue

Revenue decreased $1.2 million, or 5.1%, to $22.9 million in the three-month period ended September 30, 2007 (the “second quarter of fiscal 2008”) compared to $24.1 million in the three-month period ended September 30, 2006 (the “second quarter of fiscal 2007”). Revenue decreased $3.8 million, or 7.4%, to $47.2 million in the six-month period ended September 30, 2007 compared to $51.0 million in the six-month period ended September 30, 2006. The decreases in revenue were primarily due to decreases within our PPT Division, partially offset by increases from our Essentials Suite™ of products, as described more fully below.

PPT Division

PPT Division revenues decreased $1.8 million, or 8.0%, in the three-month period ended September 30, 2007 compared to the same period of the prior fiscal year and decreased $5.0 million, or 10.5%, in the six-month period ended September 30, 2007 compared to the same period of the prior fiscal year as detailed below (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Order processing fees	$1,697	$1,700	$3,453	$4,233
Transaction fees	13,625	14,364	27,944	31,121
Sell-through fees	3,446	3,923	7,466	7,884
DRS	1,441	1,945	3,174	3,622
Other	144	185	300	437
	$20,353	$22,117	$42,337	$47,297

Order processing fees were flat and decreased $0.8 million, or 18.4%, respectively, in the three and six-month periods ended September 30, 2007 compared to the same periods of the prior fiscal year. Order processing fees were affected by the number of Units shipped as follows:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Units shipped	1,455	1,388	2,942	3,346
Fee per Unit	$1.17	$1.22	$1.17	$1.27

	Three-month period ended September 30, 2007 compared to three- month period ended September 30, 2006		Six-month period ended September 30, 2007 compared to six- month period ended September 30, 2006
Percentage increase (decrease) in Units shipped	4.8%		(12.1%	)
Effect of increase (decrease) in Units shipped on revenue	$0.1 million		$(0.5 million	)
Decrease in fee per Unit	$(0.05)		$(0.10)
Effect of decrease in fee per Unit on revenue	$(0.1 million	)	$(0.3 million	)

The decrease in volume in the six-month period ended September 30, 2007 compared to the same period of 2006 was due to an overall weakness in the quality of titles released in the current period compared to the same period of the prior year and the loss of two of our major program suppliers. These suppliers represented 9% and 32%, respectively, of our total revenues during the three -month periods ended September 30, 2007 and 2006 and 8% and 28%, respectively, during the six-month periods ended September 30, 2007 and 2006.

Our fees per Unit decreased in both the three and six-month periods of fiscal 2008 compared to the same periods of the prior fiscal year due to a shift to more Units being provided from Program Suppliers with lower upfront fees.

Transaction fees decreased $0.7 million, or 5.1%, and $3.2 million, or 10.2%, respectively, in the three and six-month periods ended September 30, 2007 compared to the same periods of the prior fiscal year primarily due to lower rental transactions. Rental transactions at our Participating Retailers decreased 9.7% and 11.9%, respectively, while the rate per transaction increased by 5.1% and 2.0%, respectively. Rental transactions have declined due to the overall market conditions and the loss of the Program Suppliers noted above. The rate per transaction increased due to a shift in mix to more Units from Program Suppliers with higher fees during the rental cycle.

Sell-through fees decreased $0.5 million, or 12.2%, and $0.4 million, or 5.3%, respectively, in the three and six-month periods ended September 30, 2007 compared to the same periods of the prior fiscal year primarily due to lower product supplies and lower rates per transaction.

DRS fees decreased $0.5 million, or 25.9%, and $0.4 million, or 12.4%, respectively, in the three and six-month periods ended September 30, 2007 compared to the same periods of the prior fiscal year primarily due to the loss of one major studio customer.

AMI Division

Revenues from our AMI division increased $0.5 million, or 27.8%, and $1.2 million, or 32.0%, respectively, in the three and six-month periods ended September 30, 2007 compared to the same periods of the prior fiscal year. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and successful marketing of, these offerings.

Other Division

We did not have any revenues from our Other Division in the first six months of fiscal 2008 or fiscal 2007.

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

Cost of sales decreased $0.6 million, or 3.7%, and $3.1 million, or 9.2%, respectively, in the three and six-month periods ended September 30, 2007 compared to the same periods of the prior fiscal year. Cost of sales as a percentage of revenue was 65.3% and 65.4%, respectively, in the three and six-month periods ended September 30, 2007 compared to 64.4% and 66.7%, respectively, in the same periods of the prior fiscal year.

The decreases in cost of sales were primarily due to the decreases in revenues discussed above, as well as to the decreases in cost of sales as a percentage of revenue in the six-month period. The increase in cost of sales as a percentage of revenue in the three-month period ended September 30, 2007 compared to the same period of the prior fiscal year was primarily due to the loss of one major Program Supplier which had lower upfront costs on its Units. The decrease in cost of sales as a percentage of revenue for the six-month period ended September 30, 2007 compared to the same period of the prior fiscal year was primarily due to a shift to more AMI Division revenue as compared to PPT Division revenue.  We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue.  As revenues increase in our AMI Division, cost of sales as a percentage of revenues should decrease as most of our costs are fixed. Also, effective April 1, 2007, we increased the estimated lives of our capitalized software to five years from three years based on a review of our previous usage of such internally developed software. Therefore, costs associated with amortizing this software decreased in the first and second quarters of fiscal 2008.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.4 million, or 6.5%, to $6.3 million in the second quarter of fiscal 2008 compared to $5.9 million in the second quarter of fiscal 2007 and increased $0.8 million, or 6.8%, to $12.7 million in the six-month period ended September 30, 2007 compared to $11.9 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the six-month period ended September 30, 2007 compared to the same period of the prior fiscal year was partially due to a $0.2 million net increase in stock-

based compensation related to the issuance of deferred stock units on April 2, 2007.  In addition, selling and administrative expense increased $0.1 million and $0.5 million, respectively, related to the hiring of additional personnel associated with the expansion of our AMI Division. As a percentage of revenues, selling and administrative expenses were 27.5% and 26.9%, respectively, for the three and six-month periods ended September 30, 2007 compared to 24.5% and 23.4%, respectively, for the comparable periods of the prior fiscal year primarily due to the increase in dollars spent combined with decreased revenues over which to spread fixed costs.

Interest Income

Interest income was $0.4 million and $0.8 million, respectively, for the three and six-month periods ended September 30, 2007 compared to $0.3 million and $0.7 million, respectively, for the same periods of the prior fiscal year. The increases in interest income primarily related to higher average cash and investment balances in the fiscal 2008 periods compared to the same periods of fiscal 2007. Our average combined cash and investment balance was $34.5 million and $29.6 million for the six-month periods ended September 30, 2007 and 2006, respectively.

Income Taxes

Our effective tax rate was 44.1% and 38.7% in the six-month periods ended September 30, 2007 and 2006, respectively. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The increase in rate is also due to changes associated with our adoption of FIN 48. See Note 6: Adoption of Interpretation No. 48 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least September 30, 2008.

Cash and cash equivalents increased $3.3 million to $14.7 million at September 30, 2007 compared to $11.4 million at March 31, 2007. This increase resulted primarily from $2.3 million provided by our operating activities, the net maturity of $2.4 million of marketable securities and $0.7 million provided by the issuance of our common stock. These factors were partially offset by $1.3 million used for the purchase of property and equipment and $1.2 million used for the repurchase of our common stock. Our current ratio was 4.3:1.0 at September 30, 2007 and 3.3:1.0 at March 31, 2007.

Accounts receivable, net of allowances, decreased $2.9 million to $17.1 million at September 30, 2007 compared to $20.0 million at March 31, 2007, primarily due to lower revenues during the quarter ended September 30, 2007, compared to the last quarter of our fiscal year ended March 31, 2007.

During the first six months of fiscal 2008, we spent $1.3 million on property and equipment, including $0.9 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $4.6 million on property and equipment in fiscal 2008, including approximately $3.2 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2008 will be primarily for computer equipment.

Accounts payable decreased $3.9 million to $9.8 million at September 30, 2007 compared to $13.7 million at March 31, 2007 primarily due to the timing of payments to Program Suppliers and other vendors.

Current and long-term taxes payable increased $1.9 million to $2.0 million at September 30, 2007 compared to $0.1 million at March 31, 2007 primarily due to our implementation of FIN 48 and the timing of estimated tax payments relating to fiscal 2008. See Note 6: Adoption of Interpretation No. 48 of the Notes to the Condensed Consolidated Financial Statements.

Accrued compensation decreased $0.6 million to $1.0 million at September 30, 2007 compared to $1.6 million at March 31, 2007 primarily due to the payment of annual accrued bonuses relating to the fiscal year ended March 31, 2007.

Deferred rent, current and long-term, of $1.1 million at September 30, 2007 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease and will be recognized at approximately $29,000 per quarter.

Notes payable of $1.0 million at September 30, 2007 represents a $0.7 million loan from the Portland Development Commission (“PDC”), a $58,000 conditional grant from the PDC and a $0.2 million loan from the State of Oregon related to our fiscal 2007 corporate headquarters renovations. The loan from the PDC of $0.7 million does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning January 1, 2009. Similar terms apply to the conditional grant of $58,000. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. We are currently in compliance with these agreements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. During the second quarter of fiscal 2008, we purchased 104,571 shares at an average price of $11.69 per share. Through September 30, 2007, 298,071 shares had been repurchased under this plan at an average price of $10.64 per share and 701,929 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2007. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended September 30, 2007, we determined that we were in compliance with the financial covenants at September 30, 2007. At September 30, 2007, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

With the exception of the adoption of Interpretation No. 48 as described in Note 6 of Notes to Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our fiscal 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007.

New Accounting Pronouncements

See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock in open market transactions during the second quarter of fiscal 2008 pursuant to our previously-announced repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	—	—	—	806,500
August 1 to August 30	55,600	$11.48	55,600	750,900
September 1 to September 30	48,971	11.93	48,971	701,929
Total	104,571	11.69	104,571	701,929

The stock repurchase plan, which was approved by our Board of Directors in January 2006 for a total of 1.0 million shares, does not have an expiration date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on August 23, 2007, at which time the shareholders elected six nominees for director to our Board of Directors.

The six directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld From Voting
Judith G. Allen	8,896,931	448,666
Tom Allen	9,100,665	244,932
Cecil D. Andrus	8,674,163	671,434
George H. Kuper	8,444,146	901,451
Paul A. Rosenbaum	9,055,958	289,639
Ralph R. Shaw	9,101,665	243,932

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 7, 2007	RENTRAK CORPORATION

		By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer