Form 10-Q
period 2007-12-31
RENTRAK CORP
filed 2008-02-06
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,669,227
(Class)	(Outstanding at February 4, 2008)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	December 31,	March 31,
	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$22,110	$11,351
Marketable securities	12,388	22,105
Accounts receivable, net of allowances for doubtful accounts of $488 and $596	17,730	19,577	(1)
Note receivable	396	385
Advances to program suppliers, net of program supplier reserves of $13 and $23	89	166
Taxes receivable and prepaid taxes	345	32	(1)
Deferred income tax assets	77	77
Other current assets	973	574
Total Current Assets	54,108	54,267	(1)

Property and Equipment, net of accumulated depreciation of $7,357 and $6,325	5,876	5,097
Long-term deferred tax asset	260	—
Other Assets	641	652
Total Assets	$60,885	$60,016	(1)

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,986	$13,707
Accrued liabilities	424	455
Deferred rent, current portion	90	90
Accrued compensation	1,117	1,631
Deferred revenue	776	460
Total Current Liabilities	13,393	16,343	(1)

Deferred Rent, long-term portion	1,004	1,050
Deferred Income Tax Liabilities	—	333
Taxes payable, long term	1,571	—
Notes Payable	962	955
Total Liabilities	16,930	18,681	(1)

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,769 and 10,724	11	11
Capital in excess of par value	48,925	48,155
Accumulated other comprehensive income	406	132
Accumulated deficit	(5,387)	(6,963	)(1)
Total Stockholders’ Equity	43,955	41,335	(1)
Total Liabilities and Stockholders’ Equity	$60,885	$60,016	(1)

(1) Amount revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Cosolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2007	2006		2007	2006
Revenue	$23,875	$26,663	(1)	$70,890	$77,609	(1)
Cost of sales	16,937	19,329		47,827	53,359
Gross margin	6,938	7,334		23,063	24,250

Selling and administrative	6,319	6,333		19,036	18,239
Income from operations	619	1,001	(1)	4,027	6,011	(1)

Other income (expense):
Interest income	399	420		1,216	1,115
Interest expense	(3)	(3)		(7)	(5)
	396	417		1,209	1,110

Income before income taxes	1,015	1,418	(1)	5,236	7,121	(1)
Provision for income taxes	468	603	(1)	2,331	2,809	(1)
Net income	$547	$815	(1)	$2,905	$4,312	(1)

Basic net income per share	$0.05	$0.08		$0.27	$0.41

Diluted net income per share	$0.05	$0.07	(1)	$0.26	$0.39

Shares used in per share calculations:
Basic	10,757	10,666		10,747	10,639
Diluted	11,280	11,249		11,263	11,179

(1) Amount revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Cosolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Cash Flows

(Unaudited)

(In thousands, except per share amounts)

	For the Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,905	$4,312	(1)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	483	393
Depreciation and amortization	1,043	1,244
Loss on disposal of fixed assets	13	37
Adjustment to allowance for doubtful accounts	(108)	118
Stock-based compensation	753	668
Excess tax benefits from stock-based compensation	(260)	(151)
Deferred income taxes	(593)	(96)
(Increase) decrease in:
Accounts receivable	1,955	(596	)(1)
Note receivable issued to customer	(11)	(380)
Advances to program suppliers	76	(114)
Taxes receivable and prepaid taxes	(313)	—
Other assets	(388)	(258)
Increase (decrease) in:
Accounts payable	(2,718)	(2,681)
Taxes payable	242	(830	)(1)
Accrued liabilities and compensation	(545)	54
Deferred rent	(46)	897
Deferred revenue and other liabilities	321	(37)
Net cash provided by operating activities	2,809	2,580

Cash flows from investing activities:
Purchases of marketable securities	—	(7,270)
Maturities of marketable securities	9,717	—
Purchase of property and equipment	(1,835)	(2,846)
Note receivable payments received	—	215
Net cash provided by (used in) investing activities	7,882	(9,901)

Cash flows from financing activities:
Proceeds from notes payable	—	914
Proceeds from issuance of common stock	756	225
Excess tax benefits from stock-based compensation	260	151
Repurchase of common stock	(1,222)	(1,948)
Net cash used in financing activities	(206)	(658)

Effect of foreign exchange translation on cash	274	—

Increase (decrease) in cash and cash equivalents	10,759	(7,979)

Cash and cash equivalents:
Beginning of period	11,351	15,666
End of period	$22,110	$7,687

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$2,512	$3,340

Supplemental non-cash information
Common stock withheld in payment of exercise price for stock options and warrants	$179	$922

(1) Amount revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Cosolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Stockholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

				Cumulative
			Capital	Other			Total
	Common Stock		In Excess	Comprehensive	Accumulated		Stockholders’
	Shares	Amount	of Par Value	Income	Deficit		Equity
Balance at March 31, 2005	10,544,913	$10	$46,988	$181	$(17,246)		$29,933

Net income	—	—	—	—	4,396	(1)	4,396 (1)
Common stock issued pursuant to stock plans	152,423	1	707	—	—		708
Fair value of options granted to non-employee		—	219	—	—		219
Income tax benefit from stock option exercises	—	—	155	—	—		155
Balance at March 31, 2006	10,697,336	11	48,069	181	(12,850	)(1)	35,411 (1)

Net income	—	—	—	—	5,887	(1)	5,887 (1)
Unrealized loss on foreign currency translation	—	—	—	(49)	—		(49)
Comprehensive income							5,838 (1)
Common stock issued pursuant to stock plans	321,359	—	465	—	—		465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—		(131)
Common stock issued pursuant to warrant exercise	12,705	—	—		—		—
Deferred stock units granted to Board of Directors	—	—	358	—	—		358
Stock-based compensation expense - options	—	—	498	—	—		498
Common stock repurchased	(193,500)	—	(1,948)	—	—		(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—		844
Balance at March 31, 2007	10,723,728	11	48,155	132	(6,963	)(1)	41,335 (1)

Net income	—	—	—	—	2,905		2,905
Unrealized gain on foreign currency translation	—	—	—	274	—		274
Comprehensive income							3,179
Common stock issued pursuant to stock plans	154,263	—	935	—	—		935
Common stock used to pay for option exercises and taxes	(13,193)	—	(179)	—	—		(179)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—		—
Deferred stock units granted to Board of Directors, net	—		511	—	—		511
Stock-based compensation expense - options	—	—	242	—	—		242
Common stock repurchased	(104,571)	—	(1,222)	—	—		(1,222)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)		(1,329)
Income tax benefit from stock-based compensation	—	—	483	—	—		483
Balance at December 31, 2007	10,769,227	$11	$48,925	$406		$(5,387)	$43,955

(1) Amount revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Cosolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine-month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2007 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. See also Note 8 for information regarding the correction of prior period misstatements.

Note 2.  Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2007	2006	2007	2006
Basic EPS:
Weighted average number of shares of common stock outstanding	10,757	10,666	10,747	10,639
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	523	583	516	540
	11,280	11,249	11,263	11,179
Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	—	—	—	—

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

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended December 31, 2007
Sales to external customers	$21,190	$2,685	$—	$23,875
Depreciation and amortization	22	189	184	395
Income (loss) from operations	2,828	344	(2,553)	619

Three months ended December 31, 2006
Sales to external customers(2)	$24,723	$1,940	$—	$26,663
Depreciation and amortization	13	309	100	422
Income (loss) from operations(2)	4,315	(251)	(3,063)	1,001

Nine months ended December 31, 2007
Sales to external customers	$63,339	$7,551	$—	$70,890
Depreciation and amortization	60	516	467	1,043
Income (loss) from operations	11,241	963	(8,177)	4,027

Nine months ended December 31, 2006
Sales to external customers(2)	$71,981	$5,628	$—	$77,609
Depreciation and amortization	36	961	247	1,244
Income (loss) from operations(2)	15,353	(709)	(8,633)	6,011

(1)               Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)               Amount revised. See Note 8.

Additional results of operations information by segment was as follows:

	Three Months Ended December 31, (1)
	2007		2006(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$21,190	100.0%	$24,723	100.0%
Cost of sales	16,395	77.4	18,774	75.9
Gross margin	$4,795	22.6%	$5,949	24.1%

AMI Division
Revenues	$2,685	100.0%	$1,940	100.0%
Cost of sales	542	20.2	555	28.6
Gross margin	$2,143	79.8%	$1,385	71.4%

	Nine Months Ended December 31, (1)
	2007		2006(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$63,339	100.0%	$71,981	100.0%
Cost of sales	46,408	73.3	51,725	71.9
Gross margin	$16,931	26.7%	$20,256	28.1%

AMI Division
Revenues	$7,551	100.0%	$5,628	100.0%
Cost of sales	1,419	18.8	1,634	29.0
Gross margin	$6,132	81.2%	$3,994	71.0%

(1) Percentages may not add due to rounding.

(2) Amount revised. See Note 8.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Dec. 31,			Nine Months Ended Dec. 31,
	2007	2006		2007	2006
Order processing fees	$2,362	$2,590		$5,814	$6,823
Transaction fees	14,033	16,464	(1)	41,788	47,547	(1)
Sell-through fees	3,227	3,715		10,693	11,599
DRS fees	1,387	1,736		4,563	5,358
Essentials Suite™	2,685	1,940		7,551	5,628
Other	181	218		481	654
	$23,875	$26,663	(1)	$70,890	$77,609	(1)

(1) Amount revised. See Note 8.

During the three and nine-month periods ended December 31, 2007 and 2006, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2007	2006	2007	2006
Program Supplier 1	20%	17%	17%	16%
Program Supplier 2	17%	21%	17%	18%
Program Supplier 3	16%	17%	17%	14%
Program Supplier 4	13%	1%	13%	1%
Program Supplier 5	6%	16%	7%	17%
Program Supplier 6	1%	8%	1%	10%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the three or nine-month periods ended December 31, 2007 or 2006. Our agreement with our fifth largest Program Supplier expired March 31, 2007. While we continue to receive some product from one of their divisions, the amount as a percentage of revenues has declined significantly. Also, we are no longer receiving product from our sixth largest Program Supplier as they formed an exclusive arrangement with a major retailer in the home video rental industry. Although management does not believe that the relationships with the remaining significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the three and nine-month periods ended December 31, 2007 or 2006.

Note 4.  Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.”

Stock option activity for the first nine months of fiscal 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2007	1,185,664	$6.10
Granted	—	—
Exercised	(154,263)	6.06
Forfeited	(825)	3.84
Outstanding at December 31, 2007	1,030,576	6.11

As of December 31, 2007, unrecognized stock-based compensation related to outstanding, but unvested options was $0.3 million, which will be recognized over the weighted average remaining vesting period of two years.

On April 2, 2007, we granted 9,000 deferred stock units (“DSUs”) to each non-employee member of our Board of Directors, for a total of 45,000 DSUs, which vest one year from the date of grant. The fair market value of our common stock on the date of grant was $15.45 per share. During the second quarter of fiscal 2008, 9,000 unvested deferred stock units previously granted were forfeited due to the retirement of a member of the Board of Directors. Accordingly, the total value of the remaining DSUs granted was $0.6 million. As of December 31, 2007, the unrecognized compensation expense related to unvested DSUs was $0.1 million, which will be recognized over the weighted average remaining vesting period of three months.

DSU activity for the first nine months of fiscal 2008 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2007(1)	45,000	$10.04
Granted	45,000	15.45
Issued	(9,000)	10.04
Forfeited	(9,000)	15.45
Outstanding at December 31, 2007	72,000	12.75

(1)          These DSU awards vested in full on June 15, 2007, but will not be issued until the recipient ceases to be a director.

Note 5.   Repurchase of Shares

During the nine-month period ended December 31, 2007, we repurchased a total of 104,571 shares of our common stock at an average price of $11.69 per share, which totaled approximately $1.2 million. The stock repurchase plan, approved by our Board of Directors in January 2006, authorizes the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. At December 31, 2007, 701,929 shares remained available for repurchase under this plan.

From January 1, 2008 through February 4, 2008, we have repurchased a total of 100,000 shares of our common stock at an average price of $11.59 per share, which totaled approximately $1.2 million. As of February 4, 2008, 601,929 shares remained available for repurchase under this plan.

Note 6.   Adoption of Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in tax positions and applies to situations where there is uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. FIN 48 requires that any necessary adjustment be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle, if material.

The cumulative effect of applying FIN 48 has been recorded as an increase of $1.3 million to our Accumulated Deficit and a corresponding increase to the long-term portion of Taxes Payable as it is not likely that this amount will be paid in the next twelve months. We also began including income tax related interest and penalties expense in our provision for income taxes on our Condensed Consolidated Income Statements, in accordance with paragraph 19 of FIN 48. The amount of related interest and penalties expense for the three and nine-month periods ended December 31, 2007 was approximately $12,000 and $42,000, respectively, net of tax benefits.

As of April 1, 2007, the total amount of unrecognized tax benefits was $1.7 million. This amount includes cumulative penalties and interest as of the date of adoption of $0.3 million. Unrecognized tax benefits decreased by $0.1 million in the three and nine-month periods ended December 31, 2007 and totaled $1.6 million at December 31, 2007. All unrecognized tax benefits would affect the effective tax rate if recognized.

We file federal income tax returns, Canadian income tax returns and State of Oregon income tax returns, as well as multiple other state and local jurisdiction tax returns and have open tax periods in each of the jurisdictions for the years ended March 31, 2000 through March 31, 2007. A potential reduction to the unrecognized tax benefits of approximately $0.4 million, before interest, relating to deductions for certain reserves and amortizable assets, may occur in the next twelve months as a result of a lapse of the applicable statute of limitations. We will continue to accrue interest related to these unrecognized tax positions during the next twelve months.

Note 7.  Line of Credit Amendment

On December 1, 2007, the expiration date on our revolving line of credit agreement with Wells Fargo Bank was amended from December 1, 2007 to December 1, 2008.

Note 8:  Correction of Prior Period Misstatements

During the third quarter of fiscal 2008, we discovered an error in our process relating to the accrual for guaranteed minimum revenues from our customers which caused revenues and the related income tax expense to be overstated in the prior eight fiscal quarters by $576,000 and $240,000, respectively. Accordingly, our accumulated deficit through the second quarter of fiscal 2008 was understated by $336,000. This error had no impact on previously reported cash flows from operating, financing or investing activities and is considered to be immaterial to the previously reported results of operations as well as our financial position. Since the cumulative impact of this error would be material to the results of the current quarter ended December 31, 2007, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”). This guidance requires that the prior period financial statements be corrected, even though such revision previously was, and continues to be, immaterial to the prior period financial statements.

The following table represents the impact of the misstatement on our income statements and balance sheets for all of the prior periods (in thousands except per share amounts):

		Income Tax	Net	Basic	Diluted
	Revenue	Provision	Income	EPS(1)	EPS(1)
FY06 Q3	$36	$13	$23	$0.00	$0.00
FY06 Q4	75	28	47	0.00	0.00
FY06	$111	$41	$70	$0.01	$0.01

FY07 Q1	$53	$22	$31	$0.00	$0.00
FY07 Q2	(15)	(6)	(9)	(0.00)	(0.00)
FY07 Q3	94	40	54	0.01	0.00
FY07 Q4	145	60	85	0.01	0.01
FY07	$277	$116	$161	$0.01	$0.01

FY08 Q1	$99	$44	$55	$0.01	$0.00
FY08 Q2	89	39	50	0.00	0.00
FY08	$188	$83	$105	$0.01	$0.01

Cumulative	$576	$240	$336

	Accounts	Taxes	Accumulated
	Receivable	Payable	Deficit
FY 2006	$111	$41	$70
FY 2007	$388	$157	$231
6 months ended Sept. 30, 2007	$576	$240	$336

(1) Amounts may not add due to rounding.

Based on SAB 108, the prior period balance sheet and income statement amounts have been corrected to include these adjustments, as follows (in thousands, except per share amounts):

	Accounts Receivable			Taxes Payable/(Receivable)			Accumulated Deficit
	Reported	Adjusted	Revised	Reported	Adjusted	Revised	Reported	Adjusted	Revised
FY 2006	$18,314	$(111)	$18,203	$972	$(41)	$931	$(12,780)	$(70)	$(12,850)
FY 2007	$19,965	$(388)	$19,577	$125	$(157)	$(32)	$(6,732)	$(231)	$(6,963)
6 months ended Sept. 30, 2007	$17,066	$(576)	$16,490	$336	$(240)	$96	$(5,598)	$(336)	$(5,934)

	Revenues			Income Tax Provision			Net Income
	Reported	Adjusted	Revised	Reported	Adjusted	Revised	Reported	Adjusted	Revised
3 months ended Dec. 31, 2006	$26,757	$(94)	$26,663	$643	$(40)	$603	$869	$(54)	$815
9 months ended Dec. 31, 2006	$77,741	$(132)	$77,609	$2,865	$(56)	$2,809	$4,388	$(76)	$4,312

The following statement of cash flow information for the nine months ended December 31, 2006 has been corrected as follows:

Change in Accounts Receivable
Reported	Adjusted	Revised
$(728)	$132	$(596)

	Change in Accrued Liabilities and Compensation
	Reported	Adjusted	Revised
Taxes payable(1)	$(774)	$(56)	$(830)
Accrued liabilities and compensation(1)	54	—	54
Total	$(720)	$(56)	$(776)

Net Cash Provided by Operating Activities
Reported	Adjusted	Revised
$2,580	$—	$2,580

(1) These line items were not reported separately for the nine months ended December 31, 2006.

Note 9.  New Accounting Pronouncements

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating what impact, if any, the adoption of SFAS Nos. 141R and 160 will have on our financial position or results of operations. We believe that the impact, if any, will be immaterial.

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

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of digital videodiscs (“DVDs”) and videocassettes (“Cassettes”) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2007 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007. These risk factors have not significantly changed since the filing of the fiscal 2007 Form 10-K.

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

The PPT Division

The financial results from the PPT Division continue to be affected by the changing dynamics in the home video rental market. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers or other Retailers, purchasing previously viewed Units from our Participating Retailers or other Retailers, ordering product via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on-demand” option. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Most of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios have increased. These programs are, in part, an economic response to the changing dynamics of the home video rental market. We expect the growth of these output programs to continue, and believe that they will be financially beneficial for the Participating Retailers, Program Suppliers and us.

Our base of Participating Retailers continues to be strong and we are implementing strategies to obtain new Participating Retailers and Program Suppliers, as well as assist in the growth of our current Participating Retailers, in an effort to further stabilize and grow our overall PPT revenue and earnings streams.

Our agreement with our fifth largest Program Supplier expired March 31, 2007. While we continue to receive some new product from a division of that Program Supplier, the amounts are significantly less due to the loss of the other divisions. Also, we are no longer receiving product from our sixth largest Program Supplier as they formed an exclusive arrangement with a major retailer in the home video rental industry. We continue to be in good standing with our remaining Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. In November 2005, based on our successful involvement with a major studio in Canada, we entered into a revenue sharing agreement with that studio’s U.S. operator, which extends product offerings to Participating Retailers in the U.S. This agreement was effective for titles released beginning in January 2006, giving our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years, and yielding 17% of our total revenues in the first nine months of fiscal 2008. Also, in October 2006, we began offering product from a major studio to our U.S. Participating Retailers yielding 13% of our total revenues in the first nine months of fiscal 2008. Two additional Program Suppliers each represented 17% of our total revenues in the first nine months of fiscal 2008. As is typical of our agreements with Program Suppliers, most of our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business intelligence service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business intelligence services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business intelligence service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 34% during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. We intend to continue to invest in our existing, as well as new, business intelligence services in the near-term as we expand the markets we serve and our service lines, which likely will lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

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

AMI Division

•                  revenues from Box Office Essentials™;

•                  revenues from Home Entertainment Essentials™;

•                  revenues from Supply Chain Essentials™; and

•                  revenues from OnDemand Essentials™.

Other Division

•                  revenue relating to other products and/or services which are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies.

Results of Operations

	Three Months Ended December 31,(1)
	2007		2006(2)
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$21,190	88.8%	$24,723	92.7%
AMI	2,685	11.2	1,940	7.3
	23,875	100.0	26,663	100.0
Cost of sales	16,937	70.9	19,329	72.5
Gross margin	6,938	29.1	7,334	27.5
Selling and administrative	6,319	26.5	6,333	23.8
Income from operations	619	2.6	1,001	3.8
Other income (expense):
Interest income	399	1.7	420	1.6
Interest expense	(3)	—	(3)	—
	396	1.7	417	1.6
Income before income tax provision	1,015	4.3	1,418	5.3
Income tax provision	468	2.0	603	2.3
Net income	$547	2.3%	$815	3.1%

	Nine Months Ended December 31,(1)
	2007		2006(2)
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$63,339	89.3%	$71,981	92.7%
AMI	7,551	10.7	5,628	7.3
	70,890	100.0	77,609	100.0
Cost of sales	47,827	67.5	53,359	68.8
Gross margin	23,063	32.5	24,250	31.2
Selling and administrative	19,036	26.9	18,239	23.5
Income from operations	4,027	5.7	6,011	7.7
Other income (expense):
Interest income	1,216	1.7	1,115	1.4
Interest expense	(7)	—	(5)	—
	1,209	1.7	1,110	1.4
Income before income tax provision	5,236	7.4	7,121	9.2
Income tax provision	2,331	3.3	2,809	3.6
Net income	$2,905	4.1%	$4,312	5.6%

(1)	Percentages may not add due to rounding.
(2)	Amounts revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended December 31, 2007
Sales to external customers	$21,190	$2,685	$—	$23,875
Depreciation and amortization	22	189	184	395
Income (loss) from operations	2,828	344	(2,553)	619

Three months ended December 31, 2006
Sales to external customers(2)	$24,723	$1,940	$—	$26,663
Depreciation and amortization	13	309	100	422
Income (loss) from operations(2)	4,315	(251)	(3,063)	1,001

Nine months ended December 31, 2007
Sales to external customers	$63,339	$7,551	$—	$70,890
Depreciation and amortization	60	516	467	1,043
Income (loss) from operations	11,241	963	(8,177)	4,027

Nine months ended December 31, 2006
Sales to external customers(2)	$71,981	$5,628	$—	$77,609
Depreciation and amortization	36	961	247	1,244
Income (loss) from operations(2)	15,353	(709)	(8,633)	6,011

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.
(2)	Amount revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Additional results of operations information by segment was as follows:

	Three Months Ended December 31, (1)
	2007		2006(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$21,190	100.0%	$24,723	100.0%
Cost of sales	16,395	77.4	18,774	75.9
Gross margin	$4,795	22.6%	$5,949	24.1%

AMI Division
Revenues	$2,685	100.0%	$1,940	100.0%
Cost of sales	542	20.2	555	28.6
Gross margin	$2,143	79.8%	$1,385	71.4%

	Nine Months Ended December 31, (1)
	2007		2006(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$63,339	100.0%	$71,981	100.0%
Cost of sales	46,408	73.3	51,725	71.9
Gross margin	$16,931	26.7%	$20,256	28.1%

AMI Division
Revenues	$7,551	100.0%	$5,628	100.0%
Cost of sales	1,419	18.8	1,634	29.0
Gross margin	$6,132	81.2%	$3,994	71.0%

(1)	Percentages may not add due to rounding.
(2)	Amounts revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Dec. 31,			Nine Months Ended Dec. 31,
	2007	2006		2007	2006
Order processing fees	$2,362	$2,590		$5,814	$6,823
Transaction fees	14,033	16,464	(1)	41,788	47,547	(1)
Sell-through fees	3,227	3,715		10,693	11,599
DRS fees	1,387	1,736		4,563	5,358
Essentials Suite™	2,685	1,940		7,551	5,628
Other	181	218		481	654
	$23,875	$26,663	(1)	$70,890	$77,609	(1)

(1)	Amount revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Revenue

Revenue decreased $2.8 million, or 10.5%, to $23.9 million in the three-month period ended December 31, 2007 (the third quarter of fiscal 2008) compared to $26.7 million in the three-month period ended December 31, 2006 (the third quarter of fiscal 2007) and decreased $6.7 million, or 8.7%, to $70.9 million in the nine-month period ended December 31, 2007 compared to $77.6 million in the nine-month period ended December 31, 2006. The decreases in revenue were primarily due to decreases within our PPT Division, partially offset by increases from our Essentials Suite™ of products in our AMI Division, as described more fully below.

PPT Division

PPT revenues decreased $3.5 million, or 14.3%, and $8.6 million, or 12.0%, respectively, in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year primarily as a result of lower volumes of Units shipped and lower rental transactions (in thousands):

	Three Months Ended Dec. 31,			Nine Months Ended Dec. 31,
	2007	2006		2007	2006
Order processing fees	$2,362	$2,590		$5,814	$6,823
Transaction fees	14,033	16,464	(1)	41,788	47,547	(1)
Sell-through fees	3,227	3,715		10,693	11,599
DRS	1,387	1,736		4,563	5,358
Other	181	218		481	654
	$21,190	$24,723	(1)	$63,339	$71,981	(1)

(1)	Amount revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Order processing fees decreased $0.2 million, or 8.8%, and $1.0 million, or 14.8%, respectively, in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year. Order processing fees were affected by the following:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2007	2006	2007	2006
Units shipped (in thousands)	1,751	2,010	4,693	5,356
Fee per Unit	$1.35	$1.29	$1.24	$1.27

	Three-month period ended December 31, 2007 compared to three-month period ended December 31, 2006	Nine-month period ended December 31, 2007 compared to nine-month period ended December 31, 2006
Percentage decrease in Units shipped	12.9%	12.4%
Effect of decrease in Units shipped on revenue	$(0.3) million	$(0.8) million
Increase (decrease) in fee per Unit	$0.06	$(0.03)
Effect of increase (decrease) in fee per Unit on revenue	$0.1 million	$(0.2) million

The decrease in volume in the nine-month period ended December 31, 2007 compared to the same period of 2006 was due to an overall weakness in the quality of titles released in the current period compared to the same period of the prior year and the loss of two of our major Program Suppliers. These suppliers represented 7% and 24%, respectively, of our total revenues during the three-month periods ended December 31, 2007 and 2006 and 8% and 27%, respectively, during the nine-month periods ended December 31, 2007 and 2006.

Fees per Unit are affected by our mix of Units received from Program Suppliers with varying rates  of upfront fees and tend to fluctuate from period to period.

Transaction fees decreased $2.4 million, or 14.8%, and $5.8 million, or 12.1%, respectively, in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year primarily due to lower rental transactions. Rental transactions at our Participating Retailers decreased 14% and 13%, respectively, while the rate per transaction remained relatively unchanged. Rental transactions have declined due to the overall market conditions and the loss of the Program Suppliers noted above.

Sell-through fees decreased $0.5 million, or 13.1%, and $0.9 million, or 7.8%, respectively, in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year primarily due to an overall decrease in the volume of Units released.

DRS fees decreased $0.3 million, or 20.1%, and $0.8 million, or 14.8%, respectively, in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year primarily due to the loss of one major studio customer.

AMI Division

AMI revenues increased $0.7 million, or 38.4%, and $1.9 million, or 34.2%, respectively, in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year. Revenues related to our Essentials™ business intelligence service offerings have increased primarily due to our continued investment in, and successful marketing of, these offerings, which has increased our customer base and expanded our service offerings.

Other Division

We did not have any revenues from our Other Division in the first nine months of fiscal 2008 or fiscal 2007.

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

Cost of sales decreased $2.4 million, or 12.4%, and $5.5 million, or 10.4%, respectively, in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year.  Cost of sales as a percentage of revenue was 70.9% and 67.5%, respectively, in the three and nine-month periods ended December 31, 2007 compared to 72.5% and 68.8%, respectively, in the same periods of the prior fiscal year.

The decreases in cost of sales were primarily due to the decreases in revenues discussed above, as well as to the decreases in cost of sales as a percentage of revenue. The decreases in cost of sales as a percentage of revenue were primarily due to a shift to more AMI Division revenue as compared to PPT Division revenue.  We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue. As revenues increase in our AMI Division, cost of sales as a percentage of revenues should decrease as most of our costs are fixed. Also, effective April 1, 2007, we increased the estimated lives of our capitalized software to five years from three years based on a review of our previous usage of such internally developed software. Therefore, costs associated with amortizing this software decreased in the first three quarters of fiscal 2008 compared to the same periods of fiscal 2007.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses were relatively flat in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 and increased $0.8 million, or 4.4%, to $19.0 million in the nine-month period ended December 31, 2007 compared to $18.2 million in the same period of the prior fiscal year.

Selling and administrative expenses in the three and nine-month periods ended December 31, 2007 compared to the same periods of the prior fiscal year included increases of $0.1 million and $0.3 million, respectively, in stock-based compensation related to the issuance of deferred stock units on April 2, 2007. In addition, selling and administrative expense increased $0.3 million and $0.8 million, respectively, related to the hiring of additional personnel associated with the expansion of our AMI Division. These factors were offset by a $0.3 million decrease in our bonus accrual in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. As a percentage of revenues, selling and administrative expenses were 26.5% and 26.9%, respectively, for the three and nine-month periods ended December 31, 2007 compared to 23.8% and 23.5%, respectively, for the comparable periods of the prior fiscal year primarily due to the increase in dollars spent in the nine-month period combined with decreased revenues over which to spread fixed costs in both periods.

Interest Income

Interest income was $0.4 million and $1.2 million, respectively, for the three and nine-month periods ended December 31, 2007 compared to $0.4 million and $1.1 million, respectively, for the same periods of the prior fiscal year. Our average combined cash and investment balance was $33.9 million and $29.8 million for the nine-month periods ended December 31, 2007 and 2006, respectively.

Income Taxes

Our effective tax rate was 44.5% and 39.4%, respectively, in the nine-month periods ended December 31, 2007 and 2006. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. The increase in rate is also due to changes associated with our adoption of FIN 48. See Note 6: Adoption of Interpretation No. 48 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business intelligence services and other cash requirements through at least December 31, 2008.

Cash and cash equivalents increased $10.7 million to $22.1 million at December 31, 2007 compared to $11.4 million at March 31, 2007. This increase resulted primarily from $2.8 million provided by our operating activities, the net maturity of $9.7 million of marketable securities and $0.8 million provided by the issuance of our common stock. These factors were partially offset by $1.8 million used for the purchase of property and equipment and $1.2 million used for the repurchase of our common stock. Our current ratio was 4.0:1.0 at December 31, 2007 and 3.3:1.0 at March 31, 2007.

Accounts receivable, net of allowances, decreased $1.9 million to $17.7 million at December 31, 2007 compared to $19.6 million at March 31, 2007, primarily due to lower revenues during the quarter ended December 31, 2007, compared to the last quarter of our fiscal year ended March 31, 2007.

During the first nine months of fiscal 2008, we spent $1.8 million on property and equipment, including $1.3 million for the capitalization of internally developed software for our business intelligence service offerings. We anticipate spending a total of approximately $2.6 million on property and equipment in fiscal 2008, including approximately $1.8 million for the capitalization of internally developed software, primarily for our business intelligence service offerings. Other capital expenditures in fiscal 2008 will be primarily for computer equipment.

Accounts payable decreased $2.7 million to $11.0 million at December 31, 2007 compared to $13.7 million at March 31, 2007, primarily attributable to lower payments due to Program Suppliers as a result of lower volumes.

Taxes payable, net of taxes receivable, increased $1.2 million to $1.2 million at December 31, 2007 compared to $32,000 at March 31, 2007 primarily due to our implementation of FIN 48 and the timing of estimated tax payments relating to fiscal 2008. See Note 6: Adoption of Interpretation No. 48 of the Notes to the Condensed Consolidated Financial Statements.

Accrued compensation decreased $0.5 million to $1.1 million at December 31, 2007 compared to $1.6 million at March 31, 2007, primarily due to the payment of annual accrued bonuses relating to the fiscal year ended March 31, 2007.

Deferred rent, current and long-term, of $1.1 million at December 31, 2007 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease and will be recognized at approximately $29,000 per quarter.

Notes payable of $1.0 million at December 31, 2007 represents a $0.7 million loan from the Portland Development Commission (“PDC”), a $58,000 conditional grant from the PDC and a $0.2 million loan from the State of Oregon related to our fiscal 2007 corporate headquarters renovations. The loan from the PDC of $0.7 million does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning January 1, 2009. Similar terms apply to the conditional grant of $58,000. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. We are currently in compliance with these agreements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. During fiscal 2008, through February 4, 2008, we purchased 204,571 shares at an average price of $11.64 per share. Through February 4, 2008, 398,071 shares had been repurchased under this plan at an average price of $10.88 per share and 601,929 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2008. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended December 31, 2007, we determined that we were in compliance with the financial covenants at December 31, 2007. At December 31, 2007, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

With the exception of the adoption of Interpretation No. 48 as described in Note 6 of Notes to Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our fiscal 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007.

New Accounting Pronouncements

See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2007 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2007.

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

Changes in Internal Control Over Financial Reporting

Other than as described below, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Internal Control Significant Deficiency and Remediation Steps

During the third quarter of fiscal 2008, we determined that a significant deficiency existed in our process relating to the accrual for guaranteed minimum revenues from our customers, which caused revenues, accounts receivable and related income taxes to be overstated, which errors we have determined to be immaterial to the related corresponding financial reporting periods.

The guaranteed revenue recognition and accrual process relies upon certain internal controls, as well as review and analysis performed in the monthly financial closing process. During the closing of the financial results for October 2007, management detected the error while performing its monthly financial review and analysis procedures. These procedures were the primary internal controls for the mitigation of the financial reporting risks involving the issues underlying the current error, which spanned the prior eight fiscal quarters. Since the error that occurred during those fiscal quarters was immaterial to those financial reporting periods, it was not detected by use of internal control procedures during that time. Management has evaluated the error in accordance with SAB 108. Please see Note 8 of Notes to the Condensed Consolidated Financial Statements.

To improve our internal controls relating to our guaranteed revenue recognition and accrual process, we will review and analyze the billing details at a higher level of precision to ensure that the amounts accrued and recognized on total guaranteed revenues earned do not exceed the ultimate billed amounts. We believe that these additional steps to enhance our internal control procedures have eliminated the deficiency in our internal control processes related to the guaranteed revenue recognition and accrual process and, while we have not formally tested the operation of these internal controls, we believe they are now operating effectively and we will enhance management review to provide that assurance.

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

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Seventh Amendment to Credit Agreement, dated December 1, 2007, to Credit Agreement with Wells Fargo Bank, National Association, dated July 15, 2002.
10.2	Revolving Line of Credit Note dated December 1, 2007 between Rentrak Corporation and Wells Fargo Bank, National Association
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2008	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer