Form 10-K
period 2008-03-31
RENTRAK CORP
filed 2008-06-13
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($13.79) as reported by the Nasdaq Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 28, 2007), was $143,262,462.

The number of shares outstanding of the Registrant’s Common Stock as of June 5, 2008 was 10,607,964 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders.

RENTRAK CORPORATION

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitutes forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of reasons why our actual results may differ materially from our forward-looking statements. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

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

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and provides related rental and sales information for that content to home video specialty stores and other retailers, including grocery stores and convenience stores (“Retailers”), on a revenue sharing basis. Our PPT Division generated 88.9%, 92.6% and 93.4% of total revenues in fiscal 2008, 2007 and 2006, respectively.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business information services, which are no longer in the development stage. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. Our AMI Division generated 11.1%, 7.4% and 6.6% of total revenues in fiscal 2008, 2007 and 2006, respectively.

Effective April 1, 2007, we realigned and moved our Direct Revenue Sharing (“DRS”) line of business from the AMI Division to the PPT Division. Prior period information has been reclassified to conform to the current presentation. Our DRS services collect, track, audit and report the results of certain non-PPT retailers’ direct revenue sharing activity to the respective suppliers under established agreements, on a fee for service basis with the respective suppliers.

PPT Division

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment products (DVDs, Blu-ray Discs, etc.) (collectively “Units”) and related rental and sales information for those products to home video specialty stores and other Retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, Retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue generated from each retail rental and sale transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective Retailers.

Pay-Per-Transaction System

We distribute Units principally to Retailers through our PPT System. The PPT System has various product programs that enable Retailers to obtain Units at a significantly lower cost per Unit than if they purchased the Units from traditional video distributors. Through our PPT system, Retailers are given monthly access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers.

After the Retailer is approved for participation in the PPT System, Units are subleased to the Retailer, generally for a low initial fee plus a percentage of revenues generated by the Retailer from rentals and/or sales to consumers. We retain a portion of most fees and remit the remainder to the appropriate motion picture studio or other licensee or owner of the rights to certain video programming content (“Program Suppliers”) that hold the distribution rights to the Units. Due to the lower cost of “bringing Units in the door,” Retailers generally obtain a greater number of Units under the PPT System than they would if they purchased Units directly from a traditional distributor. The intended benefit to the Retailer is a higher volume of rental transactions, as well as a reduction in capital cost and risk. The intended benefit to the Program Supplier is an increase in the total number of Units shipped, resulting in increased revenues and opportunity for increased profit. The intended benefit to the consumer is the potential of finding more copies of certain newly released hit titles and a greater selection of other titles at Retailers participating in the PPT System (“Participating Retailers”).

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the U.S. and Canada. This system greatly simplifies the landscape for each Program Supplier by consolidating the thousands of individual retailers participating in our PPT System into one business partner. Content providers negotiate one lease/service arrangement with us and our PPT System manages the rest, including marketing and sales of content to PPT retailers, order fulfillment, collection of point of sale (“POS”) data, billing of revenue sharing fees and collection of payments.

During fiscal 2008, we offered titles from a number of Program Suppliers including, but not limited to: First Look Studios; Genius Products, Inc.; Lions Gate Films, Inc.; Maple Pictures Corp; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Twentieth Century Fox Home Entertainment, Inc.; Universal Studios Home Entertainment LLC; and Warner Brothers’ New Line Home Entertainment division. Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and, in other cases, the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have available for distribution titles which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us.

During fiscal 2008, 2007 and 2006, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	2008	2007	2006
Program Supplier 1	17%	20%	8%
Program Supplier 2	17%	17%	15%
Program Supplier 3	15%	12%	16%
Program Supplier 4	12%	2%	—
Program Supplier 5	7%	16%	24%

There were no other Program Suppliers who provided product that generated 10% or more of our total revenues for the years ended March 31, 2008, 2007 or 2006. Our agreement with our fifth largest Program Supplier expired March 31, 2007. While we continued to receive product from one of their divisions, the amount as a percentage of revenues declined significantly in fiscal 2008. This Program Supplier entered into a new arrangement with us in April 2008 and will begin to supply Units to the PPT System in June 2008. Although management does not believe that the relationships with the remaining significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles prior to home video distribution and our assessment of expected success in home rental distribution. At March 31, 2008, we had such guarantees with four Program Suppliers in amounts totaling approximately $1.1 million. We expect to make these payments during the first two quarters of fiscal 2009. Most of these amounts were included in cost of sales during fiscal 2008, since we recognize these costs on each title’s release date.

Distribution of DVDs and Blu-ray Discs

Our proprietary Rentrak Profit Maker Software (the “RPM Software”) and Video Retailer Essentials Software (the “VRE Software”) allow Participating Retailers to order Units through their POS system and provide the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface (RPM Software) or over the Internet (VRE Software). To further assist the Participating Retailers in ordering, we also produce a monthly product catalog (“Ontrak”).

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with third-party fulfillment providers to distribute our Units via both ground and overnight air courier to assure continued delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution were approximately 3.3%, 3.2% and 3.8% of our cost of sales in fiscal 2008, 2007 and 2006, respectively.

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

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to theatrically release their most promising movies during two periods of the year, early summer and during the holidays in the fourth calendar quarter. Since the release of movies to home video usually follows the theatrical release by approximately three to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur just prior to and/or during the fourth quarter holidays and in late winter/early spring. We believe our volume of rental transactions and resulting revenues and earnings reflect, in part, this seasonal pattern. However, changes in the release of Program Suppliers’ titles available to Participating Retailers and us may obscure any seasonal effect.

Competition

The PPT Division continues to be affected by the changing dynamics in the home video rental market. This market is highly competitive, constantly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, purchasing previously viewed Units from our Participating Retailers, ordering product via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” option and/or “on demand” content. Our PPT system focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis: for example, a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above, our PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, we face intense competition from all of the traditional distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other traditional distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources than us. In the past, certain traditional distributors offered Units to Retailers on a revenue sharing basis. However, to our knowledge, none do so today.

We also face direct competition from the Program Suppliers. All major Program Suppliers sell Units directly to major Retailers, including Blockbuster, the world’s largest chain of home video specialty stores, and to online movie rental subscription services, such as Netflix. We believe many of the major Program Suppliers have direct revenue sharing arrangements with Blockbuster and Movie Gallery, the world’s second largest chain of home video specialty stores, which includes Hollywood Entertainment. We also believe that certain Program Suppliers have executed direct revenue sharing agreements with several other large Retailers and online movie rental subscription services. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

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

Direct Revenue Sharing (DRS)

Our DRS service, managed through our “RevShare Essentials” system, is tailored to meet the needs of major studios (20th Century Fox Home Entertainment, Paramount Pictures Home Entertainment, Warner Home Video, etc.) and major independent program suppliers (Lions Gate Films, Starz Entertainment, etc.) (collectively “DRS clients”) who provide home entertainment content directly to large brick-and-mortar and online retailers (Blockbuster Entertainment, Movie Gallery, Netflix, etc.) (collectively “DRS retailers”) on a revenue sharing basis. For each DRS client, we collect, process, audit, summarize and report the number of rental and previously viewed sales transactions and corresponding retail revenue generated on each title distributed to each DRS retailer on a revenue sharing basis. We also provide in-depth Inventory tracking including by Title, Retailer and by store. Additionally, we conduct periodic physical audits of DRS retailers, using multiple methods of validation and recovery, to insure all DRS inventory is utilized in a manner consistent with the terms of its revenue sharing arrangement with our DRS client.

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

There are a number of risks that may adversely affect the size and profitability of our DRS business. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS retailers. Should the DRS clients end their DRS relationships, they would have no need for our DRS service. Second, our current DRS clients could decide to invest the resources necessary to provide DRS services internally. Third, SPHE could decide to improve SuperComm’s service offering, and successfully compete for one or more of our DRS clients. Lastly, if the overall size of the home entertainment rental market contracts significantly, and/or the large brick-and-mortar and online retailers’ share of the overall rental market declines significantly, as it did when Movie Gallery closed a substantial number of stores, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenues.

Formovies.com

Formovies.com is a website designed and hosted by us, and dedicated to assist consumers in finding a local video store where they can rent and/or purchase the video products they want. Consumers can find a particular movie of their choice by searching on various attributes of that title.

AMI Division

The AMI Division concentrates on expanding the customer base of our Essentials Suite™ of business information services offered primarily on a recurring subscription basis. Through patent pending software systems and business processes, we provide clients services from our Essentials Suite™.

Essentials Suite™

Currently included in the Essentials Suite™ are the following:

•	Box Office Essentials™ for reporting domestic and international gross receipt theatrical ticket sales;

•	OnDemand Essentials™ for measuring and reporting anonymous video on demand (“VOD”) usage data;

•	Supply Chain Essentials™ for managing the flow of products and funds at every point in the supply chain until the product reaches the consumer; and

•	Home Entertainment Essentials™ for reporting retail sales and rental data on DVDs and related products across the U.S. and Canada.

Box Office Essentials™

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios (“BOE clients”) and movie theater owners. Rentrak provides BOE clients with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is currently collected for virtually all movie theaters in North America, Guam and Puerto Rico and is primarily obtained via electronic connectivity to theater box offices. BOE clients include Walt Disney, Twentieth Century Fox, Paramount Pictures, Sony, Universal and Warner Brothers.

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

Our primary competitor is Nielsen EDI, which is a service of Nielsen Entertainment and part of VNU Media Measurement & Information. A principal difference between our products and our competitor’s is our use of technology to drive content acquisition and real-time data polling from content providers. Since the market in which we operate is comprised of a small number of major customers, client relations and retention are critical. Our competitor has significantly greater financial resources than us, which could enable it to surpass our technological advancements. This, combined with brand name recognition and the long-standing relationships between Nielsen and our BOE clients, could have a material adverse effect on our ability to grow this line of business.

On Demand Essentials™

OnDemand Essentials™ (“ODE”) provides cable operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze on-demand content. The service utilizes a Web-based, near real-time reporting system that provides clients with instant access to the crucial information needed to track on demand content, trends, consumer behavior and more. Our ODE Content Provider site enables users to view and analyze on-demand content across all cable multiple system operators (“MSOs”) with whom we have agreements in place. Through a secure, browser-based application, ODE users have access to current and historical market-level and individual content performance.

Participating distributors using this service represent over 90% of Video OnDemand (“VOD”) enabled homes including all but one of the top multiple system operators who offer on demand television. As of March 2008, we had over 90 network and studio clients for the service. Rentrak is the leader in on-demand television measurement, setting the stage for expansion of our services to traditional television, broadband and mobile.

Our primary competitor is Nielsen. Nielsen has announced its commercial launch of its Nora (Nielsen On Demand Reporting and Analytics) service. We continue to add MSO partners and, with current market penetration greater than 90%, we have a significant advantage at present. The market is not likely, however, to continue to permit exclusivity by a single service provider long term. Our competitor has significantly greater resources than us, which could lead to pricing pressures on us in the market place. Additionally, if we are not able to increase fees for the services we provide to our current client base, our ability to achieve revenue growth could be adversely affected. These factors, if they occur, could have a material adverse effect on our ability to grow this line of business as well as on our results of operations and financial position.

Supply Chain Essentials™

Supply Chain Essentials™ (“SCE”) is supply chain management software developed by us which allows clients to manage the flow of products and funds at every point in the supply chain until the product reaches the consumer. It does not depend on any third party code. We host the software for customers’ access under an application service provider’s model and license its use. A typical client for SCE is any company that receives orders (business to business or business to consumer), maintains warehouses and issues purchase orders to vendors. We are targeting potential clients through both direct sales and strategic alliances with established logistics and supply chain entities.

Companies like SAP, Oracle, Manhattan Associates, High Jump and Red Prairie already offer logistics and supply chain software. To various degrees, these types of software solutions require specialized personnel and IT infrastructure with a relatively high initial investment, making the solution cost prohibitive for smaller to mid-sized companies. Since we host our software, our clients generally pay a monthly service fee which is significantly lower than our competitors’ pricing, making our offering more attractive to a broader range of customers. Furthermore, our software provides web presence to traditional retail companies, known as “brick and mortar” companies, as well as integration with their existing software infrastructure.

Home Entertainment Essentials™

Home Entertainment Essentials™ provides accurate and comprehensive retail sales and rental data on DVD, UMD, Blu-ray Disc and video games. Through two separate web-based applications, Home Entertainment Essentials users can access current weekly and historical title and market level consumer sales and rental grosses to competitively benchmark industry performance.

Our rental application measures DVD and video game rentals from brick-and-mortar, kiosk and online channels across North America. We cover approximately 50% of the video specialty retailers within the United States, and approximately 90% in Canada. Clients have 24/7 web-access to current weekly market and title-level projection data on consumer rental spending and activity. Additionally, clients have access to historical data dating back to 2001. Clients include all the home entertainment divisions of the major and mini-major Hollywood studios such as Warner Home Video, Buena Vista Home Entertainment (Disney), Paramount/DreamWorks Home Entertainment, Universal Studios Home Entertainment, Sony Pictures Home Entertainment, 20th Century Fox Home Entertainment, New Line Cinema Home Entertainment, Lionsgate Entertainment, Walden Media, The Weinstein Company, and Vivendi Visual Entertainment. Microsoft Corporation has been a long-time subscriber to Home Entertainment Essentials’™ video game data.

Home Entertainment Essentials™ data is published in the industry trade magazines Video Business, Daily Variety, Home Media Retailing and Billboard Magazine, as well as USA Today, The New York Times online and Entertainment Weekly.

Competitors include Adams Media Research and Home Media Retailing Research. The main difference between our services and those of our competitors is that we collect daily POS bar code scan data from video retailers, which we believe provides a more reliable sample base and greater accuracy.

Our retail application primarily reports North American national consumer sales estimates of DVDs, Blu-ray Discs and Universal Media Disks (“UMDs”) to motion picture studios and retailers. We provide our clients with access to national consumer sales estimates at the industry level, by format and at the title level. Data is collected from thousands of retail locations in North America via weekly data feeds and projected nationally. Existing clients for the retail application include motion picture studios, talent agencies, production companies and others.

Other Division

The Other Division includes revenue relating to other products and/or services which are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies, and Multi-Screen Essentials™, which will track entertainment viewing content in the multi-screen viewing environment across multiple platforms. The completion date for these new services is dependent upon the capabilities of various industry participants and is contingent upon the availability of the data from those participants, the successful testing and processing of automated data feeds, as well as the timing of receipt of those data feeds.

Multi-Screen Essentials™

We are developing a comprehensive suite of analytical tools related to tracking content in the multi-screen viewing environment. For example, our TV Essentials product, which is currently in beta, is processing data from over 2.0 million digital set top boxes to analyze traditional television programs and advertising on a second by second basis. TV Essentials, in conjunction with OnDemand Essentials™, will enable us to expand our services to newer forms of media delivery, such as cell phones and the Internet. With each new product launched, we expect to secure additional revenue from our current customer base, while expanding the markets for our services.

Significant Customers

There were no customers that accounted for 10% or more of our total revenue in fiscal 2008, 2007 or 2006.

Trademarks, Copyrights, Proprietary Rights and Patents

We have registered our “RENTRAK,” “PPT,” “Pay Per Transaction,” “Entertainment Essentials,” “Box Office Essentials,” “Home Video Essentials,” “Home Entertainment Essentials,” “Supply Chain Essentials,” “On Demand Essentials,” “Video Game Essentials,” “Retail Essentials,” “AdEssentials,” “Business Intelligence Essentials,” “TV Essentials,” “ForMovies,” “ForMovies.com,” “Ontrak,” “RPM” and other marks under federal trademark laws. We have applied for and obtained registered status in several foreign countries for many of our trademarks. We have filed applications to register additional marks in the “Essentials” trademark family. Our trademark registrations will remain valid for an unlimited period, as long as we continue using the trademarks in commerce or as long as we intend to resume use of the mark during any period of non-use. We claim a copyright on our RPM Software and consider it to be proprietary. We have also filed notice and claim a copyright on our Essentials software. Our copyright in our software is expected to last for at least 95 years from the first sale or licensing of the software. Our trademarks, copyrights and other proprietary rights give us the power to prevent competitors from competing with us unfairly. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services and we intend to take appropriate action to halt any infringement and protect against improper usage.

We have applied for patents related to certain of our proprietary technologies, primarily for our Essentials Suite™ of products. We believe our proprietary technologies provide us with advantages over our competitors’ technologies.

Employees

As of March 31, 2008, including all subsidiaries, we employed 235 full-time employees and 27 part-time employees. We consider our relations with our employees to be good.

Financial Information About Industry Segments

See Note 15 of Notes to the Consolidated Financial Statements for information regarding our business segments and revenue by product line.

Geographic Information

Most of our revenues are generated within the U.S. and Canada, with Canada accounting for less than 10% of total revenues. All of our long-lived assets are located within the United States.

ITEM 1A.	RISK FACTORS

If our efforts to attract, retain and grow our base of Participating Retailers are not successful, our operations may be adversely affected.

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

The success of our AMI Division depends on effective software solutions, marketing, sales and customer relations in regards to existing services as well as our clients’ acceptance of future enhancements and new services. If we are unable to retain existing clients and/or secure new clients, our operating costs may exceed our revenues, which could have an adverse impact on our results of operations, financial condition, cash flows and liquidity.

We may be unable to obtain requisite data and other content to source our systems which provide our Essentials™ services.

Our Essentials™ services rely on data which is collected from a wide variety of sources. Once received, the data must be reviewed, processed and, at times, converted to our required file format. If we are unable to obtain quality data feeds and/or process that data timely, we may not be able to meet the needs of our clients. Thus, we could lose clients, which would have an adverse impact on our ability to grow our Essentials™ lines of business, which could have an adverse impact on our results of operations, financial condition, cash flows and liquidity.

Our Essentials™ services are highly dependent on Information Technology resources.

If we are unable to attract, hire and retain high quality information technology personnel at reasonable rates, we may not be able to timely meet the needs of existing clients and may not be able to enhance existing services or develop new lines of business. This could have an adverse effect on our results of operations, financial condition, cash flows and liquidity.

The market for on demand advertising has been slow to develop and may not grow for several years.

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

Multi-Screen Essentials™ faces competition from companies with significantly greater resources than us and the marketplace may be slow in adapting to the new technology, which could negatively affect the future prospects for Multi-Screen Essentials™.

Our primary competitors currently are Nielsen, TNS (Taylor Nelson Sofres) and GFK Equity Research. However, the marketplace has indicated that our census-driven technology service solutions are superior and outpace those solutions developed to date by our competitors. Each of these competitors has significantly greater resources than us, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, the data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data. The owners of the data may impose more restrictions on the use and reporting of that data, which may make it difficult to realize the full extent of viable services we anticipate. The marketplace (e.g. advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors, if they occur, could have a material adverse effect on our ability to grow this line of business as well as on our results of operations, cash flows and financial position.

Our DRS business is dependent on the studios maintaining direct revenue sharing relationships with the largest brick-and-mortar and online retailers.

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of Units at very large traditional and online retailers who have revenue sharing agreements directly with major studios. There are a number of risks that may adversely affect the size and profitability of our DRS business. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS retailers. Should the DRS clients end their DRS relationships, they would have no need for our DRS service. Second, our current DRS clients could decide to invest the resources necessary to provide DRS services internally. Third, SPHE could decide to improve SuperComm’s service offering, and successfully compete for one or more of our DRS clients. Lastly, if the overall size of the home entertainment rental market contracts significantly, and/or the large brick-and-mortar and online retailers’ share of the overall rental market declines significantly, as it did when Movie Gallery closed a substantial number of stores, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenues.

These, and other, factors could potentially reduce the need for our services and the quantity of data we process, which would negatively affect our results of operations, financial condition and liquidity.

We face intense competition in the markets in which we operate and those in which we are currently developing new service offerings.

Some of our competitors have extensive distribution networks, long-standing relationships with our suppliers and customers, stronger brand name recognition and significantly greater financial resources than us. These factors may enable our competition to have increased bargaining and purchasing power relating to resources that could enable them to operate in a more cost effective manner and/or to surpass our technological advancements. This could have a material adverse effect on our ability to grow our lines of business.

Our PPT business is greatly influenced by 1) technological advancements, 2) consumer behaviors and demand; and 3) changes in the industries in which we operate.

The markets in which our PPT division operates are highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers, ordering product directly via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” option. Our systems primarily rely on the end consumer choosing to rent Units from traditional “brick and mortar” retailers. Technological advancements, changes in distribution methods as well as lower pricing models may make other options more attractive to consumers and thereby materially diminish the demand for obtaining Units via traditional retailers. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Our services are highly dependent on the effective and efficient usage of technology and our overall information management infrastructure.

If we are unable to acquire, establish and maintain our information management systems to ensure accurate, reliable and timely data processed in an efficient and cost effective manner, we may not be able to meet the needs of existing clients and may not be able to enhance existing services or develop new lines of business. This could have an adverse effect on our business and long-term growth.

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

We maintain our headquarters in Portland, Oregon where we lease 55,500 square feet of office space. The lease for this space expires on December 31, 2016. We amended this lease and, effective February 1, 2009, we will lease a total of 58,800 square feet. We also maintain an office in Los Angeles, California where we lease 4,000 square feet of space utilized for our Box Office Essentials business. The lease for this space expires in July 2009. We anticipate that these spaces will be adequate for our near-term business needs.

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

Stock Price and Dividends

Our common stock, $.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” As of June 5, 2008 there were approximately 219 holders of record of our common stock.

The following table sets forth the reported high and low sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the Nasdaq Global Market:

Fiscal 2008	High	Low
Quarter 1	$16.45	$13.70
Quarter 2	15.37	10.56
Quarter 3	16.15	13.10
Quarter 4	14.45	9.95

Fiscal 2007	High	Low
Quarter 1	$12.58	$9.50
Quarter 2	12.42	9.72
Quarter 3	16.25	10.19
Quarter 4	16.50	13.92

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last nine fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Issuer Repurchases of Equity Securities

We repurchased the following shares of our common stock in open market transactions during the fourth quarter of fiscal 2008 pursuant to our previously-announced repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1, to January 31	92,693	$11.67	390,764	609,236
February 1 to February 29	24,807	10.95	415,571	584,429
March 1 to March 31	60,728	11.15	476,299	523,701

Total	178,228	11.39	476,299	523,701

The stock repurchase plan, which was approved by our Board of Directors in January 2006 for a total of 1.0 million shares, does not have an expiration date.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

This chart compares the five year cumulative total return on our common stock with that of the Nasdaq U.S. index, and a group of peer companies selected by us. The chart assumes $100 was invested on March 31, 2003, in our common stock, the Nasdaq U.S. index and the peer group, and that any dividends were reinvested. The new peer group is composed of companies within the video distribution business as follows: Hastings Entertainment, Inc., Blockbuster, Inc. and Netflix, Inc. The old peer group also included Movie Gallery, Inc., which is currently in bankruptcy; accordingly, we believe the new peer group is more representative because it excludes Movie Gallery. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Rentrak and the Nasdaq U.S. Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Company/Index	Base Period 03/31/03	Indexed Returns Year Ended
		03/31/04	03/31/05	03/31/06	03/31/07	03/31/08
Rentrak Corporation	$100.00	$170.62	$215.56	$198.64	$304.09	$235.41
Nasdaq U.S. Index	100.00	151.41	152.88	181.51	190.24	177.63
New Peer Index	100.00	198.70	93.77	114.67	113.30	133.07
Old Peer Index	100.00	169.77	116.15	97.17	98.11	108.95

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	Year Ended March 31,
	2008	2007	2006	2005	2004
Statement of Operations Data(1)
Revenues:
PPT Division	$82,805	$97,899	$87,157	$93,697	$70,289
AMI Division	10,383	7,822	6,126	4,818	3,219
Other Division(2)(3)	—	—	—	23	4,624

Total revenues	93,188	105,721	93,283	98,538	78,132
Cost of sales	61,814	72,242	65,111	69,882	60,090

Gross margin	31,374	33,479	28,172	28,656	18,042
Operating expenses:
Selling and administrative expense	25,683	25,188	22,241	20,046	16,357
Net loss from litigation settlements	—	—	—	225	—
Asset impairment	85	—	—	27	—

Total operating expenses	25,768	25,188	22,241	20,298	16,357

Income from operations	5,606	8,291	5,931	8,358	1,685
Other income, net	1,651	1,514	1,014	322	233

Income from continuing operations before income tax provision and loss from discontinued operations	7,257	9,805	6,945	8,680	1,918
Income tax provision	(2,663)	(3,918)	(2,549)	(3,437)	(479)

Income from continuing operations	4,594	5,887	4,396	5,243	1,439
Loss from discontinued operations	—	—	—	—	(129)

Net income	$4,594	$5,887	$4,396	$5,243	$1,310

Basic income per share from continuing operations	$0.43	$0.55	$0.42	$0.52	$0.15
Basic loss per share from discontinued operations	—	—	—	—	(0.01)

Basic net income per share	$0.43	$0.55	$0.42	$0.52	$0.14

Diluted income per share from continuing operations	$0.41	$0.53	$0.40	$0.49	$0.14
Diluted loss per share from discontinued operations	—	—	—	—	(0.01)

Diluted net income per share	$0.41	$0.53	$0.40	$0.49	$0.13

Shares used in per share calculations:
Basic	10,728	10,632	10,575	10,081	9,600
Diluted	11,227	11,170	11,047	10,592	10,119

	March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data(1)
Working capital	$41,043	$37,924	$30,796	$25,802	$14,633
Total assets	57,149	60,016	54,217	45,083	36,203
Long-term liabilities	4,145	2,338	—	51	235
Stockholders’ equity	43,672	41,335	35,411	29,933	18,796

(1)	Certain amounts for fiscal 2007 and 2006 and as of March 31, 2007 and 2006 were revised due to prior period corrections. See Note 16 of Notes to Consolidated Financial Statements for additional information.
(2)	Other Division revenue in fiscal 2004 primarily represents revenue from our fulfillment center, 3PF.com, which was sold in fiscal 2004.
(3)	We did not have any revenues from our Other Division in fiscal 2008 or 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ (which is now part of Home Entertainment Essentials™) moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in 2006, 2005 and 2004 was reclassified to the AMI Division for comparison purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Trends

Our corporate structure includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, Blu-ray Discs, etc.) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Effective April 1, 2007, we moved our Direct Revenue Sharing (“DRS”) line of business from the AMI Division to the PPT Division. Prior period information has been reclassified to conform to the current presentation. Our DRS services collect, track, audit and report the results of DRS retailers, such as Blockbuster Entertainment, Movie Gallery and Netflix, to the respective DRS client under established agreements on a fee for service basis.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

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

Our agreement with our fifth largest Program Supplier expired March 31, 2007. While we continued to receive some new product from a division of that Program Supplier during fiscal 2008, the amounts were significantly less due to the loss of the other divisions. This Program Supplier entered into a new arrangement with us in April 2008 and will begin to supply Units to the PPT System in June 2008. We continue to be in good standing with our remaining Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings.

We are also continually seeking to develop business relationships with new Program Suppliers. In November 2005, based on our successful involvement with a major studio in Canada, we entered into a revenue sharing agreement with that studio’s U.S. operator, which extends product offerings to Participating Retailers in the U.S. This agreement was effective for titles released beginning in January 2006, giving our U.S. Participating Retailers access to the large volume of high quality entertainment that this major studio has been delivering for years, and yielding 17% of our total revenues in fiscal 2008. Also, in October 2006, we began offering product from a major studio to our U.S. Participating Retailers, yielding 12% of our total revenues in fiscal 2008. Two additional Program Suppliers represented 17% and 15%, respectively, of our total revenues in fiscal 2008. As is typical of our agreements with Program Suppliers, most of our relationships with these Program Suppliers may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 32.7% during fiscal 2008 compared to fiscal 2007. We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

Sources of Revenue

Revenue by segment includes the following:

PPT Division

•	order processing fees generated when Units are ordered by, and distributed to, retailers;

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

•	sell-through fees generated when retailers sell previously-viewed rental Units to consumers;

•	buy-out fees generated when retailers purchase Units at the end of the lease term; and

•	DRS fees from data tracking and reporting services provided to Program Suppliers.

AMI Division

•	subscription fee revenues from Box Office Essentials™;

•	subscription fee revenues from Home Entertainment Essentials™;

•	subscription fee revenues from Supply Chain Essentials™; and

•	subscription fee revenues from OnDemand Essentials™.

Other Division

•

revenue relating to other products and/or services which are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies, and Multi-Screen Essentials™, which will track entertainment viewing content in the multi-screen viewing environment across multiple platforms.

Results of Operations

	Year Ended March 31, (1)
	2008		2007(2)		2006(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT Division	$82,805	88.9%	$97,899	92.6%	$87,157	93.4%
AMI Division	10,383	11.1	7,822	7.4	6,126	6.6

	93,188	100.0	105,721	100.0	93,283	100.0
Cost of sales	61,814	66.3	72,242	68.3	65,111	69.8

Gross margin	31,374	33.7	33,479	31.7	28,172	30.2
Operating expenses:
Selling and administrative	25,683	27.6	25,188	23.8	22,241	23.8
Asset impairment	85	0.1	—	—	—	—

	25,768	27.7	25,188	23.8	22,241	23.8

Income from operations	5,606	6.0	8,291	7.8	5,931	6.4
Other income (expense):
Interest income	1,517	1.6	1,521	1.4	1,016	1.1
Interest expense	(10)	—	(7)	—	(2)	—
Other income, net	144	0.2	—	—	—	—

	1,651	1.8	1,514	1.4	1,014	1.1

Income before income tax provision	7,257	7.8	9,805	9.3	6,945	7.4
Income tax provision	2,663	2.9	3,918	3.7	2,549	2.7

Net income	$4,594	4.9%	$5,887	5.6%	$4,396	4.7%

(1)	Percentages may not add due to rounding.
(2)	Revenue amounts for fiscal 2007 and 2006 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008. Certain fiscal 2007 and 2006 amounts were also revised for the correction of prior period errors. See Note 16 of Notes to Consolidated Financial Statements for additional information on the prior period errors.

Certain results of operations information by segment was as follows:

	PPT	AMI	Other(1)	Total
Year Ended March 31, 2008
Sales to external customers	$82,805	$10,383	$—	$93,188
Depreciation and amortization	86	710	637	1,433
Income (loss) from operations	15,216	1,458	(11,068)	5,606

Year Ended March 31, 2007
Sales to external customers	$97,899	$7,822	$—	$105,721
Depreciation and amortization	49	1,257	430	1,736
Income (loss) from operations(2)	21,167	(1,052)	(11,824)	8,291

Year Ended March 31, 2006
Sales to external customers	$87,157	$6,126	$—	$93,283
Depreciation and amortization	42	1,545	—	1,587
Income (loss) from operations(2)	17,510	(1,346)	(10,233)	5,931

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.
(2)

Income (loss) from operations amounts for fiscal 2007 and 2006 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008. Certain fiscal 2007 and 2006 amounts were also revised for the correction of prior period errors. See Note 16 of Notes to Consolidated Financial Statements for additional information on the prior period errors.

Additional results of operations information by segment was as follows:

	Year Ended March 31, (1)
	2008		2007		2006
(Dollars in thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT Division
Revenues	$82,805	100.0%	$97,899	100.0%	$87,157	100.0%
Cost of sales	59,856	72.3	70,019	71.5	63,552	72.9

Gross margin	$22,949	27.7%	$27,880	28.5%	$23,605	27.1%

AMI Division
Revenues	$10,383	100.0%	$7,822	100.0%	$6,126	100.0%
Cost of sales	1,958	18.9	2,223	28.4	1,559	25.4

Gross margin	$8,425	81.1%	$5,599	71.6%	$4,567	74.6%

(1)	Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

Year Ended March 31,	2008	2007	2006
Order processing fees	$7,593	$9,136	$7,546
Transaction fees	54,324	64,935	58,951
Sell-through fees	14,093	15,356	13,714
DRS	6,171	7,586	5,967
Essentials Suite™	10,383	7,822	6,126
Other	624	886	979

	$93,188	$105,721	$93,283

Revenue

Revenue decreased $12.5 million, or 11.9% to $93.2 million, in fiscal 2008 compared to fiscal 2007. The decrease in revenue in fiscal 2008 compared to fiscal 2007 was primarily due to decreases within our PPT Division, partially offset by an increase from our Essentials Suite™ of products in our AMI Division, as described more fully below.

Revenue increased $12.4 million, or 13.3% to $105.7 million in fiscal 2007 compared to $93.3 million in fiscal 2006. We realized increases in revenue across all of our major product lines in fiscal 2007 compared to fiscal 2006, as described more fully below.

PPT Division

PPT revenues decreased $15.1 million, or 15.4% in fiscal 2008 compared to fiscal 2007 and increased $10.7 million, or 12.3% in fiscal 2007 compared to fiscal 2006. Detail of our PPT Division revenue by service line was as follows (in thousands):

Year Ended March 31,	2008	2007	2006
Order processing fees	$7,593	$9,136	$7,546
Transaction fees	54,324	64,935	58,951
Sell-through fees	14,093	15,356	13,714
DRS	6,171	7,586	5,967
Other	624	886	979

	$82,805	$97,899	$87,157

Order processing fees decreased $1.5 million, or 16.9%, in fiscal 2008 compared to fiscal 2007 and increased $1.6 million, or 21.1%, in fiscal 2007 compared to fiscal 2006. Order processing fees were affected by the following:

Year Ended March 31,	2008	2007	2006
Units shipped (in thousands)	6,268	7,385	6,643
Fee per Unit	$1.21	$1.24	$1.13

	Fiscal 2008 compared to fiscal 2007	Fiscal 2007 compared to fiscal 2006
Percentage increase (decrease) in Units shipped	(15.1)%	11.2%
Effect of increase (decrease) in Units shipped on revenue	$(1.4) million	$0.8 million
Increase (decrease) in fee per Unit	$(0.03)	$0.11
Effect of increase (decrease) in fee per Unit on revenue	$(0.1) million	$0.8 million

The decrease in volume in fiscal 2008 compared to fiscal 2007 was due to an overall weakness in the quality of titles released in fiscal 2008 compared to fiscal 2007 and the decline in volume received from one of our major Program Suppliers. This Program Supplier represented 7%, 16% and 24%, respectively, of our total revenues during fiscal 2008, 2007 and 2006, respectively.

The increase in volume in fiscal 2007 compared to fiscal 2006 was partially due to two new output programs with major suppliers, which went into effect in January and March 2006, as well as increased volumes and quality of content from some of our existing Program Suppliers. These stronger product offerings also resulted in higher order processing fees per Unit in fiscal 2007 compared to fiscal 2006.

Fees per Unit are affected by our mix of Units received from Program Suppliers with varying rates of upfront fees and tend to fluctuate from period to period.

Transaction fees decreased $10.6 million, or 16.3%, in fiscal 2008 compared to fiscal 2007 and increased $6.0 million, or 10.2%, in fiscal 2007 compared to fiscal 2006.

The decrease in fiscal 2008 compared to fiscal 2007 was primarily due to lower rental transactions. Rental transactions at our Participating Retailers decreased 14%, while the overall rate per transaction decreased by 3%. Rental transactions have declined due to the overall market conditions and the loss of the Program Supplier noted above. The rate per transaction has decreased due to the timing and magnitude of guarantees. The guaranteed rate per Unit drives rates up during the first month of the rental cycle. When there are fewer guarantees or more Units reach the second and third months of the rental cycle, rates per transaction decrease.

The increase in transaction fees in fiscal 2007 compared to fiscal 2006 was primarily due to increased transactions related to output programs that began during the last quarter of fiscal 2006 as discussed above. Rental transactions at our Participating Retailers increased 13% in fiscal 2007 compared to fiscal 2006, while the rate per transaction remained relatively flat. A portion of the rental transactions were from arrangements which included minimum guarantees. For fiscal 2007, our rental transaction volume increase of 13% was reduced by rental guarantee transaction fees previously recognized in fiscal 2006, which resulted in the net increase in transactions fees of 10.2%.

Sell-through fees decreased $1.3 million, or 8.2%, in fiscal 2008 compared to fiscal 2007 primarily due to an overall decrease in the volume of Units released.

Sell-through fees increased $1.6 million, or 12.0%, in fiscal 2007 compared to fiscal 2006 primarily due to higher volumes of product available for sale to our Participating Retailers.

DRS fees decreased $1.4 million, or 18.7%, in fiscal 2008 compared to fiscal 2007 primarily due to the loss of one major studio customer.

DRS revenues increased $1.6 million, or 27.1%, in fiscal 2007 compared to fiscal 2006 due to increases in the number of transactions processed by us and the addition of new customers.

AMI Division

Revenues from our AMI division increased $2.6 million, or 32.7%, in fiscal 2008 compared to fiscal 2007 and increased $1.7 million, or 27.7%, in fiscal 2007 compared to fiscal 2006.

Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in, and successful marketing of, these offerings, which has increased our customer base and expanded our service offerings.

Other Division

We did not have any revenues from our Other Division in fiscal 2008 or 2007 as Supply Chain Essentials™, OnDemand Essentials™ and Retail Essentials™ moved from the Other Division to the AMI Division during the first quarter of fiscal 2007. Accordingly, revenue related to these products in fiscal 2006 was reclassified to the AMI Division for comparison purposes.

New revenue streams, AdEssentials™ and Multi-Screen Essentials™, are still in development and have not generated any revenue to date.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs in the PPT Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenues.

In the PPT Division, order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any period. As a result, it is difficult to predict the impact these Program Supplier Revenue Sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

In the AMI Division, a portion of the Essentials™ business information service offerings costs represent costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

Cost of sales decreased $10.4 million, or 14.4%, to $61.8 million in fiscal 2008 compared to $72.2 million in fiscal 2007 and increased $7.1 million, or 11.0%, in fiscal 2007 compared to $65.1 million in fiscal 2006. Cost of sales as a percentage of revenue was 66.3% in fiscal 2008, 68.2% in fiscal 2007 and 69.6% in fiscal 2006.

The decrease in cost of sales in fiscal 2008 compared to fiscal 2007 was primarily due to the decrease in revenues discussed above, as well as to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily due to a shift to more AMI Division revenue as compared to PPT Division revenue. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue. As revenues increase in our AMI Division, cost of sales as a percentage of revenues should decrease as most of our costs are fixed. Also, effective April 1, 2007, we increased the estimated lives of our capitalized software to five years from three years based on a review of our previous usage of such internally developed software. Therefore, costs associated with amortizing this software decreased in fiscal 2008 compared to fiscal 2007.

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

Selling and administrative expenses increased $0.5 million, or 2.0%, to $25.7 million in fiscal 2008 compared to $25.2 million in fiscal 2007, and increased $3.0 million, or 13.3%, in fiscal 2007 compared to $22.2 million in fiscal 2006.

Selling and administrative expense in fiscal 2008 compared to fiscal 2007 included an increase of $0.6 million in stock-based compensation related to the issuance of deferred stock units on April 2, 2007. In addition, selling and administrative expense increased $0.5 million related to the hiring of additional personnel associated with the expansion of our AMI Division. These factors were offset by a $0.6 million decrease in our bonus accrual in fiscal 2008 compared to fiscal 2007. As a percentage of revenues, selling and administrative expense increased to 27.6% in fiscal 2008 compared to 23.8% in fiscal 2007 primarily due to the increase in dollars spent in fiscal 2008 combined with decreased revenues over which to spread fixed costs.

The increase in selling and administrative expenses in fiscal 2007 compared to fiscal 2006 was primarily due to increases in compensation and related expenses due to expansion of our existing and new lines of business. In addition, fiscal 2007 included $0.9 million of stock-based compensation expense related to stock options and deferred stock units in connection with the implementation of SFAS No. 123R compared to zero in fiscal 2006. As a percentage of revenues, selling and administrative expenses were flat at 23.8% in both fiscal 2007 and 2006, as increased revenues over which fixed costs are spread were offset by the increases in expense noted above.

Asset Impairment

During fiscal 2008, we recorded an $85,000 impairment charge to write off a component of one of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the asset would not be placed in service in the foreseeable future.

Interest Income

Interest income was $1.5 million, $1.5 million and $1.0 million, respectively, in fiscal 2008, 2007 and 2006. Interest income was flat in fiscal 2008 compared to fiscal 2007 as increases due to higher average cash balances were offset by lower interest rates. The increase in fiscal 2007 compared to fiscal 2006 was primarily due to higher interest rates and higher average cash and investment balances. The higher interest rates in fiscal 2007 compared to fiscal 2006 were due to both higher market rates and the investment of our cash in higher-yield investments. Our average combined cash and investment balance was $33.8 million, $30.2 million and $25.2 million for fiscal 2008, 2007 and 2006, respectively.

Other Income, Net

Other income, net, in fiscal 2008 related to the recognition of the cumulative translation adjustment of our Rentrak U.K. subsidiary. The subsidiary had remained a legal entity as we were actively pursuing certain business activities. Since the liquidation of the subsidiary was substantially complete as of March 31, 2008, we recognized the cumulative translation adjustment of $181,000 related to this subsidiary and wrote off assets of $37,000. Accordingly, the net effect of these two amounts of approximately $144,000 was recognized as other income, net, in fiscal 2008.

Income Taxes

Our effective tax rate was 36.7%, 40.0% and 36.7%, respectively, in fiscal 2008, 2007 and 2006. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes. In addition, the 36.7% rate in fiscal 2008 was positively affected by $0.6 million of research and experimentation credits and negatively affected by a $0.1 million change associated with our adoption of FIN 48. The 36.7% effective tax rate in fiscal 2006 benefited from the utilization of net operating loss carryforwards and capital loss carryforwards, most of which were fully utilized by March 31, 2006, and which previously had been reserved against.

Inflation

We believe that the impact of inflation was minimal on our business in fiscal 2008, 2007 and 2006.

Liquidity and Capital Resources

Our sources of liquidity include our cash, cash equivalents and marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2009.

Cash and cash equivalents and marketable securities decreased $1.7 million to $31.8 million at March 31, 2008 compared to $33.5 million at March 31, 2007. This decrease resulted primarily from $2.6 million used for the purchase of property and equipment and $3.3 million used for the repurchase of our common stock, partially offset by $3.1 million provided by our operating activities and $0.8 million provided by the issuance of our common stock. Our current ratio was 5.4:1.0 at March 31, 2008 and 3.3:1.0 at March 31, 2007.

Accounts receivable, net of allowances, decreased $4.6 million to $15.0 million at March 31, 2008 compared to $19.6 million at March 31, 2007, primarily due to lower revenues during the quarter ended March 31, 2008, compared to the last quarter of fiscal 2007.

Other current assets increased $0.7 million to $1.3 million at March 31, 2008 compared to $0.6 million at March 31, 2007, primarily due to increases in Units on hand with an April 1, 2008 release date, as well as increases in the timing of prepayments of other expenditures.

During fiscal 2008, we spent $2.6 million on property and equipment, including $1.8 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $4.4 million on property and equipment in fiscal 2009, including approximately $3.2 million for the capitalization of internally developed software, primarily for our business information service offerings. The remaining capital expenditures in fiscal 2009 will be primarily for computer equipment.

Accounts payable decreased $6.9 million to $6.8 million at March 31, 2008 compared to $13.7 million at March 31, 2007, primarily attributable to lower payments due to Program Suppliers as a result of lower volumes.

Taxes payable, net of taxes receivable and prepaid taxes, increased $0.5 million to $0.5 million at March 31, 2008 compared to $32,000 at March 31, 2007 primarily due to our implementation of FIN 48, offset by expected refunds associated with research and experimentation credits, anticipated refunds attributable to financial statement revisions and refunds for overpayments of estimated taxes. See Note 2: Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Accrued compensation decreased $0.7 million to $0.9 million at March 31, 2008 compared to $1.6 million at March 31, 2007, primarily due to the payment of annual accrued bonuses relating to the fiscal year ended March 31, 2007.

Deferred rent, current and long-term, of $1.1 million at March 31, 2008 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease and will be recognized at approximately $22,000 per quarter.

Notes payable of $1.0 million at March 31, 2008 represents a $0.7 million loan from the Portland Development Commission (“PDC”), a $58,000 conditional grant from the PDC and a $0.2 million loan from the State of Oregon related to our fiscal 2007 corporate headquarters renovations. The loan from the PDC of $0.7 million does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning January 1, 2009. Similar terms apply to the conditional grant of $58,000. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. We are currently in compliance with these agreements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. During fiscal 2008, we purchased 282,799 shares at an average price of $11.51 per share. Through March 31, 2008, 476,299 shares had been repurchased under this plan at an average price of $10.92 per share and 523,701 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2008. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended March 31, 2008, we determined that we were in compliance with the financial covenants at March 31, 2008. At March 31, 2008, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2008 was as follows (in thousands):

	Payments Due By Fiscal Period
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
Operating leases	$10,340	$1,145	$2,246	$2,417	$4,532
PDC loan and conditional grant(1)	748	748	—	—	—
State of Oregon loan(1)	217	217	—	—	—
Program Supplier guarantees	1,139	1,139	—	—	—
Management contracts(2)	2,259	2,259	—	—	—

	$14,703	$5,508	$2,246	$2,417	$4,532

(1)	The loan from the PDC of $0.7 million does not bear interest until it becomes due and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning on the date that it becomes due, which is January 1, 2009. However, if the loan is forgiven, no interest will accrue. Similar terms apply to the conditional grant of $58,000. The loan from the State of Oregon of $0.2 million bears interest at the rate of 5% per annum and contains provisions relating to forgiveness if we meet certain requirements.
(2)	Most of the contracts with executive management have a one-year initial term. The above amounts do not include any additional payments which may be required in the event of termination or a change in control. See also Item 11 for details of our fiscal 2008 executive compensation.

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

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $572,000 and $596,000, respectively, at March 31, 2008 and 2007.

Program Supplier Reserves

We have entered into guarantee contracts with certain Program Suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments per Unit shipped that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). For guarantees paid in advance, the unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. The balance in this reserve totaled $0.02 million at both March 31, 2008 and 2007.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets. As of March 31, 2008 and 2007, we had a valuation allowance of $0.1 million recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. Net deferred tax assets and (liabilities) totaled $27,000 and ($256,000) million, respectively, as of March 31, 2008 and 2007.

Landlord Incentives

We maintain our headquarters in Portland, Oregon. On December 2, 2005, we renewed our current lease. The new lease term began on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we renovated our headquarter offices and expanded our occupancy from 48,000 square feet to approximately 55,500 square feet. This lease was amended to increase our square footage, and, effective February 1, 2009, our leased space will total 58,800 square feet. Our lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements, as well as three months of free rent. These landlord incentives totaled $1.08 million and $1.14 million, respectively, at March 31, 2008 and 2007, were recorded as deferred rent and are being amortized at the rate of approximately $22,000 per quarter, as a reduction to lease expense over the lease term. The leasehold improvements are recorded as assets and are included in Property and Equipment on our consolidated balance sheets. The leasehold improvements are being depreciated over their economic lives, which are estimated to be 10 years.

Capitalized Software

We account for capitalized software in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients within our expanding Essentials Suite™ of services. These services provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theatre owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. Such internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize such software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software. Effective April 1, 2007, we increased the estimated useful life of capitalized software from three to five years based on a review of our previous usage of such internally developed software. Historically, we have been able to utilize the systems we have put in place for a period of at least five years. Capitalized software is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in technology could affect our estimate of the useful life of such assets. Capitalized software costs, net of accumulated amortization, totaled $4.0 million and $2.8 million at March 31, 2008 and 2007, respectively.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options and deferred stock units (“DSUs”) based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which we had used historically for the purpose of providing pro forma financial disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As of March 31, 2008 and 2007, unrecognized stock-based compensation related to outstanding, but unvested, options and DSUs was $0.4 million, which will be recognized over the weighted average remaining vesting period of 4.0 years.

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

Accounting for Unrecognized Tax Benefits

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in tax positions and applies to situations where there is uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2008, the total amount of unrecognized tax benefits was $2.0 million, including penalties and interest of $0.3 million. All unrecognized tax benefits would affect the effective tax rate if recognized.

New Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Off-Balance Sheet Arrangements

Other than as disclosed above under Contractual Payment Obligations, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at March 31, 2008.

A review of our other financial instruments and risk exposures at March 31, 2008 revealed that we had exposure to interest rate risk related to our cash deposits and marketable securities. We utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as a result of adopting Statement of Financial Accounting Standards No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rentrak Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 9, 2008

Rentrak Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$26,862	$11,351
Marketable securities	4,986	22,105
Accounts receivable, net of allowances for doubtful accounts of $572 and $596	15,032	19,577	(1)
Note receivable	396	385
Advances to program suppliers, net of program supplier reserves of $17 and $23	95	166
Taxes receivable and prepaid taxes	1,455	32	(1)
Deferred income tax assets	253	77
Other current assets	1,296	574

Total Current Assets	50,375	54,267	(1)

Property and Equipment, net of accumulated depreciation of $7,731 and $6,325	6,145	5,097
Other Assets	629	652

Total Assets	$57,149	$60,016	(1)

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,768	$13,707
Accrued liabilities	671	455
Deferred rent, current portion	90	90
Accrued compensation	930	1,631
Deferred revenue	873	460

Total Current Liabilities	9,332	16,343	(1)

Deferred Rent, long-term portion	989	1,050
Deferred Income Tax Liabilities	226	333
Taxes payable, long term	1,965	—
Notes Payable	965	955

Total Liabilities	13,477	18,681	(1)

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,605 and 10,724	11	11
Capital in excess of par value	47,189	48,155
Accumulated other comprehensive income	170	132
Accumulated deficit	(3,698)	(6,963	) (1)

Total Stockholders’ Equity	43,672	41,335	(1)

Total Liabilities and Stockholders’ Equity	$57,149	$60,016	(1)

(1)	Amount revised. See Note 16 of Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Income Statements

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2008	2007		2006
Revenue	$93,188	$105,721	(1)	$93,283	(1)
Cost of sales	61,814	72,242	(1)	65,111

Gross margin	31,374	33,479		28,172
Operating expenses:
Selling and administrative	25,683	25,188	(1)	22,241
Asset impairment	85	—		—

	25,768	25,188		22,241

Income from operations	5,606	8,291	(1)	5,931	(1)
Other income (expense):
Interest income	1,517	1,521		1,016
Interest expense	(10)	(7)		(2)
Other income, net	144	—		—

	1,651	1,514		1,014

Income before income taxes	7,257	9,805	(1)	6,945	(1)
Provision for income taxes	2,663	3,918	(1)	2,549	(1)

Net income	$4,594	$5,887	(1)	$4,396	(1)

Basic net income per share	$0.43	$0.55	(1)	$0.42	(1)

Diluted net income per share	$0.41	$0.53	(1)	$0.40	(1)

Shares used in per share calculations:
Basic	10,728	10,632		10,575

Diluted	11,227	11,170		11,047

(1)	Amount revised. See Note 16 of Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For The Years Ended March 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income	Accumulated Deficit		Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2005	10,544,913	$10	$46,988	$181	$(17,246)		$29,933

Net income	—	—	—	—	4,396	(1)	4,396 (1)
Common stock issued pursuant to stock plans	152,423	1	707	—	—		708
Fair value of options granted to non-employee	—	—	219	—	—		219
Income tax benefit from stock option exercises	—	—	155	—	—		155

Balance at March 31, 2006	10,697,336	11	48,069	181	(12,850	) (1)	35,411 (1)

Net income	—	—	—	—	5,887	(1)	5,887 (1)
Unrealized loss on foreign currency translation	—	—	—	(49)	—		(49)

Comprehensive income							5,838 (1)
Common stock issued pursuant to stock plans	321,359	—	465	—	—		465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—		(131)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—		—
Deferred stock units granted to Board of Directors	—	—	358	—	—		358
Stock-based compensation expense - options	—	—	498	—	—		498
Common stock repurchased	(193,500)	—	(1,948)	—	—		(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—		844

Balance at March 31, 2007	10,723,728	11	48,155	132	(6,963	) (1)	41,335 (1)

Net income	—	—	—	—	4,594		4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)			(181)
Unrealized gain on foreign currency translation	—	—	—	219	—		219

Comprehensive income							4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—		1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—		(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—		—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—		650
Stock-based compensation expense - options	—	—	325	—	—		325
Common stock repurchased	(282,799)	—	(3,253)	—	—		(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)		(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—		493

Balance at March 31, 2008	10,604,664	$11	$47,189	$170	$(3,698)		$43,672

(1)	Amount revised. See Note 16 of Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended March 31,
	2008	2007		2006
Cash flows from operating activities:
Net income	$4,594	$5,887	(1)	$4,396	(1)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	493	844		155
Depreciation and amortization	1,433	1,736		1,587
Loss on disposition of assets	14	37		—
Gain on liquidation of foreign investment	(144)	—		—
Reserve on capitalized software projects	85	—		—
Amortization of discount on marketable securities	—	(421)		(181)
Adjustment to allowance for doubtful accounts	(27)	—		1
Stock-based compensation	975	856		—
Excess tax benefits from stock-based compensation	(272)	(358)		—
Deferred income taxes	(283)	679		637
Options granted to non-employee	—	39		179
(Increase) decrease in:
Accounts receivable	4,665	(1,759	)(1)	(3,776	)(1)
Note receivable issued to customer	(11)	—		—
Advances to program suppliers	132	59		960
Taxes receivable and prepaid taxes	(1,425)	32		580
Other current assets	(650)	(127)		159
Increase (decrease) in:
Accounts payable	(6,944)	(1,786)		3,063
Accrued liabilities and compensation	80	(976	) (1)	579	(1)
Deferred rent	(61)	1,140		—
Deferred revenue and other liabilities	424	12		54

Net cash provided by operating activities	3,078	5,894		8,393

Cash flows from investing activities:
Purchases of marketable securities	—	(6,852)		(14,651)
Maturities of marketable securities	17,119	—		—
Purchase of property and equipment	(2,568)	(3,233)		(1,966)
Note receivable payments received	—	183		486

Net cash provided by (used in) investing activities	14,551	(9,902)		(16,131)

Cash flows from financing activities:
Payments on capital lease obligation	—	—		(40)
Proceeds from notes payable	—	955		—
Issuance of common stock	889	334		708
Excess tax benefits from stock-based compensation	272	358		—
Repurchase of common stock	(3,253)	(1,948)		—
Collection of note receivable, related party	—	—		753

Net cash (used in) provided by financing activities	(2,092)	(301)		1,421

Effect of foreign exchange translation on cash	(26)	(6)		—

Increase (decrease) in cash and cash equivalents	15,511	(4,315)		(6,317)

Cash and cash equivalents:
Beginning of year	11,351	15,666		21,983

End of year	$26,862	$11,351		$15,666

Supplemental cash flow information:
Cash paid during the year for interest	$—	$—		$3
Cash paid during the year for income taxes, net of refunds received	$3,240	$3,356		$592

Supplemental non-cash information:
Accounts Receivable converted to Note Receivable	$—	$385		$—
Common Stock withheld in payment of exercise price for stock options and warrants	$208	$1,537		$—

(1)	Amount revised. See Note 16 of Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Overview

Rentrak Corporation is located in Portland, Oregon. We have two operating divisions, the Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division as well as an Other Division.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, Blu-ray Discs, etc.) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, PPT retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

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

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We consider our most critical accounting policies to be those that require the use of estimates and assumptions, specifically, accounts receivable reserves, Program Supplier guarantee reserves, judgments regarding realization of deferred tax assets, estimated realizable value of capitalized internally developed software costs, estimates related to stock-based compensation and unrecognized tax benefits.

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

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials line of business, in which we will develop reporting tools specifically relating to their unique business requirements. We will recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. As of March 31, 2008, we had received a payment of $300,000 and incurred related costs of $16,000, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed. Total revenues associated with this development project are anticipated to be approximately $1.1 million with corresponding costs estimated to be approximately $0.3 million. The development project is scheduled to be completed during the second or third quarter of fiscal 2009.

We recognize other services revenue, including DRS and business information services revenue, ratably over the period of service.

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

No customer accounted for 10% or more of our accounts receivable balance as of March 31, 2008 or 2007.

We do not have any off-balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, marketable securities, accounts and notes receivable, accounts payable and notes payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2008 and 2007.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. During fiscal 2008, we recorded an $85,000 impairment charge to write off a component of one of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the asset would not be placed in service in the foreseeable future.

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

Landlord Incentives

On December 2, 2005, we renewed our headquarters building lease in Portland, Oregon. The new lease term began on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we renovated our headquarter offices and expanded our occupancy from 48,000 square feet to approximately 55,500 square feet. This lease was amended and, effective February 1, 2009, our leased space will total 58,800 square feet. Our lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements, as well as three months of free rent. These landlord incentives and free rent totaled $1.08 million and $1.14 million, respectively, at March 31, 2008 and 2007, were recorded as deferred rent and are being amortized at the rate of approximately $22,000 per quarter as a reduction to rent expense over the lease term. The leasehold improvements, which totaled $0.9 million and $1.0 million, net of accumulated amortization, respectively, at March 31, 2008 and 2007, were recorded as assets and included in Property and Equipment on the consolidated balance sheets. The leasehold improvements are being depreciated over their economic lives, which are estimated to be 10 years.

Capitalized Software

We account for capitalized software in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients within our expanding Essentials Suite™ of services. These services provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theatre owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. Such internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize such software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software. Effective April 1, 2007, we increased the estimated useful life of capitalized software from three to five years based on a review of our previous usage of such internally developed software. Historically, we have been able to utilize the systems we have put in place for a period of at least five years. Capitalized software is reviewed for impairment in accordance with SFAS No. 144 as discussed above. Changes in technology could affect our estimate of the useful life of such assets. See Note 5.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2008 and 2007, we had a valuation allowance of $0.1 million recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. As of March 31, 2008 and 2007, net deferred tax assets and (liabilities) totaled $27,000 and ($256,000), respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in tax positions and applies to situations where there is uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2008, the total amount of unrecognized tax benefits was $2.0 million, including penalties and interest of

$0.3 million. All unrecognized tax benefits would affect the effective tax rate if recognized.

Program Supplier Reserves

We have entered into guarantee contracts with certain Program Suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments per Unit shipped that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. For guarantees paid in advance, the unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. The balance in this reserve totaled $0.02 million at both March 31, 2008 and 2007.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Advertising Expense

Advertising costs are expensed as incurred. Expenses incurred totaled approximately $1.8 million, $1.6 million and $1.2 million, respectively, in fiscal 2008, 2007 and 2006. Reimbursements received for direct and indirect expenses totaled approximately $2.2 million, $1.7 million and $1.3 million, respectively, in fiscal 2008, 2007 and 2006.

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

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior years as follows (in thousands, except per share amounts):

Year Ended March 31,	2006(1)
Net income, as reported	$4,396
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(824)

Net income, pro forma	$3,572

Net income per share – basic, as reported	$0.42

Net income per share – basic, pro forma	$0.34

Net income per share – diluted, as reported	$0.40

Net income per share – diluted, pro forma	$0.32

(1)	Amounts revised. See Note 16.

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

Comprehensive Income

Components of our comprehensive income consisted of the changes in our cumulative translation adjustment related to our Rentrak U.K. subsidiary, which has been mostly inactive since March 2003. The subsidiary had remained a legal entity as we were actively pursuing certain business activities. Since the liquidation of the subsidiary was substantially complete as of March 31, 2008, we recognized the cumulative translation adjustment of $181,000 related to this subsidiary and wrote off assets of $37,000. Accordingly, the net effect of these two amounts of approximately $144,000 was recognized as other income in fiscal 2008.

Earnings Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2008	2007	2006
Basic EPS:
Weighted average number of shares of common stock outstanding	10,728	10,632	10,575
Diluted EPS:
Effect of dilutive stock options	499	538	472

	11,227	11,170	11,047

The number of stock options not included in diluted EPS because their exercise price was greater than the average market price of the common shares for the period were zero in fiscal 2008 and 2007 and 0.2 million in fiscal 2006.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. See Notes 15 and 16.

Note 3. New Accounting Pronouncements

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have any effect on our financial position or results of operations.

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

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 effective April 1, 2008 did not have a material effect on our financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects, if any, of adopting SFAS No. 159.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157, as it relates to financial assets and liabilities, is effective for fiscal years beginning after November 15, 2007 and, as it relates to non-financial assets and liabilities, for fiscal years beginning after November 15, 2008. While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

Note 4. Marketable Securities

Marketable securities, all of which were classified as “held-to-maturity,” consisted of the following (in thousands):

	March 31,
	2008	2007
Corporate debt securities
Amortized cost	$4,986	$22,105
Gross unrecognized holding gains	4	—
Gross unrecognized holding losses	—	(45)

Aggregate fair value	$4,990	$22,060

All of the above securities matured at various dates through May 6, 2008.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2008	2007
Furniture, fixtures and computer equipment	$4,729	$3,993
Leasehold improvements	1,668	1,664
Capitalized software(1)	7,479	5,765

	13,876	11,422
Less accumulated depreciation and amortization	(7,731)	(6,325)

	$6,145	$5,097

(1)	Includes $1.9 million and $1.0 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2008 and 2007, respectively, and, as such, are not being amortized.

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

Amortization expense related to capitalized software was $0.6 million, $1.1 million and $1.0 million for fiscal 2008, 2007 and 2006, respectively. Accumulated amortization related to capitalized software was $3.5 million and $3.0 million at March 31, 2008 and 2007, respectively. Effective April 1, 2007, we increased the estimated lives of our capitalized software from 3 years to 5 years. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years as of March 31, 2008 is as follows (in thousands):

2009	$619
2010	613
2011	473
2012	274
2013	70

$2,049

Note 6. Renovation of Corporate Headquarter Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarter office renovations, we received cash-based rent incentives of $0.9 million from the lessor based on our qualified expenditures and three months of free rent, with a value of $0.3 million. These landlord incentives totaled $1.08 million and $1.14 million, respectively, at March 31, 2008 and 2007, were recorded as deferred rent and are being amortized at the rate of approximately $22,000 per quarter, as a reduction to lease expense over the lease term, which began January 1, 2007.

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

Note 7. Line of Credit

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2008. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the year ended March 31, 2008, we determined that we were in compliance with the financial covenants at March 31, 2008. At March 31, 2008, we had no outstanding borrowings under this agreement.

Note 8. Related Party Transaction

In February 2005, pursuant to his separation agreement, we loaned Mr. F. Kim Cox, our former President and Secretary, $0.8 million to assist him with exercising a portion of his vested options to purchase shares of our common stock. The loan bore interest at 2.78% per annum and was repaid in full, including accrued interest, in May 2005.

In addition, we entered into a consulting agreement with Mr. Cox on January 25, 2005 whereby he assisted us with strategic planning and product development issues. Pursuant to the agreement, we paid Mr. Cox $25,000 per month from February 2005 through March 2007. We paid Mr. Cox a total of $300,000 pursuant to this agreement in both fiscal 2007 and 2006.

Note 9. Income Taxes

Income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2008	2007(1)	2006(1)
U.S.	$7,088	$9,547	$6,945
Non-U.S.	169	258	—

	$7,257	$9,805	$6,945

(1)	Amounts revised. See Note 16.

The provision for income taxes from continuing operations was as follows (in thousands):

	Year Ended March 31,
	2008	2007(1)	2006(1)
Current tax provision:
Federal	$2,417	$2,818	$1,636
State	469	421	275
Foreign	60	—	—

	2,946	3,239	1,911
Deferred tax provision/(benefit)	(283)	679	638

	$2,663	$3,918	$2,549

(1)	Amounts revised. See Note 16.

The reported provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows (in thousands):

	Year Ended March 31,
	2008	2007(1)	2006(1)
Provision computed at statutory rates	$2,467	$3,334	$2,361
State taxes, net of federal benefit	499	675	267
Research credits	(569)	—	—
Amortization of intangibles	—	(146)	(144)
Change in valuation allowance	—	(156)	35
FIN48	114	—	—
Other	152	211	30

	$2,663	$3,918	$2,549

(1)	Amounts revised. See Note 16.

Deferred tax assets (liabilities) were comprised of the following components (in thousands):

	March 31,
	2008	2007
Current deferred taxes:
Deferred revenue	$357	$188
Other	(104)	(111)

Total current deferred taxes	253	77
Non-current deferred taxes:
Depreciation	600	264
Deferred rent	78	312
Accelerated research and experimentation expenditures	(1,644)	(1,254)
Stock-based compensation	529	270
Net operating loss and capital carryforwards	80	107
Other	211	75

Total non-current deferred taxes	(146)	(226)
Valuation allowance	(80)	(107)

Net non-current deferred taxes	(226)	(333)

Net deferred taxes	$27	$(256)

Total deferred tax assets were approximately $1.9 million and $1.2 million, respectively, at March 31, 2008 and 2007 and total deferred tax liabilities were approximately $1.7 million and $1.4 million, respectively. The increase (decrease) to our valuation allowance was approximately $(0.02) million, $(0.5) million and $0.2 million in fiscal 2008, 2007 and 2006, respectively.

As of March 31, 2008, we had state net operating loss carryforwards and capital loss carryforwards totaling approximately $0.3 million and $2.3 million, respectively, the tax benefit of which has also been fully reserved. The state net operating loss carryforwards expire beginning in fiscal years 2011 through 2024. The state capital loss carryforwards expire in fiscal years 2009 and 2010.

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

As of March 31, 2008, based on these assessments and considerations, we have provided a valuation allowance against our state net operating loss and capital loss carryforwards due to the lack of expected operating income and capital gains in the near term in those jurisdictions. As of March 31, 2007 we provided a valuation allowance against certain of our state net operating loss and capital loss carryforwards due to the lack of expected operating income and capital gains in the near term in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income and have, therefore, not recorded a valuation allowance against them.

We adopted FIN 48 effective April 1, 2007. Following is a rollforward of our unrecognized tax benefits in fiscal 2008 (in thousands):

Balance at April 1, 2007	$1,584
Additions for tax positions taken in fiscal 2008	265
Additions for tax positions taken in prior fiscal years	—
Decrease for tax positions taken in prior fiscal years (payment of tax)	(146)
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	—

Balance at March 31, 2008	$1,703

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $0.2 million and $0.3 million at April 1, 2007 and March 31, 2008, respectively. Interest and penalties recognized as a component of the tax provision in fiscal 2008 totaled approximately $0.1 million.

We file federal income tax returns, Canadian income tax returns and State of Oregon income tax returns, as well as multiple other state and local jurisdiction tax returns, and have open tax periods in each of the jurisdictions for the years ended March 31, 2001 through March 31, 2008. We are currently undergoing a federal tax audit for our fiscal year ended March 31, 2006. A potential reduction to the unrecognized tax benefits of approximately $0.4 million, before interest, relating to deductions for certain reserves and amortizable assets, may occur in the next twelve months as a result of a lapse of the applicable statute of limitations. We will continue to accrue interest related to these unrecognized tax positions during the next twelve months.

Note 10. Stockholders’ Equity

Share Repurchase Program

Our stock repurchase program, which was approved by our Board of Directors in January 2006, authorized the purchase of up to 1.0 million shares of our common stock and does not have an expiration date. Shares may be repurchased from time to time in both open market and privately negotiated purchases in such amounts as our authorized officer, Paul Rosenbaum, Chairman and Chief Executive Officer, deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. Currently, the price per share which may be paid to repurchase shares cannot exceed $12.75, unless further reauthorized by our Board of Directors.

We have repurchased the following shares pursuant to this plan:

	Number Repurchased	Average Price Per Share	Total Price
Fiscal 2008	282,799	$11.51	$3.3 million
Fiscal 2007	193,500	$10.07	$1.9 million

	476,299	$10.92	$5.2 million

At March 31, 2008, 523,701 shares remained available for repurchase under this plan.

Stock-Based Compensation Plans

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2008	2007	2006
Weighted average grant-date per share fair value of share options granted	$4.32	$—	$10.21
Total intrinsic value of share options exercised	1,178	2,446	921
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	975	856	—
Tax benefit recognized in statement of operations	272	180	—
Cash received from options exercised and shares purchased under all share-based arrangements(1)	889	465	708
Tax deduction realized related to stock options exercised(2)	493	782	155

(1)	During fiscal 2008 and 2007, we withheld $208,000 and $131,000, respectively, in shares related to employment taxes on stock option exercises as well as the payment for the cost of stock options.
(2)	Excludes a tax deduction totaling $62,000 related to the exercise of warrants in fiscal 2007.

No stock-based compensation was capitalized as a part of an asset during fiscal 2008, 2007 or 2006.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2008	2006
Risk-free interest rate	2.7%	4.16% - 4.49%
Expected dividend yield	0%	0%
Expected lives	6 years	6 - 9 years
Expected volatility	35.65%	64.87% - 70.08%

There were no options granted in fiscal 2007.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Prior to the adoption of SFAS No. 123R, the expected term was estimated based on historical experience. Since the implementation of SFAS No. 123R, the types of employees that receive option grants have been limited to executives and other key employees. Accordingly, we believe our historical data may no longer provide a reasonable basis upon which to estimate the expected term. Thus, under SFAS No. 123R, our option pricing model will utilize the simplified method accepted under Staff Accounting Bulletin No. 110 to estimate the expected term for all “plain vanilla” option grants. The expected volatility for options granted is calculated based on our historical volatility over the prior six year period. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend rate is 0%.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award, which is the requisite service period. We have not reduced the stock-based compensation for estimated forfeitures as there is no basis for estimating future forfeitures as all unvested options are held by members of senior management and the non-employee Directors.

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

As of March 31, 2008, awards covering 768,100 shares of our common stock remained available for grant under our 2005 Plan and 1,988,476 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Stock option activity for fiscal 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2007	1,185,664	$6.10
Granted	30,000	11.15
Exercised	(170,563)	6.02
Forfeited	(825)	3.84

Outstanding at March 31, 2008	1,044,276	6.26

During fiscal 2008, 15,828 shares of common stock with a market value of approximately $0.2 million were withheld in payment of the exercise price for stock options in accordance with our stock option plan.

Certain information regarding options outstanding as of March 31, 2008 was as follows:

	Options Outstanding	Options Exercisable
Number	1,044,276	968,776
Weighted average exercise price	$6.26	$5.94
Aggregate intrinsic value	$6,094,157	$964,704
Weighted average remaining contractual term	4.43 years	4.25 years

Deferred stock unit (“DSU”) activity for fiscal 2008 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2007	45,000	$10.04
Granted	45,000	15.45
Issued	(9,000)	10.04
Forfeited	(9,000)	15.45

Outstanding at March 31, 2008(1)	72,000	12.75

(1)	Of the 72,000 DSUs outstanding at March 31, 2008, 36,000 were vested. However, the DSUs are not issued until the director holding such DSU retires from the Board.

All of the DSUs were granted to members of our Board of Directors and vest one year after the date of grant.

On April 1, 2008, we granted 9,000 DSUs to each non-employee member of our Board of Directors, for a total of 45,000 DSUs, which vest three years from the date of grant. The fair market value of our common stock on the date of grant was $12.10 per share. Accordingly, the total value of the DSUs granted was $0.5 million and will be recognized over the three year vesting period.

As of March 31, 2008, unrecognized stock-based compensation related to outstanding, but unvested options and DSUs was $0.4 million, which will be recognized over the weighted average remaining vesting period of 4 years.

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

Note 12. Commitments

Leases

We lease certain facilities under operating leases expiring at various dates through 2016. Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2008 (in thousands):

Year Ending March 31,
2009	$1,145
2010	1,125
2011	1,120
2012	1,209
2013	1,209
Thereafter	4,532

Total minimum lease payments	$10,340

The leases require us to pay for taxes, insurance and maintenance. In fiscal 2007, we received $0.9 million from the landlord as an incentive upon our corporate headquarters lease renewal, as well as three months of free rent, the total value of which was recorded as deferred rent on our consolidated balance sheets. The deferred rent is being amortized at the rate of approximately $22,000 per quarter as a reduction to our rent expense over the lease term. Rent expense under operating leases is recognized on a straight-line basis over the terms of the leases and was approximately $1.1 million in fiscal 2008, $1.0 million in fiscal 2007 and $1.0 million in fiscal 2006. During the first quarter of fiscal 2009, we amended our corporate headquarters lease and, effective February 1, 2009, our monthly lease obligation will increase by approximately $5,500. This increased obligation is reflected in the above table.

Note 13. Contingencies

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations. We currently have no material outstanding litigation.

Note 14. 401(k) Plan

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Contributions under the 401(k) Plan for calendar 2006 and 2005 were approximately $108,000 and $93,000, respectively. Our plan year ends on December 31. As of March 31, 2008, we had accrued $131,000 for anticipated contributions related to the plan year ended December 31, 2007 and $105,000 relating to the plan year ending December 31, 2008. During the first quarter of fiscal 2009, we paid $131,000 related to our contribution for the plan year ended December 31, 2007 and $90,000 for the plan year ending December 31, 2008.

Note 15. Business Segments, Significant Suppliers, Product Lines and Major Customer

We operate in two business segments, our Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business information services, primarily offered on a recurring subscription basis, which are no longer in the early stages. Effective April 1, 2007, we realigned and moved our Direct Revenue Sharing (“DRS”) line of business from the AMI Division to the PPT Division. Prior period information has been reclassified to conform to the current presentation.

We did not have any revenues from our Other Division in fiscal 2008, 2007 or 2006.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Year Ended March 31, 2008
Sales to external customers	$82,805	$10,383	$—	$93,188
Depreciation and amortization	86	710	637	1,433
Income (loss) from operations	15,216	1,458	(11,068)	5,606

Year Ended March 31, 2007
Sales to external customers	$97,899	$7,822	$—	$105,721
Depreciation and amortization	49	1,257	430	1,736
Income (loss) from operations(2)	21,167	(1,052)	(11,824)	8,291

Year Ended March 31, 2006
Sales to external customers	$87,157	$6,126	$—	$93,283
Depreciation and amortization	42	1,545	—	1,587
Income (loss) from operations(2)	17,510	(1,346)	(10,233)	5,931

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.
(2)

Income (loss) from operations amounts for fiscal 2007 and 2006 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008. Certain fiscal 2007 and 2006 amounts were also revised for the correction of prior period errors. See Note 16 of Notes to Consolidated Financial Statements for additional information on the prior period errors.

Additional results of operations information by segment was as follows:

	Year Ended March 31, (1)
	2008		2007		2006
(Dollars in thousands) PPT Division	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
Revenues	$82,805	100.0%	$97,899	100.0%	$87,157	100.0%
Cost of sales	59,856	72.3	70,019	71.5	63,552	72.9

Gross margin	$22,949	27.7%	$27,880	28.5%	$23,605	27.1%

AMI Division
Revenues	$10,383	100.0%	$7,822	100.0%	$6,126	100.0%
Cost of sales	1,958	18.9	2,223	28.4	1,559	25.4

Gross margin	$8,425	81.1%	$5,599	71.6%	$4,567	74.6%

(1)	Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

Year Ended March 31,	2008	2007	2006
Order processing fees	$7,593	$9,136	$7,546
Transaction fees	54,324	64,935	58,951
Sell-through fees	14,093	15,356	13,714
DRS	6,171	7,586	5,967
Essentials Suite™	10,383	7,822	6,126
Other	624	886	979

	$93,188	$105,721	$93,283

During fiscal 2008, 2007 and 2006, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	2008	2007	2006
Program Supplier 1	17%	20%	8%
Program Supplier 2	17%	17%	15%
Program Supplier 3	15%	12%	16%
Program Supplier 4	12%	2%	—
Program Supplier 5	7%	16%	24%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for fiscal 2008, 2007 or 2006. Our agreement with our fifth largest Program Supplier expired March 31, 2007. While we continued to receive some product from one of their divisions, the amount as a percentage of revenues declined significantly in fiscal 2008. This Program Supplier entered into a new arrangement with us in April 2008 and will begin to supply Units to the PPT System in June 2008. Although management does not believe that the relationships with the remaining significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in fiscal 2008, 2007 or 2006.

Note 16. Prior Period Corrections

During the third quarter of fiscal 2008, we discovered an error in our process relating to the accrual for guaranteed minimum revenues from our customers which caused revenues and the related income tax expense to be overstated in the prior eight fiscal quarters by $576,000 and $240,000, respectively. Accordingly, our accumulated deficit through the second quarter of fiscal 2008 was understated by $336,000. This error had no impact on previously reported cash flows from operating, financing or investing activities and was considered to be immaterial to the previously reported results of operations as well as our financial position. Since the cumulative impact of this error would be material to the results of the third quarter of fiscal 2008 ended December 31, 2007, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”). This guidance required that the prior period financial statements be corrected, even though such revision previously was, and continues to be, immaterial to the prior period financial statements. Accordingly, our Form 10-Q for the quarter ended December 31, 2007 included a reconciliation of the eight quarters affected as well as a reconciliation of the March 31, 2007 balance sheet. Following is a reconciliation of the fiscal 2007 and 2006 consolidated income statement information (in thousands, except per share amounts):

	Fiscal 2007
	Revenue	Provision for Income Taxes	Net Income	Basic Net Income Per Share(1)	Diluted Net Income Per Share
Reported	$105,998	$4,034	$6,048	$0.57	$0.54
Adjustment	(277)	(116)	(161)	(0.01)	(0.01)

Revised	$105,721	$3,918	$5,887	$0.55	$0.53

	Fiscal 2006
	Revenue	Provision for Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$93,394	$2,590	$4,466	$0.42	$0.40
Adjustment	(111)	(41)	(70)	—	—

Revised	$93,283	$2,549	$4,396	$0.42	$0.40

(1)	Amounts may not add due to rounding.

Following is a reconciliation of balance sheet amounts as of March 31, 2007 (in thousands):

	March 31, 2007
	Accounts Receivable	Taxes (Payable) Receivable	Accumulated Deficit
Reported	$19,965	$(125)	$(6,732)
Adjustment	(388)	157	(231)

Revised	$19,577	$32	$(6,963)

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2008 was as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008(1)
Revenue	$24,238	$22,777	$23,875	$22,298
Income from operations	1,835	1,573	619	1,579
Net income	1,248	1,110	547	1,689
Basic net income per share	0.12	0.10	0.05	0.16
Diluted net income per share	0.11	0.10	0.05	0.15

2007(1)
Revenue	$26,848	$24,098	$26,663	$28,112
Income from operations	2,306	2,704	1,001	2,280
Net income	1,557	1,940	815	1,575
Basic net income per share	0.15	0.18	0.07	0.15
Diluted net income per share	0.14	0.17	0.08	0.14

(1)	The first and second quarter of fiscal 2008 and all four quarters of fiscal 2007 have been revised. See Note 16 above.

Rentrak Corporation

Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2006	$654	$1	$(849)	$655	$461
Fiscal 2007	461	—	(400)	535	596
Fiscal 2008	596	—	(801)	777	572

Program Supplier reserve
Fiscal 2006	$3,246	$108	$(3,320)	$(2)	$32
Fiscal 2007	32	23	(9)	(23)	23
Fiscal 2008	23	17	(22)	(1)	17

Valuation allowance on deferred tax assets
Fiscal 2006	$403	$221	$—	$—	$624
Fiscal 2007	624	(517)	—	—	107
Fiscal 2008	107	(27)	—	—	80

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During the third quarter of fiscal 2008, we determined that a significant deficiency existed in our process relating to the accrual and recognition of guaranteed minimum revenues. We remediated this significant deficiency during the third quarter of fiscal 2008 and formally tested the operation of these internal controls during our fourth quarter of fiscal 2008. We believe these controls are operating effectively.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rentrak Corporation

We have audited Rentrak Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Rentrak Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rentrak Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 9, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, OR
June 9, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Executive Compensation,” “Director Compensation for Fiscal 2008” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2008, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(2)	1,058,550	$6.35	(4)	768,100

Equity compensation plans not approved by shareholders(3)	57,726	$4.98		—

Total	1,116,276	$6.26		768,100

(1)	See Note 10 of Notes to Consolidated Financial Statements for a description of the significant terms of the outstanding options and deferred stock units.
(2)	Equity compensation plans approved by shareholders include the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.
(3)	Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval include the 1997 Non-Officer Employee Stock Option Plan.
(4)	The weighted average exercise price does not take into account deferred stock units (“DSUs”) granted to our non-employee directors under the 2005 Stock Incentive Plan. DSUs represent the right to receive shares of our common stock upon ceasing to be a director following a specified vesting period, with immediate vesting in full upon death, disability or a change in control of Rentrak. There were 72,000 DSUs outstanding at March 31, 2008, representing the right to receive an equal number of shares.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Matters Relating to Our Auditors.”

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

Date: June 13, 2008	RENTRAK CORPORATION

	By:	/s/ Paul A. Rosenbaum
Paul A. Rosenbaum
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 13, 2008.

Principal Executive Officer and Director:

By:	/s/ Paul A. Rosenbaum
Paul A. Rosenbaum
Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer

Majority of Directors:

By:	/s/ Judith G. Allen
Judith G. Allen, Director

By:	/s/ Thomas D. Allen
Thomas D. Allen, Director

By:	/s/ Cecil D. Andrus
Cecil D. Andrus, Director

By:	/s/ George H. Kuper
George H. Kuper, Director

By:	/s/ Ralph R. Shaw
Ralph R. Shaw, Director

EXHIBIT INDEX

The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005. (17)

3.2	Bylaws of Rentrak Corporation as Amended Through December 19, 2007. (1)

10.1*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation.

10.2*	The 1997 Equity Participation Plan of Rentrak Corporation, as amended. (2)

10.3*	Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan. (3)

10.4*	Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan. (4)

10.5*	The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (10)

10.6*	Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (11)

10.7*	Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (12)

10.8*	Third Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (13)

10.9*	Rentrak Corporation 2005 Stock Incentive Plan. (22)

10.10*	Form of Award Agreement for Non-Qualified Stock Option under 2005 Stock Incentive Plan. (23)

10.11	Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo Bank”) dated July 15, 2002. (18)

10.12	First Amendment, dated July 1, 2003, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (19)

10.13	Fourth Amendment, dated February 11, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (20)

10.14	Fifth Amendment to Credit Agreement, dated December 1, 2005, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (21)

10.15	Sixth Amendment, dated December 1, 2006, to Credit Agreement with Wells Fargo Bank, dated July 15, 2002. (28)

10.16	Seventh Amendment to Credit Agreement, dated December 1, 2007, to Credit Agreement with Wells Fargo Bank, National Association, dated July 15, 2002. (30)

10.17	Revolving Line of Credit Note dated December 1, 2007 between Rentrak Corporation and Wells Fargo Bank, National Association. (31)

10.18*	Employment Agreement with Mark L. Thoenes effective January 1, 2007. (5)

10.19*	Employment Agreement with Timothy J. Erwin effective January 1, 2007. (33)

10.20	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and U.S. Stock Transfer Corporation. (6)

10.21*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (7)

10.22*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (8)

10.23*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (25)

10.24*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (26)

10.25*	Employment Agreement with Amir Yazdani effective January 1, 2007. (34)

10.26*	Employment Agreement with Paul A. Rosenbaum dated October 1, 2001. (9)

10.27*	Employment Agreement between Rentrak Corporation and Marty Graham effective January 1, 2007. (24)

10.31*	Employment Agreement between Kenneth M. Papagan and Rentrak Corporation effective January 1, 2007. (14)

10.32*	Employment Agreement between Cathy Hetzel and Rentrak Corporation effective January 1, 2007. (15)

10.33*	Employment Agreement dated January 1, 2007 between Ronald Giambra and Rentrak Corporation. (32)

10.34*	Form of Award Agreement for Non-Employee Director Deferred Stock Units. (29)

10.35*	Rentrak Corporation Executive Nonqualified Excess Plan.

10.36*	Employment Agreement between Christopher E. Roberts and Rentrak Corporation effective January 1, 2008.

21	List of Subsidiaries of Registrant. (16)

23	Consent of GRANT THORNTON LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99	Description of Capital Stock of Rentrak Corporation. (27)

*	Management Contract or Compensatory Plan or Arrangement.

E-1

1.	Filed as Exhibit 3.2 to Form 8-K filed on December 21, 2007.
2.	Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.
3.	Filed as Exhibit 10.8 to 2003 Form 10-K filed on June 26, 2003.
4.	Filed as Exhibit 10.9 to 2003 Form 10-K filed on June 26, 2003.
5.	Filed as Exhibit 10.1 to Form 8-K filed on May 4, 2007.
6.	Filed as Exhibit 4.1 to Form 8-K filed on May 18, 2005.
7.	Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.
8.	Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.
9.	Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.
10.	Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.
11.	Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.
12.	Filed as Exhibit 10.31 to 2002 Form 10-K filed on June 28, 2002.
13.	Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.
14.	Filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007.
15.	Filed as Exhibit 10.1 to Form 8-K filed on March 27, 2007.
16.	Filed as Exhibit 21 to Form 10-K filed on July 14, 2004.
17.	Filed as Exhibit 3.1 to Form 10-K filed on June 13, 2005.
18.	Filed as Exhibit 10.7 to Form 10-K filed on June 13, 2005.
19.	Filed as Exhibit 10.8 to Form 10-K filed on June 13, 2005.
20.	Filed as Exhibit 10.11 to Form 10-K filed on June 13, 2005.
21.	Filed as Exhibit 10.1 to Form 10-Q filed on February 7, 2006.
22.	Filed as Exhibit 10.1 to Form 8-K filed on August 31, 2005.
23.	Filed as Exhibit 10.1 to Form 10-Q filed on November 8, 2005.
24.	Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2007.
25.	Filed as Exhibit 10.17 to Form 10-K filed on June 13, 2005.
26.	Filed as Exhibit 10.18 to Form 10-K filed on June 13, 2005.
27.	Filed as Exhibit 99.1 to Form 8-K filed on May 18, 2005.
28.	Filed as Exhibit 10.1 to Form 10-Q filed on February 9, 2007.
29.	Filed as Exhibit 10.1 to Form 10-Q filed on November 9, 2006.
30.	Filed as Exhibit 10.1 to Form 10-Q filed on February 6, 2008.
31.	Filed as Exhibit 10.2 to Form 10-Q filed on February 6, 2008.
32.	Filed as Exhibit 10.1 to Form 10-Q filed on August 9, 2007.
33.	Filed as Exhibit 10.19 to Form 10-K filed on June 13, 2007.
34.	Filed as Exhibit 10.25 to Form 10-K filed on June 13, 2007.

E-2