Form 10-Q
period 2008-06-30
RENTRAK CORP
filed 2008-08-06
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,611,039
(Class)	(Outstanding at August 1, 2008)

RENTRAK CORPORATION

FORM 10-Q

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2008 and March 31, 2008 (unaudited)	2

	Condensed Consolidated Income Statements - Three Months Ended June 30, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years Ended March 31, 2008 and 2007 and three months ended June 30, 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

Signature		19

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2008	March 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$35,748	$26,862
Marketable securities	—	4,986
Accounts receivable, net of allowances for doubtful accounts of $585 and $572	16,850	15,032
Note receivable	396	396
Advances to program suppliers, net of program supplier reserves of $24 and $17	132	95
Taxes receivable and prepaid taxes	616	1,455
Deferred income tax assets	253	253
Other current assets	1,169	1,296

Total Current Assets	55,164	50,375
Property and equipment, net of accumulated depreciation of $8,115 and $7,731	6,134	6,145
Other assets	606	629

Total Assets	$61,904	$57,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,955	$6,768
Accrued liabilities	408	671
Deferred rent, current portion	90	90
Accrued compensation	901	930
Deferred revenue	1,788	873

Total Current Liabilities	13,142	9,332
Deferred rent, long-term portion	974	989
Deferred income tax liabilities	200	226
Taxes payable, long-term	1,980	1,965
Notes payable	748	965

Total Liabilities	17,044	13,477
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding:
10,611 and 10,605	11	11
Capital in excess of par value	47,323	47,189
Accumulated other comprehensive income	188	170
Accumulated deficit	(2,662)	(3,698)

Total Stockholders’ Equity	44,860	43,672

Total Liabilities and Stockholders’ Equity	$61,904	$57,149

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2008	2007
Revenue	$25,353	$24,238	(1)
Cost of sales	16,812	15,964

Gross margin	8,541	8,274
Selling and administrative expense	6,860	6,439

Income from operations	1,681	1,835	(1)
Other income (expense):
Interest income	170	407
Interest expense	(2)	(2)

	168	405

Income before income taxes	1,849	2,240	(1)
Provision for income taxes	813	992	(1)

Net income	$1,036	$1,248	(1)

Basic net income per share	$0.10	$0.12	(1)

Diluted net income per share	$0.09	$0.11	(1)

Shares used in per share calculations:
Basic	10,448	10,726

Diluted	10,983	11,333

(1)	Revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,036	$1,248 (1)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Tax benefit from stock-based compensation	(18)	56
Depreciation and amortization	388	324
Adjustment to allowance for doubtful accounts	13	(57)
Stock-based compensation	127	353
Excess tax benefits from stock-based compensation	(18)	(19)
Deferred income taxes	(25)	(118)
(Increase) decrease in:
Accounts receivable	(1,831)	1,193 (1)
Advances to program suppliers	(35)	83
Taxes receivable and prepaid taxes	841	—
Other current assets	158	(347)
Increase (decrease) in:
Accounts payable	3,184	(4,492)
Taxes payable	14	1,048 (1)
Accrued liabilities and compensation	(292)	(865)
Deferred rent	(15)	(16)
Deferred revenue and other liabilities	916	448

Net cash provided by (used in) operating activities	4,443	(1,161)
Cash flows from investing activities:
Maturity of marketable securities	4,986	—
Purchase of marketable securities	—	(2)
Purchase of property and equipment	(593)	(609)

Net cash provided by (used in) investing activities	4,393	(611)
Cash flows from financing activities:
Issuance of common stock	25	123
Excess tax benefits from stock-based compensation	18	19

Net cash provided by financing activities	43	142
Effect of foreign exchange translation on cash	7	(17)

Increase (decrease) in cash and cash equivalents	8,886	(1,647)
Cash and cash equivalents:
Beginning of year	26,862	11,351

End of period	$35,748	$9,704

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$2	$5
Deferred gain related to forgiven loan for capital assets	$219	$—

(1)	Revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2006	10,697,336	$11	$48,069	$181	$(12,850	) (1)	$35,411 (1)
Net income	—	—	—	—	5,887	(1)	5,887 (1)
Unrealized loss on foreign currency translation	—	—	—	(49)	—		(49)

Comprehensive income							5,838 (1)
Common stock issued pursuant to stock plans	321,359	—	465	—	—		465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—		(131)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—		—
Deferred stock units granted to Board of Directors	—	—	358	—	—		358
Stock-based compensation expense - options	—	—	498	—	—		498
Common stock repurchased	(193,500)	—	(1,948)	—	—		(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—		844

Balance at March 31, 2007	10,723,728	11	48,155	132	(6,963	) (1)	41,335 (1)
Net income	—	—	—	—	4,594		4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)			(181)
Unrealized gain on foreign currency translation	—	—	—	219	—		219

Comprehensive income							4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—		1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—		(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—		—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—		650
Stock-based compensation expense - options	—	—	325	—	—		325
Common stock repurchased	(282,799)	—	(3,253)	—	—		(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)		(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—		493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)		43,672
Net income	—	—	—	—	1,036		1,036
Unrealized gain on foreign currency translation	—	—	—	18	—		18

Comprehensive income							1,054
Common stock issued pursuant to stock plans	6,375	—	25	—	—		25
Deferred stock units granted to Board of Directors, net	—	—	45	—	—		45
Stock-based compensation expense - options	—	—	82	—	—		82
Income tax effect from stock-based compensation	—	—	(18)	—	—		(18)

Balance at June 30, 2008	10,611,039	$11	$47,323	$188	$(2,662)		$44,860

(1)	Revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2008 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2. Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended June 30,
	2008	2007
Basic EPS:
Weighted average number of shares of common stock outstanding	10,448	10,726
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	535	607

	10,983	11,333

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	—	—

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

We did not have any revenues from our Other Division in the fiscal 2009 or fiscal 2008 periods.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended June 30, 2008
Sales to external customers	$22,310	$3,043	$—	$25,353
Depreciation and amortization	27	210	151	388
Income (loss) from operations	3,919	277	(2,515)	1,681
Three Months Ended June 30, 2007
Sales to external customers(2)	$21,885	$2,353	$—	$24,238
Depreciation and amortization	17	161	146	324
Income (loss) from operations(2)	4,514	300	(2,979)	1,835

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)	Amounts revised. See Note 7.

Additional results of operations information by segment was as follows:

	Three Months Ended June 30, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars(2)	% of revenues
PPT Division
Revenues	$22,310	100.0%	$21,885	100.0%
Cost of sales	16,206	72.6	15,547	71.0

Gross margin	$6,104	27.4%	$6,338	29.0%

AMI Division
Revenues	$3,043	100.0%	$2,353	100.0%
Cost of sales	606	19.9	417	17.7

Gross margin	$2,437	80.1%	$1,936	82.3%

(1)	Percentages may not add due to rounding.

(2)	Amounts revised. See Note 7.

Revenue by service activity was as follows (in thousands):

	Three Months Ended June 30,
	2008	2007(1)
Order processing fees	$2,398	$1,756
Transaction fees	14,422	14,220
Sell-through fees	3,608	4,020
DRS fees	1,744	1,733
Essentials Suite™	3,043	2,353
Other	138	156

	$25,353	$24,238

(1)	Amounts revised. See Note 7.

During the three-month periods ended June 30, 2008 and 2007, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended June 30,
	2008	2007
Program Supplier 1	23%	17%
Program Supplier 2	13%	16%
Program Supplier 3	12%	16%
Program Supplier 4	10%	14%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the quarters ended June 30, 2008 or 2007. Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the quarters ended June 30, 2008 or 2007.

Note 4. Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.”

Stock option activity for the first quarter of fiscal 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2008	1,044,276	$6.26
Granted	—	—
Exercised	(6,375)	3.99
Forfeited	—	—

Outstanding at June 30, 2008	1,037,901	6.28

As of June 30, 2008, unrecognized stock-based compensation related to outstanding, but unvested options was $0.3 million, which will be recognized over the weighted average remaining vesting period of 3.8 years.

Deferred stock unit (“DSU”) activity for the first quarter of fiscal 2009 was as follows:

	Units Outstanding		Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008	72,000		$12.75
Granted	45,000		12.10
Issued	—		—
Forfeited	—		—

Outstanding at June 30, 2008	117,000	(1)	12.50

(1)	Of the 117,000 DSUs outstanding at June 30, 2008, 72,000 were vested. However, the DSUs are not issued until the director holding such DSUs retires from the Board.

The 45,000 DSUs granted in the first quarter of fiscal 2009 vest three years from the date of grant. The total value of the DSUs granted was $0.5 million and will be recognized over the three year vesting period.

As of June 30, 2008, the unrecognized compensation expense related to unvested DSUs was $0.5 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Note 5. Forgiveness of State of Oregon Loan

In June 2008, the State of Oregon forgave in full our outstanding $0.2 million note payable related to our fiscal 2007 corporate headquarters renovations. The related $0.2 million gain was deferred and will be amortized against lease expense over the remaining lease term of approximately 8.5 years.

Note 6. Multi-Screen Contract – Deferred Revenue

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we will develop reporting tools specifically relating to their unique business requirements. We will recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. As of June 30, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed.

Note 7. Prior Period Corrections

During the third quarter of fiscal 2008, we discovered an error in our process relating to the accrual for guaranteed minimum revenues from our customers which caused revenues and the related income tax expense to be overstated in the prior eight fiscal quarters by $576,000 and $240,000, respectively. Accordingly, our accumulated deficit through the second quarter of fiscal 2008 was understated by $336,000. This error had no impact on previously reported cash flows from operating, financing or investing activities and was considered to be immaterial to the previously reported results of operations as well as our financial position. Since the cumulative impact of this error would be material to the results of the third quarter of fiscal 2008 ended December 31, 2007, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”). This guidance required that the prior period financial statements be corrected, even though such revision previously was, and continues to be, immaterial to the prior period financial statements. Accordingly, our Form 10-Q for the quarter ended December 31, 2007 included a reconciliation of the eight quarters affected as well as a reconciliation of the March 31, 2007 balance sheet. Following is a reconciliation of first quarter fiscal 2008 consolidated income statement information (in thousands, except per share amounts):

	Three Months Ended June 30, 2007
	Revenue	Provision for Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$24,337	$1,036	$1,303	$0.12	$0.11
Adjustment	(99)	(44)	(55)	—	—

Revised	$24,238	$992	$1,248	$0.12	$0.11

Note 8. New Accounting Pronouncements

SFAS No. 162

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, we do not expect the adoption of SFAS No. 161 to have any effect on our financial position or results of operations.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 effective April 1, 2008 did not have any effect on our financial position or results of operations.

SFAS No. 157

Effective April 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2008 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008. These risk factors have not significantly changed since the filing of the fiscal 2008 Form 10-K.

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

Our PPT Division also includes our Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports the results of DRS retailers, such as Blockbuster Entertainment, Movie Gallery and Netflix, to the respective DRS client under established agreements on a fee for service basis.

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

We continue to be in good standing with our Program Suppliers and we make on-going efforts to enhance those business relationships through improvement of current services offered and the development of new service offerings.

We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers typically may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We are also allocating significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 29.3% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings in the short-term. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

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

•	sell-through fees generated when retailers sell previously-viewed rental Units to consumers;

•	buy-out fees generated when retailers purchase Units at the end of the lease term; and

•	DRS fees from data tracking and reporting services provided to Program Suppliers.

AMI Division

Subscription fee revenues from:

•	Box Office Essentials™;

•	Home Entertainment Essentials™;

•	Supply Chain Essentials™;

•	OnDemand Essentials™; and

•	Multi-Screen Essentials™.

Other Division

•

revenue relating to other products and/or services which are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on-demand advertising for reporting to marketers and advertising agencies.

Results of Operations

	Three Months Ended June 30, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars(2)	% of revenues
Revenues:
PPT Division	$22,310	88.0%	$21,885	90.3%
AMI Division	3,043	12.0	2,353	9.7

	25,353	100.0	24,238	100.0
Cost of sales	16,812	66.3	15,964	65.9

Gross margin	8,541	33.7	8,274	34.1
Selling and administrative expense	6,860	27.1	6,439	26.6

Income from operations	1,681	6.6	1,835	7.6
Other income (expense):
Interest income	170	0.7	407	1.7
Interest expense	(2)	—	(2)	—

	168	0.7	405	1.7

Income before income tax provision	1,849	7.3	2,240	9.2
Income tax provision	813	3.2	992	4.1

Net income	$1,036	4.1%	$1,248	5.1%

(1)	Percentages may not add due to rounding.

(2)	Amounts revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended June 30, 2008
Sales to external customers	$22,310	$3,043	$—	$25,353
Depreciation and amortization	27	210	151	388
Income (loss) from operations	3,919	277	(2,515)	1,681
Three Months Ended June 30, 2007
Sales to external customers(2)	$21,885	$2,353	$—	$24,238
Depreciation and amortization	17	161	146	324
Income (loss) from operations(2)	4,514	300	(2,979)	1,835

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)	Amounts revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Additional results of operations information by segment was as follows:

	Three Months Ended June 30, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars(2)	% of revenues
PPT Division
Revenues	$22,310	100.0%	$21,885	100.0%
Cost of sales	16,206	72.6	15,547	71.0

Gross margin	$6,104	27.4%	$6,338	29.0%

AMI Division
Revenues	$3,043	100.0%	$2,353	100.0%
Cost of sales	606	19.9	417	17.7

Gross margin	$2,437	80.1%	$1,936	82.3%

(1)	Percentages may not add due to rounding.

(2)	Amounts revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Revenue by service activity was as follows (in thousands):

	Three Months Ended June 30,
	2008	2007(1)
Order processing fees	$2,398	$1,756
Transaction fees	14,422	14,220
Sell-through fees	3,608	4,020
DRS fees	1,744	1,733
Essentials Suite™	3,043	2,353
Other	138	156

	$25,353	$24,238

(1)	Amounts revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Revenue

Revenue increased $1.2 million, or 4.6%, to $25.4 million in the first quarter of fiscal 2009 compared to $24.2 million in the first quarter of fiscal 2008. The increase in revenue was primarily due to an increase in order processing fees and AMI revenue, as described more fully below.

PPT Division

PPT Division revenues increased $0.4 million, or 1.9%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as detailed below (in thousands):

Three Months Ended June 30,	2008	2007(1)
Order processing fees	$2,398	$1,756
Transaction fees	14,422	14,220
Sell-through fees	3,608	4,020
DRS	1,744	1,733
Other	138	156

	$22,310	$21,885

(1)	Amounts revised. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Order processing fees increased $0.6 million, or 36.6%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to an increase in the quantity of Units shipped as well as an increase in the rate per Unit. Order processing fees were affected by the following:

	Three Months Ended June 30,
	2008	2007
Units shipped (in thousands)	1,819	1,487
Fee per Unit	$1.32	$1.18

Three-month period ended June 30, 2008 compared to three- month period ended June 30, 2007
Percentage increase in Units shipped	22.3%
Effect of increase in Units shipped on revenue	$0.4 million
Increase in fee per Unit	$0.14
Effect of increase in fee per Unit on revenue	$0.2 million

The increase in volume in the first quarter of fiscal 2009 compared to the same period of fiscal 2008 was due to more theatrical releases in the current period compared to the prior fiscal year period. The timing of new releases tends to fluctuate from studio to studio.

Fees per Unit are affected by our mix of Units received from Program Suppliers with varying rates of upfront fees and tend to fluctuate from period to period.

Transaction fees increased $0.2 million, or 1.4%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The increase was primarily due to a double digit increase in Units shipped compared to the prior fiscal year period, partially offset by a reduction in rental transactions. Rental transactions at our Participating Retailers decreased 7.8% while the rate per transaction was unchanged, excluding the impact of minimum guarantees. Rental transactions have declined due to a decline in the number of Units available for rental and a high concentration of theatrical titles released during a short period. We expect rental transactions to fluctuate in the months ahead based on product flow. We are also anticipating that consumers will increasingly opt to rent movies during the downturn in the economy, which we expect to lead to an increased or stable flow of rental transactions in the future. However, since this is highly dependent on consumer behavior, there can be no assurance regarding transaction activity in the future.

Sell-through fees decreased $0.4 million, or 10.2%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease was primarily due to a 14% decrease in the number of transactions as a result of an overall decline in Units available for sale.

AMI Division

Revenues from our AMI division, which consists of our Essentials™ business information service offerings, increased $0.7 million, or 29.3%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we will develop reporting tools specifically relating to their unique business requirements. We will recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. As of June 30, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed.

Other Division

We did not have any revenues from our Other Division in the first quarter of fiscal 2009 or fiscal 2008. New revenue streams, including AdEssentials™, are still in development and we have not recognized any revenue to date.

Cost of Sales

Cost of sales consists of order processing costs, transaction costs, sell-through costs, handling and freight costs in the PPT Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenues.

In the PPT Division, order processing costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of new products, margins may not expand to any significant degree during any period. As a result, it is difficult to predict the impact these Program Supplier Revenue Sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

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

Cost of sales increased $0.8 million, or 5.3%, to $16.8 million in the first quarter of fiscal 2009 compared to $16.0 million in the first quarter of fiscal 2008. Cost of sales as a percentage of revenue was 66.3% in the first quarter of fiscal 2009 compared to 65.9% in the first quarter of fiscal 2008. The increase in cost of sales was primarily due to the increase in revenue, as well as the increase in cost of sales as a percentage of revenue. The increase in cost of sales as a percentage of revenue was primarily due to the timing and magnitude of overages on Units with minimum guarantees, partially offset by a larger percentage of our revenue coming from our AMI Division. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.5 million, or 6.5%, to $6.9 million in the first quarter of fiscal 2009 compared to $6.4 million in the first quarter of fiscal 2008. This increase was primarily due to the continued expansion of our Essentials™ line of business. As a percentage of revenues, selling and administrative expenses were 27.1% for the first quarter of fiscal 2009 compared to 26.6% for the first quarter of fiscal 2008.

Interest Income

Interest income was $170,000 and $407,000 in the first quarter of fiscal 2009 and 2008, respectively. The decrease in interest income primarily relates to lower interest rates and lower amounts invested in marketable securities in the current fiscal year period compared to the same period of the prior fiscal year, resulting from changes in market conditions. Our average combined cash and investment balance was $33.9 million and $32.5 million for the first quarter of fiscal 2009 and 2008, respectively.

Income Taxes

Our effective tax rate was 44.0% and 44.3% in the first quarter of fiscal 2009 and 2008, respectively. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2009.

Cash and cash equivalents and marketable securities increased $3.9 million to $35.7 million at June 30, 2008 compared to $31.8 million at March 31, 2008. This increase resulted primarily from $4.4 million provided by operating activities, partially offset by $0.6 million used for the purchase of property and equipment. Our current ratio was 4.2:1.0 at June 30, 2008 and 5.4:1.0 at March 31, 2008.

Accounts receivable, net of allowances, increased $1.9 million to $16.9 million at June 30, 2008 compared to $15.0 million at March 31, 2008, primarily due to the $3.1 million of increased revenues during the quarter ended June 30, 2008, compared to the last quarter of fiscal 2008.

During the first quarter of fiscal 2009, we spent $0.6 million on property and equipment, including $0.5 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $4.4 million on property and equipment in fiscal 2009, including approximately $3.2 million for the capitalization of internally developed software, primarily for our business information service offerings. The remaining capital expenditures in fiscal 2009 will be primarily for computer equipment.

Accounts payable increased $3.2 million to $10.0 million at June 30, 2008 compared to $6.8 million at March 31, 2008, primarily due to the timing of payments due to Program Suppliers.

Deferred revenue increased $0.9 million to $1.8 million at June 30, 2008 compared to $0.9 million at March 31, 2008, primarily due to a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we will develop reporting tools specifically relating to their unique business requirements. As of June 30, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed, which is anticipated to be in the second or third quarter of fiscal 2009.

Taxes payable, net of taxes receivable and prepaid taxes, increased $0.9 million to $1.4 million at June 30, 2008 compared to $0.5 million at March 31, 2008 primarily due to the timing of payments and the provision for the current quarter.

Deferred rent, current and long-term, of $1.1 million at June 30, 2008 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease and will be recognized at approximately $22,000 per quarter.

Notes payable at June 30, 2008 represents a $0.7 million loan from the Portland Development Commission (“PDC”) and a $58,000 conditional grant from the PDC related to our fiscal 2007 corporate headquarters renovations. The $0.7 million loan from the PDC does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning January 1, 2009. Similar terms apply to the conditional grant of $58,000. We are currently in compliance with these agreements. The previously outstanding $0.2 million loan from the State of Oregon was forgiven in June 2008. The related $0.2 million gain was deferred and will be amortized against lease expense over the remaining lease term of approximately 8.5 years.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We did not repurchase any shares during the first quarter of fiscal 2009. Through June 30, 2008, 476,299 shares had been repurchased under this plan at an average price of $10.92 per share and 523,701 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2008. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended June 30, 2008, we determined that we were in compliance with the financial covenants at June 30, 2008. At June 30, 2008, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our fiscal 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008.

New Accounting Pronouncements

See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008.

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

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our fiscal 2008 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008.

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

Date: August 6, 2008	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes Executive Vice President and Chief Financial Officer