Form 10-Q
period 2008-09-30
RENTRAK CORP
filed 2008-11-05
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-15159

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,547,339
(Class)	(Outstanding at November 4, 2008)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2008	March 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$6,887	$26,862
Marketable securities	29,878	4,986
Accounts receivable, net of allowances for doubtful accounts of $589 and $572	16,998	15,032
Note receivable	448	396
Advances to program suppliers, net of program supplier reserves of $22 and $17	97	95
Taxes receivable and prepaid taxes	1,008	1,455
Deferred income tax assets	352	253
Other current assets	953	1,296

Total Current Assets	56,621	50,375
Property and equipment, net of accumulated depreciation of $8,523 and $7,731	6,275	6,145
Other assets	584	629

Total Assets	$63,480	$57,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,359	$6,768
Accrued liabilities	460	671
Deferred rent, current portion	90	90
Accrued compensation	992	930
Deferred revenue	1,621	873

Total Current Liabilities	13,522	9,332

Deferred rent, long-term portion	959	989
Deferred income tax liabilities	426	226
Taxes payable, long-term	2,012	1,965
Notes payable	748	965

Total Liabilities	17,667	13,477
Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,621 and 10,605	11	11
Capital in excess of par value	47,584	47,189
Accumulated other comprehensive income	38	170
Accumulated deficit	(1,820)	(3,698)

Total Stockholders’ Equity	45,813	43,672

Total Liabilities and Stockholders’ Equity	$63,480	$57,149

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2008	2007		2008	2007
Revenue	$24,327	$22,777	(1)	$49,680	$47,015	(1)
Cost of sales	16,351	14,926		33,163	30,890

Gross margin	7,976	7,851		16,517	16,125
Selling and administrative	6,697	6,278		13,557	12,717

Income from operations	1,279	1,573	(1)	2,960	3,408	(1)

Other income (expense):
Interest income	206	410		376	817
Interest expense	—	(2)		(2)	(4)

	206	408		374	813

Income before income taxes	1,485	1,981	(1)	3,334	4,221	(1)
Provision for income taxes	643	871	(1)	1,456	1,863	(1)

Net income	$842	$1,110	(1)	$1,878	$2,358	(1)

Basic net income per share	$0.08	$0.10	(1)	$0.18	$0.22	(1)

Diluted net income per share	$0.08	$0.10	(1)	$0.17	$0.21	(1)

Shares used in per share calculations:
Basic	10,614	10,759		10,611	10,743

Diluted	11,166	11,260		11,153	11,271

(1)	Revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,878	$2,358 (1)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit (shortfall) from stock-based compensation	(2)	336
Depreciation and amortization	799	648
Loss on disposal of fixed assets	74	13
Accrued interest on notes payable	—	5
Adjustment to allowance for doubtful accounts	17	(108)
Stock-based compensation	260	538
Excess tax benefits from stock-based compensation	2	(179)
Deferred income taxes	101	(129)
(Increase) decrease in:
Accounts receivable	(1,975)	3,195 (1)
Note receivable issued to customer	(52)	(11)
Advances to program suppliers	2	89
Interest and dividends receivable	(67)	—
Taxes receivable and prepaid taxes	450	—
Other assets	448	(539)
Increase (decrease) in:
Accounts payable	3,590	(3,957)
Taxes payable	47	475 (1)
Accrued liabilities and compensation	(149)	(688)
Deferred rent	(30)	(31)
Deferred revenue and other liabilities	749	574

Net cash provided by operating activities	6,142	2,589
Cash flows from investing activities:
Maturity of marketable securities	4,986	2,406
Purchase of marketable securities	(30,006)	—
Purchase of property and equipment	(1,220)	(1,310)
Proceeds from sales of assets	1	—

Net cash provided by (used in) investing activities	(26,239)	1,096
Cash flows from financing activities:
Issuance of common stock	137	680
Excess tax benefits from stock-based compensation	(2)	179
Repurchase of common stock	—	(1,223)

Net cash provided by (used in) financing activities	135	(364)

Effect of foreign exchange translation on cash	(13)	(10)
Increase (decrease) in cash and cash equivalents	(19,975)	3,311
Cash and cash equivalents:
Beginning of period	26,862	11,351

End of period	$6,887	$14,662

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$778	$1,181
Deferred gain related to forgiven loan for capital assets	219	—
Unrealized losses on investments	190	—
Supplemental non-cash information
Common stock withheld in payment of exercise price for stock options	$—	$19

(1)	Revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income	Accumulated Deficit		Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2006	10,697,336	$11	$48,069	$181	$(12,850	)(1)	$35,411 (1)

Net income	—	—	—	—	5,887	(1)	5,887 (1)
Unrealized loss on foreign currency translation	—	—	—	(49)	—		(49)

Comprehensive income							5,838 (1)
Common stock issued pursuant to stock plans	321,359	—	465	—	—		465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—		(131)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—		—
Deferred stock units granted to Board of Directors	—	—	358	—	—		358
Stock-based compensation expense - options	—	—	498	—	—		498
Common stock repurchased	(193,500)	—	(1,948)	—	—		(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—		844

Balance at March 31, 2007	10,723,728	11	48,155	132	(6,963	)(1)	41,335 (1)

Net income	—	—	—	—	4,594		4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)			(181)
Unrealized gain on foreign currency translation	—	—	—	219	—		219

Comprehensive income							4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—		1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—		(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—		—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—		650
Stock-based compensation expense - options	—	—	325	—	—		325
Common stock repurchased	(282,799)	—	(3,253)	—	—		(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)		(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—		493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)		43,672

Net income	—	—	—	—	1,878		1,878
Unrealized loss on foreign currency translation	—	—	—	(24)	—		(24)
Unrealized loss on investments, net of tax	—	—	—	(108)	—		(108)

Comprehensive income							1,746
Common stock issued pursuant to stock plans	16,375	—	137	—	—		137
Deferred stock units granted to Board of Directors	—	—	97	—	—		97
Stock-based compensation expense - options	—	—	163	—	—		163
Income tax effect from stock-based compensation	—	—	(2)	—	—		(2)

Balance at September 30, 2008	10,621,039	$11	$47,584	$38	$(1,820)		$45,813

(1)	Revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2008 Annual Report to Shareholders.

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

Note 2. Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2008	2007	2008	2007
Basic EPS:
Weighted average number of shares of common stock outstanding	10,614	10,759	10,611	10,743
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	552	501	542	528

	11,166	11,260	11,153	11,271

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	—	—	—	—

Note 3. Business Segments, Significant Suppliers and Major Customers

We operate in two business segments, our Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division concentrates on the management and growth of our Essentials Suite™ of business information services, primarily offered on a recurring subscription basis, which are no longer in the early stages. Effective July 1, 2008, our Multi-Screen Essentials line of business was moved from the Other Division to the AMI Division. Prior period information has been reclassified to conform to the current presentation.

We did not have any revenues from our Other Division in the fiscal 2009 or fiscal 2008 periods.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2008
Sales to external customers	$21,240	$3,087	$—	$24,327
Depreciation and amortization	26	243	143	412
Income (loss) from operations	3,521	282	(2,524)	1,279

Three Months Ended September 30, 2007
Sales to external customers(2)	$20,264	$2,513	$—	$22,777
Depreciation and amortization	20	167	137	324
Income (loss) from operations(2)	3,898	253	(2,578)	1,573

Six Months Ended September 30, 2008
Sales to external customers	$43,550	$6,130	$—	$49,680
Depreciation and amortization	54	453	292	799
Income (loss) from operations	7,440	560	(5,040)	2,960

Six Months Ended September 30, 2007
Sales to external customers(2)	$42,149	$4,866	$—	$47,015
Depreciation and amortization	37	328	283	648
Income (loss) from operations(2)	8,412	554	(5,558)	3,408

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.
(2)	Amounts revised. See Note 8.

Additional results of operations information by segment was as follows:

	Three Months Ended September 30,(1)
	2008		2007(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$21,240	100.0%	$20,264	100.0%
Cost of sales	15,697	73.9	14,466	71.4

Gross margin	$5,543	26.1%	$5,798	28.6%

AMI Division
Revenues	$3,087	100.0%	$2,513	100.0%
Cost of sales	654	21.2	460	18.3

Gross margin	$2,433	78.8%	$2,053	81.7%

	Six Months Ended September 30, (1)
	2008		2007(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$43,550	100.0%	$42,149	100.0%
Cost of sales	31,903	73.3	30,013	71.2

Gross margin	$11,647	26.7%	$12,136	28.8%

AMI Division
Revenues	$6,130	100.0%	$4,866	100.0%
Cost of sales	1,260	20.6	877	18.0

Gross margin	$4,870	79.4%	$3,989	82.0%

(1)	Percentages may not add due to rounding.
(2)	Amounts revised. See Note 8.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2008	2007(1)	2008	2007(1)
Order processing fees	$2,225	$1,697	$4,623	$3,453
Transaction fees	14,260	13,536	28,681	27,756
Sell-through fees	3,175	3,446	6,784	7,466
DRS fees	1,424	1,441	3,168	3,174
Essentials Suite™	3,087	2,513	6,130	4,866
Other	156	144	294	300

	$24,327	$22,777	$49,680	$47,015

(1)	Amounts revised. See Note 8.

During the three and six-month periods ended September 30, 2008 and 2007, we had Program Suppliers that supplied product to our PPT Division which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2008	2007	2008	2007
Program Supplier 1	16%	19%	15%	17%
Program Supplier 2	15%	13%	19%	15%
Program Supplier 3	13%	18%	13%	17%
Program Supplier 4	12%	11%	11%	13%

There were no other Program Suppliers who provided product to our PPT Division that accounted for 10% or more of our total revenues for the three or six-month periods ended September 30, 2008 or 2007. Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the three or six-month periods ended September 30, 2008 or 2007.

Note 4. Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.” Stock option activity for the first six months of fiscal 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2008	1,044,276	$6.26
Granted	—	—
Exercised	(16,375)	8.36
Forfeited	—	—

Outstanding at September 30, 2008	1,027,901	6.23

As of September 30, 2008, unrecognized stock-based compensation related to outstanding, but unvested options was $0.2 million, which will be recognized over the weighted average remaining vesting period of 3.5 years.

Deferred stock unit (“DSU”) activity for the first six months of fiscal 2009 was as follows:

	Units Outstanding		Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008	72,000		$12.75
Granted	55,500		12.58
Issued	—		—
Forfeited	—		—

Outstanding at September 30, 2008	127,500	(1)	12.67

(1)	Of the 127,500 DSUs outstanding at September 30, 2008, 72,000 were vested. However, the DSUs are not issued until the director holding such DSUs retires from the Board.

During the first quarter of fiscal 2009, 45,000 DSUs were issued. The total value of these DSUs was $0.5 million and is being recognized over the three-year vesting period. During the second quarter of fiscal 2009, 10,500 DSUs were issued to two new Board members. The total value of these DSUs was $0.2 million and is being recognized over the three-year vesting period.

As of September 30, 2008, the unrecognized compensation expense related to unvested DSUs was $0.6 million, which will be recognized over the weighted average remaining vesting period of 2.6 years.

Note 5. Marketable Securities and Fair Market Value Disclosures

During the second quarter of fiscal 2009, we purchased $30.0 million of short-term marketable securities, which we have classified as “available for sale” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income.

Effective April 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations. Although the adoption of SFAS No. 157 did not impact our results of operations, we are now required to provide additional disclosures as part of our financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1—quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3—significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	September 30, 2008
	Fair Value	Input Level
Available for sale marketable securities:
Municipal tax exempt bond fund	$29,878	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis.

Note 6. Forgiveness of State of Oregon Loan

In June 2008, the State of Oregon forgave in full our outstanding $0.2 million note payable related to our fiscal 2007 corporate headquarters renovations. The related $0.2 million gain was deferred and is being amortized against lease expense over the remaining lease term at the rate of approximately $6,000 per quarter.

Note 7. Multi-Screen Contract—Deferred Revenue

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we will develop reporting tools specifically relating to their unique business requirements. We recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. As of September 30, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed.

Note 8. Prior Period Corrections

During the third quarter of fiscal 2008, we discovered an error in our process relating to the accrual for guaranteed minimum revenues from our customers which caused revenues and the related income tax expense to be overstated in the prior eight fiscal quarters by a total of $576,000 and $240,000, respectively. Accordingly, our accumulated deficit through the second quarter of fiscal 2008 was understated by $336,000. This error had no impact on previously reported cash flows from operating, financing or investing activities and was considered to be immaterial to the previously reported results of operations as well as our financial position. Since the cumulative impact of this error would be material to the results of the third quarter of fiscal 2008 ended December 31, 2007, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”). This guidance required that the prior period financial statements be corrected, even though such revision previously was, and continues to be, immaterial to the prior period financial statements. Accordingly, our Form 10-Q for the quarter ended December 31, 2007 included a reconciliation of the eight quarters affected as well as a reconciliation of the March 31, 2007 balance sheet. Following is a reconciliation of consolidated income statement information for the three and six-month periods ended September 30, 2007 (in thousands, except per share amounts):

	Three Months Ended September 30, 2007
	Revenue	Provision for Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$22,866	$910	$1,160	$0.11	$0.10
Adjustment	(89)	(39)	(50)	(0.01)	—

Revised	$22,777	$871	$1,110	$0.10	$0.10

	Six Months Ended September 30, 2007
	Revenue	Provision for Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$47,203	$1,946	$2,463	$0.23	$0.22
Adjustment	(188)	(83)	(105)	(0.01)	(0.01)

Revised	$47,015	$1,863	$2,358	$0.22	$0.21

Note 9. New Accounting Pronouncements

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

Note 10. Subsequent Events

Stock Appreciation Rights Plan

In October 2008, we adopted the Rentrak Corporation Stock Appreciation Rights Plan (the “SAR Plan”), pursuant to which up to a total of 500,000 stock appreciation rights (“SARs”) may be awarded to our key employees. Upon vesting, each SAR gives the holder the right to receive, in cash, an amount equal to the increase in the value of a share of our common stock over the base price. The base price will be equal to the closing sale price of a share of our common stock as quoted on The Nasdaq Stock Market on the grant date.

On October 10, 2008, we granted a total of 267,625 SARs to 42 employees. The base price of the SARs is $11.10. Vesting of the SAR awards is subject to performance goals based on the achievement of minimum amounts of operating income by various lines of business. The performance goals relate to the two-year period ending March 31, 2011. Each individual SAR award is subject to a performance goal selected by the relevant line of business, with about 70% of the awards tied to combined operating results for Multi-Screen and OnDemand Essentials™ and the remaining awards to operating results for our PPT Division, Box Office Essentials™, Home Entertainment Essentials™ or Supply Chain Essentials™. We will determine whether the performance goals have been met by no later than June 15, 2011 and vested SARs will be settled in cash based on the closing sale price of our common stock on August 30, 2011 and paid no later than September 30, 2011. The SARs will vest in full if a change in control occurs before the performance criteria are met.

Stock Option Grants

Also on October 10, 2008, we granted nonqualified stock options exercisable for a total of 334,875 shares of our common stock pursuant to our 2005 Stock Incentive Plan to 15 employees. The options have an exercise price of $11.10 per share. The options are subject to vesting provisions based on attaining performance goals comparable to those applicable to the SAR awards discussed above and will expire on August 30, 2011 to the extent not previously exercised or terminated. Vesting will be accelerated if a change in control occurs before the performance criteria are met.

Stock Repurchases

During October and November 2008 through the date of the filing of this Form 10-Q, we repurchased a total of 73,700 shares of our common stock at an average price of $11.77 per share, which totaled approximately $0.9 million. The stock repurchase plan, approved by our Board of Directors in January 2006, authorizes the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. Following these repurchases, a total of 549,999 shares had been repurchased pursuant to this plan at an average price of $11.04 per share and 450,001 shares remained available for repurchase under this plan.

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

The PPT Division

The financial results from the PPT Division continue to be affected by the changing dynamics in the home video rental market. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers or other Retailers, purchasing previously viewed Units from our Participating Retailers or other Retailers, ordering product via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on-demand” option. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Many of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios also increase.

In an effort to further stabilize and grow our overall PPT revenue and earnings streams, we have implemented strategies to obtain new Participating Retailers, as well as assist in the growth of our current Participating Retailers.

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

AMI and Other Divisions

We are also allocating significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 26.0% in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings in the short-term. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

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

Results of Operations

	Three Months Ended September 30,(1)
	2008		2007(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$21,240	87.3%	$20,264	89.0%
AMI	3,087	12.7	2,513	11.0

	24,327	100.0	22,777	100.0
Cost of sales	16,351	67.2	14,926	65.5

Gross margin	7,976	32.8	7,851	34.5
Selling and administrative	6,697	27.5	6,278	27.6

Income from operations	1,279	5.3	1,573	6.9
Other income (expense):
Interest income	206	0.8	410	1.8
Interest expense	—	—	(2)	—

	206	0.8	408	1.8

Income before income tax provision	1,485	6.1	1,981	8.7
Income tax provision	643	2.6	871	3.8

Net income	$842	3.5%	$1,110	4.9%

	Six Months Ended September 30,(1)
	2008		2007(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$43,550	87.7%	$42,149	89.7%
AMI	6,130	12.3	4,866	10.3

	49,680	100.0	47,015	100.0
Cost of sales	33,163	66.8	30,890	65.7

Gross margin	16,517	33.2	16,125	34.3
Selling and administrative	13,557	27.3	12,717	27.0

Income from operations	2,960	6.0	3,408	7.2
Other income (expense):
Interest income	376	0.8	817	1.7
Interest expense	(2)	—	(4)	—

	374	0.8	813	1.7

Income before income tax provision	3,334	6.7	4,221	9.0
Income tax provision	1,456	2.9	1,863	4.0

Net income	$1,878	3.8%	$2,358	5.0%

(1)	Percentages may not add due to rounding.
(2)	Amounts revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2008
Sales to external customers	$21,240	$3,087	$—	$24,327
Depreciation and amortization	26	243	143	412
Income (loss) from operations	3,521	282	(2,524)	1,279

Three Months Ended September 30, 2007
Sales to external customers(2)	$20,264	$2,513	$—	$22,777
Depreciation and amortization	20	167	137	324
Income (loss) from operations(2)	3,898	253	(2,578)	1,573

Six Months Ended September 30, 2008
Sales to external customers	$43,550	$6,130	$—	$49,680
Depreciation and amortization	54	453	292	799
Income (loss) from operations	7,440	560	(5,040)	2,960

Six Months Ended September 30, 2007
Sales to external customers(2)	$42,149	$4,866	$—	$47,015
Depreciation and amortization	37	328	283	648
Income (loss) from operations(2)	8,412	554	(5,558)	3,408

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.
(2)	Amounts revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Additional results of operations information by segment was as follows:

	Three Months Ended September 30,(1)
	2008		2007(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$21,240	100.0%	$20,264	100.0%
Cost of sales	15,697	73.9	14,466	71.4

Gross margin	$5,543	26.1%	$5,798	28.6%

AMI Division
Revenues	$3,087	100.0%	$2,513	100.0%
Cost of sales	654	21.2	460	18.3

Gross margin	$2,433	78.8%	$2,053	81.7%

	Six Months Ended September 30, (1)
	2008		2007(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$43,550	100.0%	$42,149	100.0%
Cost of sales	31,903	73.3	30,013	71.2

Gross margin	$11,647	26.7%	$12,136	28.8%

AMI Division
Revenues	$6,130	100.0%	$4,866	100.0%
Cost of sales	1,260	20.6	877	18.0

Gross margin	$4,870	79.4%	$3,989	82.0%

(1)	Percentages may not add due to rounding.
(2)	Amounts revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2008	2007(1)	2008	2007(1)
Order processing fees	$2,225	$1,697	$4,623	$3,453
Transaction fees	14,260	13,536	28,681	27,756
Sell-through fees	3,175	3,446	6,784	7,466
DRS fees	1,424	1,441	3,168	3,174
Essentials Suite™	3,087	2,513	6,130	4,866
Other	156	144	294	300

	$24,327	$22,777	$49,680	$47,015

(1)	Amounts revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Revenue

Revenue increased $1.5 million, or 6.8%, to $24.3 million in the three-month period ended September 30, 2008 (the “second quarter of fiscal 2009”) compared to $22.8 million in the three-month period ended September 30, 2007 (the “second quarter of fiscal 2008”). Revenue increased $2.7 million, or 5.7%, to $49.7 million in the six-month period ended September 30, 2008 compared to $47.0 million in the six-month period ended September 30, 2007. The increases in revenue were primarily due to increases in order processing fees, transaction fees and Essentials™ revenue, as described more fully below.

PPT Division

PPT Division revenues increased $1.0 million, or 4.8%, in the second quarter of fiscal 2009 compared to the same period of the prior fiscal year and increased $1.4 million, or 3.3%, in the six-month period ended September 30, 2008 compared to the same period of the prior fiscal year as detailed below (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2008	2007(1)	2008	2007(1)
Order processing fees	$2,225	$1,697	$4,623	$3,453
Transaction fees	14,260	13,536	28,681	27,756
Sell-through fees	3,175	3,446	6,784	7,466
DRS	1,424	1,441	3,168	3,174
Other	156	144	294	300

	$21,240	$20,264	$43,550	$42,149

(1)	Amounts revised. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Order processing fees increased $0.5 million, or 31.1%, and $1.2 million, or 33.9%, respectively, in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year primarily due to an increase in the quantity of Units shipped as well as an increase in the rate per Unit. Order processing fees were affected by the following:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2008	2007	2008	2007
Units shipped (in thousands)	1,560	1,455	3,379	2,942
Fee per Unit	$1.43	$1.17	$1.37	$1.17

	Three-month period ended September 30, 2008 compared to three- month period ended September 30, 2007	Six-month period ended September 30, 2008 compared to six- month period ended September 30, 2007
Percentage increase in Units shipped	7.2%	14.8%
Effect of increase in Units shipped on revenue	$0.1 million	$0.5 million
Increase in fee per Unit	$0.26	$0.20
Effect of increase in fee per Unit on revenue	$0.4 million	$0.7 million

The increases in volume in the fiscal 2009 periods compared to the same periods of fiscal 2008 were due to more theatrical releases in the current periods compared to the prior fiscal year periods. The timing of new releases tends to fluctuate from studio to studio.

Fees per Unit are affected by our mix of Units received from Program Suppliers with varying rates of upfront fees and tend to fluctuate from period to period.

Transaction fees increased $0.7 million, or 5.3%, and $0.9 million, or 3.3%, respectively, in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year. The increases were primarily due to increases in Units shipped compared to the prior fiscal year periods, partially offset by a reduction in rental transactions. Rental transactions at our Participating Retailers decreased 13% and 10%, respectively, in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year, while the rate per transaction increased $0.05, excluding the impact of minimum guarantees. Rental transactions have declined due to a high concentration of theatrical titles released at the end of the period and a temporary shift in consumer behavior towards viewing televised events, such as the Olympics and election year politics (conventions and debates). We expect rental transactions to fluctuate in the months ahead based on product flow. Historically, consumers have continued to rent movies during economic downturns, so we expect a stable flow of rental transactions in the future. However, since this is highly dependent on consumer behavior, there can be no assurance regarding transaction activity in the future.

Sell-through fees decreased $0.3 million, or 7.9%, and $0.7 million, or 9.1%, respectively, in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year primarily due to a 6% and a 10% decrease, respectively, in the number of sell-through transactions as a result of an overall decline in Units available for sale on average, taking release dates into account over the preceding six-month period.

DRS fees were flat in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year primarily due to a change in mix of titles released and made available to retailers by our clients (Program Suppliers).

AMI Division

Revenues from our AMI division increased $0.6 million, or 22.8%, and $1.3 million, or 26.0%, respectively, in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year. Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we will develop reporting tools specifically relating to their unique business requirements. We will recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. As of September 30, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed.

Other Division

We did not have any revenues from our Other Division in the first six months of fiscal 2009 or fiscal 2008. New revenue streams, including AdEssentials™, are still in development and we have not recognized any revenue to date.

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

Cost of sales increased $1.4 million, or 9.5%, and $2.3 million, or 7.4%, respectively, in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year. Cost of sales as a percentage of revenue was 67.2% and 66.8%, respectively, in the three and six-month periods ended September 30, 2008 compared to 65.5% and 65.7%, respectively, in the same periods of the prior fiscal year.

The increases in cost of sales were primarily due to the increases in revenue, as well as the increases in cost of sales as a percentage of revenue. The increases in cost of sales as a percentage of revenue were primarily due to the timing and magnitude of Units shipped with minimum guarantees, partially offset by a larger percentage of our revenue coming from our AMI Division. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.4 million, or 6.7%, to $6.7 million in the second quarter of fiscal 2009 compared to $6.3 million in the second quarter of fiscal 2008 and increased $0.9 million, or 6.6%, to $13.6 million in the six-month period ended September 30, 2008 compared to $12.7 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and six-month periods ended September 30, 2008 compared to the same periods of the prior fiscal year were primarily due to the continued expansion of our Essentials™ line of business. As a percentage of revenues, selling and administrative expenses were 27.5% and 27.3%, respectively, in the three and six-month periods ended September 30, 2008 compared to 27.6% and 27.0%, respectively, for the comparable periods of fiscal 2008.

Interest Income

Interest income was $0.2 million and $0.4 million, respectively, for the three and six-month periods ended September 30, 2008 compared to $0.4 million and $0.8 million, respectively, for the same periods of the prior fiscal year. The decreases in interest income primarily related to lower interest rates in the current fiscal year periods compared to the same periods of the prior fiscal year, resulting from changes in market conditions and lower investments in marketable securities. Our average combined cash and investment balance was $35.1 million and $34.5 million for the six-month periods ended September 30, 2008 and 2007, respectively.

Income Taxes

Our effective tax rate was 43.7% and 44.1% in the six-month periods ended September 30, 2008 and 2007, respectively. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2009.

Cash and cash equivalents and marketable securities increased $4.9 million to $36.8 million at September 30, 2008 compared to $31.8 million at March 31, 2008. This increase resulted primarily from $6.2 million provided by operating activities, partially offset by $1.2 million used for the purchase of equipment and capitalized IT costs. Our current ratio was 4.2:1.0 at September 30, 2008 and 5.4:1.0 at March 31, 2008.

Accounts receivable, net of allowances, increased $2.0 million to $17.0 million at September 30, 2008 compared to $15.0 million at March 31, 2008, primarily due to the $2.0 million of increased revenues during the quarter ended September 30, 2008, compared to the last quarter of fiscal 2008.

During the first six months of fiscal 2009, we spent $1.2 million on property and equipment, including $1.0 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $3.2 million on property and equipment in fiscal 2009, including approximately $2.5 million for the capitalization of internally developed software, primarily for our business information service offerings. The remaining capital expenditures in fiscal 2009 will be primarily for computer equipment.

Accounts payable increased $3.6 million to $10.4 million at September 30, 2008 compared to $6.8 million at March 31, 2008, primarily due to the timing of payments due to Program Suppliers.

Deferred revenue increased $0.7 million to $1.6 million at September 30, 2008 compared to $0.9 million at March 31, 2008, primarily due to a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we will develop reporting tools specifically relating to their unique business requirements. As of September 30, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed, which is anticipated to be in the third or fourth quarter of fiscal 2009.

Taxes payable, net of taxes receivable and prepaid taxes, increased $0.5 million to $1.0 million at September 30, 2008 compared to $0.5 million at March 31, 2008 primarily due to the timing of payments and the provision for the current quarter.

Deferred rent, current and long-term, of $1.1 million at September 30, 2008 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $22,000 per quarter.

Notes payable at September 30, 2008 represents a $0.7 million loan from the Portland Development Commission (“PDC”) and a $58,000 conditional grant from the PDC related to our fiscal 2007 corporate headquarters renovations. The $0.7 million loan from the PDC does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning January 1, 2009. Similar terms apply to the conditional grant of $58,000. We are currently in compliance with these agreements. The previously outstanding $0.2 million loan from the State of Oregon was forgiven in June 2008. The related $0.2 million gain was deferred and is being amortized against lease expense over the remaining lease term of approximately 8.5 years.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We did not repurchase any shares during the first or second quarters of fiscal 2009. Through September 30, 2008, 476,299 shares had been repurchased under this plan at an average price of $10.92 per share and 523,701 shares remained available for purchase. This plan does not have an expiration date. See Note 10 of Notes to Condensed Consolidated Financial Statements for shares repurchased subsequent to September 30, 2008.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2008. Interest on the line of credit is at our choice of either the bank’s prime interest rate minus 0.5 percent or LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of, and for the quarter ended September 30, 2008, we determined that we were in compliance with the financial covenants at September 30, 2008. At September 30, 2008, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our fiscal 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008.

New Accounting Pronouncements

See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

Our annual meeting of shareholders was held on August 21, 2008, at which time the shareholders elected seven nominees for director to our Board of Directors.

The seven directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld From Voting
Judith G. Allen	9,223,532	132,856
Thomas D. Allen	9,231,532	124,856
Cecil D. Andrus	9,157,860	198,528
George H. Kuper	9,136,360	220,028
Paul A. Rosenbaum	9,232,325	124,063
Brent Rosenthal	9,245,832	110,556
Ralph R. Shaw	9,246,032	110,356

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Bylaws of Rentrak Corporation as amended through August 21, 2008. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on August 27, 2008.
10.1	Rentrak Corporation Stock Appreciation Rights Plan. Incorporated by reference to Amendment No. 1 on Form 8-K/A as filed with the Securities and Exchange Commission on October 14, 2008.
10.2	Form of Award Agreement for Non-Qualified Stock Option Agreement for awards made on October 10, 2008.
10.3	Form of Award Agreement for Stock Appreciation Rights Agreement for awards made on October 10, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 5, 2008	RENTRAK CORPORATION

		By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer