Form 10-Q
period 2008-12-31
RENTRAK CORP
filed 2009-02-05
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,506,658
(Class)	(Outstanding at February 2, 2009)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	December 31, 2008	March 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,835	$26,862
Marketable securities	29,496	4,986
Accounts receivable, net of allowances for doubtful accounts of $643 and $572	18,110	15,032
Note receivable	436	396
Advances to program suppliers, net of program supplier reserves of $14 and $17	82	95
Taxes receivable and prepaid taxes	2,210	1,455
Deferred income tax assets	103	253
Other current assets	735	1,296

Total Current Assets	56,007	50,375
Property and equipment, net of accumulated depreciation of $8,978 and $7,731	6,337	6,145
Other assets	566	629

Total Assets	$62,910	$57,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,619	$6,768
Accrued liabilities	520	671
Deferred rent, current portion	90	90
Accrued compensation	1,094	930
Deferred revenue	1,566	873

Total Current Liabilities	12,889	9,332
Deferred rent, long-term portion	944	989
Deferred income tax liabilities	676	226
Taxes payable, long-term	2,189	1,965
Notes payable	748	965

Total Liabilities	17,446	13,477
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding:
10,507 and 10,605	11	11
Capital in excess of par value	46,420	47,189
Accumulated other comprehensive income (loss)	(385)	170
Accumulated deficit	(582)	(3,698)

Total Stockholders’ Equity	45,464	43,672

Total Liabilities and Stockholders’ Equity	$62,910	$57,149

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue	$22,973	$23,875	$72,653	$70,890
Cost of sales	15,752	16,937	48,915	47,827

Gross margin	7,221	6,938	23,738	23,063
Selling and administrative	6,746	6,319	20,303	19,036

Income from operations	475	619	3,435	4,027
Other income (expense):
Interest income	388	399	764	1,216
Interest expense	—	(3)	(2)	(7)

	388	396	762	1,209

Income before income taxes	863	1,015	4,197	5,236
Provision (benefit) for income taxes	(375)	468	1,081	2,331

Net income	$1,238	$547	$3,116	$2,905

Basic net income per share	$0.12	$0.05	$0.29	$0.27

Diluted net income per share	$0.11	$0.05	$0.28	$0.26

Shares used in per share calculations:
Basic	10,538	10,757	10,587	10,747

Diluted	10,994	11,280	11,104	11,263

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,116	$2,905
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	(18)	483
Depreciation and amortization	1,256	1,043
Loss on disposal of fixed assets	121	13
Adjustment to allowance for doubtful accounts	71	(108)
Stock-based compensation	393	753
Excess tax benefits from stock-based compensation	(1)	(260)
Deferred income taxes	818	(593)
(Increase) decrease in:
Accounts receivable	(3,305)	1,955
Note receivable issued to customer	21	(11)
Advances to program suppliers	14	76
Interest and dividends receivable	(113)	1
Taxes receivable and prepaid taxes	(752)	(313)
Other assets	526	(389)
Increase (decrease) in:
Accounts payable	3,037	(2,718)
Taxes payable	224	242
Accrued liabilities and compensation	13	(545)
Deferred rent	(45)	(46)
Deferred revenue	694	603

Net cash provided by operating activities	6,070	3,091
Cash flows from investing activities:
Purchase of marketable securities	(30,000)	—
Maturity of marketable securities	4,986	9,717
Purchase of property and equipment	(1,786)	(1,835)
Proceeds from sale of assets	1	—

Net cash provided by (used in) investing activities	(26,799)	7,882
Cash flows from financing activities:
Issuance of common stock	140	756
Excess tax benefits from stock-based compensation	1	260
Repurchase of common stock	(1,284)	(1,222)

Net cash used in financing activities	(1,143)	(206)
Effect of foreign exchange translation on cash	(155)	(8)

Increase (decrease) in cash and cash equivalents	(22,027)	10,759
Cash and cash equivalents:
Beginning of period	26,862	11,351

End of period	$4,835	$22,110

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$809	$2,512
Deferred gain related to forgiven loan for capital assets	219	—
Unrealized losses on marketable securities, net of tax of $218	286	—
Accounts receivable converted to notes receivable	60	—
Supplemental non-cash information
Common stock withheld in payment of exercise price for stock options	$—	$179

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess	Cumulative Other Comprehensive	Accumulated		Total Stockholders’
	Shares	Amount	of Par Value	Income	Deficit		Equity
Balance at March 31, 2006	10,697,336	$11	$48,069	$181	$(12,850	)(1)	$35,411 (1)
Net income	—	—	—	—	5,887	(1)	5,887 (1)
Unrealized loss on foreign currency translation	—	—	—	(49)	—		(49)

Comprehensive income							5,838 (1)
Common stock issued pursuant to stock plans	321,359	—	465	—	—		465
Common stock used to pay for option exercises and taxes	(114,172)	—	(131)	—	—		(131)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—		—
Deferred stock units granted to Board of Directors	—	—	358	—	—		358
Stock-based compensation expense - options	—	—	498	—	—		498
Common stock repurchased	(193,500)	—	(1,948)	—	—		(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—		844

Balance at March 31, 2007	10,723,728	11	48,155	132	(6,963	)(1)	41,335 (1)
Net income	—	—	—	—	4,594		4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)			(181)
Unrealized gain on foreign currency translation	—	—	—	219	—		219

Comprehensive income							4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—		1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—		(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—		—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—		650
Stock-based compensation expense - options	—	—	325	—	—		325
Common stock repurchased	(282,799)	—	(3,253)	—	—		(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)		(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—		493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)		43,672
Net income	—	—	—	—	3,116		3,116
Unrealized loss on foreign currency translation	—	—	—	(267)	—		(267)
Unrealized loss on investments, net of tax	—	—	—	(288)	—		(288)

Comprehensive income							2,561
Common stock issued pursuant to stock plans	17,575	—	140	—	—		140
Deferred stock units granted to Board of Directors	—	—	155	—	—		155
Stock-based compensation expense - options	—	—	238	—	—		238
Common stock repurchased	(115,581)	—	(1,284)	—	—		(1,284)
Income tax effect from stock-based compensation	—	—	(18)	—	—		(18)

Balance at December 31, 2008	10,506,658	$11	$46,420	$(385)	$(582)		$45,464

(1)	Revised. Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine-month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2008 Annual Report to Shareholders.

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

Note 2. Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2008	2007	2008	2007
Basic EPS:
Weighted average number of shares of common stock outstanding	10,538	10,757	10,587	10,747
Diluted EPS:
Effect of dilutive deferred stock units, stock options and warrants	456	523	517	516

	10,994	11,280	11,104	11,263

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	45	—	—	—

Performance-based options not included in diluted EPS	345	—	345	—

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

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended December 31, 2008
Sales to external customers	$19,749	$3,224	$—	$22,973
Depreciation and amortization	23	288	146	457
Income (loss) from operations	2,937	208	(2,670)	475
Three months ended December 31, 2007
Sales to external customers	$21,190	$2,685	$—	$23,875
Depreciation and amortization	22	191	182	395
Income (loss) from operations	2,828	301	(2,510)	619
Nine months ended December 31, 2008
Sales to external customers	$63,299	$9,354	$—	$72,653
Depreciation and amortization	77	741	438	1,256
Income (loss) from operations	10,377	768	(7,710)	3,435
Nine months ended December 31, 2007
Sales to external customers	$63,339	$7,551	$—	$70,890
Depreciation and amortization	60	518	465	1,043
Income (loss) from operations	11,241	855	(8,069)	4,027

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended December 31, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$19,749	100.0%	$21,190	100.0%
Cost of sales	14,913	75.5	16,395	77.4

Gross margin	$4,836	24.5%	$4,795	22.6%

AMI Division
Revenues	$3,224	100.0%	$2,685	100.0%
Cost of sales	839	26.0	542	20.2

Gross margin	$2,385	74.0%	$2,143	79.8%

	Nine Months Ended December 31, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$63,299	100.0%	$63,339	100.0%
Cost of sales	46,815	74.0	46,408	73.3

Gross margin	$16,484	26.0%	$16,931	26.7%

AMI Division
Revenues	$9,354	100.0%	$7,551	100.0%
Cost of sales	2,100	22.5	1,419	18.8

Gross margin	$7,254	77.5%	$6,132	81.2%

(1)	Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2008	2007	2008	2007
Order processing fees	$2,129	$2,362	$6,752	$5,814
Transaction fees	12,756	14,033	41,438	41,788
Sell-through fees	3,294	3,227	10,078	10,693
DRS fees	1,438	1,387	4,606	4,563
Essentials Suite™	3,224	2,685	9,354	7,551
Other	132	181	425	481

	$22,973	$23,875	$72,653	$70,890

During the three and nine-month periods ended December 31, 2008 and 2007, we had Program Suppliers that supplied product which generated in excess of 10% of our total revenues as follows:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2008	2007	2008	2007
Program Supplier 1	16.1%	13.1%	12.8%	13.0%
Program Supplier 2	15.4%	16.0%	13.7%	16.8%
Program Supplier 3	14.6%	16.5%	14.7%	17.2%
Program Supplier 4	12.4%	19.7%	17.1%	16.7%

There were no other Program Suppliers who provided product to our PPT Division that accounted for 10% or more of our total revenues for the three or nine-month periods ended December 31, 2008 or 2007. Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the three or nine-month periods ended December 31, 2008 or 2007.

Note 4. Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.” Stock option activity for the first nine months of fiscal 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2008	1,044,276	$6.26
Granted	344,875	11.10
Exercised	(17,575)	7.98
Forfeited	—	—

Outstanding at December 31, 2008	1,371,576	7.46

On October 10, 2008 and November 6, 2008, we granted nonqualified stock options exercisable for a total of 344,875 shares of our common stock pursuant to our 2005 Stock Incentive Plan to 15 employees. The options have an exercise price of $11.10 per share. The options are subject to vesting provisions based on attaining performance goals comparable to those applicable to the SAR awards discussed in Note 8 and will expire on August 30, 2011 to the extent not previously exercised or terminated. Vesting will be accelerated if a change in control occurs before the performance criteria are met. The fair value of the performance-based options was estimated using the Black-Scholes valuation model, the same methodology we have historically used for other option awards. However, as of December 31, 2008, no compensation cost has been recognized for these options as we do not currently have sufficient information with which to determine that the conditions are probable of being achieved.

As of December 31, 2008, unrecognized stock-based compensation related to outstanding, but unvested options was $0.1 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Deferred stock unit (“DSU”) activity for the first nine months of fiscal 2009 was as follows:

	Units Outstanding		Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008(1)	72,000		$12.75
Granted	55,500		12.58
Issued	—		—
Forfeited	—		—

Outstanding at December 31, 2008	127,500	(1)	12.67

(1)	Of the 127,500 DSUs outstanding at December 31, 2008, 72,000 were vested. However, the DSUs are not issued until the director holding such DSUs retires from the Board.

During the first quarter of fiscal 2009, 45,000 DSUs were granted. The total value of these DSUs was $0.5 million and is being recognized over the three-year vesting period. During the second quarter of fiscal 2009, 10,500 DSUs were granted to two new Board members. The total value of these DSUs was $0.2 million and is being recognized over the three-year vesting period.

As of December 31, 2008, the unrecognized compensation expense related to unvested DSUs was $0.5 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	December 31, 2008
	Fair Value	Input Level
Available for sale marketable securities:
Municipal tax exempt bond fund	$29,496	Level 1

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

Note 7. Multi-Screen Contract – Deferred Revenue

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we are developing reporting tools specifically relating to their unique business requirements. We recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. As of December 31, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed.

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

On October 10, 2008 and November 6, 2008, we granted a total of 277,625 SARs to 42 employees. The base price of the SARs for both grant dates was $11.10. Vesting of the SAR awards is subject to performance goals based on the achievement of minimum amounts of operating income by various lines of business. The performance goals relate to the two-year period ending March 31, 2011. Each individual SAR award is subject to a performance goal associated with the relevant line of business, with about 70% of the awards tied to combined operating results for Multi-Screen and OnDemand Essentials™ and the remaining awards to operating results for our PPT Division, Box Office Essentials™, Home Entertainment Essentials™ or Supply Chain Essentials™. We will determine whether the performance goals have been met by no later than June 15, 2011 and vested SARs will be settled in cash based on the closing sale price of our common stock on August 30, 2011 and paid no later than September 30, 2011. The SARs will vest in full if a change in control occurs before the performance criteria are met. As of December 31, 2008, no compensation cost has been recognized for these SARs as we do not currently have sufficient information with which to determine that the conditions are probable of being achieved.

Note 9. Stock Repurchases

During the three-month period ended December 31, 2008, we repurchased a total of 115,581 shares of our common stock at an average price of $11.11 per share, which totaled approximately $1.3 million. The stock repurchase plan, approved by our Board of Directors in January 2006, authorizes the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. Following these repurchases, a total of 591,880 shares had been repurchased pursuant to this plan at an average price of $10.96 per share and 408,120 shares remained available for repurchase under this plan.

Note 10. Income Taxes

Our effective tax rate, which was a benefit of 43.5% and a provision of 25.8% in the three and nine-month periods ended December 31, 2008, respectively. The rates included a benefit for: i) the enactment of an extension of the federal Research and Experimentation credit; ii) earnings on investments in tax exempt municipal bonds; and iii) favorable tax return adjustments related to the filing of our fiscal 2008 tax returns.

Our unrecognized tax benefits increased $0.5 million in both the three and nine-month periods ended December 31, 2008 in conjunction with uncertain tax positions related to prior tax filings and uncertain tax positions included in the current year tax computations. Unrecognized tax benefits totaled $2.2 million at December 31, 2008, all of which would reduce our effective tax rate if recognized.

Note 11. Line of Credit Amendment

Our $15.0 million line of credit agreement with Wells Fargo Bank, National Association was amended effective December 1, 2008 to extend the maturity date from December 1, 2008 to December 1, 2011.

Note 12. New Accounting Pronouncements

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

Note 13. Subsequent Event

On January 1, 2009, our forgivable $0.7 million loan with the Portland Development Commission became due. We are in the process of completing the documentation with regard to our compliance with the program requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2008 Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008. These risk factors have not significantly changed since the filing of the fiscal 2008 Form 10-K.

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

The PPT Division

The financial results from the PPT Division continue to be affected by the changing dynamics in the home video rental market as well as trends in overall economic conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content. Some examples include renting Units of product from our Participating Retailers or other Retailers, purchasing previously viewed Units from our Participating Retailers or other Retailers, ordering product via online subscriptions and/or online distributors, subscribing to at-home movie channels, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on-demand” option. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Many of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios also increase.

In an effort to further stabilize and grow our overall PPT revenue and earnings streams, we have implemented strategies to obtain new Participating Retailers, as well as assist in the retention and growth of our current Participating Retailers.

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

AMI and Other Divisions

We are also allocating significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 24% in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings in the short-term. Longer-term, we believe these services will provide significant future revenue and earnings streams and contribute to our overall success.

In December 2008, we entered into an agreement with an AT&T subsidiary to measure AT&T U-verse(SM) TV viewing patterns across traditional broadcast and cable network linear television, Video On Demand (“VOD”) and Digital Video Recorder (“DVR”) programming aggregated on a totally anonymous basis from all set-top boxes across AT&T’s U-verse distribution footprint.

We receive completely anonymous data which cannot be matched, traced or targeted to any specific subscriber or to the name, physical address, IP address, telephone number or any other personally identifiable information of any specific TV viewer.

As part of the agreement, AT&T will co-market with us our TVEssentials™ service to content providers, local TV stations and marketing clients. The data will provide programmers, advertisers and marketing agencies with information regarding programming and advertising such as the total number of subscribers watching a particular program, average length of time customers viewed a program, and to what extent subscribers fast forwarded through all commercial breaks or just specific commercials via a DVR. We believe the anonymous data from the full U-verse subscriber base meets a significant market demand for non-sample viewership data.

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

Results of Operations

	Three Months Ended December 31,(1)
	2008		2007
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$19,749	86.0%	$21,190	88.8%
AMI	3,224	14.0	2,685	11.2

	22,973	100.0	23,875	100.0
Cost of sales	15,752	68.6	16,937	70.9

Gross margin	7,221	31.4	6,938	29.1
Selling and administrative	6,746	29.4	6,319	26.5

Income from operations	475	2.1	619	2.6
Other income (expense):
Interest income	388	1.7	399	1.7
Interest expense	—	—	(3)	—

	388	1.7	396	1.7

Income before income tax provision (benefit)	863	3.8	1,015	4.3
Income tax provision (benefit)	(375)	(1.6)	468	2.0

Net income	$1,238	5.4%	$547	2.3%

	Nine Months Ended December 31,(1)
	2008		2007
(Dollars in Thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT	$63,299	87.1%	$63,339	89.3%
AMI	9,354	12.9	7,551	10.7

	72,653	100.0	70,890	100.0
Cost of sales	48,915	67.3	47,827	67.5

Gross margin	23,738	32.7	23,063	32.5
Selling and administrative	20,303	27.9	19,036	26.9

Income from operations	3,435	4.7	4,027	5.7
Other income (expense):
Interest income	764	1.1	1,216	1.7
Interest expense	(2)	—	(7)	—

	762	1.1	1,209	1.7

Income before income tax provision	4,197	5.8	5,236	7.4
Income tax provision	1,081	1.5	2,331	3.3

Net income	$3,116	4.3%	$2,905	4.1%

(1)	Percentages may not add due to rounding.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three months ended December 31, 2008
Sales to external customers	$19,749	$3,224	$—	$22,973
Depreciation and amortization	23	288	146	457
Income (loss) from operations	2,937	208	(2,670)	475
Three months ended December 31, 2007
Sales to external customers	$21,190	$2,685	$—	$23,875
Depreciation and amortization	22	191	182	395
Income (loss) from operations	2,828	301	(2,510)	619
Nine months ended December 31, 2008
Sales to external customers	$63,299	$9,354	$—	$72,653
Depreciation and amortization	77	741	438	1,256
Income (loss) from operations	10,377	768	(7,710)	3,435
Nine months ended December 31, 2007
Sales to external customers	$63,339	$7,551	$—	$70,890
Depreciation and amortization	60	518	465	1,043
Income (loss) from operations	11,241	855	(8,069)	4,027

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended December 31, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$19,749	100.0%	$21,190	100.0%
Cost of sales	14,913	75.5	16,395	77.4

Gross margin	$4,836	24.5%	$4,795	22.6%

AMI Division
Revenues	$3,224	100.0%	$2,685	100.0%
Cost of sales	839	26.0	542	20.2

Gross margin	$2,385	74.0%	$2,143	79.8%

	Nine Months Ended December 31, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$63,299	100.0%	$63,339	100.0%
Cost of sales	46,815	74.0	46,408	73.3

Gross margin	$16,484	26.0%	$16,931	26.7%

AMI Division
Revenues	$9,354	100.0%	$7,551	100.0%
Cost of sales	2,100	22.5	1,419	18.8

Gross margin	$7,254	77.5%	$6,132	81.2%

(1)	Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2008	2007	2008	2007
Order processing fees	$2,129	$2,362	$6,752	$5,814
Transaction fees	12,756	14,033	41,438	41,788
Sell-through fees	3,294	3,227	10,078	10,693
DRS fees	1,438	1,387	4,606	4,563
Essentials Suite™	3,224	2,685	9,354	7,551
Other	132	181	425	481

	$22,973	$23,875	$72,653	$70,890

Revenue

Revenue decreased $0.9 million, or 3.8%, to $23.0 million in the three-month period ended December 31, 2008 (the third quarter of fiscal 2009) compared to $23.9 million in the three-month period ended December 31, 2007 (the third quarter of fiscal 2008). Revenue increased $1.8 million, or 2.5%, to $72.7 million in the nine-month period ended December 31, 2008 compared to $70.9 million in the nine-month period ended December 31, 2007. The changes in revenue are described more fully below.

PPT Division

PPT revenues decreased $1.4 million, or 6.8%, in the three-month period ended December 31, 2008 compared to the same period of the prior fiscal year and were flat in the nine-month comparable periods as detailed below (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2008	2007	2008	2007
Order processing fees	$2,129	$2,362	$6,752	$5,814
Transaction fees	12,756	14,033	41,438	41,788
Sell-through fees	3,294	3,227	10,078	10,693
DRS	1,438	1,387	4,606	4,563
Other	132	181	425	481

	$19,749	$21,190	$63,299	$63,339

Order processing fees decreased $0.2 million, or 9.9%, and increased $0.9 million, or 16.1%, respectively, in the three and nine-month periods ended December 31, 2008 compared to the same periods of the prior fiscal year. Order processing fees were affected by the following:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2008	2007	2008	2007
Units shipped (in thousands)	1,807	1,751	5,186	4,693
Fee per Unit	$1.18	$1.35	$1.30	$1.24

	Three-month period ended December 31, 2008 compared to three- month period ended December 31, 2007	Nine-month period ended December 31, 2008 compared to nine- month period ended December 31, 2007
Percentage increase in Units shipped	3.2%	10.5%
Effect of increase in Units shipped on revenue	$0.1 million	$0.6 million
Increase (decrease) in fee per Unit	$(0.17)	$0.06
Effect of increase (decrease) in fee per Unit on revenue	$(0.3) million	$0.3 million

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

Transaction fees decreased $1.3 million, or 9.1% in the three-month period ended December 31, 2008 compared to the same period of the prior fiscal year. The transaction fee decrease for the three-month period was primarily due to fewer revenue generating rental transactions during the period related to non-guaranteed Units. The revenue on guaranteed Units is recognized at the beginning of the lease term and, therefore, rental transactions occurring in approximately the first half of the product lease typically do not generate additional transaction fee revenue until the revenue guarantees have been met. Total rental transactions at our Participating Retailers increased 2.4% in the three-month period ended December 31, 2008 compared to the same period of the prior fiscal year, while the rate per transaction remained flat, excluding the impact of minimum revenue guarantees on guaranteed Units.

Transaction fees decreased $0.4 million, or 0.8%, in the nine-month period ended December 31, 2008 compared to the same period of the prior fiscal year. The nine-month period transaction fees decreased due to a reduction in total rental transactions, partially offset by increases in Units shipped compared to the prior fiscal year period. Total rental transactions at our Participating Retailers decreased 6.6% in the nine-month period ended December 31, 2008 compared to the same period of the prior fiscal year, while the rate per transaction increased $0.01, excluding the impact of minimum revenue guarantees on guaranteed Units. The decrease in rental transactions for the nine-month period ended December 31, 2008 was due to a temporary shift in consumer behavior towards viewing televised events, such as the Olympics and election year politics (conventions and debates). We expect rental transactions to fluctuate in the months ahead based on product flow. Historically, consumers have continued to rent movies during economic downturns, so we expect a stable flow of rental transactions in the future. However, since this is highly dependent on consumer behavior, there can be no assurance regarding transaction activity in future periods.

Sell-through fees increased $0.1 million, or 2.1%, and decreased $0.6 million, or 5.8%, respectively, in the three and nine-month periods ended December 31, 2008 compared to the same periods of the prior fiscal year. The increase in the three-month period was primarily due to an increase in the number of Units purchased at the end of their lease term. The decrease in the nine-month period was due to an 8% decrease in the number of sell-through transactions. The decrease in the nine-month period was affected by an overall decline in Units available for sale on average, taking release dates and product sell-through restrictions into account over the comparable period of the prior fiscal year.

DRS fees were relatively flat in the three and nine-month periods ended December 31, 2008 compared to the same periods of the prior fiscal year primarily due to no significant change in the amount and quality of product released and made available to Retailers by our Program Suppliers.

AMI Division

AMI revenues increased $0.5 million, or 20.1%, and $1.8 million, or 23.9%, respectively, in the three and nine-month periods ended December 31, 2008 compared to the same periods of the prior fiscal year. Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in, and marketing of, these offerings.

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

Cost of sales decreased $1.2 million, or 7.0%, and increased $1.1 million, or 2.3%, respectively, in the three and nine-month periods ended December 31, 2008 compared to the same periods of the prior fiscal year. Cost of sales as a percentage of revenue was 68.6% and 67.3%, respectively, in the three and nine-month periods ended December 31, 2008 compared to 70.9% and 67.5%, respectively, in the same periods of the prior fiscal year.

The fluctuations in cost of sales were primarily due to the fluctuations in revenue, as well as the decreases in cost of sales as a percentage of revenue. The decreases in cost of sales as a percentage of revenue were primarily due to the timing and magnitude of Units shipped with minimum guarantees, as well as to a larger percentage of our revenue coming from our AMI Division. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.4 million, or 6.8%, to $6.7 million in the third quarter of fiscal 2009 compared to $6.3 million in the third quarter of fiscal 2008, and increased $1.3 million, or 6.7%, to $20.3 million in the nine-month period ended December 31, 2008 compared to $19.0 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and nine-month periods ended December 31, 2008 compared to the same periods of the prior fiscal year were primarily due to the continued expansion of our Essentials™ lines of business. As a percentage of revenues, selling and administrative expenses were 29.4% and 27.9%, respectively, for the three and nine-month periods ended December 31, 2008 compared to 26.5% and 26.9%, respectively, for the comparable periods of the prior fiscal year, primarily due to lower revenues in the three-month period ended December 31, 2008 compared to the same period of the prior year, as well as our continued investment in our Essentials™ line of business in fiscal 2009.

Interest Income

Interest income was $0.4 million and $0.8 million, respectively, for the three and nine-month periods ended December 31, 2008 compared to $0.4 million and $1.2 million, respectively, for the same periods of the prior fiscal year. The decrease in interest income in the nine-month period primarily related to lower interest rates in the current fiscal year period compared to the same period of the prior fiscal year, resulting from changes in market conditions and lower average investments in marketable securities. Our average combined cash and investment balance was $35.1 million and $33.9 million for the nine-month periods ended December 31, 2008 and 2007, respectively.

Income Taxes

Our effective tax rate was (43.5)% and 25.8%, respectively, in the three and nine-month periods ended December 31, 2008 and 46.1% and 44.5% in the three and nine-month periods ended December 31, 2007. Our effective tax rate typically differs from the federal statutory tax rate primarily due to state income taxes. In the third quarter of fiscal 2009, our tax rate decreased due to the following factors: the enactment of an extension of the federal Research and Experimentation credit, earnings on investments in tax exempt municipal bonds and favorable tax return adjustments related to the filing of our fiscal 2008 tax returns.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2009.

Cash and cash equivalents and marketable securities increased $2.5 million to $34.3 million at December 31, 2008 compared to $31.8 million at March 31, 2008. This increase resulted primarily from $6.1 million provided by operating activities, partially offset by $1.8 million used for the purchase of equipment and capitalized IT costs and by $1.3 million used for the repurchase of common stock. Our current ratio was 4.3:1.0 at December 31, 2008 and 5.4:1.0 at March 31, 2008.

Accounts receivable, net of allowances, increased $3.1 million to $18.1 million at December 31, 2008 compared to $15.0 million at March 31, 2008, primarily due to the $0.7 million of increased revenues during the quarter ended December 31, 2008, compared to the last quarter of fiscal 2008, as well as increased Units with minimum guaranteed revenues shipped during the third quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.

During the first nine months of fiscal 2009, we spent $1.8 million on property and equipment, including $1.5 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $2.8 million on property and equipment in fiscal 2009, including approximately $2.2 million for the capitalization of internally developed software, primarily for our business information service offerings. The remaining capital expenditures in fiscal 2009 will be primarily for computer equipment.

Accounts payable increased $2.8 million to $9.6 million at December 31, 2008 compared to $6.8 million at March 31, 2008, primarily due to the timing of payments due to Program Suppliers.

Deferred revenue increased $0.7 million to $1.6 million at December 31, 2008 compared to $0.9 million at March 31, 2008, primarily due to a long-term agreement with a customer/supplier relating to one of our Essentials™ lines of business, in which we will develop reporting tools specifically relating to their unique business requirements. As of December 31, 2008, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed, which is anticipated to be in the second quarter of fiscal 2010.

Taxes receivable and prepaid taxes, net of taxes payable, increased $0.5 million to $21,000 at December 31, 2008 compared to a liability of $0.5 million at March 31, 2008 primarily due to the timing of tax payments and the year-to-date provision for income taxes. Deferred income tax liabilities, net of deferred tax assets, have also increased to $0.6 million at December 31, 2008 compared to $27,000 at March 31, 2008 due to temporary book-tax differences related to accelerated expensing of internally developed software expenditures for tax purposes, as well as adoption of a change for tax purposes to cease recognizing short-term deferred revenue in advance of book recognition.

Deferred rent, current and long-term, of $1.0 million at December 31, 2008 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $22,000 per quarter.

Notes payable at December 31, 2008 represents a $0.7 million loan from the Portland Development Commission (“PDC”) and a $58,000 conditional grant from the PDC related to our fiscal 2007 corporate headquarters renovations. The $0.7 million loan from the PDC does not bear interest until it becomes due, which is January 1, 2009, and contains provisions relating to forgiveness if we meet certain requirements. If the loan is not forgiven, it will accrue interest at the rate of 8.5% per annum beginning January 1, 2009. Similar terms apply to the conditional grant of $58,000. The previously outstanding $0.2 million loan from the State of Oregon was forgiven in June 2008. The related $0.2 million gain was deferred and is being amortized against lease expense over the remaining lease term of approximately 8.5 years. We are in the process of completing the documentation with regard to our compliance with the PDC program requirements. It is expected that the $0.7 million loan, along with the related $58,000 grant, will be forgiven by the end of February 2009.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We repurchased 115,581 shares in the first nine months of fiscal 2009 at an average price of $11.11 per share. Through December 31, 2008, a total of 591,880 shares had been repurchased under this plan at an average price of $10.96 per share and 408,120 shares remained available for purchase. This plan does not have an expiration date.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of and for the quarter ended December 31, 2008, we determined that we were in compliance with the financial covenants at December 31, 2008. At December 31, 2008, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our fiscal 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008.

New Accounting Pronouncements

See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

We repurchased the following shares of our common stock in open market transactions during the third quarter of fiscal 2009 pursuant to our previously-announced repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 to October 31	71,500	$11.79	71,500	452,201
November 1 to November 30	36,481	10.06	36,481	415,720
December 1 to December 31	7,600	9.77	7,600	408,120

Total	115,581	11.11	115,581	408,120

The stock repurchase plan, which was approved by our Board of Directors in January 2006 for a total of 1.0 million shares, does not have an expiration date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Amendment to Credit Agreement, dated December 1, 2008, to Credit Agreement with Wells Fargo Bank, National Association, dated July 15, 2002.

10.2	Revolving Line of Credit Note dated December 1, 2008 between Rentrak Corporation and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2009	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer