Form 10-K
period 2009-03-31
RENTRAK CORP
filed 2009-06-11
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($13.83) as reported by the Nasdaq Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2008), was $143,445,631.

The number of shares outstanding of the Registrant’s Common Stock as of June 4, 2009 was 10,391,087 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders.

RENTRAK CORPORATION

2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitutes forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of reasons why our actual results may differ materially from our forward-looking statements. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Where You Can Find More Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We also make available, free of charge on our website at www.rentrak.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (503) 284-7581.

Overview

Our corporate structure includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, Blu-ray Discs, etc.) (“Units”) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

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

PPT Division

Pay-Per-Transaction System

We distribute Units principally to Retailers through our PPT System. The PPT System has various product programs that enable Retailers to obtain Units at a significantly lower cost per Unit than if they purchased the Units from wholesale video distributors. Through our PPT system, Retailers are given monthly access to a wide selection of box office hits, independent releases, documentaries, and foreign films from the industry’s leading suppliers.

After the Retailer is approved for participation in the PPT System, Units are subleased to the Retailer, generally for a low initial up-front fee plus a percentage of revenues generated by the Retailer from rentals and/or sales to consumers. We retain a portion of most fees and remit the balance to the appropriate motion picture studio or other licensee or owner of the rights to certain video programming content (“Program Suppliers”) that hold the distribution rights to the Units. Due to the lower cost of “bringing Units in the door,” Retailers generally obtain a greater number of Units under the PPT System than they would if they purchased Units directly from a wholesale distributor (generally 2 to 4 times the quantity). This benefits Retailers because having more Units available generally results in higher volumes of rental transactions thereby increasing Retailer revenue, while lowering their risks and reducing their cost of capital. The Program Supplier benefits from an increase in the total number of Units shipped, resulting in increased Program Supplier revenues and opportunity for increased profit, as well as incremental shelf space for secondary titles that otherwise may not be ordered due to the risk associated with a higher wholesale cost. The perceived benefit to the consumer is the potential for more copies of newly released hit theatrical titles and a greater selection of direct to video titles or independent films.

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the U.S. and Canada. This system greatly simplifies the landscape for each Program Supplier by consolidating the thousands of individual independent retailers participating in our PPT System into one business partner. Program Suppliers negotiate one lease/service arrangement with Rentrak and our PPT System manages the rest, including marketing and sales of content to PPT retailers, order fulfillment, collection of point of sale (“POS”) data, audit, billing of revenue sharing fees and collection of payments.

During fiscal 2009, we offered titles from a number of Program Suppliers including, but not limited to: First Look Studios; Genius Products, Inc.; Lions Gate Films, Inc.; Maple Pictures Corp; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Summit Distribution, LLC; Twentieth Century Fox Home Entertainment, Inc.; Universal Studios Home Entertainment LLC; and Warner Brothers’ New Line Home Entertainment and Warner Home Video divisions. Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and, in other cases, the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us or the Retailers we service. During the last three years, we have not experienced any material difficulty acquiring suitable Units for our markets on acceptable terms and conditions from Program Suppliers.

During fiscal 2009, 2008 and 2007, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	2009	2008	2007
Program Supplier 1	17%	17%	17%
Program Supplier 2	15%	17%	20%
Program Supplier 3	13%	12%	2%
Program Supplier 4	11%	15%	12%
Program Supplier 5	6%	7%	16%

There were no other Program Suppliers who provided product that generated 10% or more of our total revenues for the years ended March 31, 2009, 2008 or 2007. Our agreement with our fifth largest Program Supplier expired in fiscal 2007, although we continue to receive product from one of its divisions. Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles prior to home video distribution and our assessment of expected success in the home video rental market. At March 31, 2009, we had such guarantees with six Program Suppliers in amounts totaling approximately $1.1 million. We expect to make these payments during the first quarter of fiscal 2010. Most of these amounts were included in cost of sales during fiscal 2009, since we recognize these costs on each title’s release date.

Ordering and Distribution of Units

Our proprietary Rentrak Profit Maker Software (the “RPM Software”) and Video Retailer Essentials Software (the “VRE Software”) allow retailers participating in the PPT System (“Participating Retailers”) to order Units through these systems and provide the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface (RPM Software) or over the Internet (VRE Software). To further assist the Participating Retailers in ordering, we also produce a monthly product catalog (“Ontrak”) both in print and electronic media.

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with third-party fulfillment providers to distribute our Units via both ground, which is our primary method, and overnight air courier to assure delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution were approximately 3.4%, 3.3% and 3.2% of our cost of sales in fiscal 2009, 2008 and 2007, respectively.

Computer Operations

To participate in our PPT System, Participating Retailers must have Rentrak approved computer software and hardware to process all of their rental and sale transactions. Our RPM Software resides on the Participating Retailer’s POS computer system and transmits a record of PPT transactions to us over a telecommunications network. The RPM Software or web-based VRE Software also assists the Participating Retailer in ordering newly released titles and in managing its inventory of Units.

Our PPT information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it identifies variations from statistical norms for potential audit action. This information system also transmits information on new titles available, analytic information on active leased Units, and sends confirmation of orders made via the RPM Software or VRE system.

Auditing of Participating Retailers

From time to time, we audit Participating Retailers in order to verify that they are reporting all rentals and sales of Units in a consistent, accurate and timely manner. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers whose PPT business activity varies from our statistical norms. Depending upon the results of our analysis of these reports, we may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow such an audit can be cause for immediate termination from the PPT System. If audit violations are found, the

Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Units.

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to theatrically release their most promising movies during two periods of the year, early summer and during the holidays in the fourth calendar quarter. Since the release of movies to home video usually follows the theatrical release by approximately three to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur just prior to and/or during the fourth quarter holidays and in late winter/early spring. We believe our volume of rental transactions and resulting revenues and earnings reflect, in part, this seasonal pattern. However, changes in the release of Program Suppliers’ titles available to Rentrak for Participating Retailers may obscure any seasonal effect.

Competition

The PPT Division continues to be affected by the changing dynamics in the home video rental market. This market is highly competitive, constantly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content and can easily shift from one provider to another. Some examples include renting Units of product from our Participating Retailers, purchasing previously viewed Units from our Participating Retailers, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT system focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis: for example, a Retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above, our PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, we face intense competition from all of the wholesale distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other wholesale distributors have extensive distribution networks, long-standing relationships with Program Suppliers and Retailers, and, in some cases, significantly greater financial resources. In the past, certain wholesale distributors offered Units to Retailers on a revenue sharing basis. However, to our knowledge, none do so today.

We also face direct competition from the Program Suppliers. All major Program Suppliers work directly with major Retailers, including Blockbuster, the world’s largest chain of home video specialty stores, Hollywood Video/Movie Gallery, the second largest chain, and Netflix, which is an online mail delivery subscription retailer. Many of the major Program Suppliers have direct revenue sharing arrangements with these retailers and a few mid-size retailers like Hastings Entertainment or Video Warehouse. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with other smaller Retailers, but there can be no assurance that they will not do so in the future.

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) online movie rental subscription services, such as Netflix; (2) direct broadcast satellite providers, such as DIRECTV and Echostar; (3) cable providers, such as Time Warner and Comcast, which offer pay-per-view and video-on-demand, or VOD, content; (4) telecommunication providers, such as AT&T and Verizon; and (5) delivery of programming via the Internet, such as Apple’s iTunes, Hulu.com and Google’s YouTube. Technological improvements in any of these distribution methods, perceived greater convenience by customers, as well as lower pricing models, may make these options more attractive to consumers and thereby materially diminish the demand for Unit rentals in brick and mortar locations. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Direct Revenue Sharing (DRS)

Our Traditional DRS service, managed through our “RevShare Essentials” system, is tailored to meet the needs of major studios (Twentieth Century Fox Home Entertainment, Universal Studios Home Entertainment, Paramount Pictures Home Entertainment, Warner Home Video, etc.) and major independent program suppliers (Lions Gate Films, Summit Distribution, etc.) (collectively “DRS clients”), whose titles we provide our Retailers through our PPT system, and who also provide packaged goods home entertainment content directly to large brick-and-mortar and online retailers (Blockbuster Entertainment, Movie Gallery, Netflix, etc.) (collectively “DRS retailers”) on a revenue sharing basis. For each DRS client, we collect, process, audit, summarize and report the number of rental and previously viewed sales transactions and corresponding revenue generated on each title distributed to each DRS retailer on a revenue sharing basis. We also provide in-depth Inventory tracking by Title, Retailer and by store. Additionally, we conduct numerous periodic physical audits of DRS retailers combined with mystery shopping and electronic auditing, using multiple methods of validation and recovery, to insure all DRS inventory is utilized in a manner consistent with the terms of its revenue sharing arrangement with our DRS clients.

We launched our Digital DRS business in the quarter ended March 31, 2009. The Digital Download Essentials service collects, processes, audits and reports on rented and purchased movie and television content downloaded and/or streamed via the internet. This Web-based reporting service, which is accessible 24-hours-a-day, seven-days-a-week, provides studios and television networks with a single integrated solution capable of collecting, verifying, consolidating and reporting all internet based rental and sales transactions on a global basis.

For a number of years, our only direct competitor to our Traditional DRS business has been SuperComm, Inc., a small subsidiary of Sony Pictures Home Entertainment (“SPHE”). SuperComm was originally founded in 1991 as a third-party revenue sharing provider to the supermarket segment of the home entertainment business. It was later sold to SPHE, which now relies on it for the services (collection, analysis, configuring and reporting of data) it requires to manage its DRS relationships. We do not believe that SuperComm provides DRS services to any home entertainment content providers other than SPHE.

We believe MediaMorph, recently founded by veterans of the digital entertainment and online advertising industries, is a direct competitor to our Digital DRS business. To the best of our knowledge, MediaMorph is not competing with our Traditional DRS business since they appear to only be marketing a solution for managing digital transactions.

There are a number of risks that may adversely affect the size and profitability of our Traditional and Digital DRS businesses. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS retailers. Should the DRS clients end their DRS relationships, they would have no need for our DRS services. Second, our current DRS clients could decide to invest the resources necessary to provide DRS services internally. Third, SPHE could decide to improve SuperComm’s service offering, or sell it to a third party who will do the same, and successfully compete for one or more of our DRS clients. Fourth, our DRS clients could decide that the benefits of our services are dramatically less than the current cost structure warrants, ultimately leading to reduced DRS revenues. Fifth, MediaMorph and other competitors could successfully establish significant client bases that limit Rentrak’s Digital DRS growth and/or lead to a decline in our DRS revenues. Lastly, if the overall size of the home entertainment rental market contracts significantly, and/or the large brick-and-mortar and online retailers’ share of the overall rental market declines significantly, as it did when Movie Gallery closed a substantial number of stores, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenues.

Formovies.com

Formovies.com is a website designed and hosted by us, dedicated to providing our Retailers with an effective online marketing tool. The site is filled with entertainment content such as top rentals, upcoming releases, DVD of the week, theatrical show times, movie trivia and more. Each site is individually branded to contain the store name of our Participating Retailer, allowing them to promote their store with coupons or special promotions they enter and control on their custom site. Retailers collect e-mail addresses from their customers and the site sends a weekly newsletter announcing new releases and promotions each week.

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

•

Multi-Screen Essentials™ provides a comprehensive suite of analytical tools related to tracking content in the multi-screen viewing environment, which includes OnDemand Essentials™ for measuring and reporting anonymous video on demand (“VOD”) usage data.

Box Office Essentials™

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios (“BOE clients”) and movie theater owners. Rentrak provides BOE clients with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is currently collected for virtually all movie theaters in North America, Guam and Puerto Rico and is primarily obtained via electronic connectivity to theater box offices. BOE clients include Walt Disney, Twentieth Century Fox, Paramount Pictures, Sony, Universal, Warner Brothers and numerous other clients who subscribe to our syndication services.

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

Our rental application, Home Video Essentials™, measures DVD, Blu-ray Disc and video game rentals from the brick-and-mortar and online channels across North America. We cover approximately 50% of the video specialty retailers within the United States, and approximately 90% in Canada. Clients have 24/7 web-access to current weekly market and title-level projection data on consumer rental spending and activity. Additionally, clients have access to historical data dating back to 2001. Clients include all the home entertainment divisions of the major and mini-major Hollywood studios such as Warner Home Video, Buena Vista Home Entertainment (Disney), Paramount/DreamWorks Home Entertainment,

Universal Studios Home Entertainment, Sony Pictures Home Entertainment, Twentieth Century Fox Home Entertainment, Lionsgate Entertainment, Walden Media, The Weinstein Company, and Vivendi Visual Entertainment. Microsoft Corporation has been a long-time subscriber to the video game rental data.

Home Video Essentials™ rental data is published in the industry trade magazines Video Business, Daily Variety, and Billboard Magazine, as well as USA Today, The New York Times online and Entertainment Weekly.

Competitors include Adams Media Research and Home Media Retailing Research, although they do not offer a web-based database. Another key difference between our services and those of our competitors is that we collect daily POS bar code scan data from video retailers, which we believe provides a more reliable sample base and greater accuracy.

Our retail application, Retail Essentials™, reports U.S. brick-and-mortar consumer sales estimates of DVDs to motion picture studios and retailers. We provide our clients with access to national consumer sales estimates at the industry level, by format and at the title level. Data is collected from thousands of retail locations throughout the U.S. via weekly data feeds and projected nationally. Existing clients for the retail application include motion picture studios, talent agencies and production companies. Our primary competitor for our Retail Essentials™ product is Nielsen VideoScan.

Home Entertainment Essentials™ retail sales data is published in the industry trade publications Video Business Magazine, Variety, DVD News, as well as The New York Times online, The Los Angeles Times and Entertainment Weekly.

Supply Chain Essentials™

Supply Chain Essentials™ (“SCE”) is supply chain management software developed by us which allows clients to manage the flow of products and funds at every point in the supply chain until the product reaches the consumer. It does not depend on any third party software code. We host the software for customers’ access under an application service provider’s model and license its use. A typical client for SCE is any company that receives orders (business to business or business to consumer), maintains warehouses and issues purchase orders to vendors. We are targeting potential clients through both direct sales and strategic alliances with established logistics and supply chain entities.

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

Multi-Screen Essentials™

We are developing a comprehensive suite of analytical tools related to tracking content in the multi-screen viewing environment. We have currently launched component products for individual screens that will ultimately feed into cross platform products and analytical services. With each new component product launched we expect to secure additional revenue from our current customer base while expanding the markets for our services. The component products that are currently commercially launched include OnDemand Essentials™, TV Essentials™ and Mobile TV Essentials™. These products are described below.

OnDemand Essentials™ (“ODE”) provides cable operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the viewership of on demand content. The service utilizes a Web-based, near real-time reporting system that provides clients with instant access to the crucial information needed to track on demand content, trends, consumer behavior and more. Our ODE Content Provider site enables users to view and analyze the viewership of on demand content across all cable multiple system operators (“MSOs”) with whom we have agreements in place. Through a secure, browser-based application, ODE users have access to current and historical market-level and individual content performance.

Participating distributors using this service represent over 70 million set-top boxes from 28 MSOs (including all of the top 25 MSOs who are offering video on demand programming).

As of March 2009, we had over 100 network and studio clients for the service, such as Viacom, Inc., Turner Broadcasting System, Inc. and Warner Bros. Studios. Rentrak is the leader in on demand television measurement, setting the stage for expansion of our services to traditional television, broadband and mobile.

TV Essentials™ provides our clients with the ability to analyze anonymous audience viewing of programming and advertising across linear and interactive television, VOD and Digital Video Recorder (“DVR”). Utilizing proprietary technology to process massive amounts of click-stream data, the TV Essentials™ system is able to aggregate and report second-by-second information from millions of digital set-top boxes. The system can isolate individual market, network, series, or telecast performance, administer national and local estimates, and provide an evaluation of influencing factors such as psychographics, demographics, weather, etc. Currently TV Essentials™ processes data from more than ten million set top boxes of cable, satellite and telco providers to help advertisers, agencies and networks make business decisions to drive increased revenue.

The majority of our data is provided by our data partners, which include cable and satellite operators as well as telephone companies. In November 2008, we entered into an agreement with DISH Network Corporation to report the measurement of DISH Network set-top box click-stream television data from millions of set top boxes. DISH Network will use our TV Essentials™ reporting system together with other DISH Network tools to analyze anonymous audience viewing of programming and advertising for linear television and generate detailed viewer measurement information. In December 2008, we entered into an agreement with an AT&T subsidiary to measure AT&T U-verse TV viewing patterns across traditional broadcast and cable network linear television, VOD and DVR programming aggregated on a totally anonymous basis from all set-top boxes across AT&T’s U-verse distribution footprint. As part of the agreement, AT&T co-markets with us our TV Essentials™ service to content providers, local TV stations and marketing clients.

In addition, in March 2009, we entered into an agreement with Charter Communications to begin a linear TV measurement trial. The trial will focus on the relationship between linear television and on demand viewing patterns.

Mobile OnDemand Essentials™ delivers content on demand reporting for mobile platforms, allowing networks the opportunity to see aggregated data from all carriers. The system helps our clients derive immediate answers to questions that have traditionally required fielding extensive market research and consumer panel studies. We have announced one customer for this product (NBCU). As we expand the customer list for this product we will also have the opportunity to provide industry level reporting.

We are also in process of developing other research tools, such as the following:

•

Mobile TV Essentials™, which is designed to deliver audience viewing metrics of linear video programming (television as it exists today, excluding VOD and DVR) and linear video advertising watched on mobile phones;

•

Internet Video Essentials™, which is a measurement service tailored to help clients manage their ad-supported online content. The product focuses specifically on the usage of online video, versus the counting of Web page views, banner impressions or other online features.

Our primary competitors for the Multi-Screen™ product suite are Nielsen and Taylor Nelson Sofres (“TNS”), companies with significantly greater resources than Rentrak. Nielsen has the established currency on which the industry depends and has announced plans to provide cross platform measurement services based on their current sampling methodology. TNS has a system that processes data from a sample of 100,000 satellite homes. Both are formidable competitors with significant resources; however, we believe Rentrak is well positioned to provide the granular level processing from millions of set tops boxes and the user-friendly system that networks, agencies and advertisers are demanding.

Other Division

The Other Division includes revenue relating to other products and/or services which are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on demand advertising for reporting to marketers and advertising agencies. The completion date for this new service is dependent upon the capabilities of various industry participants and is contingent upon the availability of the data from those participants, the successful testing and processing of automated data feeds, as well as the timing of receipt of those data feeds.

Significant Customers

There were no customers that accounted for 10% or more of our total revenue in fiscal 2009, 2008 or 2007.

Trademarks, Copyrights, Proprietary Rights and Patents

We have registered our RENTRAK, PPT, Pay Per Transaction, Entertainment Essentials, Box Office Essentials, Home Video Essentials, Home Entertainment Essentials, Supply Chain Essentials, OnDemand Essentials, Video Game Essentials, Retail Essentials, AdEssentials, Business Intelligence Essentials, TV Essentials, Mobile TV Essentials, ForMovies, ForMovies.com, Ontrak, RPM and other marks under federal trademark laws. We have applied for and obtained registered status in several foreign countries for many of our trademarks. Our trademark registrations will remain valid for an unlimited period, as long as we continue using the trademarks in commerce or as long as we intend to resume use of the mark during any period of non-use. We claim a copyright on our RPM Software and consider it to be proprietary. We have also filed notice and claim a copyright on our Essentials software. Our copyright in our software is expected to last for at least 95 years from the first sale or licensing of the software. Our trademarks, copyrights and other proprietary rights give us the power to prevent competitors from competing with us unfairly. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services and we intend to take appropriate action to halt any infringement and protect against improper usage.

We have applied for patents related to certain of our proprietary technologies, primarily for our Essentials Suite of products. We believe our proprietary technologies provide us with advantages over our competitors’ technologies.

Employees

As of March 31, 2009, including all subsidiaries, we employed 243 full-time employees and 28 part-time employees. We consider our relations with our employees to be good.

Financial Information About Industry Segments

See Note 15 of Notes to the Consolidated Financial Statements for information regarding our business segments and revenue by product line.

Geographic Information

Most of our revenues are generated within the U.S. and Canada, with Canada accounting for less than 10% of total revenues. All of our long-lived assets are located within the U.S.

ITEM 1A.	RISK FACTORS

Deterioration in the economy could impact our business.

We primarily operate within the entertainment industry. Our overall success depends on the success of our Participating Retailers and Program Suppliers within our PPT Division as well as networks, studios, cable operators and others within our AMI Division. For example, our Participating Retailers rely on their customers to rent DVDs, and this spending may be considered discretionary on the part of many of those consumers. Also, our BOE clients’ success is dependent on the interest and ability of end consumers to attend movie theaters. If the overall economy continues to deteriorate, such as in the case of a prolonged recession, our Participating Retailers, Program Suppliers, studios, etc. could experience reduced revenues as a result of their customers’ shift in spending and change in behavior. This change could have a material adverse effect on our financial condition, results of operations and liquidity.

Additionally, if our Participating Retailers and customers of our Essentials™ services experience financial difficulties, they may be unable to continue with our services, and/or may be unable to continue to pay us in a timely manner, if at all. We have noticed a slow-down in collections within our PPT Division during the past few months. A continuation of this trend could negatively affect our results of operations, financial condition and cash flows.

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

Our ultimate success is highly dependent on the successful operations of our Participating Retailers. If their business declines due to changes in the economy, customer behavior, competition, management issues or other factors, they may be unable to meet their financial obligations to us. This could negatively affect our results of operations, financial condition and cash flows.

A loss of a significant Program Supplier, our ability to retain our base of Program Suppliers along with the quality and volumes of content they provide, and adverse changes in terms of our revenue sharing agreements with Program Suppliers could result in a decline in revenues and results of operations and have an adverse impact on our financial condition.

We rely on our Program Suppliers for Units we sublease to Participating Retailers. A decrease in the number of Program Suppliers participating in our system, a decline in the financial stability of our Program Suppliers and/or a decline in the quality (rental appeal) and quantity (number of theatrical titles) of the content they produce would result in a reduction in overall Units available to Participating Retailers. Additionally, many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have titles available which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. A loss of any of our significant suppliers or a change in any one of the above conditions could have a material adverse effect on our financial condition, results of operations and liquidity.

Our Participating Retailers may lose a competitive advantage if Program Suppliers (studios) change the timing of the release of movies to the various distribution channels.

In the PPT Division, historically, after the initial release of a movie to theaters, studios would then exclusively distribute the movie to the home video retail market (typically 90 to 120 days after the theatrical release) prior to distributing it in other forms throughout the industry, such as video-on-demand. This creates a competitive advantage for our Participating Retailers due to the early distribution window. Some studios have started testing the simultaneous release of their movies to the home video market and through cable, satellite and Internet video-on-demand channels on the same date. Should a majority of the studios change the timing of their release windows, or eliminate the exclusive distribution window for the home video retail market, our Participating Retailers may experience reduced revenue as consumers would have simultaneous access to movies via additional distribution channels. Since we share in that revenue, this would negatively impact our results of operation, financial condition and cash flows.

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

The success of our on demand ad tracking module is dependent on the market adoption of on demand advertising, the rollout of dynamic ad insertion technology by the operator and the automation of files regarding the location of advertising in on demand content. If the market does not evolve, we may be unable to recoup our investment.

Multi-Screen Essentials™ faces competition from companies with significantly greater resources than us and the marketplace may be slow in adapting to the new technology, which could negatively affect the future prospects for Multi-Screen Essentials™.

Our primary competitors currently are Nielsen and TNS (Taylor Nelson Sofres). Each of these competitors has significantly greater resources than us, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, the data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data. The owners of the data may impose more restrictions on the use and reporting of that data, which may make it difficult to realize the full extent of viable services we anticipate. The marketplace (e.g. advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors, if they occur, could have a material adverse effect on our ability to grow this line of business as well as on our results of operations, cash flows and financial position.

Measurement services are receiving a high level of consumer group and government scrutiny to assure privacy protection around advertising targeting methodologies.

While we are confident that our anonymous data aggregation methodologies are fully compliant with all current privacy laws, it is possible that the perception of more transparency of set top box data could result in additional government restrictions or limitations on our products. We believe it is unlikely that we will be required to change or limit our products, but, if such additional government restrictions are imposed, this could slow down our ability to meet our projections or result in additional cost not currently anticipated.

Our DRS business is dependent on the studios maintaining direct revenue sharing relationships with the largest brick-and-mortar and online retailers.

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of Units at very large traditional and online retailers who have revenue sharing agreements directly with major studios. There are a number of risks that may adversely affect the size and profitability of our DRS business. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS retailers. Should the DRS clients end their DRS relationships, they would have no need for our DRS services. Second, our current DRS clients could decide to invest the resources necessary to provide DRS services internally. Third, SPHE could decide to improve SuperComm’s service offering, or sell it to a third party who will do the same and successfully compete for one or more of our DRS clients. Fourth, our DRS clients could decide that the benefits of our services are not in line with the current cost structure, ultimately leading to reduced DRS revenues. Fifth, MediaMorph and other competitors could successfully establish significant client bases that limit Rentrak’s Digital DRS growth and/or lead to a decline in our DRS revenues. Lastly, if the overall size of the home entertainment rental market contracts significantly, and/or the large brick-and-mortar and online retailers’ share of the overall rental market declines significantly, as it did when Movie Gallery closed a substantial number of stores, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenues.

These and other factors could potentially reduce the need for our services and the quantity of data we process, which would negatively affect our results of operations, financial condition and liquidity.

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

The markets in which our PPT division operates are highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content and can easily shift from one provider to another. Some examples include renting Units of product from our Participating Retailers, ordering product directly via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “video-on-demand” option. Our systems primarily rely on the end consumer choosing to rent Units from traditional “brick and mortar” retailers. Technological advancements, changes in distribution methods as well as lower pricing models may make other options more attractive to consumers and thereby materially diminish the demand for obtaining Units via traditional retailers. Such a consequence could have a material adverse effect on our results of operations and financial condition.

Our services are highly dependent on the effective and efficient use of technology and our overall information management infrastructure.

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

We maintain our headquarters in Portland, Oregon where we lease 58,800 square feet of office space. The lease for this space expires on December 31, 2016. We also maintain an office in Los Angeles, California where we lease 4,000 square feet of space utilized for our Box Office Essentials™ business. The lease for this space expires in July 2009 and we are currently negotiating a new agreement. Effective April 1, 2009, we entered into a two-year lease agreement for office space in New York, New York, which will be utilized for servicing clients of our Multi-Screen Essentials™ lines of business. We anticipate that these spaces will be adequate for our near-term business needs.

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

Stock Price and Dividends

Our common stock, $.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” As of June 4, 2009 there were 216 holders of record of our common stock.

The following table sets forth the reported high and low sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the NASDAQ Global Market:

Fiscal 2009	High	Low
Quarter 1	$14.30	$11.83
Quarter 2	15.80	13.16
Quarter 3	14.19	9.01
Quarter 4	12.98	8.44

Fiscal 2008	High	Low
Quarter 1	$16.45	$13.70
Quarter 2	15.37	10.56
Quarter 3	16.15	13.10
Quarter 4	14.45	9.95

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last ten fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Issuer Repurchases of Equity Securities

We repurchased the following shares of our common stock in open market transactions during the fourth quarter of fiscal 2009 pursuant to our previously-announced repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	—	$—	—	408,120
February 1 to February 28	38,800	11.06	38,800	369,320
March 1 to March 31	62,837	9.20	62,837	306,483

Total	101,637	9.91	101,637	306,483

The stock repurchase plan, which was approved by our Board of Directors in January 2006 for a total of 1.0 million shares, does not have an expiration date.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

This chart compares the five-year cumulative total return on our common stock with that of the Nasdaq Composite index and a group of peer companies selected by us. The chart assumes $100 was invested on March 31, 2004, in our common stock, the Nasdaq Composite index and the peer group, and that any dividends were reinvested. The peer group is composed of companies within the video distribution business as follows: Hastings Entertainment, Inc., Blockbuster, Inc. and Netflix, Inc. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Rentrak and the Nasdaq Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Company/Index	Base Period 03/31/04	Indexed Returns Year Ended
		03/31/05	03/31/06	03/31/07	03/31/08	03/31/09
Rentrak Corporation	$100.00	$126.34	$116.42	$178.22	$137.97	$102.62
Nasdaq Composite	100.00	101.44	120.49	127.08	118.90	78.48
Peer Index	100.00	47.19	57.71	57.02	66.97	70.34

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended March 31,
(In thousands, except per share amounts)	2009	2008	2007	2006	2005
Statement of Operations Data
Revenues:
PPT Division	$82,320	$82,805	$97,899	$87,157	$93,697
AMI Division	12,646	10,383	7,822	6,126	4,818
Other Division	—	—	—	—	23

Total revenues	94,966	93,188	105,721	93,283	98,538
Cost of sales	62,575	61,814	72,242	65,111	69,882

Gross margin	32,391	31,374	33,479	28,172	28,656
Operating expenses:
Selling and administrative expense	26,888	25,683	25,188	22,241	20,046
Net loss from litigation settlements	—	—	—	—	225
Asset impairment	257	85	—	—	27

Total operating expenses	27,145	25,768	25,188	22,241	20,298

Income from operations	5,246	5,606	8,291	5,931	8,358
Other income, net	1,108	1,651	1,514	1,014	322

Income before income tax provision	6,354	7,257	9,805	6,945	8,680
Income tax provision	(991)	(2,663)	(3,918)	(2,549)	(3,437)

Net income	$5,363	$4,594	$5,887	$4,396	$5,243

Basic net income per share	$0.51	$0.43	$0.55	$0.42	$0.52

Diluted net income per share	$0.49	$0.41	$0.53	$0.40	$0.49

Shares used in per share calculations:
Basic	10,561	10,728	10,632	10,575	10,081
Diluted	11,047	11,227	11,170	11,047	10,592

	March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Working capital	$43,244	$41,043	$37,924	$30,796	$25,802
Total assets	59,878	57,149	60,016	54,217	45,083
Long-term liabilities	2,938	4,145	2,338	—	51
Stockholders’ equity	46,977	43,672	41,335	35,411	29,933

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Trends

Our corporate structure includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, Blu-ray Discs, etc.) (“Units”) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our PPT Division also includes our Traditional and Digital Direct Revenue Sharing (“DRS”) services, which encompasses the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Movie Gallery and Netflix, to our respective DRS clients under established agreements on a fee for service basis.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

The PPT Division

The financial results from the PPT Division continue to be affected by the changing dynamics in the home video rental market as well as overall economic trends and conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content and can easily shift from one provider to another. Some examples include renting Units of product from our Participating Retailers or other Retailers, purchasing previously viewed Units from our Participating Retailers or other Retailers, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the internet, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT system focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Many of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios also increase.

In an effort to stabilize and maintain our current level of overall PPT revenue and earnings, we have implemented strategies to obtain new Participating Retailers, as well as assist in the retention and growth of our current Participating Retailers. The popularity of other choices an end consumer has to obtain entertainment content has been growing and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect their market share to experience low to mid single digit annual percentage declines and we are evaluating other initiatives to offset the effect this trend has on our PPT revenue and earnings.

We continue to be in good standing with our Program Suppliers and we make on-going efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings, such as the addition of Blu-ray product.

We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers typically may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings which are fully operational and no longer in significant stages of development, realized a revenue increase of 21.8% in fiscal 2009 compared to fiscal 2008.

The AMI lines of business which contribute most of the revenues currently are Box Office Essentials™, which reports domestic and international gross receipt theatrical ticket sales, and OnDemand Essentials™, which measures and reports anonymous video on demand (“VOD”) usage data. Additionally, we are making significant investments in TV Essentials™, which provides our clients with the ability to analyze anonymous audience viewing of programming and advertising across linear and interactive television, VOD and Digital Video Recorder (“DVR”).

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. Rentrak provides studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is currently collected for virtually all movie theaters in North America, Guam and Puerto Rico and is primarily obtained via electronic connectivity to theater box offices. We continue to make on-going efforts to strengthen our business relationships with our existing clients as well as focus on our syndication services and international expansion plans.

OnDemand Essentials™ provides cable operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the viewership of on demand content. During fiscal 2009, we added thirteen new content providers to our OnDemand Essentials™ roster of subscribers, including FX, InDemand Networks, Magnolia Pictures and Spike TV for a total of over 100 OnDemand Essentials™ service clients to date. We currently have 28 Multiple System Operators (“MSOs”), including the top 25 MSOs who offer video on demand programming, representing over 70 million set-top boxes, supporting our OnDemand Essentials™ services. We are well positioned to grow this business by adding new clients and adjusting rates as the business activity increases and as advanced advertising technology is rolled out by the industry.

Through a recent, new partnership with SeaChange International, the leading provider of video on demand and IPTV software, Rentrak and SeaChange will provide a seamless process for dynamic video on demand ad insertion, verification and reporting. Together, the companies will integrate solutions to dramatically improve the ability of MSOs, networks and advertisers to monetize VOD advertising on a regional and national basis. Advanced TV advertising includes VOD, requests for information (RFIs), long-form showcases, DVR advertising, interactive program guide advertising, addressable advertising, creative versioning and advanced trafficking systems.

TV Essentials’™ comprehensive suite of research tools enables customers to analyze anonymous audience viewing of programming and advertising across linear and interactive television, video on demand and DVR across all three TV platforms — cable, satellite and telecommunications. Utilizing proprietary technology to process massive amounts of click-stream data, our TV Essentials™ system is able to aggregate and report second-by-second information from 100 million digital set-top boxes. Today, based on data from our current operator partners, we are translating viewing patterns from over 10 million digital set-top boxes into insights for our clients and we expect success in this area to continue and increase its rate of growth.

We are making good progress on expanding our data partners for our TV Essentials™ services from our commercial relationships today with AT&T and Charter Communications. In addition to those partners, we also have a relationship with DISH Network (“Dish”) to provide TV Essentials™ for their internal use for a subscription fee as we work toward commercialization of that relationship. The Dish relationship has resulted in the creation of our DVR and iTV reporting, which can be rolled out to other partners as the data to drive those services becomes available to us. We are also working on securing national ad occurrence data in order to launch the ad module of TV Essentials™ services as well as build research capabilities to begin creating syndicated products for our measurement service. Rentrak recently entered into TV Essentials™ customer relationships with our first two networks, the Inspiration Network and HDNet. A version of the system designed specifically for local stations is also in beta trials with several network groups.

We continue new product development for other component products as we work toward measuring and comparing entertainment consumption across multiple platforms, which will help us expand our Multi-Screen Essentials™ suite of services. Mobile Essentials™ has been developed to provide a comprehensive system to track usage and consumer dynamics in the mobile sector including video, video clips, games, music, mobile web, small message servicing (“SMS”) data (also known as text messaging), ring tones, wallpaper and other mobile content. We recently announced our first Mobile Essentials™ customer, NBC Universal. Online Video Essentials is being developed to measure and analyze advertiser-supported online video usage across the Internet.

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

•	sell-through fees generated when retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when retailers purchase Units at the end of the lease term; and

•	Traditional and Digital DRS fees from data tracking and reporting services provided to Program Suppliers.

AMI Division

Subscription fee revenues from:

•	Box Office Essentials™;

•	Home Entertainment Essentials™;

•	Supply Chain Essentials™; and

•	Multi-Screen Essentials™, which includes OnDemand Essentials™.

Other Division

•

revenue relating to other products and/or services which are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on demand advertising for reporting to marketers and advertising agencies.

Results of Operations

	Year Ended March 31, (1)
	2009		2008		2007(2)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT Division	$82,320	86.7%	$82,805	88.9%	$97,899	92.6%
AMI Division	12,646	13.3	10,383	11.1	7,822	7.4

	94,966	100.0	93,188	100.0	105,721	100.0
Cost of sales	62,575	65.9	61,814	66.3	72,242	68.3

Gross margin	32,391	34.1	31,374	33.7	33,479	31.7
Operating expenses:
Selling and administrative	26,888	28.3	25,683	27.6	25,188	23.8
Asset impairment	257	0.3	85	0.1	—	—

	27,145	28.6	25,768	27.7	25,188	23.8

Income from operations	5,246	5.5	5,606	6.0	8,291	7.8
Other income (expense):
Interest income	1,110	1.2	1,517	1.6	1,521	1.4
Interest expense	(2)	—	(10)	—	(7)	—
Other income, net	—	—	144	0.2	—	—

	1,108	1.2	1,651	1.8	1,514	1.4

Income before income tax provision	6,354	6.7	7,257	7.8	9,805	9.3
Income tax provision	991	1.0	2,663	2.9	3,918	3.7

Net income	$5,363	5.6%	$4,594	4.9%	$5,887	5.6%

(1)	Percentages may not add due to rounding.

(2)	Revenue amounts for fiscal 2007 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008.

Certain results of operations information by segment was as follows:

	PPT	AMI	Other(1)	Total
Year Ended March 31, 2009
Sales to external customers	$82,320	$12,646	$—	$94,966
Depreciation and amortization	99	1,080	571	1,750
Income (loss) from operations	14,648	901	(10,303)	5,246
Year Ended March 31, 2008
Sales to external customers	$82,805	$10,383	$—	$93,188
Depreciation and amortization	86	718	629	1,433
Income (loss) from operations	15,216	1,271	(10,881)	5,606
Year Ended March 31, 2007(2)
Sales to external customers	$97,899	$7,822	$—	$105,721
Depreciation and amortization	49	1,257	430	1,736
Income (loss) from operations	21,167	(1,052)	(11,824)	8,291

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)	Revenue and income (loss) from operations amounts for fiscal 2007 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008.

Additional results of operations information by segment was as follows:

	Year Ended March 31, (1)
	2009		2008		2007(2)
(Dollars in thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT Division
Revenues	$82,320	100.0%	$82,805	100.0%	$97,899	100.0%
Cost of sales	59,492	72.3	59,856	72.3	70,019	71.5

Gross margin	$22,828	27.7%	$22,949	27.7%	$27,880	28.5%

AMI Division
Revenues	$12,646	100.0%	$10,383	100.0%	$7,822	100.0%
Cost of sales	3,083	24.4	1,958	18.9	2,223	28.4

Gross margin	$9,563	75.6%	$8,425	81.1%	$5,599	71.6%

(1)	Percentages may not add due to rounding.

(2)	Revenue amounts for fiscal 2007 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008.

Revenue by service activity was as follows (in thousands):

Year Ended March 31,	2009	2008	2007
Order processing fees	$8,644	$7,593	$9,136
Transaction fees	53,274	54,324	64,935
Sell-through fees	13,432	14,093	15,356
DRS	6,410	6,171	7,586
Essentials Suite™	12,646	10,383	7,822
Other	560	624	886

	$94,966	$93,188	$105,721

Revenue

Revenue increased $1.8 million, or 1.9% to $95.0 million, in fiscal 2009 compared to $93.2 million in fiscal 2008. The increase in revenue in fiscal 2009 compared to fiscal 2008 was primarily due to increased order processing fees and increased revenue from our Essentials Suite™ of products, as described more fully below.

Revenue decreased $12.5 million, or 11.9% to $93.2 million, in fiscal 2008 compared to $105.7 million in fiscal 2007. The decrease in revenue in fiscal 2008 compared to fiscal 2007 was primarily due to decreases within our PPT Division, partially offset by an increase from our Essentials Suite™ of products in our AMI Division, as described more fully below.

PPT Division

PPT revenues decreased $0.5 million, or 0.6% in fiscal 2009 compared to fiscal 2008 and decreased $15.1 million, or 15.4% in fiscal 2008 compared to fiscal 2007. Detail of our PPT Division revenue by service line was as follows (in thousands):

Year Ended March 31,	2009	2008	2007
Order processing fees	$8,644	$7,593	$9,136
Transaction fees	53,274	54,324	64,935
Sell-through fees	13,432	14,093	15,356
DRS	6,410	6,171	7,586
Other	560	624	886

	$82,320	$82,805	$97,899

Order processing fees increased $1.1 million, or 13.8%, in fiscal 2009 compared to fiscal 2008 and decreased $1.5 million, or 16.9%, in fiscal 2008 compared to fiscal 2007. Order processing fees were affected by the following:

Year Ended March 31,	2009	2008	2007
Units shipped (in thousands)	6,554	6,268	7,385
Fee per Unit	$1.32	$1.21	$1.24

	Fiscal 2009 compared to fiscal 2008	Fiscal 2008 compared to fiscal 2007
Percentage increase (decrease) in Units shipped	4.6%	(15.1)%
Effect of increase (decrease) in Units shipped on revenue	$0.4 million	$(1.4) million
Increase (decrease) in fee per Unit	$0.11	$(0.03)
Effect of increase (decrease) in fee per Unit on revenue	$0.7 million	$(0.1) million

The increase in volume in fiscal 2009 compared to fiscal 2008 was due to more theatrical releases which were made available from Program Suppliers in the current fiscal year compared to the prior fiscal year. The timing of new releases tends to fluctuate from studio to studio. In addition, a new Program Supplier began providing product in fiscal 2009. These factors were partially offset by a decline in the number of Participating Retailers from the prior year and a decline in the average quantity of product ordered per theatrical release due to the mix of product and economic factors.

The decrease in volume in fiscal 2008 compared to fiscal 2007 was due to an overall weakness in the quality of titles released in fiscal 2008 compared to fiscal 2007 and the decline in volume due to the significant reduction of Units received from one of our major Program Suppliers during fiscal 2008. This Program Supplier represented 6%, 7% and 16%, respectively, of our total revenues during fiscal 2009, 2008 and 2007.

Fees per Unit are affected by our mix of Units received from Program Suppliers with varying rates of upfront fees and tend to fluctuate from period to period.

Transaction fees decreased $1.1 million, or 1.9%, in fiscal 2009 compared to fiscal 2008 and decreased $10.6 million, or 16.3%, in fiscal 2008 compared to fiscal 2007.

The transaction fee revenue decrease in fiscal 2009 compared to fiscal 2008 was primarily due to a 5.6% decline in rental transactions offset by a shift in mix to studios with more guarantees. Rental transactions declined due to the overall market conditions, including changes in consumer behavior, technological advances in entertainment content delivery and the perceived value of other alternatives. The rate per transaction increased by 3.9% due to the timing and magnitude of guarantees. The guaranteed rate per Unit drives rates up during the first month of the rental cycle. When there are fewer guarantees or more guarantee Units reach the second and third months of the rental cycle, rates per transaction decrease.

The decrease in fiscal 2008 compared to fiscal 2007 was primarily due to lower rental transactions. Rental transactions at our Participating Retailers decreased 14%, while the overall rate per transaction decreased by 3%. Rental transactions declined due to the overall market conditions noted above and the reduction in Units received from one of our Program Suppliers noted above. The rate per transaction decreased due to the timing and magnitude of guarantees.

Sell-through fees decreased $0.7 million, or 4.7%, in fiscal 2009 compared to fiscal 2008 primarily due to an overall decline in Units available for sale on average, taking release dates and product sell-through restrictions into account.

Sell-through fees decreased $1.3 million, or 8.2%, in fiscal 2008 compared to fiscal 2007 primarily due to an overall decrease in the volume of Units released.

DRS fees increased $0.2 million, or 3.9%, in fiscal 2009 compared to fiscal 2008. DRS fees increased due to adding new clients to this service offering.

DRS fees decreased $1.4 million, or 18.7%, in fiscal 2008 compared to fiscal 2007 primarily due to the loss of one major studio customer.

AMI Division

Revenues from our AMI division increased $2.3 million, or 21.8%, in fiscal 2009 compared to fiscal 2008 and $2.6 million, or 32.7%, in fiscal 2008 compared to fiscal 2007. The Box Office Essentials™ revenues increased $0.6 million, or 12.1%, from fiscal 2008 to fiscal 2009, primarily the result of an increase in syndication client revenue, as the result of adding new clients, and rate increases for existing accounts. The OnDemand Essentials™ revenues increased $1.1 million, or 30.2%, from fiscal 2008 to fiscal 2009 mostly attributable to additional new client subscriptions, custom enhancements made for specific clients and rate increases for existing accounts. Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in and successful marketing of these offerings and successful retention of clients. We expect continued future increases in these Essentials™ revenues as well, as a result of further investments and additional successful launches of those services.

Other Division

We did not have any revenues from our Other Division in fiscal 2009, 2008 or 2007.

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

Cost of sales increased $0.8 million, or 1.2%, to $62.6 million in fiscal 2009 compared to $61.8 million in fiscal 2008 and decreased $10.4 million, or 14.4%, in fiscal 2008 compared to $72.2 million in fiscal 2007. Cost of sales as a percentage of revenue was 65.9% in fiscal 2009, 66.3% in fiscal 2008 and 68.3% in fiscal 2007.

The fluctuations in cost of sales in fiscal 2009 compared to fiscal 2008 were primarily due to the fluctuations in revenue, as well as the decreases in cost of sales as a percentage of revenue. The decreases in cost of sales as a percentage of revenue were primarily due to the timing and magnitude of Units shipped with minimum guarantees, as well as to a larger percentage of our revenue being produced by our AMI Division. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue. In addition, as revenues increase in our AMI Division, cost of sales as a percentage of revenues should decrease as most of our AMI Division costs are fixed.

The decrease in cost of sales in fiscal 2008 compared to fiscal 2007 was primarily due to the decrease in revenues discussed above, as well as to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily due to a shift to more AMI Division revenue in fiscal 2008 as compared to PPT Division revenue. Also, effective April 1, 2007, we increased the estimated lives of our capitalized software to five years from three years based on a review of our previous usage of such internally developed software. Therefore, costs associated with amortizing this software decreased in fiscal 2008 compared to fiscal 2007.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $1.2 million, or 4.7%, to $26.9 million in fiscal 2009 compared to $25.7 million in fiscal 2008, and increased $0.5 million, or 2.0%, in fiscal 2008 compared to $25.2 million in fiscal 2007.

The increase in selling and administrative expenses in fiscal 2009 compared to fiscal 2008 was primarily due to the continued expansion of our Essentials™ lines of business. As a percentage of revenues, selling and administrative expenses were 28.3% in fiscal 2009 compared to 27.6% in fiscal 2008, primarily due to our continued investment in our Essentials™ line of business in fiscal 2009.

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

Asset Impairment

During fiscal 2009, we recorded a $257,000 asset impairment charge related to various components of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future. However, this asset impairment charge does not significantly alter management’s plans for the expansion of its Essentials™ services.

During fiscal 2008, we recorded an $85,000 impairment charge to write off a component of one of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the asset would not be placed in service in the foreseeable future.

Interest Income

Interest income was $1.1 million, $1.5 million and $1.5 million, respectively, in fiscal 2009, 2008 and 2007. The decrease in fiscal 2009 compared to fiscal 2008 was due to lower interest rates on investments we had in place during the first half of fiscal 2009. Interest income was flat in fiscal 2008 compared to fiscal 2007 as increases due to higher average cash balances were offset by lower interest rates. Our average combined cash and investment balance was $35.2 million, $33.8 million and $30.2 million for fiscal 2009, 2008 and 2007, respectively.

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

Income Taxes

Our effective tax rate was 15.6%, 36.7% and 40.0%, respectively, in fiscal 2009, 2008 and 2007. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes and other adjustments as noted below.

In fiscal 2009, our tax rate was positively affected by the following factors: $0.3 million for federal and state research and experimentation credits, $0.3 million for earnings on investments in tax exempt municipal bonds, $0.3 million for changes in our FIN 48 reserve, which includes $0.8 million of favorable settlements relating to our recently completed federal tax audit offset by an additional reserve of $0.5 million primarily for tax positions taken in prior fiscal years, and $0.8 million for income exempt in foreign jurisdictions.

In fiscal 2008, our tax rate was positively affected by $0.6 million of federal and state research and experimentation credits and negatively affected by a $0.1 million change associated with our adoption of FIN 48.

Inflation

We believe that the impact of inflation was minimal on our business in fiscal 2009, 2008 and 2007.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2010.

Cash and cash equivalents and marketable securities increased $2.7 million to $34.5 million at March 31, 2009 compared to $31.8 million at March 31, 2008. This increase resulted primarily from $8.0 million provided by operating activities, partially offset by $3.0 million used for the purchase of equipment and capitalized IT costs and by $2.3 million used for the repurchase of common stock. Our current ratio was 5.3:1.0 at March 31, 2009 and 5.4:1.0 at March 31, 2008.

Accounts receivable, net of allowances, increased $1.0 million to $16.0 million at March 31, 2009 compared to $15.0 million at March 31, 2008, primarily due to increases in receivables due to higher revenues in our AMI division, as well as the timing of payments received on Units shipped with minimum guaranteed revenues. In addition, an increase in the aging of our accounts receivable in our PPT Division has contributed to the overall increase in accounts receivable. Collection of our PPT Division accounts receivable has slowed due to the overall state of the economy. However, we are able to contractually recover certain bad debts from our Program Suppliers and we believe we have sufficient reserves to cover any losses which exceed those amounts.

During fiscal 2009, we spent $3.0 million on property and equipment, including $2.1 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $4.1 million on property and equipment in fiscal 2010, including approximately $3.4 million for the capitalization of internally developed software, primarily for our business information service offerings. The remaining capital expenditures in fiscal 2010 will be primarily for computer equipment.

Deferred revenue increased $0.6 million to $1.5 million at March 31, 2009 compared to $0.9 million at March 31, 2008, primarily due to a long-term agreement with a customer/supplier relating to one of our Essentials™ lines of business, in which we will develop reporting tools specifically relating to their unique business requirements. As of March 31, 2009, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed, which is anticipated to be in the second quarter of fiscal 2010.

Taxes payable, net of taxes receivable and prepaid taxes, decreased to $11,000 at March 31, 2009 compared to $0.5 million at March 31, 2008 primarily due to the timing of tax payments and the year-to-date provision for income taxes. Deferred income tax liabilities, net of deferred tax assets, increased to $0.6 million at March 31, 2009 compared to a net asset of $27,000 at March 31, 2008 due primarily to temporary book-tax differences related to accelerated expensing of internally developed software expenditures for tax purposes, as well as adoption of a change for tax purposes to cease recognizing short-term deferred revenue in advance of book recognition.

Deferred rent, current and long-term, of $1.1 million at March 31, 2009 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease terms. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

Our notes payable, which totaled $1.0 million at March 31, 2008, were all forgiven during fiscal 2009. The notes payable included a $0.7 million loan from the Portland Development Commission (“PDC”), a $0.2 million loan from the State of Oregon and a $58,000 conditional grant from the PDC, all of which were related to our fiscal 2007 corporate headquarters renovations. The $1.0 million gain related to the note forgiveness was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related leases at the rate of $30,000 per quarter through December 2016. The balance of the deferral related to the note forgiveness was $0.9 million at March 31, 2009.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We repurchased 217,218 shares in fiscal 2009 at an average price of $10.55 per share. Through March 31, 2009, a total of 693,517 shares had been repurchased under this plan at an average price of $10.81 per share and 306,483 shares remained available for purchase. This plan does not have an expiration date. We do not have an established plan for definitive repurchases of shares in any period. All repurchases of shares are determined by a designated officer.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of and for the quarter ended March 31, 2009, we determined that we were in compliance with the financial covenants at March 31, 2009. At March 31, 2009, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2009 was as follows (in thousands):

	Payments Due By Fiscal Period
Contractual Obligation	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating leases	$9,334	$1,195	$2,399	$2,417	$3,323
Program Supplier guarantees	1,087	1,087	—	—	—
Management contracts(1)	2,274	2,274	—	—	—

	$12,695	$4,556	$2,399	$2,417	$3,323

(1)

Most of our employment contracts with executive management have a one-year term subject to extension. The above amounts do not include any additional payments which may be required in the event of termination or a change in control. See also Item 11 for details of our fiscal 2009 executive compensation.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following is a discussion of our critical accounting policies and estimates.

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

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials line of business, in which we will develop reporting tools specifically relating to their unique business requirements. We will recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. We will recognize the revenue and related costs when the development project is completed, which is scheduled to occur during the second quarter of fiscal 2010.

We recognize other services revenue, including DRS revenue in our PPT Division, and business information services revenue in our AMI Division, ratably over the period of service.

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $597,000 and $572,000, respectively, at March 31, 2009 and 2008. See also Schedule II, Valuation and Qualifying Accounts included in Item 8 of this Annual Report on Form 10-K.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets. As of both March 31, 2009 and 2008, we had a valuation allowance of $0.1 million recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. Net deferred tax assets and (liabilities) totaled $(0.6) million and $27,000, respectively, as of March 31, 2009 and 2008.

Capitalized Software

We account for capitalized software in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients within our expanding Essentials Suite™ of services. These services provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theatre owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. Such internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize such software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on these reviews, we recorded capitalized software impairment charges of $257,000 and $85,000 in fiscal 2009 and 2008, respectively. No such charges were recorded in fiscal 2007. Changes in technology could affect our estimate of the useful life of such assets. Capitalized software costs, net of accumulated amortization, totaled $3.8 million and $4.0 million at March 31, 2009 and 2008, respectively.

Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment,” requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”) and stock appreciation rights (“SARs”) based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock-based awards. As of March 31, 2009, unrecognized stock-based compensation related to outstanding, but unvested, options and DSUs was $0.6 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

On October 10, 2008 and November 6, 2008, we granted 344,875 performance-based nonqualified stock options and 277,625 SARs to certain key employees. These awards are subject to vesting provisions based on attaining specific performance goals and will expire on August 30, 2011 to the extent not previously exercised or terminated. The base price for the SARs and the exercise price per option is $11.10. Vesting will be accelerated if a change in control occurs before the performance criteria are met. We will determine whether the performance goals have been met by no later than June 15, 2011 and vested SARs will be settled in cash based on the closing sale price of our common stock on August 30, 2011 and paid no later than September 30, 2011. The fair value of the performance-based options was estimated to be $0.9 million using the Black-Scholes valuation model. However, as of March 31, 2009, no compensation cost has been recognized for these awards as the performance goals are not probable of being attained.

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

Accounting for Unrecognized Tax Benefits

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in tax positions and applies to situations where there is uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2009 and 2008, the total amount of unrecognized tax benefits was $1.2 million and $2.0 million, respectively, including penalties and interest of $30,000 and $0.3 million, respectively. All unrecognized tax benefits at March 31, 2009 would affect the effective tax rate if recognized. See Note 10 of Notes to Consolidated Financial Statements.

Marketable Securities

We classify our marketable securities as “available for sale” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

We have considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity instruments at March 31, 2009.

A review of our other financial instruments and risk exposures at March 31, 2009 revealed that we had exposure to interest rate risk related to our cash deposits and marketable securities. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rentrak Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 2, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 2, 2009

Rentrak Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$4,601	$26,862
Marketable securities	29,874	4,986
Accounts receivable, net of allowances for doubtful accounts of $597 and $572	15,970	15,032
Note receivable	436	396
Advances to program suppliers, net of program supplier reserves of $21 and $17	90	95
Taxes receivable and prepaid taxes	1,231	1,455
Deferred income tax assets	135	253
Other current assets	870	1,296

Total Current Assets	53,207	50,375
Property and equipment, net of accumulated depreciation of $9,472 and $7,731	6,128	6,145
Other assets	543	629

Total Assets	$59,878	$57,149

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,738	$6,768
Accrued liabilities	499	671
Deferred rent, current portion	96	90
Accrued compensation	1,100	930
Deferred revenue	1,530	873

Total Current Liabilities	9,963	9,332
Deferred rent, long-term portion	982	989
Deferred income tax liabilities	714	226
Taxes payable, long-term	1,242	1,965
Notes payable	—	965

Total Liabilities	12,901	13,477
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,421 and 10,605	11	11
Capital in excess of par value	45,504	47,189
Accumulated other comprehensive income (loss)	(203)	170
Retained earnings (accumulated deficit)	1,665	(3,698)

Total Stockholders’ Equity	46,977	43,672

Total Liabilities and Stockholders’ Equity	$59,878	$57,149

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Income Statements

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2009	2008	2007
Revenue	$94,966	$93,188	$105,721
Cost of sales	62,575	61,814	72,242

Gross margin	32,391	31,374	33,479
Operating expenses:
Selling and administrative	26,888	25,683	25,188
Asset impairment	257	85	—

	27,145	25,768	25,188

Income from operations	5,246	5,606	8,291
Other income (expense):
Interest income	1,110	1,517	1,521
Interest expense	(2)	(10)	(7)
Other income, net	—	144	—

	1,108	1,651	1,514

Income before income taxes	6,354	7,257	9,805
Provision for income taxes	991	2,663	3,918

Net income	$5,363	$4,594	$5,887

Basic net income per share	$0.51	$0.43	$0.55

Diluted net income per share	$0.49	$0.41	$0.53

Shares used in per share calculations:
Basic	10,561	10,728	10,632

Diluted	11,047	11,227	11,170

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For The Years Ended March 31, 2009, 2008 and 2007

(In thousands, except share amounts)

			Capital In Excess of Par Value	Cumulative Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2006	10,697,336	$11	$48,069	$181	$(12,850)	$35,411
Net income	—	—	—	—	5,887	5,887
Unrealized loss on foreign currency translation	—	—	—	(49)	—	(49)

Comprehensive income						5,838
Common stock issued pursuant to stock plans	321,359	—	2,096	—	—	2,096
Common stock used to pay for option exercises and taxes	(114,172)	—	(1,762)	—	—	(1,762)
Common stock issued pursuant to warrant exercise	12,705	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	358	—	—	358
Stock-based compensation expense - options	—	—	498	—	—	498
Common stock repurchased	(193,500)	—	(1,948)	—	—	(1,948)
Income tax benefit from stock option and warrant exercises	—	—	844	—	—	844

Balance at March 31, 2007	10,723,728	11	48,155	132	(6,963)	41,335
Net income	—	—	—	—	4,594	4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)		(181)
Unrealized gain on foreign currency translation	—	—	—	219	—	219

Comprehensive income						4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—	1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—	(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—	—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—	650
Stock-based compensation expense - options	—	—	325	—	—	325
Common stock repurchased	(282,799)	—	(3,253)	—	—	(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)	(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—	493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)	43,672
Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense - options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	$11	$45,504	$(203)	$1,665	$46,977

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$5,363	$4,594	$5,887
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit (expense) from stock-based compensation	(31)	493	844
Depreciation and amortization	1,750	1,433	1,736
Loss on disposal of fixed assets	—	14	37
Gain on liquidation of foreign investment	—	(144)	—
Reserve on capitalized software projects	257	85	—
Amortization of discount on marketable securities	—	—	(421)
Adjustment to allowance for doubtful accounts	25	(27)	—
Stock-based compensation	487	975	856
Excess tax benefits from stock-based compensation	(8)	(272)	(358)
Deferred income taxes	661	(283)	679
Options granted to non-employee	—	—	39
(Increase) decrease in:
Accounts receivable	(1,096)	4,665	(1,759)
Note receivable issued to customer	20	(11)	—
Advances to program suppliers	17	132	59
Interest and dividends receivable	(106)	4	35
Taxes receivable and prepaid taxes	224	(1,423)	32
Other current assets	470	(656)	(162)
Increase (decrease) in:
Accounts payable	50	(6,944)	(1,786)
Taxes payable	(723)	636	972
Accrued liabilities and compensation	3	(556)	(2,079)
Deferred rent	(7)	(61)	1,140
Deferred revenue and other liabilities	659	424	12

Net cash provided by operating activities	8,015	3,078	5,763
Cash flows from investing activities:
Purchase of marketable securities	(30,000)	—	(6,852)
Maturity of marketable securities	4,986	17,119	—
Purchase of property and equipment	(2,954)	(2,568)	(3,233)
Proceeds from sale of assets	1	—	—
Note receivable payments received	—	—	183

Net cash provided by (used in) investing activities	(27,967)	14,551	(9,902)
Cash flows from financing activities:
Proceeds from notes payable	—	—	955
Issuance of common stock	150	889	465
Excess tax benefits from stock-based compensation	8	272	358
Repurchase of common stock	(2,291)	(3,253)	(1,948)

Net cash used in financing activities	(2,133)	(2,092)	(170)
Effect of foreign exchange translation on cash	(176)	(26)	(6)
Increase (decrease) in cash and cash equivalents	(22,261)	15,511	(4,315)
Cash and cash equivalents:
Beginning of year	26,862	11,351	15,666

End of year	$4,601	$26,862	$11,351

Supplemental cash flow information:
Cash paid during the year for income taxes, net of refunds received	$809	$3,240	$3,356
Supplemental non-cash information:
Common stock withheld in payment of exercise price for stock options and warrants	$51	$208	$1,762
Deferred gain related to forgiven loan for capital assets	967	—	—
Unrealized losses on investments, net of tax of $55	74	—	—
Accounts Receivable converted to Note Receivable	60	—	385

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Overview

Rentrak Corporation is located in Portland, Oregon. We have two operating divisions, the Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division as well as the non-operating Other Division.

Our PPT Division focuses on managing our business operations that facilitate the delivery of home entertainment content products (DVDs, Blu-ray Discs, etc.) (“Units”) and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, PPT retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our Traditional and Digital Direct Revenue Sharing (“DRS”) line of business is also a part of our PPT Division. Our DRS services collect, track, audit and report the results of DRS retailers, such as Blockbuster Entertainment, Movie Gallery and Netflix, to the respective suppliers under established agreements on a fee for service basis.

Our AMI Division concentrates on the management and growth of our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

Our Other Division includes revenue relating to other products and/or services which are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on demand advertising for reporting to marketers and advertising agencies. The Other Division also includes corporate and administrative costs.

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

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials line of business, in which we will develop reporting tools specifically relating to their unique business requirements. We will recognize revenue in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” applying the completed-contract method. We will recognize the revenue and related costs when the development project is completed, which is scheduled to occur during the second quarter of fiscal 2010.

We recognize other services revenue, including DRS revenue in our PPT Division, and business information services revenue in our AMI Division, ratably over the period of service.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits.

Marketable Securities

We classify our marketable securities as “available for sale” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. We are able to contractually recover certain bad debts from our Program Suppliers. Such recoveries are recorded as reductions to expense when they are fixed and determinable pursuant to the Program Supplier contract.

No customer accounted for 10% or more of our accounts receivable balance as of March 31, 2009 or 2008. We do not have any off-balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, marketable securities, accounts and notes receivable, accounts payable and notes payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2009 and 2008.

Effective April 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations. Although the adoption of SFAS No. 157 did not impact our results of operations, we are now required to provide additional disclosures as part of our financial statements. See Note 5.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. During fiscal 2009 and 2008, respectively, we recorded a $257,000 and an $85,000 asset impairment charge related to various components of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future.

Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to seven years for furniture and fixtures, three to ten years for equipment and five years for capitalized software. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever is shorter. Property and equipment is reviewed for impairment in accordance with SFAS No. 144 as discussed above.

In June 2006, we received commitments for conditional loans from the State of Oregon and the Portland Development Commission (“PDC”) for funding leasehold improvements in the amounts of $0.2 million and $0.7 million, respectively. In the second quarter of fiscal 2007, we also received a conditional grant from the PDC for $58,000. These amounts were all forgiven during fiscal 2009. The $1.0 million gain related to the forgiveness was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related leases at the rate of $30,000 per quarter through December 2016. The balance of the deferral related to the forgiveness was $0.9 million at March 31, 2009.

Landlord Incentives

On December 2, 2005, we renewed our headquarters building lease in Portland, Oregon. The new lease term began on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we renovated our headquarter offices and expanded our occupancy from 48,000 square feet to approximately 55,500 square feet. This lease was amended and, effective September 1, 2008, our leased space increased to a total of 58,800 square feet. Our lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements, as well as three months of free rent. These landlord incentives and free rent, which totaled $1.1 million at both March 31, 2009 and 2008, were recorded as deferred rent and are being amortized at the rate of approximately $24,000 per quarter as a reduction to rent expense over the lease term.

Capitalized Software

We account for capitalized software in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software, included in Property and Equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients within our expanding Essentials Suite™ of services. These services provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theatre owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. Such internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize such software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Historically, we have been able to utilize the systems we have put in place for a period of at least five years. Capitalized software is reviewed for impairment in accordance with SFAS No. 144 as discussed above. Changes in technology could affect our estimate of the useful life of such assets. See Note 6.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of both March 31, 2009 and 2008, we had a valuation allowance of $0.1 million recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. As of March 31, 2009 and 2008, net deferred tax assets and (liabilities) totaled $(0.6) million and $27,000, respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in tax positions and applies to situations where there is uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 requires that we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2009 and 2008, the total amount of unrecognized tax benefits was $1.2 million and $2.0 million, respectively, including penalties and interest of $30,000 and $0.3 million, respectively. All unrecognized tax benefits at March 31, 2009 would affect the effective tax rate if recognized.

Program Supplier Reserves

We have entered into guarantee contracts with certain Program Suppliers providing titles for distribution under our PPT system. These contracts guarantee the Program Suppliers minimum payments per Unit shipped that are recoupable based on revenue-sharing activity. In some cases, these guarantees are paid in advance. For amounts not paid in advance, we record a liability for the gross amount of the guarantee due to the Program Supplier on the street date in accordance with SOP 00-2. For guarantees paid in advance, the unearned portion of the guarantees is included as Advances to Program Suppliers on our consolidated balance sheets. Using historical experience and year to date rental experience for each title, we estimate the projected revenue to be generated under each guarantee. We have historically been able to reasonably estimate shortages after 30 to 60 days of rental activity. We then establish a Program Supplier reserve for titles that are projected to experience a shortage under the provisions of the guarantee. The Program Supplier reserve is netted against Advances to Program Suppliers on our consolidated balance sheets. We continually review these factors and make adjustments to the reserves as needed. The balance in this reserve totaled $21,000 and $17,000, respectively, at March 31, 2009 and 2008.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Advertising Expense

Advertising costs are expensed as incurred. Expenses incurred totaled approximately $1.9 million, $1.8 million and $1.6 million, respectively, in fiscal 2009, 2008 and 2007. Reimbursements received for direct and indirect expenses totaled approximately $2.5 million, $2.2 million and $1.7 million, respectively, in fiscal 2009, 2008 and 2007.

The advertising reimbursements from Program Suppliers are contractually provided to us to offset expenses incurred in maintaining ongoing marketing programs utilized by our Participating Retailers. A significant amount of these reimbursements are passed through to our Participating Retailers as we reimburse them for their direct expense of local advertising, such as newspaper or radio ads. In addition, the reimbursements offset expenses paid by us to third-party vendors in maintaining programs that indirectly assist Participating Retailers in these marketing efforts. Contractual terms of the agreements fluctuate by Program Supplier and the amount of reimbursement tends to be based on the performance of individual movie titles.

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

Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R applies to all awards granted or modified after April 1, 2006, the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period.

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

Comprehensive Income

Components of our comprehensive income consisted of the changes in our cumulative translation adjustment relating to our Rentrak Canada subsidiary and unrealized gains or losses on our investments, which include our marketable securities and investments relating to our deferred compensation plan. The balances in these accounts as of March 31, 2009 were as follows (dollars in thousands):

March 31, 2009
Unrealized loss on foreign translation adjustments	$128
Unrealized loss on investments	75

Total Cumulative Other Comprehensive Income	$203

As of March 31, 2006, components of our comprehensive income consisted of our cumulative translation adjustment related to our Rentrak U.K. subsidiary, which has been mostly inactive since March 2003. The subsidiary had remained a legal entity as we were actively pursuing certain business activities. Since the liquidation of the subsidiary was substantially complete as of March 31, 2008, we recognized the cumulative translation adjustment of $181,000 related to this subsidiary and wrote off assets of $37,000. Accordingly, the net effect of these two amounts of approximately $144,000 was recognized as other income in fiscal 2008.

Earnings Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2009	2008	2007
Basic EPS:
Weighted average number of shares of common stock outstanding	10,561	10,728	10,632
Diluted EPS:
Effect of dilutive stock options	486	499	538

	11,047	11,227	11,170

For the year ended March 31, 2009, 345,000 performance-based options were not included in the diluted EPS calculation as their effect would have been antidilutive. There were no stock options excluded from the diluted EPS calculations due to their exercise price being greater than the average market price of the common shares in fiscal 2008 or 2007.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. See Note 15.

Note 3. New Accounting Pronouncements

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP only pertains to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

FSP No. FAS 157-4

In April 2009, the FASB issued FSP No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This FSP is effective for interim and annual reporting periods ending after June 15, 2009. While we are still analyzing the effects of adopting this FSP and given that it pertains primarily to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.

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

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not believe that the adoption of SFAS Nos. 141R and 160 will have a material effect on our financial position or results of operations.

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

Note 4. Marketable Securities

Marketable securities, all of which were classified as “available-for-sale” at March 31, 2009 and as “held-to-maturity” at March 31, 2008, consisted of the following (in thousands):

	March 31,
	2009	2008
Municipal and corporate debt securities
Amortized cost	$30,000	$4,986
Gross unrecognized holding gains	—	4
Gross unrecognized holding losses	(126)	—

Fair value	$29,874	$4,990

During the second quarter of fiscal 2009, we invested $30.0 million in a short-term municipal bond fund. We recognized interest and dividend income, net of fees, of $784,000, associated with this fund, which is included in Interest Income on our Consolidated Income Statements. This income is exempt from federal income taxes and the approximate rate of return earned on this investment was 5% per annum.

As of March 31, 2009, the value of the fund declined by $126,000. Management believes that the decline in value is temporary based on the historical performance of the fund. As of May 12, 2009, the value of the fund increased, which would result in an unrecognized holding gain of approximately $63,000. However, bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the security in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of this fund, which may adversely affect our results of operations, financial condition and liquidity.

Note 5. Fair Value Disclosures

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	March 31, 2009
	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond fund	$29,874	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis.

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2009	2008
Furniture, fixtures and computer equipment	$5,353	$4,729
Leasehold improvements(1)	966	1,668
Capitalized software(2)	9,281	7,479

	15,600	13,876
Less accumulated depreciation and amortization	(9,472)	(7,731)

	$6,128	$6,145

(1)	See Note 7 for information regarding an offset to leasehold improvements related to loan forgiveness in fiscal 2009.

(2)	Includes $1.1 million and $1.9 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2009 and 2008, respectively, and, as such, are not being amortized.

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

Amortization expense related to capitalized software was $0.9 million, $0.6 million and $1.1 million for fiscal 2009, 2008 and 2007, respectively. Accumulated amortization related to capitalized software was $4.4 million and $3.5 million at March 31, 2009 and 2008, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years and thereafter as of March 31, 2009 is as follows (in thousands):

2010	$1,136
2011	997
2012	791
2013	586
2014	261
Thereafter	—

$3,771

Note 7. Renovation of Corporate Headquarter Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarter office renovations, we received cash-based rent incentives of $0.9 million from the lessor based on our qualified expenditures and three months of free rent, with a value of $0.3 million. Additionally, in connection with our September 2008 lease amendment, we received cash-based rent incentives of $50,000 and three months of free rent, with a value of $17,000. These landlord incentives, which totaled $1.1 million at both March 31, 2009 and 2008, were recorded as deferred rent and are being amortized at the rate of approximately $24,000 per quarter, as a reduction to lease expense over the lease term, which began January 1, 2007 and ends December 31, 2016.

In addition, in June 2006, we received commitments for conditional loans from the State of Oregon and the PDC for funding in the amounts of $0.2 million and $0.7 million, respectively. In the second quarter of fiscal 2007, we also received a conditional grant from the PDC for $58,000. These amounts were all forgiven during fiscal 2009. The $1.0 million gain related to the forgiveness was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related leases at the rate of $30,000 per quarter through December 2016. The balance of the deferral related to the forgiveness was $0.9 million at March 31, 2009.

Note 8. Line of Credit

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of and for the quarter ended March 31, 2009, we determined that we were in compliance with the financial covenants at March 31, 2009. At March 31, 2009 and 2008, we had no outstanding borrowings under this agreement.

Note 9. Related Party Transaction

We entered into a consulting agreement with Mr. F. Kim Cox, our former President and Secretary, on January 25, 2005 whereby he assisted us with strategic planning and product development issues. Pursuant to the agreement, we paid Mr. Cox $25,000 per month from February 2005 through March 2007. We paid Mr. Cox a total of $300,000 pursuant to this agreement in fiscal 2007.

Note 10. Income Taxes

Income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2009	2008	2007
U.S.	$6,226	$7,088	$9,547
Non-U.S.	128	169	258

	$6,354	$7,257	$9,805

The provision for income taxes from continuing operations was as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Current tax provision (benefit):
Federal	$(7)	$2,417	$2,818
State	291	469	421
Foreign	44	60	—

	328	2,946	3,239
Deferred tax provision/(benefit)	663	(283)	679

	$991	$2,663	$3,918

The reported provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Provision computed at statutory rates	$2,161	$2,467	$3,334
State taxes, net of federal benefit	463	499	675
Research credits	(253)	(569)	—
Amortization of intangibles	—	—	(146)
Change in valuation allowance	—	—	(156)
Tax exempt income	(267)	—	—
Foreign tax exempt income	(768)	—	—
FIN48	(348)	114	—
Other	3	152	211

	$991	$2,663	$3,918

Deferred tax assets (liabilities) were comprised of the following components (in thousands):

	March 31,
	2009	2008
Current deferred taxes:
Deferred revenue	$138	$357
Mark to market adjustment on investments	57	—
Other	(60)	(104)

Total current deferred taxes	135	253
Non-current deferred taxes:
Depreciation	467	558
Free rent	138	120
Accelerated research and experimentation expenditures	(2,040)	(1,644)
Stock-based compensation	610	529
Net operating loss and capital carryforwards	80	80
Other	111	211

Total non-current deferred taxes	(634)	(146)
Valuation allowance	(80)	(80)

Net non-current deferred taxes	(714)	(226)

Net deferred taxes	$(579)	$27

Total deferred tax assets were approximately $1.6 million and $1.9 million, respectively, at March 31, 2009 and 2008 and total deferred tax liabilities were approximately $2.1 million and $1.7 million, respectively. There was no change in our valuation allowance in fiscal 2009. The decrease to our valuation allowance was approximately $(27,000) and $(0.5) million in fiscal 2008 and 2007, respectively.

As of March 31, 2009, tax benefits of approximately $55,000 were recorded in other comprehensive income related to the unrealized losses on investments not classified as held to maturity.

As of March 31, 2009, we had state net operating loss carryforwards and capital loss carryforwards totaling approximately $251,000 and $2.3 million, respectively, the tax benefit of which has also been fully reserved. The state net operating loss carryforwards expire beginning in fiscal years 2011 through 2024. The state capital loss carryforwards expire in fiscal 2010.

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

As of March 31, 2009, based on these assessments and considerations, we continue to provide a valuation allowance against our state net operating loss and capital loss carryforwards due to the lack of expected operating income and capital gains in the near term in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income and have, therefore, not recorded a valuation allowance against them.

We adopted FIN 48 effective April 1, 2007. Following is a rollforward of our unrecognized tax benefits (in thousands):

Balance at April 1, 2007	$1,584
Additions for tax positions taken in fiscal 2008	265
Additions for tax positions taken in prior fiscal years	—
Decrease for tax positions taken in prior fiscal years (payment of tax)	(146)
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	—

Balance at March 31, 2008	1,703
Additions for tax positions taken in fiscal 2009	93
Additions for tax positions taken in prior fiscal years	408
Decrease for tax positions taken in prior fiscal years (payment of tax)	(292)
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	(706)

Balance at March 31, 2009	$1,206

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $36,000 and $0.3 million at March 31, 2009 and 2008, respectively. Interest and penalties recognized as a component of the tax provision in fiscal 2009 and 2008 totaled approximately $0 and $0.1 million, respectively.

We file federal income tax returns, Canadian income tax returns and State of Oregon income tax returns, as well as multiple other state and local jurisdiction tax returns, and have open tax periods in each of the jurisdictions for the years ended March 31, 2001 through March 31, 2009. We recently completed our federal tax audit for our fiscal years ended March 31, 2005, March 31, 2006 and March 31, 2007. A potential reduction to the unrecognized tax benefits of approximately $0.3 million, before interest, relating to intercompany allocations may occur in the next twelve months as a result of a lapse of the applicable statute of limitations. We will continue to accrue interest related to these unrecognized tax positions during the next twelve months.

Note 11. Stockholders’ Equity

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

We have repurchased the following shares pursuant to this plan:

	Number Repurchased	Average Price Per Share	Total Price
Fiscal 2009	217,218	$10.55	$2.3 million
Fiscal 2008	282,799	$11.51	$3.3 million
Fiscal 2007	193,500	$10.07	$1.9 million

	693,517	$10.81	$7.5 million

At March 31, 2009, 306,483 shares remained available for repurchase under this plan.

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2009	2008	2007
Weighted average grant-date per share fair value of share options granted	$2.54	$4.32	$—
Total intrinsic value of share options exercised	246	1,178	2,446
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	487	975	856
Tax benefit recognized in statement of operations	8	272	358
Cash received from options exercised and shares purchased under all share-based arrangements(1)	150	889	465
Tax deduction (expense) related to stock options exercised(2)	(31)	493	782

(1)	During fiscal 2009, 2008 and 2007, we withheld $51,000, $208,000 and $1.8 million, respectively, in shares to satisfy employment taxes on stock option exercises as well as the payment of the exercise price of stock options.

(2)	Excludes a tax deduction totaling $62,000 related to the exercise of warrants in fiscal 2007.

No stock-based compensation was capitalized as a part of an asset during fiscal 2009, 2008 or 2007.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2009	2008
Risk-free interest rate	1.9%	2.7%
Expected dividend yield	0%	0%
Expected lives	2.5 years	6 years
Expected volatility	32.24%	35.65%

There were no options granted in fiscal 2007.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Since the types of employees that receive option grants are limited to executives and other key employees, we utilize the simplified method accepted under Staff Accounting Bulletin No. 110 to estimate the expected term for all “plain vanilla” option grants. The expected volatility for options granted is calculated based on our historical volatility for a period matching the term of the grant. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

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

As of March 31, 2009, awards covering 367,725 shares of our common stock remained available for grant under our 2005 Plan and 1,949,301 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Stock option activity for fiscal 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2008	1,044,276	$6.26
Granted	344,875	11.10
Exercised	(39,175)	5.13
Forfeited	(188)	3.99

Outstanding at March 31, 2009	1,349,788	$7.53

On October 10, 2008 and November 6, 2008, we granted nonqualified stock options exercisable for a total of 344,875 shares of our common stock pursuant to our 2005 Stock Incentive Plan to 15 employees. The options have an exercise price of $11.10 per share. The options are subject to vesting provisions based on attaining performance goals comparable to those applicable to the SAR awards discussed below and will expire on August 30, 2011 to the extent not previously exercised or terminated. Vesting will be accelerated if a change in control occurs before the performance criteria are met. The fair value of the performance-based options was estimated to be $0.9 million using the Black-Scholes valuation model. However, as of March 31, 2009, no compensation cost has been recognized for these options as we do not currently have sufficient information with which to determine that the conditions are probable of being achieved.

During fiscal 2009, 5,684 shares of common stock with a market value of approximately $51,000 were withheld in payment of the exercise price for stock options in accordance with our stock option plan.

As of March 31, 2009, the unrecognized compensation expense related to unvested stock options, exclusive of the performance-based options discussed above, was $0.1 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Certain information regarding options outstanding as of March 31, 2009 was as follows:

	Options Outstanding	Options Exercisable
Number	1,349,788	980,538
Weighted average exercise price	$7.53	$6.19
Aggregate intrinsic value	$3.1 million	$3.1 million
Weighted average remaining contractual term	3.2 years	3.3 years

Deferred stock unit (“DSU”) activity for fiscal 2009 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008	72,000	$12.75
Granted	55,500	12.58
Issued	—	—
Forfeited	—	—

Outstanding at March 31, 2009(1)	127,500	$12.67

(1)	Of the 127,500 DSUs outstanding at March 31, 2009, 72,000 were vested. However, the DSUs are not issued until the director holding such DSU retires from the Board.

During the first quarter of fiscal 2009, 45,000 DSUs were issued. The total value of these DSUs was $0.5 million and is being recognized over the three-year vesting period. During the second quarter of fiscal 2009, 10,500 DSUs were issued to two new Board members. The total value of these DSUs was $0.2 million and is being recognized over the three-year vesting period.

On April 1, 2009, 45,000 DSUs were issued to members of our Board of Directors. The total value of the DSUs was $0.4 million and is being recognized over the three-year vesting period.

As of March 31, 2009, the unrecognized compensation expense related to unvested DSUs was $0.5 million, which will be recognized over the weighted average remaining vesting period of 2.1 years.

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

On October 10, 2008 and November 6, 2008, we granted a total of 277,625 SARs to 42 employees. The base price of the SARs for both grant dates was $11.10. Vesting of the SAR awards is subject to performance goals based on the achievement of minimum amounts of operating income by various lines of business. The performance goals relate to the two-year period ending March 31, 2011. Each individual SAR award is subject to a performance goal selected by the relevant line of business, with about 70% of the awards tied to combined operating results for Multi-Screen and OnDemand Essentials™ and the remaining awards to operating results for our PPT Division, Box Office Essentials™, Home Entertainment Essentials™ or Supply Chain Essentials™. We will determine whether the performance goals have been met by no later than June 15, 2011 and vested SARs will be settled in cash based on the closing sale price of our common stock on August 30, 2011 and paid no later than September 30, 2011. The SARs will vest in full if a change in control occurs before the performance criteria are met. As of March 31, 2009, no compensation cost has been recognized for these SARs as the performance goals are not probable of being attained.

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

Note 12. Commitments

Leases

We lease certain facilities under operating leases expiring at various dates through 2016. Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2009, including amounts for a two-year lease agreement for office space in New York, New York, which was entered into on April 1, 2009 (in thousands):

Year Ending March 31,
2010	$1,195
2011	1,190
2012	1,209
2013	1,209
2014	1,208
Thereafter	3,323

Total minimum lease payments	$9,334

The leases require us to pay for taxes, insurance and maintenance and contain escalation clauses. In fiscal 2007, we received $0.9 million from the landlord as an incentive upon our corporate headquarters lease renewal, as well as three months of free rent, the total value of which was recorded as deferred rent on our consolidated balance sheets. The deferred rent is being amortized at the rate of approximately $24,000 per quarter as a reduction to our rent expense over the lease term. Rent expense under operating leases is recognized on a straight-line basis over the terms of the leases and was approximately $1.1 million in fiscal 2009, $1.1 million in fiscal 2008 and $1.0 million in fiscal 2007.

Note 13. Contingencies

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations. We currently have no material outstanding litigation.

Note 14. 401(k) Plan

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Our contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Our contributions under the 401(k) Plan for calendar 2008, 2007 and 2006 were approximately $354,000, $131,000 and $108,000, respectively. Our plan year ends on December 31. As of March 31, 2009, we had paid $79,000 and accrued $17,000 for anticipated contributions related to the plan year ending December 31, 2009.

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

We did not have any revenues from our Other Division in fiscal 2009, 2008 or 2007.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Year Ended March 31, 2009
Sales to external customers	$82,320	$12,646	$—	$94,966
Depreciation and amortization	99	1,080	571	1,750
Income (loss) from operations	14,648	901	(10,303)	5,246
Year Ended March 31, 2008
Sales to external customers	$82,805	$10,383	$—	$93,188
Depreciation and amortization	86	718	629	1,433
Income (loss) from operations	15,216	1,271	(10,881)	5,606
Year Ended March 31, 2007(2)
Sales to external customers	$97,899	$7,822	$—	$105,721
Depreciation and amortization	49	1,257	430	1,736
Income (loss) from operations	21,167	(1,052)	(11,824)	8,291

(1)	Includes revenue and expenses relating to products and/or services which are still in early stages, as well as corporate expenses and other expenses which are not allocated to a specific segment.

(2)	Revenue and income (loss) from operations amounts for fiscal 2007 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008.

Additional results of operations information by segment was as follows:

	Year Ended March 31, (1)
	2009		2008		2007(2)
(Dollars in thousands)	Dollars	% of segment revenues	Dollars	% of segment revenues	Dollars	% of segment revenues
PPT Division
Revenues	$82,320	100.0%	$82,805	100.0%	$97,899	100.0%
Cost of sales	59,492	72.3	59,856	72.3	70,019	71.5

Gross margin	$22,828	27.7%	$22,949	27.7%	$27,880	28.5%

AMI Division
Revenues	$12,646	100.0%	$10,383	100.0%	$7,822	100.0%
Cost of sales	3,083	24.4	1,958	18.9	2,223	28.4

Gross margin	$9,563	75.6%	$8,425	81.1%	$5,599	71.6%

(1)	Percentages may not add due to rounding.

(2)	Revenue amounts for fiscal 2007 have been reclassified for the reclassification of DRS revenue to our PPT Division from our AMI Division during fiscal 2008.

Revenue by service activity was as follows (in thousands):

Year Ended March 31,	2009	2008	2007
Order processing fees	$8,644	$7,593	$9,136
Transaction fees	53,274	54,324	64,935
Sell-through fees	13,432	14,093	15,356
DRS	6,410	6,171	7,586
Essentials Suite™	12,646	10,383	7,822
Other	560	624	886

	$94,966	$93,188	$105,721

During fiscal 2009, 2008 and 2007, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

Year Ended March 31,	2009	2008	2007
Program Supplier 1	17%	17%	17%
Program Supplier 2	15%	17%	20%
Program Supplier 3	13%	12%	2%
Program Supplier 4	11%	15%	12%
Program Supplier 5	6%	7%	16%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for fiscal 2009, 2008 or 2007. Our agreement with our fifth largest Program Supplier expired March 31, 2007. Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in fiscal 2009, 2008 or 2007.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2009 was as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenue	$25,353	$24,327	$22,973	$22,313
Income from operations	1,681	1,279	475	1,811
Net income	1,036	842	1,238	2,247
Basic net income per share	0.10	0.08	0.12	0.21
Diluted net income per share	0.09	0.08	0.11	0.21
2008
Revenue	$24,238	$22,777	$23,875	$22,298
Income from operations	1,835	1,573	619	1,579
Net income	1,248	1,110	547	1,689
Basic net income per share	0.12	0.10	0.05	0.16
Diluted net income per share	0.11	0.10	0.05	0.15

Rentrak Corporation

Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2007	$461	$—	$(400)	$535	$596
Fiscal 2008	596	—	(801)	777	572
Fiscal 2009	572	—	(1,206)	1,231	597
Program Supplier reserve
Fiscal 2007	$32	$23	$(9)	$(23)	$23
Fiscal 2008	23	17	(22)	(1)	17
Fiscal 2009	17	21	(16)	(1)	21
Valuation allowance on deferred tax assets
Fiscal 2007	$624	$(517)	$—	$—	$107
Fiscal 2008	107	(27)	—	—	80
Fiscal 2009	80	—	—	—	80

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of March 31, 2009. Our internal control over financial reporting as of March 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rentrak Corporation

We have audited Rentrak Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rentrak Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, OR
June 2, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Executive Compensation,” “Director Compensation for Fiscal 2009” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2009, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(2)	1,425,850	$7.63	(4)	367,725
Equity compensation plans not approved by shareholders(3)	51,438	$5.06		—

Total	1,477,288	$7.53		367,725

(1)	See Note 11 of Notes to Consolidated Financial Statements for a description of the significant terms of the outstanding options and deferred stock units.

(2)	Equity compensation plans approved by shareholders include the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.

(3)	Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval include the 1997 Non-Officer Employee Stock Option Plan.

(4)	The weighted average exercise price does not take into account deferred stock units (“DSUs”) granted to our non-employee directors under the 2005 Stock Incentive Plan. DSUs represent the right to receive shares of our common stock upon ceasing to be a director following a specified vesting period, with immediate vesting in full upon death, disability or a change in control of Rentrak. There were 127,500 DSUs outstanding at March 31, 2009, representing the right to receive an equal number of shares.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Matters Relating to Our Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of our independent registered public accounting firm, are included on the pages indicated below:

The following schedule is filed herewith:

Schedule II	Valuation and Qualifying Accounts	54

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

Date: June 11, 2009	RENTRAK CORPORATION

	By:	/s/ Paul A. Rosenbaum
Paul A. Rosenbaum
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 11, 2009.

Principal Executive Officer and Director:

By:	/s/ Paul A. Rosenbaum
Paul A. Rosenbaum
Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer

Majority of Directors:

By:	/s/ Judith G. Allen
Judith G. Allen, Director

By:	/s/ Thomas D. Allen
Thomas D. Allen, Director

By:	/s/ Cecil D. Andrus
Cecil D. Andrus, Director

By:	/s/ George H. Kuper
George H. Kuper, Director

By:	/s/ Brent Rosenthal
Brent Rosenthal, Director

By:	/s/ Ralph R. Shaw
Ralph R. Shaw, Director

EXHIBIT INDEX

The following exhibits are filed herewith or, if followed by a number in parentheses, are incorporated herein by reference from the corresponding exhibit filed in the report or registration statement identified in the footnotes following this index:

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005. (17)

3.2	Bylaws of Rentrak Corporation as amended through August 21, 2008. (1)

10.1*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation.

10.2*	The 1997 Equity Participation Plan of Rentrak Corporation, as amended. (2)

10.3*	Form of Non-Qualified Stock Option Agreement under 1997 Equity Participation Plan. (3)

10.4*	Form of Incentive Stock Option Agreement under 1997 Equity Participation Plan. (4)

10.5*	The 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (10)

10.6*	Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (11)

10.7*	Second Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (12)

10.8*	Third Amendment to the 1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation. (13)

10.9*	Rentrak Corporation 2005 Stock Incentive Plan. (18)

10.10*	Form of Award Agreement for Non-Qualified Stock Option under 2005 Stock Incentive Plan. (19)

10.11	Credit Agreement, dated December 1, 2008 between Rentrak Corporation and Wells Fargo Bank, National Association. (32)

10.18	Revolving Line of Credit Note dated December 1, 2008 between Rentrak Corporation and Wells Fargo Bank, National Association. (33)

10.19*	Employment Agreement with Mark L. Thoenes effective January 1, 2007. (5)

10.20*	Employment Agreement with Timothy J. Erwin effective January 1, 2007. (26)

10.21	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and U.S. Stock Transfer Corporation. (6)

10.22*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (7)

10.23*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001. (8)

10.24*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (21)

10.25*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005. (22)

10.26*	Employment Agreement with Amir Yazdani effective January 1, 2007. (27)

10.27*	Employment Agreement with Paul A. Rosenbaum dated October 1, 2001. (9)

10.28*	Employment Agreement between Rentrak Corporation and Marty Graham effective January 1, 2007. (20)

10.29*	Employment Agreement between Kenneth M. Papagan and Rentrak Corporation effective January 1, 2007. (14)

10.30*	Employment Agreement between Cathy Hetzel and Rentrak Corporation effective January 1, 2007. (15)

10.31*	Employment Agreement dated January 1, 2007 between Ronald Giambra and Rentrak Corporation. (25)

10.32*	Form of Award Agreement for Non-Employee Director Deferred Stock Units. (24)

10.34*	Employment Agreement between Christopher E. Roberts and Rentrak Corporation effective January 1, 2008. (28)

10.35*	Rentrak Corporation Stock Appreciation Rights Plan. (29)

10.36*	Form of Award Agreement for Non-Qualified Stock Option for awards made on October 10, 2008. (30)

10.37*	Form of Award Agreement for Stock Appreciation Rights for awards made on October 10, 2008. (31)

21	List of Subsidiaries of Registrant. (16)

23	Consent of GRANT THORNTON LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99	Description of Capital Stock of Rentrak Corporation. (23)

*	Management Contract or Compensatory Plan or Arrangement.

E-1

1.	Filed as Exhibit 3.2 to Form 8-K filed on August 27, 2008.

2.	Filed as Exhibit 10.10 to 2002 Form 10-K filed on June 28, 2002.

3.	Filed as Exhibit 10.8 to 2003 Form 10-K filed on June 26, 2003.

4.	Filed as Exhibit 10.9 to 2003 Form 10-K filed on June 26, 2003.

5.	Filed as Exhibit 10.1 to Form 8-K filed on May 4, 2007.

6.	Filed as Exhibit 4.1 to Form 8-K filed on May 18, 2005.

7.	Filed as Exhibit 10.30 to 2001 Form 10-K filed on June 29, 2001.

8.	Filed as Exhibit 10.31 to 2001 Form 10-K filed on June 29, 2001.

9.	Filed as Exhibit 10.1 to Form 10-Q filed on February 14, 2002.

10.	Filed as Exhibit 4.1 to Form S-8 filed on June 5, 1997.

11.	Filed as Exhibit 4.1 to Form S-8 filed on October 29, 1997.

12.	Filed as Exhibit 10.31 to 2002 Form 10-K filed on June 28, 2002.

13.	Filed as Exhibit 10.1 to Form 10-Q filed on November 13, 2002.

14.	Filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007.

15.	Filed as Exhibit 10.1 to Form 8-K filed on March 27, 2007.

16.	Filed as Exhibit 21 to Form 10-K filed on July 14, 2004.

17.	Filed as Exhibit 3.1 to Form 10-K filed on June 13, 2005.

18.	Filed as Exhibit 10.1 to Form 8-K filed on August 31, 2005.

19.	Filed as Exhibit 10.1 to Form 10-Q filed on November 8, 2005.

20.	Filed as Exhibit 10.1 to Form 8-K filed on March 6, 2007.

21.	Filed as Exhibit 10.17 to Form 10-K filed on June 13, 2005.

22.	Filed as Exhibit 10.18 to Form 10-K filed on June 13, 2005.

23.	Filed as Exhibit 99.1 to Form 8-K filed on May 18, 2005.

24.	Filed as Exhibit 10.1 to Form 10-Q filed on November 9, 2006.

25.	Filed as Exhibit 10.1 to Form 10-Q filed on August 9, 2007.

26.	Filed as Exhibit 10.19 to Form 10-K filed on June 13, 2007.

27.	Filed as Exhibit 10.25 to Form 10-K filed on June 13, 2007.

28.	Filed as Exhibit 10.36 to Form 10-K filed on June 13, 2008.

29.	Filed as Exhibit 10.1 to Amendment No. 1 on Form 8-K/A filed on October 14, 2008.

30.	Filed as Exhibit 10.2 to Form 10-Q filed on November 5, 2008.

31.	Filed as Exhibit 10.3 to Form 10-Q filed on November 5, 2008.

32.	Filed as Exhibit 10.1 to Form 10-Q filed on February 5, 2009.

33.	Filed as Exhibit 10.2 to Form 10-Q filed on February 5, 2009.

E-2