Form 10-Q
period 2009-06-30
RENTRAK CORP
filed 2009-08-07
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,424,437
(Class)	(Outstanding at July 31, 2009)

RENTRAK CORPORATION

FORM 10-Q

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2009 and March 31, 2009 (unaudited)	2

	Condensed Consolidated Income Statements - Three Months Ended June 30, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended March 31, 2009 and 2008 and three months ended June 30, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

Signature		23

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2009	March 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$6,518	$4,601
Marketable securities	30,126	29,874
Accounts receivable, net of allowances for doubtful accounts of $646 and $597	13,653	15,970
Note receivable	436	436
Advances to program suppliers, net of program supplier reserves of $18 and $21	75	90
Taxes receivable and prepaid taxes	1,407	1,231
Deferred income tax assets	70	135
Other current assets	838	870

Total Current Assets	53,123	53,207

Property and equipment, net of accumulated depreciation of $9,996 and $9,472	6,310	6,128
Other assets	540	543

Total Assets	$59,973	$59,878

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,755	$6,738
Accrued liabilities	537	499
Deferred rent, current portion	96	96
Accrued compensation	1,068	1,100
Deferred revenue	1,509	1,530

Total Current Liabilities	8,965	9,963

Deferred rent, long-term portion	971	982
Deferred income tax liabilities	1,108	714
Taxes payable, long-term	1,297	1,242

Total Liabilities	12,341	12,901

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,418 and 10,421	11	11
Capital in excess of par value	45,558	45,504
Accumulated other comprehensive income (loss)	116	(203)
Retained earnings	1,947	1,665

Total Stockholders’ Equity	47,632	46,977

Total Liabilities and Stockholders’ Equity	$59,973	$59,878

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2009	2008
Revenue	$21,637	$25,353
Cost of sales	14,237	16,812

Gross margin	7,400	8,541

Operating Expenses:
Selling and administrative	7,052	6,780
Provision for doubtful accounts and notes	171	80
Asset impairment	65	—

	7,288	6,860

Income from operations	112	1,681

Other income (expense):
Interest income	299	170
Interest expense	—	(2)

	299	168

Income before income taxes	411	1,849
Provision for income taxes	129	813

Net income	$282	$1,036

Basic net income per share	$0.03	$0.10

Diluted net income per share	$0.03	$0.09

Shares used in per share calculations:
Basic	10,492	10,448

Diluted	10,908	10,983

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$282	$1,036
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	(15)	(18)
Depreciation and amortization	524	388
Impairment recognized on capitalized software projects	65	—
Adjustment to allowance for doubtful accounts	49	13
Stock-based compensation	120	127
Excess tax benefits from stock-based compensation	(15)	(18)
Deferred income taxes	525	(25)
(Increase) decrease in:
Accounts receivable	2,277	(1,831)
Advances to program suppliers	(32)	(35)
Interest and dividends receivable	24	—
Taxes receivable and prepaid taxes	(175)	841
Other current assets	(22)	158
Increase (decrease) in:
Accounts payable	(1,001)	3,184
Taxes payable	55	14
Accrued liabilities and compensation	6	(292)
Deferred rent	(11)	(15)
Deferred revenue and other liabilities	(21)	916

Net cash provided by operating activities	2,635	4,443

Cash flows from investing activities:
Maturity of marketable securities	—	4,986
Purchase of property and equipment	(771)	(593)

Net cash provided by (used in) investing activities	(771)	4,393

Cash flows from financing activities:
Issuance of common stock	250	25
Excess tax benefits from stock-based compensation	15	18
Repurchase of common stock	(302)	—

Net cash provided by (used in) financing activities	(37)	43

Effect of foreign exchange translation on cash	90	7

Increase in cash and cash equivalents	1,917	8,886

Cash and cash equivalents:
Beginning of year	4,601	26,862

End of period	$6,518	$35,748

Supplemental cash flow information:
Income taxes paid	$73	$2
Income tax refunds	202	—

Supplemental non-cash information:
Deferred gain related to forgiven loan for capital assets	$—	$219
Unrealized gains on investments, net of tax of $65	189	—

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount		(Loss)	Deficit)	Equity
Balance at March 31, 2007	10,723,728	$11	$48,155	$132	$(6,963)	$41,335

Net income	—	—	—	—	4,594	4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)		(181)
Unrealized gain on foreign currency translation	—	—	—	219	—	219

Comprehensive income						4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—	1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—	(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—	—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—	650
Stock-based compensation expense - options	—	—	325	—	—	325
Common stock repurchased	(282,799)	—	(3,253)	—	—	(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)	(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—	493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)	43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense - options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	282	282
Unrealized gain on foreign currency translation	—	—	—	130	—	130
Unrealized gain on investments, net of tax	—	—	—	189	—	189

Comprehensive income						601
Common stock issued pursuant to stock plans	27,050	—	250	—	—	250
Deferred stock units granted to Board of Directors	—	—	94	—	—	94
Stock-based compensation expense - options	—	—	27	—	—	27
Common stock repurchased	(29,850)	—	(302)	—	—	(302)
Income tax effect from stock-based compensation	—	—	(15)	—	—	(15)

Balance at June 30, 2009	10,418,137	$11	$45,558	$116	$1,947	$47,632

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2009 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2. Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended June 30,
	2009		2008
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)	10,492	(1)	10,448
Diluted EPS:
Effect of dilutive DSUs and stock options	416		535

	10,908		10,983

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	275		—

Performance-based grants not included in diluted EPS	559		—

(1)	Includes 87,000 vested DSUs that will not be issued until the director holding the DSUs retires from our Board of Directors.

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

We did not have any revenues from our Other Division in the fiscal 2010 or fiscal 2009 periods.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended June 30, 2009
Sales to external customers	$18,066	$3,571	$—	$21,637
Depreciation and amortization	25	369	130	524
Income (loss) from operations	3,127	(222)	(2,793)	112

Three Months Ended June 30, 2008
Sales to external customers	$22,310	$3,043	$—	$25,353
Depreciation and amortization	27	210	151	388
Income (loss) from operations	3,919	277	(2,515)	1,681

(1)	Includes revenue and expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended June 30, (1)
	2009		2008
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$18,066	100.0%	$22,310	100.0%
Cost of sales	12,928	71.6	16,206	72.6

Gross margin	$5,138	28.4%	$6,104	27.4%

AMI Division
Revenues	$3,571	100.0%	$3,043	100.0%
Cost of sales	1,309	36.7	606	19.9

Gross margin	$2,262	63.3%	$2,437	80.1%

(1)	Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Order processing fees	$1,673	$2,398
Transaction fees	11,608	14,422
Sell-through fees	3,003	3,608
DRS fees	1,658	1,744
Essentials Suite™	3,571	3,043
Other	124	138

	$21,637	$25,353

During the three-month periods ended June 30, 2009 and 2008, we had Program Suppliers that supplied product that generated in excess of 10% of our total revenues as follows:

	Three Months Ended June 30,
	2009	2008
Program Supplier 1	22%	23%
Program Supplier 2	12%	13%
Program Supplier 3	12%	12%
Program Supplier 4	7%	10%

There were no other Program Suppliers who provided product that accounted for 10% or more of our total revenues for the quarters ended June 30, 2009 or 2008. Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

There were no customers that accounted for 10% or more of our total revenue in the quarters ended June 30, 2009 or 2008.

Note 4. Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.”

Stock Options

Stock option activity for the first quarter of fiscal 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2009	1,349,788	$7.53
Granted	200,000	14.50
Exercised	(27,050)	9.25
Forfeited	—	—

Outstanding at June 30, 2009	1,522,738	8.42

The stock options to purchase 200,000 shares of our common stock granted in the first quarter of fiscal 2010, all have an exercise price of $14.50 per share, vest in equal amounts over four years and have a 10-year term. These options were granted to our new Chief Executive Officer, Mr. William P. Livek, who was appointed in June 2009. The fair value of these stock options was determined to be $1.1 million using the Black-Scholes valuation model. Of this amount, $0.3 million will be recognized in fiscal 2010. Upon termination without cause or for good reason, up to 100,000 stock options will vest to the extent not previously vested. If a change in control of Rentrak occurs on or after December 15, 2009, the stock options will vest in full. If a change in control occurs prior to December 15, 2009, 50% of the stock options will vest.

As of June 30, 2009, the unrecognized compensation expense related to unvested stock options, exclusive of certain performance-based options which, at this time, are not expected to vest, was $1.1 million, which will be recognized over the weighted average remaining vesting period of 3.7 years.

Deferred Stock Units

DSU activity for the first quarter of fiscal 2009 was as follows:

	Units Outstanding		Weighted Average Grant Date Fair Value
Outstanding at March 31, 2009	127,500		$12.67
Granted	48,000		8.87
Issued	—		—
Forfeited	—		—

Outstanding at June 30, 2009	175,500	(1)	11.63

(1)	Of the 175,500 DSUs outstanding at June 30, 2009, 87,000 were vested. However, the DSUs are not issued until the director holding such DSUs retires from the Board.

The 48,000 DSUs granted in the first quarter of fiscal 2010 vest in three equal annual installments, beginning one year after the date of grant. The total value of the DSUs granted was $0.4 million and will be recognized over the three year vesting period.

As of June 30, 2009, the unrecognized compensation expense related to unvested DSUs was $0.8 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Restricted Stock Units

We also granted 213,750 restricted stock units (“RSUs”) to Mr. Livek. Each of the RSUs represents a contingent right to receive one share of our common stock and will vest upon satisfaction of performance goals tied to achievement of either (a) specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as modified by subtracting certain other expenditures, over the current and next two fiscal years, or (b) trading-price targets for our common stock ranging from $20 to $40 per share for 65 consecutive trading days during the period of June 15, 2009 through March 31, 2013 (the “Market Condition”). The fair value of the RSUs was estimated to be a maximum of $3.1 million, based on the market value of our common stock on the date of grant. As of June 30, 2009, the unrecognized compensation expense related to unvested RSUs was $3.1 million, which will be recognized over the estimated weighted average remaining vesting period of 3.75 years (the “Service Period”). Compensation expense for the quarter ended June 30, 2009 was insignificant. For the remainder of fiscal 2010, compensation expense which will be recognized is not expected to exceed $0.7 million. Also, in the event that the Market Condition is satisfied at an earlier date than the end of the Service Period and corresponding RSUs vest, any unrecognized compensation expense would be recognized immediately at that time.

Vesting of a portion or all of the RSUs will also occur if a change in control of Rentrak occurs at price levels ranging from $20 to $40 per share. Upon termination without cause or for good reason, 60,000 RSUs will vest if termination is on or prior to March 31, 2010, 90,000 RSUs will vest if termination occurs on or after April 1, 2010 and prior to April 1, 2011, and 120,000 RSUs will vest if termination occurs on or after April 1, 2011 and on or prior to March 31, 2012.

Stock Appreciation Rights

During October and November 2008, we granted a total of 277,625 stock appreciation rights (“SARs”) to 42 employees. The base price of the SARs was $11.10 and vesting is subject to performance goals based on the achievement of minimum amounts of operating income by various lines of business. The performance goals relate to the two-year period ending March 31, 2011 and vested SARs will be settled in cash based on the closing sale price of our common stock on August 30, 2011 and paid no later than September 30, 2011. As of June 30, 2009, no compensation cost has been recognized for these SARs as the performance goals are not probable of being attained.

Stock-Settled Stock Appreciation Rights

We also granted stock-settled stock appreciation rights (“SSARs”) relating to 75,000 shares of our common stock to Mr. Livek. The SSARs have a base price of $14.50 per share, vest over four years, and have a 10-year term. The fair value of the SSARs was determined to be $0.4 million using the Black-Scholes valuation model. Of this amount, $0.1 million will be recognized in fiscal 2010.

Upon termination without cause or for good reason, two annual installments of the SSARs will vest to the extent not previously vested. If a change in control of Rentrak occurs on or after December 15, 2009, the SSARs will vest in full. If a change in control occurs prior to December 15, 2009, 50% of the SSARs will vest.

Note 5. Fair Value Disclosures

FSP No. FAS 157-4

Effective June 30, 2009, we adopted FASB Staff Position (“FSP”) No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP also amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements related to this FSP are included below.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	June 30, 2009
	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond fund	$30,126	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis.

Note 6. Stock Repurchases

During the three-month period ended June 30, 2009, we repurchased a total of 29,850 shares of our common stock at an average price of $10.13 per share, which totaled approximately $0.3 million. No additional shares have been repurchased since June 30, 2009. The stock repurchase plan, approved by our Board of Directors in January 2006, authorizes the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. Following these repurchases, a total of 723,367 shares had been repurchased pursuant to this plan at an average price of $10.78 per share and 276,633 shares remained available for repurchase under this plan.

Note 7. Income Taxes

Our unrecognized tax benefits increased $55,000 in the three-month period ended June 30, 2009 in conjunction with uncertain tax positions related to prior tax filings and uncertain tax positions included in the current year tax computations. Unrecognized tax benefits totaled $1.3 million at June 30, 2009, all of which would reduce our effective tax rate if recognized. Due to statute expiration, approximately $0.3 million of uncertain tax provisions may reverse in the next three months.

Note 8. New Accounting Pronouncements

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not have any entities that fall under the guidance of SFAS No. 167 and, accordingly, the adoption of SFAS No. 167 will not have any effect on our financial position, results of operations or cash flows.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 also amends certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of SFAS No. 166, we do not believe that the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of this FSP effective June 30, 2009 did not have any impact on our financial position, results of operations or cash flows, nor were any additional interim disclosures required.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations or cash flows.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. The adoption of SFAS No. 161 effective April 1, 2009 did not have any effect on our financial position, results of operations or cash flows.

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The adoption of SFAS No. 141R and SFAS No. 160 effective April 1, 2009 did not have any effect on our financial position, results of operations or cash flows.

Note 9. Related Party Transaction

In connection with the hiring of Mr. Livek as our CEO in June 2009, we amended our employment agreement with Mr. Rosenbaum, our former CEO, for his continued employment in a non-executive capacity as Chairman of the Board. The agreement expires on September 30, 2011, and provides for an annual salary of $489,000 through September 30, 2010, and $325,000 for the ensuing 12 months, a car allowance of up to $900 per month through December 31, 2009 and fringe benefits. The agreement provides for severance upon termination of employment for specified reasons, including death, voluntary termination by Mr. Rosenbaum for good reason, or involuntary termination without cause and monthly payments of salary and benefits would continue to be made based on the above annual amounts through the term of the agreement. Additionally, if Mr. Rosenbaum dies during the term of the agreement, his estate will be entitled to a lump sum payment of $500,000 less any amounts payable under any life insurance policies purchased by us for the benefit of Mr. Rosenbaum’s dependents.

Upon expiration of his agreement, we will continue to provide Mr. Rosenbaum with all medical, dental, group life, long-term care and long-term disability insurance benefits through September 30, 2013, the amount of which is estimated to be approximately $38,000. This postretirement benefit will be recognized over the term of the employment agreement.

Note 10. Subsequent Events

We have considered all events that have occurred subsequent to June 30, 2009 and through August 6, 2009, the date the financial statements as of and for the period ended June 30, 2009 were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2009 Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009. These risk factors have not significantly changed since the filing of the fiscal 2009 Form 10-K.

Business Trends

Our corporate structure includes separate Pay-Per-Transaction (“PPT”) and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our PPT Division focuses on managing our business operations that facilitate the delivery of Units and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

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

AMI and Other Divisions

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings that are fully operational and no longer in significant stages of development, realized a revenue increase of 17.4% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

The AMI Division lines of business which contribute most of the revenues currently are Box Office Essentials™, which reports domestic and international gross receipt theatrical ticket sales, and OnDemand Essentials™, which measures and reports anonymous video on demand (“VOD”) usage data. Additionally, we are making significant investments in TV Essentials™, which provides our clients with the ability to analyze anonymous audience viewing of programming and advertising across linear and interactive television and Digital Video Recorder (“DVR”), and have begun generating corresponding revenues.

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is currently collected for virtually all movie theaters in North America, Guam and Puerto Rico and is primarily obtained via electronic connectivity to theater box offices. We continue to make on-going efforts to strengthen our business relationships with our existing clients as well as focus on our syndication services and international expansion plans.

OnDemand Essentials™ provides multi-channel operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the viewership of on demand content. We currently have over 100 OnDemand Essentials™ service clients and 28 multiple system operators (“MSOs”), including the top 25 MSOs that offer video on demand programming and representing over 70 million set-top boxes, supporting our OnDemand Essentials™ services. We are well positioned to grow this business by adding new clients and adjusting rates as the business activity increases and as advanced advertising technology is rolled out by the industry.

We are also working with SeaChange International, the leading provider of video on demand and Internet protocol television (“IPTV”) software, to provide a seamless process for dynamic video on demand ad insertion, verification and reporting. Together, we will integrate solutions to improve the ability of MSOs, networks and advertisers to monetize VOD advertising on a regional and national basis. Advanced TV advertising includes VOD, requests for information (“RFIs”), long-form showcases, DVR advertising, interactive program guide advertising, addressable advertising, creative versioning and advanced trafficking systems.

TV Essentials’™ comprehensive suite of research tools enables customers to analyze anonymous audience viewing of programming and advertising across linear and interactive television, video on demand and DVR across all three TV platforms — cable, satellite and telecommunications. Utilizing proprietary technology to process massive amounts of click-stream data, our TV Essentials™ system is able to aggregate and report second-by-second information from 100 million digital set-top boxes. Today, based on data from our current operator partners, we are translating viewing patterns from over 10 million digital set-top boxes into insights for our clients. We expect success in this area to result in continued growth in client demand.

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

We continue new product development for other component products as we work toward measuring and comparing entertainment consumption across multiple platforms, which will help us expand our Multi-Screen Essentials™ suite of services. For example, Online Video Essentials is being developed to measure and analyze advertiser-supported online video usage across the Internet.

We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings in the short-term. For example, during the quarter ended June 30, 2009, we invested heavily in our Multi-Screen Essentials™ line of business, including expansion of our executive, sales and marketing team located in New York City, New York, which reduced our gross margin and led to a loss from operations within our AMI Division. Longer-term, we believe we will be able to leverage these investments in order to provide significant future revenue and earnings streams and contribute to our overall success.

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

•	sell-through fees generated when retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when retailers purchase Units at the end of the lease term; and

•	Traditional and Digital DRS fees from data tracking and reporting services provided to Program Suppliers.

AMI Division

Subscription fee revenues from:

•	Box Office Essentials™;

•	Home Entertainment Essentials™;

•	Supply Chain Essentials™; and

•	Multi-Screen Essentials™, which includes OnDemand Essentials™, TV Essentials™ and Mobile Essentials™.

Other Division

•

revenue relating to other products and/or services that are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on demand advertising for reporting to marketers and advertising agencies.

Results of Operations

	Three Months Ended June 30, (1)
	2009		2008
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues:
PPT Division	$18,066	83.5%	$22,310	88.0%
AMI Division	3,571	16.5	3,043	12.0

	21,637	100.0	25,353	100.0
Cost of sales	14,237	65.8	16,812	66.3

Gross margin	7,400	34.2	8,541	33.7
Operating expenses:
Selling and administrative expense	7,052	32.6	6,780	26.7
Provision for doubtful accounts and notes	171	0.8	80	0.3
Asset impairment	65	0.3	—	—

Income from operations	112	0.5	1,681	6.6
Other income (expense):
Interest income	299	1.4	170	0.7
Interest expense	—	—	(2)	—

	299	1.4	168	0.7

Income before income tax provision	411	1.9	1,849	7.3
Income tax provision	129	0.6	813	3.2

Net income	$282	1.3%	$1,036	4.1%

(1)	Percentages may not add due to rounding.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended June 30, 2009
Sales to external customers	$18,066	$3,571	$—	$21,637
Depreciation and amortization	25	369	130	524
Income (loss) from operations	3,127	(222)	(2,793)	112

Three Months Ended June 30, 2008
Sales to external customers	$22,310	$3,043	$—	$25,353
Depreciation and amortization	27	210	151	388
Income (loss) from operations	3,919	277	(2,515)	1,681

(1)	Includes revenue and expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Additional results of operations information by segment was as follows:

	Three Months Ended June 30, (1)
	2009		2008
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
PPT Division
Revenues	$18,066	100.0%	$22,310	100.0%
Cost of sales	12,928	71.6	16,206	72.6

Gross margin	$5,138	28.4%	$6,104	27.4%

AMI Division
Revenues	$3,571	100.0%	$3,043	100.0%
Cost of sales	1,309	36.7	606	19.9

Gross margin	$2,262	63.3%	$2,437	80.1%

(1)	Percentages may not add due to rounding.

Revenue by service activity was as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Order processing fees	$1,673	$2,398
Transaction fees	11,608	14,422
Sell-through fees	3,003	3,608
DRS fees	1,658	1,744
Essentials Suite™	3,571	3,043
Other	124	138

	$21,637	$25,353

Revenue

Revenue decreased $3.8 million, or 14.7%, to $21.6 million in the first quarter of fiscal 2010 compared to $25.4 million in the first quarter of fiscal 2009. The decrease in revenue was primarily due to lower order processing, transaction and sell-through fees, as described more fully below.

PPT Division

PPT Division revenues decreased $4.2 million, or 19.0%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Detail of our PPT Division revenue by service line was as follows (in thousands):

Three Months Ended June 30,	2009	2008
Order processing fees	$1,673	$2,398
Transaction fees	11,608	14,422
Sell-through fees	3,003	3,608
DRS	1,658	1,744
Other	124	138

	$18,066	$22,310

Order processing fees decreased $0.7 million, or 30.2%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to decreases in both volume and per unit amounts as detailed below:

	Three Months Ended June 30,
	2009	2008
Units shipped (in thousands)	1,341	1,819
Fee per Unit	$1.25	$1.32

Three-month period ended June 30, 2009 compared to three- month period ended June 30, 2008
Percentage decrease in Units shipped	26.3%
Effect of decrease in Units shipped on revenue	$(0.6) million
Decrease in fee per Unit	$0.07
Effect of decrease in fee per Unit on revenue	$(0.1) million

The decrease in volume in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was due to fewer theatrical releases from Program Suppliers in the current period. The timing and availability of new releases tends to fluctuate from studio to studio.

Fees per Unit are affected by our mix of Units received from Program Suppliers with varying rates of upfront fees and tend to fluctuate from period to period.

Transaction fees decreased $2.8 million, or 19.5%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease was primarily due to fewer rental transactions at our Participating Retailers, which decreased 12.1%, while the rate per transaction decreased 2.0%, excluding the impact of minimum guarantees. The decrease in transactions was due in part to the volume decrease discussed above as well as continued changing market conditions, including changes in consumer behavior, technological advances in entertainment content delivery and the perceived value of other home video entertainment alternatives.

Sell-through fees decreased $0.6 million, or 16.8%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease was primarily due to an 11.7% decrease in the number of transactions as a result of an overall decline in Units available for sale.

DRS fees were relatively flat at $1.7 million in both the first quarter of fiscal 2010 and the first quarter of fiscal 2009.

AMI Division

Revenues from our AMI division, which consists of our Essentials™ business information service offerings, increased $0.5 million, or 17.4%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Box Office Essentials™ revenues increased $0.07 million, or 4.6%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily as a result of international expansion. OnDemand Essentials™ increased $0.2 million, or 18%, due to a combination of obtaining new clients and rate increases to existing clients. TV Essentials™, which began generating revenue for us in the second half of fiscal 2009, contributed $0.2 million to the revenue increase. Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in and successful marketing of these offerings and successful retention of clients. We expect continued future increases in our Essentials™ revenues as a result of further investments and additional successful launches of those services.

Other Division

We did not have any revenues from our Other Division in the first quarter of fiscal 2010 or fiscal 2009.

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

Cost of sales decreased $2.6 million, or 15.3%, to $14.2 million in the first quarter of fiscal 2010 compared to $16.8 million in the first quarter of fiscal 2009. Cost of sales as a percentage of revenue was 65.8% in the first quarter of fiscal 2010 compared to 66.3% in the first quarter of fiscal 2009. The decrease in cost of sales was primarily due to lower PPT Division revenues as discussed above. The decrease in cost of sales as a percentage of revenue was primarily due to a larger percentage of our revenue being generated by our AMI Division during the first quarter of fiscal 2010. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue. However, in the first quarter of fiscal 2010, we realized an increase in cost of sales within the AMI Division, as a percentage of AMI revenues, as compared to the first quarter of fiscal 2009. This increase was due to increased costs associated with purchasing data within OnDemand and Multi-Screen Essentials™ services and increased costs associated with amortizing capitalized internally developed software used to provide those services.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $0.3 million, or 4.0%, to $7.1 million in the first quarter of fiscal 2010 compared to $6.8 million in the first quarter of fiscal 2009. This increase was primarily due to the continued expansion of our Multi-Screen Essentials™ line of business, including the expansion of our executive, marketing and sales team and office in New York, as well as costs incurred as a result of hiring our new Chief Executive Officer, such as additional legal fees and director fees. Selling and administrative expenses also increased as a percentage of revenue to 32.6% for the first quarter of fiscal 2010 compared to 26.7% for the first quarter of fiscal 2009 as a result of the higher overall costs combined with lower revenues. We are expecting to see increases in selling and administrative expenses during fiscal 2010 due to equity awards granted to our new Chief Executive Officer. Please refer to Note 4, Stock-Based Compensation.

Provision for Doubtful Accounts and Notes

Our provision for doubtful accounts and notes increased $0.1 million, or 114%, to $0.2 million in the first quarter of fiscal 2010 compared to $0.1 million in the first quarter of fiscal 2009. The increase is primarily due to an increase in accounts written off because the amounts owed were determined to be uncollectible and those amounts exceeded the amount we could recover from our Program Suppliers.

Asset Impairment

Asset impairment of $65,000 in the first quarter of 2010 relates to various components of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service.

Interest Income

Interest income was $299,000 and $170,000 in the first quarter of fiscal 2010 and 2009, respectively. The increase in interest income primarily relates to our investment in a short-term, tax-exempt municipal bond fund, which has earned a higher rate of interest than the investments held in fiscal 2009, as well as the result of maintaining a higher average investment balance. Our average combined cash and investment balance was $35.8 million and $33.9 million for the first quarter of fiscal 2010 and 2009, respectively.

Income Taxes

Our effective tax rate was 31.4% in the first quarter of fiscal 2010 and was positively impacted by federal and state research and experimentation credits as well as earnings on marketable securities that are exempt from federal income taxes. The effective tax rate was 44.0% in the first quarter of fiscal 2009. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes, offset by the favorable adjustments noted above.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2010.

Cash and cash equivalents and marketable securities increased $2.1 million to $36.6 million at June 30, 2009 compared to $34.5 million at March 31, 2009. This increase resulted primarily from $2.6 million provided by operating activities, partially offset by $0.8 million used for the purchase of equipment and capitalized IT costs and by $0.3 million used for the repurchase of common stock. Our current ratio was 5.9:1.0 at June 30, 2009 and 5.3:1.0 at March 31, 2009.

Accounts receivable, net of allowances, decreased $2.3 million to $13.7 million at June 30, 2009 compared to $16.0 million at March 31, 2009, primarily due to lower PPT Division revenues.

During the first quarter of fiscal 2010, we spent $0.8 million on property and equipment, including $0.7 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $4.1 million on property and equipment in all of fiscal 2010, including approximately $3.4 million for the capitalization of internally developed software, primarily for our business information service offerings. The remaining capital expenditures in fiscal 2010 will be primarily for computer equipment.

Deferred revenue of $1.5 million at both June 30, 2009 and March 31, 2009 primarily relates to a long-term agreement with a customer/supplier relating to one of our Essentials™ lines of business, in which we will develop reporting tools specifically relating to their unique business requirements. As of June 30, 2009, we had received payments totaling $1.0 million and incurred related costs of $0.1 million, both of which have been deferred. We will recognize the revenue and related costs when the development project is completed, which is anticipated to be in the second quarter of fiscal 2010.

Deferred income tax liabilities, net of deferred tax assets, increased to $1.0 million at June 30, 2009 compared to $0.6 million at March 31, 2009 due primarily to increases in temporary book-tax differences related to accelerated expensing of internally developed software expenditures for tax purposes.

Deferred rent, current and long-term, of $1.1 million at June 30, 2009 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease terms. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We repurchased 29,850 shares in the first quarter of fiscal 2010 at an average price of $10.13 per share. Through June 30, 2009, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. No additional shares have been repurchased since June 30, 2009. This plan does not have an expiration date. We do not have an established plan for definitive repurchases of shares in any period. All repurchases of shares are determined by a designated officer.

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Based upon the financial results reported as of and for the quarter ended June 30, 2009, we determined that we were in compliance with the financial covenants at June 30, 2009. At June 30, 2009, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our fiscal 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009.

New Accounting Pronouncements

See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009.

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

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our fiscal 2009 Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock in open market transactions during the first quarter of fiscal 2010 pursuant to our previously-announced repurchase program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 – April 30	15,050	$10.01	15,050	291,433
May 1 – May 31	9,800	10.21	9,800	281,633
June 1 – June 30	5,000	10.32	5,000	276,633

Total	29,850	10.13	29,850	276,633

The stock repurchase plan, which was approved by our Board of Directors in January 2006 for a total of 1.0 million shares, does not have an expiration date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Bylaws of Rentrak Corporation as amended through June 15, 2009. Incorporated by reference to Exhibit 3.2 to Form 8-K as filed with the Securities and Exchange Commission on June 19, 2009.

10.1	Employment Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.

10.2	Non-Qualified Stock Option Award Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.

10.3	Restricted Stock Unit Award Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.*

10.4	Stock-Settled Stock Appreciation Rights Award Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.

10.5	Amended and Restated Employment Agreement, dated June 15, 2009, between Rentrak Corporation and Paul A. Rosenbaum.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009	RENTRAK CORPORATION

	By:	/s/ Mark L. Thoenes
Mark L. Thoenes
Executive Vice President and Chief Financial Officer