Form 10-Q
period 2009-09-30
RENTRAK CORP
filed 2009-11-09
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,498,037
(Class)	(Outstanding at November 2, 2009)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2009	March 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$7,894	$4,601
Marketable securities	30,252	29,874
Accounts and notes receivable, net of allowances for doubtful accounts of $558 and $597	12,995	16,406
Taxes receivable and prepaid taxes	532	1,231
Deferred income tax assets	—	135
Other current assets	982	960

Total Current Assets	52,655	53,207

Property and equipment, net of accumulated depreciation of $10,543 and $9,472	6,629	6,128
Other assets	531	543

Total Assets	$59,815	$59,878

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,475	$6,738
Accrued liabilities	631	499
Accrued compensation	1,160	1,100
Deferred revenue	600	1,530
Other current liabilities	121	96

Total Current Liabilities	7,987	9,963

Deferred rent, long-term portion	956	982
Deferred income tax liabilities	603	714
Taxes payable, long-term	1,094	1,242

Total Liabilities	10,640	12,901

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding:
10,491 and 10,421	11	11
Capital in excess of par value	46,338	45,504
Accumulated other comprehensive income (loss)	203	(203)
Retained earnings	2,623	1,665

Total Stockholders’ Equity	49,175	46,977

Total Liabilities and Stockholders’ Equity	$59,815	$59,878

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
Revenue	$21,323	$24,327	$42,960	$49,680
Cost of sales	12,902	16,351	27,139	33,163

Gross margin	8,421	7,976	15,821	16,517

Operating expenses:
Selling and administrative	7,792	6,655	14,909	13,435
Provision for doubtful accounts and notes	127	42	298	122

	7,919	6,697	15,207	13,557

Income from operations	502	1,279	614	2,960

Other income (expense):
Interest income, net	206	206	505	374

Income before income taxes	708	1,485	1,119	3,334
Provision for income taxes	32	643	161	1,456

Net income	$676	$842	$958	$1,878

Basic net income per share	$0.06	$0.08	$0.09	$0.18

Diluted net income per share	$0.06	$0.08	$0.09	$0.17

Shares used in per share calculations:
Basic	10,478	10,614	10,466	10,611

Diluted	11,040	11,166	10,954	11,153

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$958	$1,878
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,072	799
Stock-based compensation	808	260
Other adjustments	240	192
(Increase) decrease in:
Accounts receivable	3,190	(2,027)
Taxes receivable and prepaid taxes	699	450
Other assets	(305)	383
Increase (decrease) in:
Accounts payable	(1,016)	3,590
Deferred revenue	(930)	749
Other liabilities	19	(132)

Net cash provided by operating activities	4,735	6,142

Cash flows from investing activities:
Maturity of marketable securities	—	4,986
Purchase of marketable securities	—	(30,006)
Purchase of property and equipment	(1,639)	(1,219)

Net cash used in investing activities	(1,639)	(26,239)

Net cash provided by financing activities	19	135

Effect of foreign exchange translation on cash	178	(13)

Increase (decrease) in cash and cash equivalents	3,293	(19,975)

Cash and cash equivalents:
Beginning of period	4,601	26,862

End of period	$7,894	$6,887

Supplemental non-cash information:
Deferred gain related to forgiven loan for capital assets	$—	$219
Unrealized gains (losses) on investments, net of tax of $159 and $(82)	221	(108)

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2007	10,723,728	$11	$48,155	$132	$(6,963)	$41,335

Net income	—	—	—	—	4,594	4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)		(181)
Unrealized gain on foreign currency translation	—	—	—	219	—	219

Comprehensive income						4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—	1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—	(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—	—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—	650
Stock-based compensation expense – options	—	—	325	—	—	325
Common stock repurchased	(282,799)	—	(3,253)	—	—	(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)	(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—	493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)	43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense – options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	958	958
Unrealized gain on foreign currency translation	—	—	—	185	—	185
Unrealized gain on investments, net of tax	—	—	—	221	—	221

Comprehensive income						1,364
Common stock issued pursuant to stock plans	33,950	—	314	—	—	314
Common stock issued in exchange for deferred stock units	66,000	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	459	—	—	459
Stock-based compensation expense – options	—	—	161	—	—	161
Stock-based compensation expense – restricted stock units	—	—	188	—	—	188
Common stock repurchased	(29,850)	—	(302)	—	—	(302)
Income tax effect from stock-based compensation	—	—	14	—	—	14

Balance at September 30, 2009	10,491,037	$11	$46,338	$203	$2,623	$49,175

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2009 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2. Net Income Per Share

Basic net income per share (“EPS”) and diluted EPS are computed using the methods prescribed by Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Following is a reconciliation of the shares used for the basic EPS and diluted EPS calculations (in thousands):

	Three Months Ended Sept. 30,			Six Months Ended Sept. 30,
	2009		2008	2009		2008
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)	10,478	(1)	10,614	10,466	(1)	10,611
Diluted EPS:
Effect of dilutive DSUs and stock options	562		552	488		542

	11,040		11,166	10,954		11,153

Options not included in diluted EPS because the exercise price of the options was greater than the average market price of the common shares for the period	—		—	300		—

Performance-based grants not included in diluted EPS	599		—	599		—

(1)	Includes 48,500 vested DSUs that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3. Business Segments

We operate in two business segments, our Pay-Per-Transaction (“PPT”) Division and Advanced Media and Information (“AMI”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The PPT Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division manages our Essentials Suite™ of business information services, primarily offered on a recurring subscription basis, which are no longer in the early stages. The Other Division is a non-operating segment and includes revenue and expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment. We did not have any revenues from our Other Division in the fiscal 2010 or fiscal 2009 periods.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2009
Sales to external customers	$16,299	$5,024	$—	$21,323
Gross margin	4,812	3,609	—	8,421
Income (loss) from operations	2,951	1,354	(3,803)	502

Three Months Ended September 30, 2008
Sales to external customers	$21,240	$3,087	$—	$24,327
Gross margin	5,543	2,433	—	7,976
Income (loss) from operations	3,521	282	(2,524)	1,279

Six Months Ended September 30, 2009
Sales to external customers	$34,365	$8,595	$—	$42,960
Gross margin	9,951	5,870	—	15,821
Income (loss) from operations	6,077	1,132	(6,595)	614

Six Months Ended September 30, 2008
Sales to external customers	$43,550	$6,130	$—	$49,680
Gross margin	11,647	4,870	—	16,517
Income (loss) from operations	7,440	560	(5,040)	2,960

(1)	Includes revenue and expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Note 4. Stock-Based Compensation

Amendments to 2005 Stock Incentive Plan

At our Annual Meeting of Shareholders in August 2009, our shareholders approved amendments to our 2005 Stock Incentive Plan (the “2005 Plan”). Significant amendments included the following:

•	increased the total number of shares of common stock available for issuance under the 2005 Plan to 2,000,000 total shares;

•	limited the number of shares available for grants of incentive stock options over the life of the 2005 Plan to 800,000;

•	increased the maximum number of shares available for grants of stock options or stock appreciation rights (“SARs”) under the 2005 Plan to a single participant in any fiscal year to 300,000;

•	limited the number of shares available for grants of (a) restricted stock or units or (b) performance awards under the 2005 Plan to a single participant in any fiscal year to 300,000 each; and

•	increased the maximum number of shares available for grants of restricted stock or units over the life of the 2005 Plan to 750,000.

Equity Awards granted to William P. Livek

During the first quarter of fiscal 2010, we granted equity awards to our Chief Executive Officer, William P. Livek, who was appointed in June 2009. He received stock options to purchase 200,000 shares of our common stock and stock-settled stock appreciation rights (“SSARs”) relating to 75,000 shares of our common stock, which have an exercise or base price, respectively, of $14.50 per share, vest in equal amounts over four years and have a 10-year term. The fair value of these awards was determined to be $1.5 million using the Black-Scholes valuation model. Of this amount, $0.1 million was recognized in the second quarter of fiscal 2010 and $0.4 million will be recognized in all of fiscal 2010. Upon termination without cause or for good reason, up to 100,000 stock options and two annual installments of the SSARs will vest to the extent not previously vested. If a change in control of Rentrak occurs on or after December 15, 2009, the awards will vest in full. If a change in control occurs prior to December 15, 2009, 50% of the awards will vest.

We also granted 213,750 restricted stock units (“RSUs”) to Mr. Livek. Each of the RSUs represents a contingent right to receive one share of our common stock and will vest upon satisfaction of performance goals tied to achievement of either (a) specified levels of earnings before interest, taxes, depreciation and amortization, as modified by subtracting certain other expenditures, over the current and next two fiscal years (the “EBITDA Condition”), or (b) trading-price targets for our common stock ranging from $20 to $40 per share for 65 consecutive trading days during the period of June 15, 2009 through March 31, 2013 (the “Market Condition”). The fair value of the RSUs relating to the Market Condition was estimated to be $1.3 million, based on a Monte Carlo simulation, $0.2 million of which was recognized in the second quarter of fiscal 2010 and $0.5 million of which is expected to be recognized in all of fiscal 2010. As of September 30, 2009, no compensation expense had been recognized for the EBITDA Condition as we do not currently believe the condition is likely to be achieved.

Vesting of a portion or all of the RSUs will also occur if a change in control of Rentrak occurs at price levels ranging from $20 to $40 per share prior to March 31, 2013. Upon termination without cause or for good reason, 60,000 RSUs will vest if termination is on or prior to March 31, 2010, 90,000 RSUs will vest if termination occurs on or after April 1, 2010 and prior to April 1, 2011, and 120,000 RSUs will vest if termination occurs on or after April 1, 2011 and on or prior to March 31, 2012.

Deferred Stock Units

During the first half of fiscal 2010, we granted 81,000 DSUs to members of our Board of Directors, which vest in three equal annual installments, beginning one year after the date of grant. The total value of the DSUs granted was $0.9 million and will be recognized over the three-year vesting period. Of this amount, $0.1 million was recognized in the second quarter of fiscal 2010.

During the second quarter of fiscal 2010, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of awards representing 24,000 DSUs and recognized $0.3 million of compensation expense related to these transactions in the second quarter of fiscal 2010.

Equity Awards Granted to David I. Chemerow

In connection with the hiring of David I. Chemerow as our Chief Operating Officer and Chief Financial Officer effective October 1, 2009, we issued stock options to purchase 121,750 shares of our common stock with an exercise price of $17.22 per share, a four-year vesting period and a ten-year term. The fair value of these stock options was determined to be $0.8 million using the Black-Scholes valuation model. Of this amount, $0.1 million will be recognized in fiscal 2010. Upon termination without cause or for good reason, two annual installments of stock options will vest to the extent not previously vested. If a change in control of Rentrak occurs on or after April 1, 2010, the stock options will vest in full.

Mr. Chemerow was also granted 131,173 RSUs, each of which represents a contingent right to receive one share of our common stock. The RSUs will vest upon satisfaction of performance goals which are similar to Mr. Livek’s RSU award. The fair value of the RSUs relating to the Market Condition is estimated not to exceed $2.3 million. Vesting of a portion or all of the RSUs will also occur if a change in control of Rentrak occurs at price levels ranging from $20 to $40 per share prior to June 15, 2013. Upon termination without cause or for good reason, 36,000 RSUs will vest if termination is on or prior to June 30, 2010, 54,000 RSUs will vest if termination occurs on or after July 1, 2010 and prior to July 1, 2011, and 72,000 RSUs will vest if termination occurs on or after July 1, 2011 and on or prior to June 30, 2012.

Other

In addition, certain other immaterial stock-based awards were granted during the first two quarters of fiscal 2010. We recognized $3,000 of expense related to these awards during the second quarter of fiscal 2010.

Note 5. Marketable Securities and Fair Market Value Disclosures

We provide information related to the fair value measurements of our assets and liabilities in accordance with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures – Overall,” and ASC 320-10, “Investments – Debt and Equity Securities – Overall.”

Inputs used in measuring the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	September 30, 2009
	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond fund	$30,252	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis. All of our other current assets and liabilities approximate their fair value.

Note 6. Stock Repurchases

During the six-month period ended September 30, 2009, we repurchased a total of 29,850 shares of our common stock, at an average price of $10.13 per share, which totaled approximately $0.3 million. All of these shares were repurchased during the first quarter of fiscal 2010. The stock repurchase plan, approved by our Board of Directors in January 2006, authorizes the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. Following these repurchases, a total of 723,367 shares had been repurchased pursuant to this plan at an average price of $10.78 per share and 276,633 shares remained available for repurchase under this plan.

Note 7. New Accounting Pronouncements

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Subsequent Events

In May 2009, the FASB issued guidance that defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Two types of subsequent events have been defined: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, the guidance requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of this guidance, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Fair Value Disclosures

In April 2009, the FASB issued guidance requiring disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of this guidance, effective June 30, 2009, did not have any impact on our financial position, results of operations or cash flows, nor were any additional interim disclosures required.

Note 8. Related Party Transaction

In connection with the hiring of Mr. Livek as our CEO in June 2009, we amended our employment agreement with Paul A. Rosenbaum, our former CEO, for his continued employment in a non-executive capacity as Chairman of the Board. The agreement expires on September 30, 2011, and provides for an annual salary of $489,000 through September 30, 2010, and $325,000 for the ensuing 12 months, a car allowance of up to $900 per month through December 31, 2009 and fringe benefits. The agreement provides for severance upon termination of employment for specified reasons, including death, voluntary termination by Mr. Rosenbaum for good reason, or involuntary termination without cause; monthly payments of salary and benefits would continue to be made based on the above annual amounts through the term of the agreement. Additionally, if Mr. Rosenbaum dies during the term of the agreement, his estate will be entitled to a lump sum payment of $500,000 less any amounts payable under any life insurance policies purchased by us for the benefit of Mr. Rosenbaum’s dependents.

Upon expiration of his agreement, we will continue to provide Mr. Rosenbaum with all medical, dental, group life, long-term care and long-term disability insurance benefits through September 30, 2013, the amount of which is estimated to be $38,000. This postretirement benefit will be recognized over the term of the employment agreement.

Note 9. Organizational Changes

During the second quarter of fiscal 2010, we made organizational changes relating to the expansion of our AMI Division and other business needs. As a result of these changes, we recognized severance related costs of approximately $0.4 million during the quarter, as well as legal costs of $0.1 million. We anticipate incurring additional costs in the third quarter of fiscal 2010 totaling approximately $0.2 million relating to relocation expenses associated with hiring our new Chief Operating Officer and Chief Financial Officer, David I. Chemerow.

Note 10. Subsequent Events

We have considered all events that have occurred subsequent to September 30, 2009 and through November 9, 2009, the date the financial statements as of and for the period ended September 30, 2009 were available to be issued.

See Note 4 for a discussion of equity awards made to Mr. Chemerow in October 2009.

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

Our PPT Division manages our business operations that deliver Units and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our PPT System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our PPT Division also includes our Traditional and Digital Direct Revenue Sharing (“DRS”) services, which encompasses the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Movie Gallery and Netflix, to our respective DRS clients, for rented entertainment content received both on physical product as well as digitally, under established agreements on a fee for service basis.

Our AMI Division manages our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

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

AMI and Other Divisions

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings that are fully operational and no longer in significant stages of development, realized a revenue increase of $2.5 million, or 40.2%, in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. During the second quarter of fiscal 2010, we completed a long-term contract and recognized $1.1 million of revenue, which had previously been deferred.

The AMI Division lines of business which contribute most of the revenues currently are Box Office Essentials™, which reports domestic and international gross receipt theatrical ticket sales, and Multi-Screen Essentials™, which includes OnDemand Essentials™, which measures and reports anonymous video on demand (“VOD”) usage data, TV Essentials™ and Mobile Essentials™. We are making significant investments in TV Essentials™, which provides our clients with the ability to analyze anonymous audience viewing of programming and advertising across linear and interactive television and Digital Video Recorder (“DVR”), and have begun generating corresponding revenues.

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is currently collected for virtually all movie theaters in North America, Guam and Puerto Rico and is primarily obtained via electronic connectivity to theater box offices. We continue to make on-going efforts to strengthen our business relationships with our existing clients as well as focus on our syndication services and international expansion plans and recently expanded into Russia.

OnDemand Essentials™ provides multi-channel operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the viewership of on demand content. We currently have over 100 OnDemand Essentials™ service clients and 33 operator partners representing over 70 million set-top boxes (“STBs”), including the top 25 cable operators that offer video on demand programming. One of our new operator partners is Rogers Communications, the largest multi-channel provider in Canada, opening up further sales opportunities. We are well positioned to continue to grow this business by adding new clients and adjusting rates as the business activity increases and as advanced advertising technology is rolled out by the industry.

TV Essentials’™ comprehensive suite of research tools enables customers to analyze anonymous audience viewing of programming and advertising across linear and interactive television, video on demand and DVR across all three TV platforms – cable, satellite and telecommunications. Utilizing proprietary technology to process massive amounts of click-stream data, our TV Essentials™ system is able to aggregate and report second-by-second information from 100 million digital STBs. Today, based on data from our current operator partners, we are translating viewing patterns from over 14 million digital STBs into insights for our clients. We have announced 7 national network subscribers and expect continued success and growth.

Our development of TV Essentials™ has yielded commercial relationships with AT&T and, recently, a trial agreement with Charter Communications. We are making progress in expanding our data partners and also have a relationship with DISH Network (“Dish”) to provide TV Essentials™ for its internal use for a subscription fee as we work toward commercialization of that relationship. The Dish relationship has resulted in the creation of our DVR and iTV reporting, which can be rolled out to other partners once the data to drive those services becomes available to us. We are also working on securing national ad occurrence data in order to launch the ad module of TV Essentials™ services and are building research capabilities to begin creating syndicated products for our measurement service.

Mobile Essentials™ has been developed to provide a comprehensive system to track usage and consumer dynamics in the mobile sector including video, video clips, games, music, mobile web, small message servicing (“SMS”) data (also known as text messaging), ring tones, wallpaper and other mobile content. We recently announced our first Mobile Essentials™ customer, NBC Universal (“NBCU”). In August 2009, FLO TV and Rentrak announced the launch of the first comprehensive audience measurement and reporting system for multicast mobile TV in the U.S. To serve the video Internet space, we have launched Internet TV Essentials™ and Digital Download Essentials. We have announced a trial with NBCU for Digital Download Essentials and have another content provider as a beta user of Internet TV Essentials™. Our multi-platform product is in active development and will serve as the link tying all products together as we work toward measuring and comparing entertainment consumption across multiple platforms, which will help us expand our Multi-Screen Essentials™ suite of services.

We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings in the short-term. For example, during the first six months of fiscal 2010, we invested heavily in our Multi-Screen Essentials™ line of businesses, including expansion of our executive, sales and marketing team located in New York City, New York, which reduced our gross margin as a percentage of sales. Our income from operations within our AMI Division has increased due to completion of the long-term contract noted above. Longer-term, we believe we will be able to leverage these investments in order to provide significant future revenue and earnings streams and contribute to our overall success.

Sources of Revenue

Revenue by segment includes the following:

PPT Division

•

transaction fees generated when retailers rent Units to consumers; additionally, certain arrangements include guaranteed minimum revenues from our customers; we recognize the guaranteed minimum revenue on the street (release) date in accordance with ASC 926-10, “Entertainment – Films – Overall,” provided all other revenue recognition criteria are met;

•	sell-through fees generated when retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when retailers purchase Units at the end of the lease term;

•	Traditional and Digital DRS fees from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees generated when Units are ordered by, and distributed to, retailers.

AMI Division

Subscription fee revenues from:

•	Box Office Essentials™;

•	Home Entertainment Essentials™; and

•	Multi-Screen Essentials™, which includes OnDemand Essentials™, TV Essentials™ and Mobile Essentials™.

Other Division

•

revenue relating to other products and/or services that are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on demand advertising for reporting to marketers and advertising agencies.

Results of Operations

Certain information by segment was as follows (in thousands):

	PPT	AMI	Other(1)	Total
Three Months Ended September 30, 2009
Sales to external customers	$16,299	$5,024	$—	$21,323
Gross margin	4,812	3,609	—	8,421
Income (loss) from operations	2,951	1,354	(3,803)	502

Three Months Ended September 30, 2008
Sales to external customers	$21,240	$3,087	$—	$24,327
Gross margin	5,543	2,433	—	7,976
Income (loss) from operations	3,521	282	(2,524)	1,279

Six Months Ended September 30, 2009
Sales to external customers	$34,365	$8,595	$—	$42,960
Gross margin	9,951	5,870	—	15,821
Income (loss) from operations	6,077	1,132	(6,595)	614

Six Months Ended September 30, 2008
Sales to external customers	$43,550	$6,130	$—	$49,680
Gross margin	11,647	4,870	—	16,517
Income (loss) from operations	7,440	560	(5,040)	2,960

(1)	Includes revenue and expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue decreased $3.0 million, or 12.3%, to $21.3 million in the three-month period ended September 30, 2009 (the “second quarter of fiscal 2010”) compared to $24.3 million in the three-month period ended September 30, 2008 (the “second quarter of fiscal 2009”). Revenue decreased $6.7 million, or 13.5%, to $43.0 million in the six-month period ended September 30, 2009 compared to $49.7 million in the six-month period ended September 30, 2008. The decreases in revenue were primarily due to lower PPT Division revenues as described more fully below.

PPT Division

Transaction fees and sell-through fees are the largest components of our PPT Division revenue. The remainder of our PPT Division revenue includes DRS fees and other as detailed in the following tables (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2009	2008
Transaction fees	$10,695	$14,260	$(3,565)	(25.0)%
Sell-through fees	2,538	3,175	(637)	(20.1)%
DRS	1,318	1,424	(106)	(7.4)%
Other	1,748	2,381	(633)	(26.6)%

	$16,299	$21,240	$(4,941)	(23.3)%

	Six Months Ended Sept. 30,		Dollar Change	% Change
	2009	2008
Transaction fees	$22,303	28,681	$(6,378)	(22.2)%
Sell-through fees	5,541	6,784	(1,243)	(18.3)%
DRS	2,976	3,168	(192)	(6.1)%
Other	3,545	4,917	(1,372)	(27.9)%

	$34,365	$43,550	$(9,185)	(21.1)%

The decreases in transaction fees were primarily due to fewer rental transactions at our Participating Retailers, which decreased 15.8% and 13.9%, respectively, while the rate per transaction decreased 1.9% for both periods, excluding the impact of minimum guarantees. The decreases in transactions were due in part to volume decreases as a result of fewer theatrical releases by our Program Suppliers, as well as continued changing market conditions, including changes in consumer behavior, technological advances in entertainment content delivery and the perceived value of other home video entertainment alternatives.

The decreases in sell-through fees were primarily due to a 24.4% and a 17.8% decrease, respectively, in the number of sell-through transactions as a result of an overall decline in Units available for sale. Units shipped decreased 16.4% and 21.5%, respectively.

The decreases in DRS fees were primarily due to a change in the mix of titles released.

AMI Division

Revenues from our AMI division increased $1.9 million, or 62.7%, and $2.5 million, or 40.2%, respectively, in the three and six-month periods ended September 30, 2009 compared to the same periods of the prior fiscal year.

Box Office Essentials™ revenues increased $0.04 million, or 2.4%, and $0.1 million, or 3.5%, respectively, in the three and six-month periods ended September 30, 2009 compared to the same periods of the prior fiscal year, primarily as a result of international expansion. OnDemand Essentials™ increased $0.3 million, or 23.4%, and $0.5 million, or 20.7%, respectively, due to a combination of obtaining new clients and rate increases to existing clients.

TV Essentials™, which began generating recurring revenue for us in the second half of fiscal 2009, contributed $1.6 million and $1.8 million, respectively, to the revenue increases. During the fourth quarter of fiscal 2008 when TV Essentials™ was still in development, we entered into a long-term agreement with a customer/supplier relating to this line of business, in which we began to develop reporting tools specifically relating to their unique business requirements. We deferred this revenue in accordance with ASC 605-35 “Construction-Type and Production-Type Contracts,” applying the completed-contract method. During the second quarter of fiscal 2010, we substantially completed this contract and recognized the $1.1 million of revenue and $0.1 million of related costs.

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

Cost of Sales

Cost of sales consists of Unit costs, transaction costs, sell-through costs, handling and freight costs in the PPT Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenues.

In the PPT Division, Unit costs, transaction costs and sell through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any period. As a result, it is difficult to predict the impact these Program Supplier Revenue Sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

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

Cost of sales decreased $3.4 million, or 21.1%, and $6.0 million, or 18.2%, respectively, in the three and six-month periods ended September 30, 2009 compared to the same periods of the prior fiscal year. Cost of sales as a percentage of revenue was 60.5% and 63.2%, respectively, in the three and six-month periods ended September 30, 2009 compared to 67.2% and 66.8%, respectively, in the same periods of the prior fiscal year.

The decreases in cost of sales were primarily due to lower PPT Division revenues as discussed above. The decreases in cost of sales as a percentage of revenue were primarily due to a larger percentage of our revenue being generated by our AMI Division during the first six months of fiscal 2010 compared to the same periods of the prior fiscal year. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue. However, in the three and six-month periods ended September 30, 2009, we realized increases in cost of sales within the AMI Division, as a percentage of AMI revenues, as compared to the same periods of the prior fiscal year. These increases were due to increased costs associated with purchasing data within OnDemand and Multi-Screen Essentials™ services, increased costs associated with amortizing capitalized internally developed software used to provide those services and deferred costs associated with the completion of the long-term contract noted above.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $1.1 million, or 17.1%, to $7.8 million in the second quarter of fiscal 2010 compared to $6.7 million in the second quarter of fiscal 2009 and increased $1.5 million, or 11.0%, to $14.9 million in the six-month period ended September 30, 2009 compared to $13.4 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and six-month periods ended September 30, 2009 compared to the same periods of the prior fiscal year were primarily due to the continued expansion of our Multi-Screen Essentials™ line of business, including the expansion of our executive, marketing and sales team and office in New York, as well as costs incurred as a result of hiring our new Chief Executive Officer, such as legal fees. Of the increases in the three and six-month periods ended September 30, 2009, $0.3 million related to non-cash, stock-based compensation expense recognized for equity awards granted to our new Chief Executive Officer and $0.3 million related to increased non-cash compensation expense associated with two directors who departed from the board. Please refer to Note 4 of Notes to Condensed Consolidated Financial Statements. In addition, we incurred $0.5 million related to one-time costs associated with certain organizational changes. Please refer to Note 9 of Notes to Condensed Consolidated Financial Statements.

Selling and administrative expenses also increased as a percentage of revenue to 36.5% and 34.7%, respectively, for the three and six-month periods ended September 30, 2009 compared to 27.4% and 27.0%, respectively, for the comparable periods of the prior fiscal year as a result of the higher overall costs combined with lower revenues. We expect selling and administrative expenses to continue to increase with the additional non-cash, stock-based compensation expense that will be recognized in future quarters related to awards made in connection with the hiring of our new Chief Operating Officer and Chief Financial Officer.

Provision for Doubtful Accounts and Notes

Our provision for doubtful accounts and notes increased $0.1 million, or 202.4%, to $127,000 in the second quarter of fiscal 2010 compared to $42,000 in the second quarter of fiscal 2009 and increased $0.2 million, or 144.3%, to $0.3 million in the six-month period ended September 30, 2009 compared to $0.1 million in the same period of the prior fiscal year. The increases were primarily due to increases in accounts written off because the amounts owed were determined to be uncollectible and those amounts exceeded the amount we could recover from our Program Suppliers. We expect this trend to continue during the remainder of fiscal 2010.

Income Taxes

Our effective tax rate was 14.4% and 43.7% in the six-month periods ended September 30, 2009 and 2008, respectively. The fiscal 2010 rate was positively impacted by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes, and a tax benefit of $0.2 million relating to a reduction in our tax contingencies due to a lapse of the applicable statute of limitations on tax positions taken in prior fiscal years. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes, offset by the favorable adjustments noted above.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2010.

Cash and cash equivalents and marketable securities increased $3.6 million to $38.1 million at September 30, 2009 compared to $34.5 million at March 31, 2009. This increase resulted primarily from $4.7 million provided by operating activities and $0.3 million provided from the issuance of our common stock from the exercise of stock options, partially offset by $1.6 million used for the purchase of equipment and capitalized IT costs and by $0.3 million used for the repurchase of our common stock.

Accounts and notes receivable, net of allowances, decreased $3.4 million to $13.0 million at September 30, 2009 compared to $16.4 million at March 31, 2009, primarily due to lower PPT Division revenues.

During the first six months of fiscal 2010, we spent $1.6 million on property and equipment, including $1.4 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $4.1 million on property and equipment in all of fiscal 2010, including approximately $3.4 million for the capitalization of internally developed software, primarily for our business information service offerings as we expand our Multi-Screen Essentials™ lines of business. The remaining capital expenditures in fiscal 2010 will be primarily for computer equipment.

Accounts payable decreased $1.2 million to $5.5 million at September 30, 2009 compared to $6.7 million at March 31, 2009, primarily due to the timing of payments due to Program Suppliers.

Deferred revenue of $0.6 million at September 30, 2009 and $1.5 million at March 31, 2009 included amounts related to quarterly or annual subscriptions to our services. The March 31, 2009 balance also included amounts related to a long-term agreement with a customer/supplier relating to our TV Essentials™ line of business noted previously. As of September 30, 2009, we had received payments totaling $1.1 million and incurred related costs of $0.1 million, both of which were recognized during the quarter ended September 30, 2009.

Deferred rent, current and long-term, of $1.1 million at September 30, 2009 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease terms. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We repurchased 29,850 shares in the first six months of fiscal 2010 at an average price of $10.13 per share, all of which occurred during the first quarter of fiscal 2010. Through September 30, 2009, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. No additional shares have been repurchased since September 30, 2009. This plan does not have an expiration date. We do not have an established plan for definitive repurchases of shares in any period.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants. At September 30, 2009, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our fiscal 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009.

New Accounting Pronouncements

See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

Our annual meeting of shareholders was held on August 20, 2009, at which time the shareholders elected eight nominees for director to our Board of Directors and voted on one additional proposal.

The eight directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld From Voting
Thomas D. Allen	8,072,596	1,361,341
Richard Hochhauser	9,314,827	119,110
George H. Kuper	8,887,112	546,825
William P. Livek	9,314,827	119,110
Anne MacDonald	9,314,827	119,110
Paul A. Rosenbaum	9,096,067	337,870
Brent Rosenthal	9,309,061	124,876
Ralph R. Shaw	9,045,001	388,936

In addition, the shareholders voted on the amendment and restatement of the 2005 Stock Incentive Plan as follows:

Number of Shares Voting For:	Number of Shares Voting Against:	Number of Shares Abstaining:	Number of Broker Non-Votes:
4,016,322	1,870,777	448,650	3,098,188

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Bylaws of Rentrak Corporation as amended through June 15, 2009.(1)

10.1	Employment Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.(2)

10.2	Non-Qualified Stock Option Award Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.(3)

10.3	Restricted Stock Unit Award Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.(4)*

10.4	Stock-Settled Stock Appreciation Rights Award Agreement, dated June 15, 2009, between Rentrak Corporation and William P. Livek.(5)

10.5	Amended and Restated Employment Agreement, dated June 15, 2009, between Rentrak Corporation and Paul A. Rosenbaum.(6)

10.6	Amended and Restated Employment Agreement, dated October 15, 2009, between Rentrak Corporation and David I. Chemerow.

10.7	Non-Qualified Stock Option Award Agreement, dated October 1, 2009, between Rentrak Corporation and David I. Chemerow.

10.8	Restricted Stock Unit Award Agreement, dated October 1, 2009, between Rentrak Corporation and David I. Chemerow.*

10.9	Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan.(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.2 to Form 8-K as filed with the Securities and Exchange Commission on June 19, 2009.
(2)	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2009.
(3)	Incorporated by reference to Exhibit 10.2 to Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2009.
(4)	Incorporated by reference to Exhibit 10.3 to Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2009.
(5)	Incorporated by reference to Exhibit 10.4 to Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2009.
(6)	Incorporated by reference to Exhibit 10.5 to Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 26, 2009.
*	Portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009	RENTRAK CORPORATION

	By:	/s/ DAVID I. CHEMEROW
David I. Chemerow
Chief Operating Officer and Chief Financial Officer