Form 10-Q
period 2009-12-31
RENTRAK CORP
filed 2010-02-09
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,561,662
(Class)	(Outstanding at February 2, 2010)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	December 31, 2009	March 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,030	$4,601
Marketable securities	36,154	29,874
Accounts and notes receivable, net of allowances for doubtful accounts of $579 and $597	16,857	16,406
Taxes receivable and prepaid taxes	1,014	1,231
Other current assets	773	1,095

Total Current Assets	56,828	53,207

Property and equipment, net of accumulated depreciation of $11,112 and $9,472	6,928	6,128
Other assets	531	543

Total Assets	$64,287	$59,878

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,019	$6,738
Accrued liabilities	868	595
Accrued compensation	1,219	1,100
Deferred revenue	791	1,530

Total Current Liabilities	11,897	9,963

Deferred rent, long-term portion	939	982
Deferred income tax liabilities	470	714
Taxes payable, long-term	1,098	1,242

Total Liabilities	14,404	12,901

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,549 and 10,421	11	11
Capital in excess of par value	47,735	45,504
Accumulated other comprehensive income (loss)	93	(203)
Retained earnings	2,044	1,665

Total Stockholders’ Equity	49,883	46,977

Total Liabilities and Stockholders’ Equity	$64,287	$59,878

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue	$23,110	$22,973	$66,070	$72,653
Cost of sales	16,509	15,752	43,648	48,915

Gross margin	6,601	7,221	22,422	23,738

Operating expenses:
Selling and administrative	7,795	6,701	22,704	20,136
Provision for doubtful accounts and notes	119	45	417	167

	7,914	6,746	23,121	20,303

Income (loss) from operations	(1,313)	475	(699)	3,435
Other income:
Interest income, net	509	388	1,014	762

Income (loss) before income taxes	(804)	863	315	4,197
Provision (benefit) for income taxes	(225)	(375)	(64)	1,081

Net income (loss)	$(579)	$1,238	$379	$3,116

Basic net income (loss) per share	$(0.05)	$0.12	$0.04	$0.29

Diluted net income (loss) per share	$(0.05)	$0.11	$0.03	$0.28

Shares used in per share calculations:
Basic	10,565	10,538	10,499	10,587

Diluted	10,565	10,994	10,994	11,104

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$379	$3,116
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,642	1,256
Stock-based compensation	1,493	393
Other adjustments	(11)	991
(Increase) decrease in:
Accounts and notes receivable	(475)	(3,284)
Taxes receivable and prepaid taxes	217	(752)
Other assets	283	427
Increase (decrease) in:
Accounts payable	2,281	3,037
Deferred revenue	(739)	694
Other liabilities	206	192

Net cash provided by operating activities	5,276	6,070

Cash flows from investing activities:
Proceeds from the sale of investments	—	4,986
Purchase of marketable securities	(6,154)	(30,000)
Purchase of property and equipment	(2,507)	(1,785)

Net cash used in investing activities	(8,661)	(26,799)

Net cash provided by (used in) financing activities	581	(1,143)

Effect of foreign exchange translation on cash	233	(155)

Decrease in cash and cash equivalents	(2,571)	(22,027)

Cash and cash equivalents:
Beginning of period	4,601	26,862

End of period	$2,030	$4,835

Supplemental cash flow information:
Income taxes paid	$351	$809
Income tax refunds	396	—
Deferred gain related to forgiven loan for capital assets	—	219
Unrealized gains (losses) on marketable securities, net of tax of $54 and $218	75	(286)

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess	Cumulative Other Comprehensive Income	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	of Par Value	(Loss)	Deficit)	Equity
Balance at March 31, 2007	10,723,728	$11	$48,155	$132	$(6,963)	$41,335

Net income	—	—	—	—	4,594	4,594
Reclassification adjustment relating to substantial liquidation of foreign investment				(181)		(181)
Unrealized gain on foreign currency translation	—	—	—	219	—	219

Comprehensive income						4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—	1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—	(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—	—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—	650
Stock-based compensation expense - options	—	—	325	—	—	325
Common stock repurchased	(282,799)	—	(3,253)	—	—	(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)	(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—	493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)	43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense - options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	379	379
Unrealized gain on foreign currency translation	—	—	—	221	—	221
Unrealized gain on investments, net of tax	—	—	—	75	—	75

Comprehensive income						675
Common stock issued pursuant to stock plans	92,325	—	879	—	—	879
Common stock issued in exchange for deferred stock units	66,000	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	567	—	—	567
Stock-based compensation expense - options	—	—	363	—	—	363
Stock-based compensation expense - restricted stock units	—	—	563	—	—	563
Common stock repurchased	(29,850)	—	(302)	—	—	(302)
Income tax effect from stock-based compensation	—	—	161	—	—	161

Balance at December 31, 2009	10,549,412	$11	$47,735	$93	$2,044	$49,883

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine-month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2009 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2. Net Income (Loss) Per Share

Following is a reconciliation of the shares used for the basic earnings (loss) per share (“EPS”) and diluted EPS calculations (in thousands):

	Three Months Ended Dec. 31,			Nine Months Ended Dec. 31,
	2009		2008	2009		2008
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)	10,565	(1)	10,538	10,499	(1)	10,587
Diluted EPS:
Effect of dilutive DSUs and stock options	—		456	495		517

	10,565		10,994	10,994		11,104

Options not included in diluted EPS as they would be antidilutive	1,219		45	153		—

Deferred stock units (“DSUs”) not included in diluted EPS as they would be antidilutive	94		—	—		—

Performance-based grants not included in diluted EPS	724		345	724		345

(1)	Includes 48,500 vested DSUs that will not be issued until the directors holding the DSUs retire from our Board of Directors.

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

Certain information by segment was as follows (in thousands):

	PPT	AMI		Other(1)	Total
Three months ended December 31, 2009
Sales to external customers	$18,804	$4,306		$—	$23,110
Gross margin	4,532	2,069	(2)		6,601
Income (loss) from operations	2,709	(434	)(2)	(3,588)	(1,313)

Three months ended December 31, 2008
Sales to external customers	$19,749	$3,224		$—	$22,973
Gross margin	4,836	2,385		—	7,221
Income (loss) from operations	2,937	208		(2,670)	475

Nine months ended December 31, 2009
Sales to external customers	$53,168	$12,902		$—	$66,070
Gross margin	14,482	7,940	(2)		22,422
Income (loss) from operations	8,786	698	(2)	(10,183)	(699)

Nine months ended December 31, 2008
Sales to external customers	$63,299	$9,354		$—	$72,653
Gross margin	16,484	7,254		—	23,738
Income (loss) from operations	10,377	768		(7,710)	3,435

(1)	Includes revenue and expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.
(2)	Includes a one-time fee of $0.9 million relating to data integration services.

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

Equity Awards granted to William P. Livek

During the first quarter of fiscal 2010, we granted equity awards to our Chief Executive Officer, William P. Livek, who was appointed in June 2009. He received stock options to purchase 200,000 shares of our common stock and stock-settled stock appreciation rights (“SSARs”) relating to 75,000 shares of our common stock, which have an exercise or base price, respectively, of $14.50 per share, vest in equal amounts over four years and have a 10-year term. The fair value of these awards was determined to be $1.5 million using the Black-Scholes valuation model. Of this amount, $0.3 million was recognized through the third quarter of fiscal 2010 and included in Selling and administrative expenses. Upon termination without cause or for good reason, up to 100,000 stock options and two annual installments of the SSARs will vest to the extent not previously vested. If a change in control of Rentrak occurs, the awards will vest in full.

We also granted 213,750 restricted stock units (“RSUs”) to Mr. Livek. Each of the RSUs represents a contingent right to receive one share of our common stock and will vest upon satisfaction of performance goals tied to achievement of either (a) specified levels of earnings before interest, taxes, depreciation and amortization, as modified by subtracting certain other expenditures, over the current and next two fiscal years (the “EBITDA Condition”), or (b) trading-price targets for our common stock ranging from $20 to $40 per share for 65 consecutive trading days during the period of June 15, 2009 through March 31, 2013 (the “Market Condition”). The fair value of the RSUs relating to the Market Condition was estimated to be $1.3 million, based on a Monte Carlo simulation, $0.4 million of which was recognized through the third quarter of fiscal 2010 and included in Selling and administrative expenses. As of December 31, 2009, no compensation expense had been recognized for the EBITDA Condition as we do not currently believe the condition is likely to be achieved.

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

Deferred Stock Units

During the first half of fiscal 2010, we granted 81,000 DSUs to members of our Board of Directors, which vest in three equal annual installments, beginning one year after the date of grant. The total value of the DSUs granted was $0.9 million and will be recognized over the three-year vesting period. Of this amount, $0.1 million was recognized through the third quarter of fiscal 2010 and included in Selling and administrative expenses.

During the second quarter of fiscal 2010, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of awards representing 24,000 DSUs and recognized $0.3 million of compensation expense related to these transactions in the second quarter of fiscal 2010.

Equity Awards Granted to David I. Chemerow

In connection with the hiring of David I. Chemerow as our Chief Operating Officer and Chief Financial Officer effective October 1, 2009, we issued stock options to purchase 121,750 shares of our common stock with an exercise price of $17.22 per share, a four-year vesting period and a ten-year term. The fair value of these stock options was determined to be $0.8 million using the Black-Scholes valuation model. We recorded expense of $50,000 associated with these awards in Selling and administrative expenses in the third quarter of fiscal 2010. Upon termination without cause or for good reason, two annual installments of stock options will vest to the extent not previously vested. If a change in control of Rentrak occurs on or after April 1, 2010, the stock options will vest in full.

Mr. Chemerow was also granted 131,173 RSUs, each of which represents a contingent right to receive one share of our common stock. The RSUs will vest upon satisfaction of performance goals which are similar to Mr. Livek’s RSU award. The fair value of the RSUs relating to the Market Condition was estimated to be $1.2 million, based on a Monte Carlo simulation, $0.2 million of which was recognized in the third quarter of fiscal 2010 and included in Selling and administrative expenses. As of December 31, 2009, no compensation expense had been recognized for the EBITDA Condition as we do not currently believe the condition is likely to be achieved.

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

Other

In addition, certain other immaterial stock-based awards were granted during the first two quarters of fiscal 2010. We recognized $32,000 of expense related to these awards through the third quarter of fiscal 2010 which was included in Selling and administrative expenses.

Note 5. Marketable Securities and Fair Market Value Disclosures

Following are the disclosures related to our financial assets (in thousands):

	December 31, 2009
	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond funds	$36,154	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis. All of our other current assets and liabilities approximate their fair value.

Note 6. Stock Repurchases

During the nine-month period ended December 31, 2009, we repurchased a total of 29,850 shares of our common stock, at an average price of $10.13 per share, which totaled approximately $0.3 million. All of these shares were repurchased during the first quarter of fiscal 2010. The stock repurchase plan, approved by our Board of Directors in January 2006, authorizes the purchase of up to 1,000,000 shares of our common stock and does not have an expiration date. Following these repurchases, a total of 723,367 shares had been repurchased pursuant to this plan at an average price of $10.78 per share and 276,633 shares remained available for repurchase under this plan.

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

Note 8. Organizational Changes

During the second quarter of fiscal 2010, we made organizational changes relating to the expansion of our AMI Division and other business needs. As a result of these changes, we recognized severance related costs of approximately $0.4 million, as well as legal costs of $0.1 million during the second quarter of fiscal 2010. We incurred an additional $0.1 million during the third quarter of fiscal 2010 related to relocation expenses associated with hiring our new Chief Operating Officer and Chief Financial Officer, David I. Chemerow.

Note 9. Acquisition of Nielsen’s EDI Business

On January 29, 2010, we acquired 100% of the shares of Nielsen EDI Limited, a private limited liability company incorporated and registered under the laws of England and Wales, and certain of The Nielsen Company (U.S.), LLC (the “Seller”) assets in the United States, Australia, Germany, France, Mexico,

Argentina, Brazil and Spain relating exclusively to the portion of the Seller’s business that provides comparable information and services which are similar to our Box Office Essentials™ line of business (collectively, the “EDI-Business”).

As consideration for the acquisition of the EDI-Business, we paid a purchase price of $15.0 million plus $1.8 million for working capital. We also entered into a Data License Agreement with the Seller that provides continued access to certain box office sales information for certain of the Seller’s existing products and services that currently use or feature such data and a Transition Services Agreement that will provide certain services to us on a transitional basis.

We incurred $0.4 million in acquisition costs during the third quarter of fiscal 2010 and expect to incur additional amounts in the fourth quarter of fiscal 2010. Such costs are included as a component of selling and administrative expenses.

The initial accounting relating to this acquisition has not been finalized as of the filing of this Form 10-Q. As such, the required supplemental pro forma information and other disclosures are not yet available and will be included under cover of Form 8-K filed on or before April 15, 2010.

Note 10. Debt Covenant Waiver

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of those covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter end. Wells Fargo Bank N.A. waived this requirement for the quarter ended December 31, 2009. At December 31, 2009, we had no outstanding borrowings under this agreement.

Note 11. New Accounting Pronouncements

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

Note 12. Subsequent Events

We have considered all events that have occurred subsequent to December 31, 2009 and through February 9, 2010, the date the financial statements as of and for the period ended December 31, 2009 were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and their performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; and the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2009 Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009. Except as described in Item 1A below, these risk factors have not significantly changed since the filing of the fiscal 2009 Form 10-K.

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

Our PPT Division also includes our Direct Revenue Sharing (“DRS”) services, which encompasses the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Movie Gallery and Netflix, to our respective DRS clients, for rented entertainment content received both on physical product as well as digitally, under established agreements on a fee for service basis.

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

In an effort to stabilize and maintain our current level of overall PPT revenue and earnings, we have implemented strategies to obtain new Participating Retailers, as well as assist in the retention and growth of our current Participating Retailers. The popularity of other choices an end consumer has to obtain entertainment content has been growing and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect their market share to experience annual percentage declines and we are evaluating other initiatives to offset the effect this trend has on our PPT revenue and earnings.

We continue to be in good standing with our Program Suppliers, and we make on-going efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings, such as the addition of Blu-ray product.

We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers typically may be terminated without cause upon thirty days’ written notice by either party.

AMI and Other Divisions

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our suite of business information services has been well received in the various targeted markets to date, as our offerings fit well with the needs identified by those market participants. Our Essentials™ business information service offerings that are fully operational and no longer in significant stages of development, realized a revenue increase of $3.5 million, or 37.9%, in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. During the second quarter of fiscal 2010, we completed a long-term contract and recognized $1.1 million of revenue, which had previously been deferred.

The AMI Division lines of business which contribute most of the revenues currently are:

•	Box Office Essentials™, which reports domestic and international gross receipt theatrical ticket sales; and

•	Multi-Screen Essentials™, which includes OnDemand Essentials™, which measures and reports anonymous video on demand (“VOD”) usage data, TV Essentials™ and Mobile Essentials™.

We are making significant investments in TV Essentials™, which provides our clients with the ability to analyze anonymous audience viewing of programming and advertising across linear and interactive television and Digital Video Recorder (“DVR”), and have begun generating corresponding revenues.

Box Office Essentials™ primarily reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is primarily obtained via electronic connectivity to theater box offices and currently collected for virtually all movie theaters in North America, Guam and Puerto Rico with recent expansion into Russia. Also, on January 29, 2010, we acquired Nielsen’s EDI-Business with operations in the United Kingdom, Australia, Germany, France, Mexico, Argentina, Spain and Brazil. Please see Note 9 of Notes to Condensed Consolidated Financial Statements. We continue to make on-going efforts to strengthen our business relationships with our existing clients and theaters as well as focus on our syndication services and international expansion plans.

OnDemand Essentials™ provides multi-channel operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the performance of on demand content. We currently have over 100 OnDemand Essentials™ service clients and 37 operator partners representing over 70 million set-top boxes (“STBs”), including the top 25 cable operators that offer video on demand programming. One of our new operator partners is Rogers Communications, the largest multi-channel provider in Canada, opening up further sales opportunities. We are well positioned to continue to grow this business by adding new clients and adjusting rates as the business activity increases and as advanced advertising technology is rolled out by the industry.

TV Essentials’™ comprehensive suite of research tools enables customers to analyze anonymous audience viewing of programming and advertising across linear and interactive television, video on demand and DVR across all three TV platforms — cable, satellite and telco TV. Utilizing proprietary technology to process massive amounts of click-stream data, our TV Essentials™ system is able to aggregate and report second-by-second information from 100 million digital STBs. Today, based on data from our current operator partners across multiple platforms, we are translating viewing patterns from over 15 million digital STBs into insights for our clients. We have announced 7 national network subscribers and expect continued growth.

On February 4, 2010, we expanded our agreement with DISH Network (“Dish”) and entered into a multi-year contract, which will allow us to commercially integrate Dish viewing data into TV Essentials™. The Dish relationship includes DVR and iTV reporting, which can be rolled out to other partners once the data to drive those services becomes available to us. We have developed the capability to overlay segmentation databases to help our clients clearly define their advertising messages to consumers and we continue to build our research capabilities to move our products from data to knowledge-based products and services.

Mobile Essentials™ has been developed to provide a comprehensive system to track usage and consumer dynamics in the mobile sector including video, video clips, games, music, mobile web, small message servicing (“SMS”) data (also known as text messaging), ring tones, wallpaper and other mobile content. In August 2009, FLO TV and Rentrak announced the launch of the first comprehensive audience measurement and reporting system for multicast mobile TV in the U.S. On February 2, 2010, we announced that we are working in tandem with Open Mobile Video Coalition (“OMVC”) and Harris Interactive to study consumer viewing trend patterns processed using our Mobile Essentials™ services. Additionally, to serve the video Internet space, we have launched Internet TV Essentials™ and Digital Download Essentials. We have announced a trial with NBCU for Digital Download Essentials and have another content provider as a beta user of Internet TV Essentials™. Our multi-platform product is in active development and will serve as the link tying all products together as we work toward measuring and comparing entertainment consumption across multiple platforms, which will help us expand our Multi-Screen Essentials™ suite of services.

We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings in the short-term. For example, during the first nine months of fiscal 2010, we invested heavily in our Multi-Screen Essentials™ line of businesses, including expansion of our executive, sales and marketing team located in New York City, New York, which reduced our gross margin as a percentage of sales. Cost of sales in the third quarter of 2010 also included a $0.9 million one-time fee relating to data integration services. In addition, Selling and administrative expenses included $0.4 million of acquisition costs relating to international expansion in the nine-month period ended December 31, 2009. Longer-term, we believe we will be able to leverage these investments in order to provide significant future revenue and earnings streams and contribute to our overall success.

Sources of Revenue

Revenue by segment includes the following:

PPT Division

•

transaction fees generated when retailers rent Units to consumers; additionally, certain arrangements include guaranteed minimum revenues from our customers; we recognize the guaranteed minimum revenue on the street (release) date, provided all other revenue recognition criteria are met;

•	sell-through fees generated when retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when retailers purchase Units at the end of the lease term;

•	DRS fees from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees generated when Units are ordered by, and distributed to, Participating Retailers.

AMI Division

Subscription fee revenues from:

•	Box Office Essentials™;

•	Home Entertainment Essentials™; and

•	Multi-Screen Essentials™, which includes OnDemand Essentials™, TV Essentials™ and Mobile Essentials™.

Other Division

•

revenue relating to other products and/or services that are still in the development stage, including AdEssentials™, which will capture census-level data regarding viewing patterns of on demand advertising for reporting to marketers and advertising agencies.

Results of Operations

Certain information by segment was as follows (in thousands):

	PPT	AMI		Other(1)	Total
Three months ended December 31, 2009
Sales to external customers	$18,804	$4,306		$—	$23,110
Gross margin	4,532	2,069	(2)		6,601
Income (loss) from operations	2,709	(434	)(2)	(3,588)	(1,313)

Three months ended December 31, 2008
Sales to external customers	$19,749	$3,224		$—	$22,973
Gross margin	4,836	2,385		—	7,221
Income (loss) from operations	2,937	208		(2,670)	475

Nine months ended December 31, 2009
Sales to external customers	$53,168	$12,902		$—	$66,070
Gross margin	14,482	7,940	(2)		22,422
Income (loss) from operations	8,786	698	(2)	(10,183)	(699)

Nine months ended December 31, 2008
Sales to external customers	$63,299	$9,354		$—	$72,653
Gross margin	16,484	7,254		—	23,738
Income (loss) from operations	10,377	768		(7,710)	3,435

(1)	Includes revenue and expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.
(2)	Includes a one-time fee of $0.9 million relating to data integration services.

Revenue

Revenue increased $0.1 million, or 0.6%, to $23.1 million in the three-month period ended December 31, 2009 (the third quarter of fiscal 2010) compared to $23.0 million in the three-month period ended December 31, 2008 (the third quarter of fiscal 2009). Revenue decreased $6.6 million, or 9.1%, to $66.1 million in the nine-month period ended December 31, 2009 compared to $72.7 million in the nine-month period ended December 31, 2008. In the three and nine-month periods, the decrease in PPT Division revenues was offset by increases in AMI Division revenues. These fluctuations are described in more detail below.

PPT Division

PPT revenues decreased $0.9 million, or 4.8%, in the three-month period ended December 31, 2009 compared to the same period of the prior fiscal year and decreased $10.1 million, or 16.0%, in the nine-month comparable periods as detailed below (in thousands):

	Three Months Ended Dec. 31,		Dollar Change
	2009	2008		% Change
Transaction fees	$12,533	$12,756	$(223)	(1.7)%
Sell-through fees	2,765	3,294	(529)	(16.1)%
DRS	1,075	1,438	(363)	(25.2)%
Other	2,431	2,261	170	7.5%

	$18,804	$19,749	$(945)	(4.8)%

	Nine Months Ended Dec. 31,		Dollar Change
	2009	2008		% Change
Transaction fees	$34,836	$41,438	$(6,602)	(15.9)%
Sell-through fees	8,306	10,078	(1,772)	(17.6)%
DRS	4,051	4,606	(555)	(12.1)%
Other	5,975	7,177	(1,202)	(16.7)%

	$53,168	$63,299	$(10,131)	(16.0)%

The decreases in transaction fees were primarily due to fewer rental transactions at our Participating Retailers, which decreased 12.5% and 13.4%, respectively, while the rate per transaction increased 12.3% and decreased 2.9%, respectively, including the impact of minimum guarantees, in the three and nine-month periods ended December 31, 2009 compared to the same periods of the prior fiscal year. The decreases in transactions were due in part to volume decreases as a result of the cumulative effect of fewer theatrical releases by our Program Suppliers in the nine-month period, as well as continued changing market conditions, including changes in consumer behavior, technological advances in entertainment content delivery and the perceived value of other home video entertainment alternatives. The increase in the rate per transaction in the third quarter of fiscal 2010 was a result of the timing of releases with guaranteed Units.

The decreases in sell-through fees were primarily due to a 17.7% and a 17.8% decrease in the number of used sale transactions, respectively, as a result of an overall decline in Units available for sale. Units shipped decreased 11.0% and 18.0%, respectively.

The decreases in DRS fees were primarily due to decreases in the number of transactions processed as a result of overall declines in activity experienced by DRS brick and mortar retailers.

AMI Division

Revenues from our AMI division increased $1.1 million, or 33.6%, and $3.5 million, or 37.9%, respectively, in the three and nine-month periods ended December 31, 2009 compared to the same periods of the prior fiscal year.

Box Office Essentials™ revenues increased $0.1 million, or 9.6%, and $0.2 million, or 5.5%, respectively, in the three and nine-month periods ended December 31, 2009 compared to the same periods of the prior fiscal year, primarily as a result of international expansion.

OnDemand Essentials™ revenues increased $0.3 million, or 20.6%, and $0.8 million, or 20.7%, respectively, due to a combination of obtaining new clients and rate increases to existing clients.

TV Essentials™, which began generating recurring revenue for us in the second half of fiscal 2009, contributed $0.6 million and $2.4 million, respectively, to the revenue increases. During the fourth quarter of fiscal 2008 when TV Essentials™ was still in development, we entered into a long-term agreement with a customer/supplier relating to this line of business, in which we began to develop reporting tools specifically relating to their unique business requirements. We deferred this revenue, applying the completed-contract method. During the second quarter of fiscal 2010, we substantially completed this contract and recognized the $1.1 million of revenue and $0.1 million of related costs.

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

Cost of sales increased $0.8 million, or 4.8%, and decreased $5.3 million, or 10.8%, respectively, in the three and nine-month periods ended December 31, 2009 compared to the same periods of the prior fiscal year. Cost of sales as a percentage of revenue was 71.4% and 66.1%, respectively, in the three and nine-month periods ended December 31, 2009 compared to 68.6% and 67.3%, respectively, in the same periods of the prior fiscal year.

The increase in cost of sales in the three-month period ended December 31, 2009 compared to the same period of the prior fiscal year was primarily due to a one-time fee of $0.9 million in our AMI Division relating to data integration services, as well as an increase within the AMI Division due to increased costs associated with purchasing data within OnDemand and Multi-Screen Essentials™ services and increased costs associated with amortizing capitalized internally developed software used to provide those services. These factors were partially offset by lower cost of sales in the PPT Division due to lower revenues and other factors as discussed above. In the nine-month period ended December 31, 2009 compared to the same period of the prior fiscal year, the increased AMI Division costs were more than offset by the impact on cost of sales from lower PPT Division revenues. We achieve higher gross margins on our AMI Division revenue than on our PPT Division revenue. In addition, the nine-month period ended December 31, 2009 included the recognition of $0.1 million of previously deferred costs associated with the completion of the long-term contract noted above.

The increase in cost of sales as a percentage of revenue in the three-month period ended December 31, 2009 compared to the same period of the prior fiscal year was primarily due to the increased AMI Division costs discussed above, partially offset by a larger percentage of our revenue being generated by our AMI Division. In the nine-month period ended December 31, 2009, the increases due to the increased AMI Division costs were more than offset by a larger percentage of our revenue being generated by our AMI Division.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $1.1 million, or 16.3%, to $7.8 million in the third quarter of fiscal 2010 compared to $6.7 million in the third quarter of fiscal 2009 and increased $2.6 million, or 12.8%, to $22.7 million in the nine-month period ended December 31, 2009 compared to $20.1 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and nine-month periods ended December 31, 2009 compared to the same periods of the prior fiscal year were primarily due to the continued expansion of our Multi-Screen Essentials™ line of business, including the expansion of our executive, marketing and sales team and office in New York, costs associated with hiring our new Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer and costs relating to the acquisition of Nielsen’s EDI-Business. Such costs are detailed below:

	Three months ended December 31, 2009 vs. three months ended December 31, 2008 (In millions)	Nine months ended December 31, 2009 vs. nine months ended December 31, 2008 (In millions)
Non-cash, stock-based compensation expense recognized for equity awards granted to our new Chief Executive Officer and our new Chief Operating Officer and Chief Financial Officer	$0.5	$0.9
Non-cash, stock-based compensation related to two directors who departed from our Board of Directors	—	$0.3
Costs related to organizational changes, including relocation costs for our new Chief Operating Officer	$0.1	$0.6
Acquisition-related costs	$0.4	$0.4
Other	$0.1	$0.4

	$1.1	$2.6

Please refer to Notes 4, 8 and 9 of Notes to Condensed Consolidated Financial Statements.

Selling and administrative expenses also increased as a percentage of revenue to 33.7% and 34.4%, respectively, for the three and nine-month periods ended December 31, 2009 compared to 29.2% and 27.7%, respectively, for the comparable periods of the prior fiscal year as a result of the higher overall costs for both periods combined with lower revenues in the nine-month period. We expect Selling and administrative expenses to continue to increase due to additional costs related to the acquisition of the EDI-Business as we fully integrate our respective systems, personnel and other resources over the next six to nine months.

Provision for Doubtful Accounts and Notes

Our provision for doubtful accounts and notes increased $0.1 million, or 164%, to $119,000 in the third quarter of fiscal 2010 compared to $45,000 in the third quarter of fiscal 2009 and increased $0.2 million, or 150%, to $0.4 million in the nine-month period ended December 31, 2009 compared to $0.2 million in the same period of the prior fiscal year. The increases were primarily due to increases in accounts written off because the amounts owed were determined to be uncollectible and those amounts exceeded the amount we could recover from our Program Suppliers. We expect this trend to continue during the remainder of fiscal 2010.

Income Taxes

Our effective tax rate was a benefit of 20.3% and an expense of 25.8% in the nine-month periods ended December 31, 2009 and 2008, respectively. The fiscal 2010 rate was positively impacted by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxation, and a tax benefit of $0.2 million relating to a reduction in our tax contingencies due to a lapse of the applicable statute of limitations on tax positions taken in prior fiscal years.

The fiscal 2009 rate was positively impacted by federal and state research and experimentation credits, earnings on investments in federally tax exempt municipal bonds and favorable tax return adjustments related to the filing of our fiscal 2008 tax returns.

Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes, offset by the favorable adjustments noted above.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investment income and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2010.

Cash and cash equivalents and marketable securities increased $3.7 million to $38.2 million at December 31, 2009 compared to $34.5 million at March 31, 2009. This increase resulted primarily from $5.3 million provided by operating activities and $0.9 million provided from the issuance of our common stock from the exercise of stock options, partially offset by $2.5 million used for the purchase of equipment and capitalized IT costs and by $0.3 million used for the repurchase of our common stock.

Accounts and notes receivable, net of allowances, increased $0.5 million to $16.9 million at December 31, 2009 compared to $16.4 million at March 31, 2009, primarily due to an increase in revenues in the third quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.

During the first nine months of fiscal 2010, we spent $2.5 million on property and equipment, including $2.1 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $4.0 million on property and equipment in all of fiscal 2010, including approximately $3.0 million for the capitalization of internally developed software, primarily for our business information service offerings as we expand our Multi-Screen Essentials™ lines of business and integrate and/or replace systems relating to the EDI-Business acquisition. The remaining capital expenditures in fiscal 2010 will be primarily for computer equipment.

Accounts payable increased $2.3 million to $9.0 million at December 31, 2009 compared to $6.7 million at March 31, 2009, primarily due to the timing of payments due to Program Suppliers.

Deferred revenue of $0.8 million at December 31, 2009 and $1.5 million at March 31, 2009 included amounts related to quarterly or annual subscriptions to our services. The March 31, 2009 balance also included amounts related to a long-term agreement with a customer/supplier relating to our TV Essentials™ line of business noted previously. As of December 31, 2009, we had received payments totaling $1.1 million and incurred related costs of $0.1 million, both of which were recognized in the second quarter of fiscal 2010.

Deferred rent, current and long-term, of $1.0 million at December 31, 2009 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease terms. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We repurchased 29,850 shares in the first nine months of fiscal 2010 at an average price of $10.13 per share, all of which occurred during the first quarter of fiscal 2010. Through December 31, 2009, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. No additional shares have been repurchased since December 31, 2009. This plan does not have an expiration date. We do not have an established plan for definitive repurchases of shares in any period.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of those covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter end. Wells Fargo Bank N.A. waived this requirement for the quarter ended December 31, 2009. At December 31, 2009, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our fiscal 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009.

New Accounting Pronouncements

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 includes a detailed discussion of our risk factors. Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our fiscal 2009 Form 10-K, which was filed with the Securities and Exchange Commission on June 11, 2009.

Current or future acquisitions may be costly, difficult to integrate with our operations, divert management resources and negatively impact our financial results.

As part of our business strategy, we have made, and may continue to make, acquisitions of, or investments in, companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities.

On January 29, 2010, we acquired 100% of the shares of Nielsen EDI Limited, a private limited liability company incorporated and registered under the laws of England and Wales, and certain of The Nielsen Company (U.S.), LLC (the “Seller”) assets in the United States, Australia, Germany, France, Mexico, Argentina, Brazil and Spain relating exclusively to the portion of the Seller’s business that provides information and services which are similar to our Box Office Essentials™ line of business (collectively, the “EDI-Business”). If we fail to successfully integrate the EDI-Business or any additional businesses, products or technologies, we may not achieve anticipated revenue and cost benefits.

We may acquire companies, products or technologies in the future, which could pose risks to our operating results including:

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	diversion of management’s attention from our existing business;

•	adverse effects on relationships with our existing suppliers, customers or partners; and

•	the impairment of intangible assets acquired.

Because we have operations outside of the United States, we are subject to political, economic, cultural and other international conditions that could result in increased operating expenses and increased regulations of our products, services and human resources. These factors may make it difficult to maintain adequate operating and financial controls and could negatively impact our results of operations, financial condition and liquidity.

Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	difficulties in collecting accounts receivable, including longer payment cycles;

•	travel and transportation difficulties resulting from actual or perceived health and safety risks;

•	political and economic instability;

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	risk and increased costs relating to personnel management as a result of governmental regulations in the countries in which we operate.

ITEM 6. EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1	Master Purchase Agreement, dated as of December 14, 2009, by and between Rentrak Corporation and The Nielsen Company (US), LLC (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K). Incorporated by reference to Exhibit 2.1 to Form 8-K filed February 4, 2010.

2.2	Amendment No. 1 to the Master Purchase Agreement, dated as of January 29, 2010 (the exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K). Incorporated by reference to Exhibit 2.2 to Form 8-K filed February 4, 2010.

10.1	First Amendment dated December 1, 2009 to Credit Agreement dated December 1, 2008 between Rentrak Corporation and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2010	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer