Form 10-K
period 2010-03-31
RENTRAK CORP
filed 2010-06-14
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($17.86) as reported by the Nasdaq Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2009), was $183,471,226.

The number of shares outstanding of the Registrant’s Common Stock as of June 1, 2010 was 10,662,975 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2010 Annual Meeting of Shareholders.

RENTRAK CORPORATION

2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company; and our ability to successfully integrate business acquisitions into our operations. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of reasons why our actual results may differ materially from our forward-looking statements. We do not undertake to update our forward-looking statements or to provide periodic updates or guidance.

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

Overview

Our corporate structure includes separate Home Entertainment and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our Home Entertainment Division, which was formerly known as the PPT Division, manages our business operations that deliver Units and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our Pay-Per-Transaction (“PPT”) System, Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Supplier. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the Program Suppliers and the Participating Retailers.

Our Home Entertainment Division also includes our Direct Revenue Sharing (“DRS”) services. DRS encompasses the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, such as Blockbuster Entertainment and Netflix, to our respective DRS clients, for rented entertainment content received both on physical product as well as digitally, under established agreements on a fee for service basis.

Our AMI Division manages our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

Acquisition of Nielsen’s EDI Business

On January 29, 2010, we acquired 100% of the shares of Nielsen EDI Limited, a private limited liability company incorporated and registered under the laws of England and Wales, and certain of The Nielsen Company (U.S.), LLC (the “Seller”) assets in the United States, Australia, Germany, France, Mexico, Argentina and Spain relating exclusively to the portion of the Seller’s business that provides comparable information and services which are similar to our Box Office Essentials™ line of business (collectively, the “EDI-Business”). The results of operations from the EDI-Business are included as a component of our AMI Division. See also Note 7 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Home Entertainment Division

We distribute Units principally to Participating Retailers through our PPT System. The PPT System has various product programs that enable Participating Retailers to obtain Units at a significantly lower cost per Unit than if they purchased the Units from wholesale video distributors. Through our PPT System, Participating Retailers are given monthly access to a wide selection of box office hits, independent releases, documentaries and foreign films from the industry’s leading suppliers.

After being accepted for participation in the PPT System, Units are subleased to the Participating Retailer, generally for a low initial up-front fee plus a percentage of revenues generated by the Participating Retailer from rentals and/or sales to consumers. We retain a portion of most fees and remit the balance to the appropriate Program Supplier that holds the distribution rights to the Units. Due to the lower cost of “bringing Units in the door,” Participating Retailers generally obtain a greater number of Units under the PPT System than they would if they purchased Units directly from a wholesale distributor (generally 2 to 4 times the quantity). This benefits Participating Retailers because having more Units available generally results in higher volumes of rental transactions thereby increasing Participating Retailer revenue, while lowering their risks and reducing their cost of capital. The Program Supplier benefits from an increase in the total number of Units shipped, resulting in increased Program Supplier revenues and opportunity for increased profit, as well as incremental shelf space for secondary titles that otherwise may not be ordered due to the risk associated with a higher wholesale cost. The perceived benefit to the consumer is the potential for more copies of newly released hit theatrical titles and a greater selection of direct to video titles or independent films.

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the U.S. and Canada. This system greatly simplifies the landscape for each Program Supplier by consolidating the thousands of individual independent retailers participating in our PPT System into one business partner. Program Suppliers negotiate one lease/service arrangement with Rentrak and our PPT System manages the rest, including marketing and sales of content to Participating Retailers, order fulfillment, collection of point of sale (“POS”) data, audit, billing of revenue sharing fees and collection of payments.

During fiscal 2010, we offered titles from a number of Program Suppliers including, but not limited to: First Look Studios; Genius Products, Inc.; Lionsgate Films, Inc.; Maple Pictures Corp; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Summit Distribution, LLC; Twentieth Century Fox Home Entertainment, Inc.; Universal Studios Home Entertainment LLC; and Warner Home Video, a division of Warner Bros. Home Entertainment Inc. Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and, in other cases, the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us or the Participating Retailers. During the last three years, we have not experienced any material difficulty in acquiring suitable Units for our markets on acceptable terms and conditions from Program Suppliers.

During fiscal 2010, 2009 and 2008, we had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

	2010	2009	2008
Program Supplier 1	12%	17%	17%
Program Supplier 2	11%	15%	17%
Program Supplier 3	11%	13%	12%
Program Supplier 4	10%	11%	15%

Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these Program Suppliers could have an adverse effect on our financial condition and results of operations.

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles prior to home video distribution and our assessment of expected success in the home video rental market. At March 31, 2010, we had such guarantees with 18 Program Suppliers in amounts totaling approximately $1.2 million. We expect to make these payments during the first quarter of fiscal 2011. Most of these amounts were included in cost of sales during fiscal 2010, since we typically recognize these costs on each title’s release date.

Relationships with Participating Retailers and Significant Customer

During fiscal 2010, we had one customer within our Home Entertainment Division that provided revenues in excess of 10% of our total revenues. They have been a customer for several years and represented 12.8% of our revenues in fiscal 2010. While we believe our relationship with this Participating Retailer remains strong, and we anticipate the relationship will continue to be mutually beneficial, there is no assurance that they will continue to participate in our PPT System and the loss of this Participating Retailer would have a material impact on our financial results.

The number of active Participating Retailers has fallen during the past year as a result of store closures, which are, in part, due to the economic climate, as well as an increase in use by consumers of kiosks and other forms of content delivery, which is more fully described in the Competition section below.

During fiscal 2010 and thereafter, there have also been significant store closures from major brick-and-mortar retailers that do not participate in our PPT System, such as Blockbuster and Movie Gallery. In February 2010, Movie Gallery filed Chapter 11 bankruptcy and subsequently announced its intention to cease doing business and close all of its remaining stores. While the overall industry is contracting as a result of these closures, we believe this presents opportunities that potentially benefit our Participating Retailers through increased traffic from new customers and the opportunity to expand their business through the addition of store locations. We are actively assisting with these initiatives; however, it is too soon to predict what effect, if any, this will have on our future financial results.

Ordering and Distribution of Units

Our proprietary Rentrak Profit Maker Software (the “RPM Software”) and Video Retailer Essentials Software (the “VRE Software”) allow Participating Retailers to order Units through these systems and provide the Participating Retailers with substantial information regarding all offered titles. Ordering occurs via a networked computer interface (RPM Software) or over the Internet (VRE Software). To further assist the Participating Retailers in ordering, we also produce a monthly product catalog (“Ontrak™”) both in print and electronic media.

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with third-party fulfillment providers to distribute the Units via both ground, which is our primary method, and overnight air courier to assure delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution were 3.3%, 3.4% and 3.3% of our cost of sales in fiscal 2010, 2009 and 2008, respectively.

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

Our PPT information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it identifies variations from statistical norms for potential audit action. This information system also transmits information on new titles available and analytic information on active leased Units and sends confirmation of orders made via the RPM Software or VRE system.

Auditing of Participating Retailers

From time to time, we audit Participating Retailers in order to verify that they are reporting all rentals and sales of Units in a consistent, accurate and timely manner. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers whose PPT business activity varies from our statistical norms. Depending upon the results of our analysis of these reports, we may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow an audit can be cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to fines, audit fees, immediate removal from the PPT System and/or repossession of all leased Units.

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to theatrically release their most promising movies during two periods of the year, early summer and during the holidays in the fourth calendar quarter. Since the release of movies to home video usually follows the theatrical release by approximately three to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video also generally occur just prior to and/or during the fourth calendar quarter holidays and in late winter/early spring. We believe our volume of rental transactions and resulting revenues and earnings reflect, in part, this seasonal pattern. However, changes in the release of Program Suppliers’ titles available to Rentrak for Participating Retailers may obscure any seasonal effect.

Competition

The Home Entertainment Division continues to be affected by the changing dynamics in the home video rental market. This market is highly competitive, constantly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content and can easily shift from one provider to another. Some examples include renting Units of product from our Participating Retailers or any retailer, purchasing previously viewed Units from our Participating Retailers or any retailer, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis: for example, a retailer purchases Units from a distributor and then offers the Units for rental or sale to the general public. As described in greater detail above, our PPT System offers Participating Retailers an alternative method of obtaining Units. Accordingly, we face intense competition from all of the wholesale distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other wholesale distributors have extensive distribution networks, long-standing relationships with Program Suppliers and retailers, and, in some cases, significantly greater financial resources. In the past, certain wholesale distributors offered Units to retailers on a revenue sharing basis. However, to our knowledge, none do so today.

During the past twelve months, our Participating Retailers have experienced intense competition from kiosks, primarily Redbox, which offer significantly lower prices on rental Units. We have seen a dramatic increase in consumer use of this alternate delivery method. Currently, we believe that the timing, depth and breadth of Units available via kiosks are not as favorable as those available through our systems. Also, as these kiosk companies formalize their relationships with studios, we believe that our DRS services, which are described below, may potentially benefit from this shift.

We also face direct competition from the Program Suppliers. All major Program Suppliers work directly with major retailers, including Blockbuster, the world’s largest chain of home video specialty stores, and Netflix, which is an online mail delivery subscription retailer. Many of the major Program Suppliers have direct revenue sharing arrangements with these retailers and a few mid-size retailers, like Hastings Entertainment or Video Warehouse. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with other smaller retailers, but there can be no assurance that they will not do so in the future.

Growth in kiosks and by-mail subscription activity has shifted consumer behavior from sale to rental, causing studios to emphasize retail sales and video-on-demand activity, both of which provide them with greater earnings per transaction than the newer delivery methods. Recently, three Program Suppliers (Warner, Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. This delay creates an opportunity for our Participating Retailers to maximize rental and sales activity prior to competing with the lower cost rental alternatives. To compensate Redbox and Netflix for agreeing to receive product nearly a month after brick and mortar retailers, their product costs were reduced. Netflix was also given improved access to digital streaming content. Other studios may decide to implement similar “windows” in the future.

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) online movie rental subscription services, such as Netflix; (2) direct broadcast satellite providers, such as DIRECTV and Echostar; (3) cable providers, such as Time Warner and Comcast, which offer pay-per-view and video-on-demand, or VOD, content; (4) telecommunication providers, such as AT&T and Verizon; and (5) delivery of programming via the Internet, such as Apple’s iTunes, Hulu.com and Google’s YouTube. Technological improvements in any of these distribution methods, perceived greater convenience by customers, as well as lower pricing models, may make these options more attractive to consumers and thereby materially diminish the demand for Unit rentals in brick and mortar locations. Such a reduction could have a material adverse effect on our results of operations and financial condition.

Direct Revenue Sharing (DRS)

Our DRS services include entertainment content relating to physical Units rented and/or purchased (“Traditional DRS”), as well as content downloaded and/or streamed via the Internet (“Digital DRS”). Our services are tailored to meet the needs of those content providers, which include major studios, independent program suppliers and major television networks, such as Twentieth Century Fox Home Entertainment, NBC Universal & ABC (collectively “DRS clients”). For each DRS client, we collect, process, audit, summarize and report the number of transactions and corresponding revenue generated on each title distributed to each DRS retailer on a revenue sharing basis. DRS retailers include large brick-and-mortar and online retailers and kiosks, such as Blockbuster Entertainment, Netflix, Redbox and Apple. We also provide in-depth inventory tracking by title, retailer and store. Additionally, we conduct numerous periodic physical audits of DRS retailers combined with mystery shopping and electronic auditing, using multiple methods of validation and recovery, to insure all DRS inventory is utilized in a manner consistent with the terms of its revenue sharing arrangement with our DRS clients.

Our Digital DRS service is a web-based reporting service, which is accessible 24-hours-a-day, seven-days-a-week, and provides studios and television networks with a single integrated solution capable of collecting, verifying, consolidating and reporting all internet-based rental and sales transactions on a global basis.

For a number of years, our only direct competitor to our Traditional DRS business had been SuperComm, Inc., a small subsidiary of Sony Pictures Home Entertainment (“SPHE”). SuperComm was originally founded in 1991 as a third-party revenue sharing provider to the supermarket segment of the home entertainment business. It was later sold to SPHE who recently sold it to a third party, which renamed it “Media Salvation.” SPHE relies on Media Salvation for the services (collection, analysis, configuring and reporting of data) it requires to manage its DRS relationships. We do not believe that Media Salvation provides DRS services to any home entertainment content providers other than SPHE.

There are a number of risks that may adversely affect the size and profitability of our DRS services. For example, if the overall size of the home entertainment rental market contracts significantly, and/or the large brick-and-mortar and online retailers’ share of the overall rental market declines significantly, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenues. As an example, our fiscal 2010 results have been impacted as a result of store closures of Blockbuster and Movie Gallery.

Formovies.com™

Formovies.com is a website designed and hosted by us, dedicated to providing our Participating Retailers with an effective online marketing tool. The site is filled with entertainment content such as top rentals, upcoming releases, DVD of the week, theatrical show times, movie trivia and more. Each site is individually branded to contain the store name of our Participating Retailer, allowing them to promote their store with coupons or special promotions they enter and control on their custom site. Participating Retailers collect e-mail addresses from their customers, and the site sends a weekly newsletter announcing new releases and promotions.

AMI Division

The AMI Division concentrates on expanding our Essentials Suite™ of services offered primarily on a recurring subscription basis. Through patent pending software systems and business processes, we provide clients services from our Essentials Suite™.

Essentials Suite™

Currently included in the Essentials Suite™ are the following:

•	Box Office Essentials™ for reporting domestic and international gross receipt theatrical ticket sales;

•	Home Entertainment Essentials™ for reporting retail sales and rental data for DVDs and related products across the U.S. and Canada; and

•

Multi-Screen Essentials™ provides a comprehensive suite of analytical tools related to tracking content in the multi-screen viewing environment, which includes OnDemand Essentials™ for measuring and reporting anonymous video on demand (“VOD”) usage data. It also includes TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™.

Box Office Essentials™

Box Office Essentials™ reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is primarily obtained via electronic connectivity to theater box offices and is collected for virtually all movie theaters in North America, Guam, Puerto Rico and Russia. Also, on January 29, 2010, we acquired Nielsen’s EDI-Business, which was our major competitor, with operations in the United Kingdom, Australia, Germany, France, Mexico, Argentina and Spain. Please see Note 7 of Notes to Consolidated

Financial Statements. Box Office Essentials™ delivers box office results from more than 50,000 movie screens across 26 countries. We continue to make on-going efforts to strengthen our business relationships with our existing clients and theaters as well as focus on our syndication services.

Home Entertainment Essentials™

Home Entertainment Essentials™ provides accurate and comprehensive retail sales and rental data on DVD, UMD, Blu-ray Disc and video games. Through two separate web-based applications, Home Entertainment Essentials™ users can access current weekly and historical title and market level consumer sales and rental grosses to competitively benchmark industry performance.

Our rental application, Home Video Essentials™, measures DVD, Blu-ray Disc and video game rentals from the brick-and-mortar and online channels across North America. We cover approximately 50% of the video specialty retailers within the United States, and approximately 85% in Canada. Clients have 24/7 web-access to current weekly market and title-level projection data on consumer rental spending and activity. Additionally, clients have access to historical data dating back to 2001. Clients include all the home entertainment divisions of the major and mini-major Hollywood studios such as Warner Home Video, Buena Vista Home Entertainment (Disney), Paramount/DreamWorks Home Entertainment, Universal Studios Home Entertainment, Sony Pictures Home Entertainment, Twentieth Century Fox Home Entertainment, Lionsgate Entertainment, Summit Entertainment, Walden Media, Vivendi Visual Entertainment and Microsoft Corporation.

Home Video Essentials™ rental data is published in the industry trade magazines Daily Variety and Billboard Magazine, as well as USA Today, The New York Times online and Entertainment Weekly.

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

Home Entertainment Essentials™ data is published in the industry trade publications Video Business Magazine, Variety and DVD News, as well as The New York Times online, The Los Angeles Times and Entertainment Weekly.

Multi-Screen Essentials™

Our Multi-Screen Essentials™ services provide our customers with second-by-second performance metrics that demonstrate real viewer behavior for broadcast, cable, high-definition, VOD and digital cable television content. We aggregate transaction-level data from larger sample sizes, in many cases full census tracking, which gives users the competitive advantage for more informed decision-making. These web-based reporting systems provide clients with instant access to the tools needed to track content and consumer behavior. We have currently launched component products for individual screens that will ultimately feed into cross platform products and analytical services. With each new component product launched, we expect to secure additional revenue from our current customer base while expanding the markets for our services. The component products that are currently commercially launched include OnDemand Essentials™, TV Essentials™, StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™. These products are described below.

OnDemand Essentials™ (“ODE”) provides multi-channel operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the performance of on demand content. We currently offer our services in the United States and Canada and provide information representing over 80 million set-top boxes (“STBs”) from every major operator that offers VOD programming. We are well positioned to continue to grow this business by adding new clients and adjusting rates as the business activity increases and as advanced advertising technology is rolled out by the industry.

TV Essentials™ is a comprehensive suite of research tools that calculates anonymous second-by-second audience viewing patterns in all facets of television programming and advertising including VOD, DVR, interactive and linear television. By providing transaction-level performance metrics from millions of STBs, TV Essentials™ provides insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Designed to handle data from the nation’s 110 million television households, our systems can isolate individual market, network, series or telecast performance, administer national and local estimates and provide an evaluation of influencing factors such as psychographics (attributes relating to personality, values, attitudes, interests or lifestyles), and demographics for competitive, in-depth intelligence. Today, based on data from our current operator partners across multiple platforms, including cable, satellite and telco providers, we are translating viewing patterns from approximately 17 million digital televisions into insights for our clients. We have announced 47 national network subscribers and expect continued growth.

On February 4, 2010, we expanded our agreement with one of our data partners, DISH Network (“Dish”), and entered into a multi-year contract, which will allow us to commercially integrate Dish viewing data into TV Essentials™. The Dish relationship includes DVR and iTV reporting, which can be rolled out to other partners once the data to drive those services becomes available to us. We expect the integrated product to be available commercially during our quarter ending September 30, 2010. We have developed the capability to overlay segmentation databases to help our clients clearly define their advertising messages to consumers and we continue to build our research capabilities to move our products from data to knowledge-based products and services.

StationView Essentials™ is a television measurement and analytical service specifically designed to meet the unique needs of local television station management. Developed with input from, and beta-testing by, an advisory board made up of local television station operators and research consultants, StationView Essentials™ provides users with second-by-second viewing detail at the station level, enhancing their ability to understand viewer involvement and habits in local markets. By providing access to the linear television viewing patterns of millions, StationView Essentials™ ultimately allows station management to better understand their audience viewing patterns, view competitive data from other local stations in their market, monitor daily program performance and improve audience retention by appropriately adjusting programming. We have announced 25 StationView clients in 13 television markets and expect continued growth in this area.

Mobile Essentials™ service can be customized to fit the specific needs of our clients, with applications for both on demand and live content accessed via any mobile device. It uses functionality from OnDemand Essentials™ and TV Essentials™, and gives users access to the data needed to monitor that content, which includes video clips, games, mobile web, small message servicing (“SMS”) data (also known as text messaging), ring tones, wallpaper and music downloads. The Mobile Essentials™ service enables users to perform in-depth analysis of their mobile content and its viewers including near real-time viewership, demographics analysis, geographic analysis and audience sharing and audience overlap, which provide clients with insights relating to viewers that watch one channel simultaneously while watching other channels. In August 2009, Qualcomm’s FLO TV and Rentrak announced the launch of the first comprehensive audience measurement and reporting system for multicast mobile TV in the U.S. On February 2, 2010, we announced that we are working in tandem with the Open Mobile Video Coalition (“OMVC”) and Harris Interactive to study consumer viewing trend patterns processed using our Mobile Essentials™ services in Washington D.C.

Internet TV Essentials™ is an Internet measurement and analytical service which filters massive amounts of disparate usage data and presents it back to our clients in a uniform, easy-to-use format. Internet TV Essentials™ provides multi-platform content providers, online video aggregators and Web-only portals the tools necessary to analyze trends and track online video usage data for their decision-making.

Our multi-platform product is in active development and will serve as the link tying all products together as we work toward measuring and comparing entertainment consumption across multiple platforms, which will help us expand our Multi-Screen Essentials™ suite of services.

Our primary competitors for the Multi-Screen™ product suite are Nielsen and Kantar (formerly known as Taylor Nelson Sofres), companies with significantly greater resources than Rentrak. Nielsen has the brand name recognition on which the industry depends and has announced plans to provide cross platform measurement services based on their current sampling methodology. Kantar has a system that processes data from a sample of 100,000 satellite homes. Both are formidable competitors with significant resources. We believe, however, that Rentrak is well positioned to provide the granular level of processing from millions of STBs and the user-friendly system that networks, agencies and advertisers are demanding and, consequently, that the market will accept our measurement product as an alternative to competitors’ products.

Trademarks, Copyrights, Proprietary Rights and Patents

We have registered our RENTRAK™, PPT™, Pay Per Transaction™, Entertainment Essentials™, Box Office Essentials™, Home Video Essentials™, Home Entertainment Essentials™, Supply Chain Essentials™, OnDemand Essentials™, Video Game Essentials™, Retail Essentials™, AdEssentials™, Business Intelligence Essentials™, TV Essentials™, Mobile TV Essentials™, ForMovies™, ForMovies.com™, Ontrak™, RPM™ and other marks under federal trademark laws. We have applied for and obtained registered status in several foreign countries for many of our trademarks. Our trademark registrations will remain valid for an unlimited period, as long as we continue using the trademarks in commerce or as long as we intend to resume use of the mark during any period of non-use. We claim a copyright on our RPM Software and consider it to be proprietary. We have also filed notice and claim a copyright on our Essentials™ software. Our copyright in our software is expected to last for at least 95 years from the first sale or licensing of the software. Our trademarks, copyrights and other proprietary rights give us the power to prevent competitors from competing with us unfairly. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services and we intend to take appropriate action to halt any infringement and protect against improper usage.

We have applied for patents related to certain of our proprietary technologies, primarily for our Essentials Suite™ of products. We believe our proprietary technologies provide us with advantages over our competitors’ technologies.

Employees

As of March 31, 2010, including all subsidiaries, we employed 285 full-time employees and 97 part-time employees. We consider our relations with our employees to be good.

Financial Information About Industry Segments

See Note 16 of Notes to the Consolidated Financial Statements for information regarding our business segments and revenue by product line.

Geographic Information

Most of our revenues are generated within the U.S. We also generate revenue in Canada, Russia, Hong Kong, the United Kingdom, Australia, New Zealand, Germany, Austria, the Netherlands, Ireland, France, Mexico, Argentina, Chile, Venezuela, Columbia, Brazil and Spain. Cumulative revenue from these foreign locations accounted for less than 10% of total revenues in fiscal 2010. Our long-lived assets are located within the U.S., the United Kingdom, Germany and Spain. However, the amount of long-lived assets in any country, other than the U.S., is not material.

ITEM 1A.	RISK FACTORS

Economic conditions could negatively impact our business.

We primarily operate within the entertainment industry. Our overall success depends on the success of our Participating Retailers and Program Suppliers within our Home Entertainment Division, as well as data providers, networks, studios, cable operators and others within our AMI Division. The success of these businesses is dependent on consumer economic activity. For example, our Participating Retailers rely on their customers to rent DVDs, which is a discretionary activity for most consumers. Also, our Box Office Essentials™ clients depend on consumers being interested in, and financially able to attend, movies in theaters. If a prolonged recession occurs or the economy deteriorates further, or if consumers do not increase spending, our Participating Retailers, Program Suppliers, customers, studios, and others could experience lower revenues as a result of their customers’ decrease in spending or change in spending behaviors. Such changes that affect our customers could, in turn, decrease the demand for our products, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Additionally, if our Participating Retailers and customers of our Essentials™ services experience financial difficulties, they may be unable to continue to purchase our services or pay for services in a timely manner, if at all. This could negatively affect our results of operations, financial condition and cash flows.

If we fail to successfully integrate and manage the international business operations we acquired from The Nielsen Company in January 2010, we may not realize the expected benefits of the acquisition and management and other resources may be diverted.

On January 29, 2010, we acquired 100% of the shares of Nielsen EDI Limited, a private limited liability company organized and registered under the laws of England and Wales, together with certain assets owned by The Nielsen Company (U.S.), LLC (the “Seller”) located in the United States, Australia, Mexico, Germany, France, Spain and Argentina relating exclusively to the portion of the Seller’s business that provided information and services similar to our Box Office Essentials™ line of business (collectively, the “EDI-Business”). If we fail to successfully integrate the EDI-Business, we may not achieve anticipated revenue and cost benefits, and we may be forced to divert scarce management and other resources to the integration process.

We may acquire or invest in other companies, products or technologies, which may be costly, dilutive to shareholders and, in the event we experience difficulties in assimilating and integrating the personnel, technologies, operating systems and products and services of acquired businesses, less beneficial than we anticipate.

As part of our business strategy, we may acquire or invest in other companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. Such acquisitions may be costly and potentially dilutive to existing shareholders in the event we offer capital stock as consideration in an acquisition. Acquisitions could also pose risks to our operations and operating results, including the possibilities of:

•	increased costs relating to the integration of acquired businesses or technologies;

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	loss of key personnel at an acquired business who decide not to work for us;

•	diversion of management’s attention from our existing operations;

•	adverse effects on relationships with our existing suppliers, customers or partners;

•	a need for additional capital or debt financing to complete acquisitions; and

•	the impairment of intangible assets acquired.

The described risks would be magnified as the size of an acquisition increases or if the acquisitions are in geographic or business markets in which we have little or no prior experience. As a result of these and other challenges, we may not realize any anticipated benefits from acquisitions even if we can find suitable acquisition opportunities at what we believe to be attractive valuations, which cannot be assured.

We have recently acquired operations outside of the United States that will subject us to legal, business, political, cultural and other risks of international operations.

Our exposure to the business risks presented by operations in foreign countries has increased and will continue to grow to the extent we expand our global operations. International operations will subject us to a number of risks and burdens, including:

•	staffing and managing international operations across different geographic areas;

•	multiple, conflicting and changing governmental laws and regulations;

•	the possibility of protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	different business practices and legal standards, particularly with respect to intellectual property;

•	difficulties in collecting accounts receivable, including longer payment cycles;

•	political, social, and economic instability;

•	designing and maintaining effective operating and financial controls;

•	the possibility of failure of internal controls, including any failure to detect unauthorized transactions; and

•	increased costs relating to personnel management as a result of government and other regulations.

In addition, economic conditions in our overseas markets may negatively impact the demand for our products abroad and benefits we receive from those operations.

If our efforts to attract, retain and grow our base of Participating Retailers are not successful, our operations may be adversely affected.

The success of our Home Entertainment Division business depends on traditional “brick and mortar” retailers actively participating in our PPT System. Declines in the numbers of Participating Retailers and the volumes of Units leased from us by Participating Retailers could ultimately lead to reductions in revenue and have an adverse impact on our results of operations, financial condition and cash flows.

Our Participating Retailers could establish relationships with Program Suppliers and enter into direct revenue sharing agreements.

If our Participating Retailers formed direct revenue sharing relationships with Program Suppliers, the need for our PPT System would be greatly reduced, which could have an adverse impact on our business, financial condition and liquidity.

Our Participating Retailers may have financial difficulties and fail to satisfy their obligations to us.

Our ultimate success is highly dependent on the successful operations of our Participating Retailers. If their business declines due to changes in the economy, customer behavior, competition, management issues or other factors, they may be unable to meet their financial obligations to us. If a significant number of our Participating Retailers were to experience financial difficulties, there could be a material adverse effect on our results of operations, financial condition and cash flows.

If we lose a significant Program Supplier or large number of smaller Program Suppliers, our Program Suppliers fail to maintain the quality and volumes of content, or there are adverse changes in the terms of our revenue sharing agreements with Program Suppliers, our revenues may decline.

We rely on our Program Suppliers for Units we sublease to Participating Retailers. A decrease in the number of Program Suppliers participating in our system, a decline in the financial stability of our Program Suppliers, or a decline in the quality (rental appeal) and quantity (number of theatrical titles) of content they produce, would result in a reduction in overall Units available to Participating Retailers, which could decrease our revenues. Additionally, many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have titles available which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. A loss of any of our significant Program Suppliers or a change in any one of the above conditions could have a material adverse effect on our financial condition, results of operations and liquidity.

Our Participating Retailers may lose a competitive advantage if Program Suppliers change the timing of the release of movies to the various distribution channels.

Historically, after the initial release of a movie to theaters, studios would then exclusively distribute the movie to the home video retail market (typically 90 to 120 days after the theatrical release) prior to distributing it in other forms throughout the industry, such as video-on-demand. This created a competitive advantage for our Participating Retailers due to the early distribution window. Some studios have started testing the simultaneous release of their movies to the home video market and through cable, satellite and Internet video-on-demand channels on the same date. Recently, three Program Suppliers (Warner, Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. Should studios change the timing of their release windows, or eliminate the exclusive distribution window for the home video retail market, our Participating Retailers may experience reduced revenue as consumers would have simultaneous access to movies via additional distribution channels. As we share in our Participating Retailers’ revenue, this would negatively impact our results of operation, financial condition and cash flows.

The future success of our company is highly dependent on our ability to maintain and grow our base of clients who subscribe to our Essentials™ Suite of services.

The success of our AMI Division depends on effective software solutions, marketing, sales and customer relations for our current services, as well as acceptance of future enhancements and new services by our existing and prospective clients. If we are unable to both retain existing clients and secure new clients for our Essentials services, our results of operations, financial condition and cash flows will be adversely affected.

We may be unable to obtain requisite data and other content to source our systems which provide our Essentials™ services.

Our Essentials™ services rely on data collected from a wide variety of sources. Once received, the data must be reviewed, processed and, at times, converted to our required file format. If we are unable to obtain quality data feeds and process that data in a timely manner, we may not be able to meet the needs of our clients, and we could lose clients. The loss of a significant number of Essentials™ clients would have an adverse impact on our ability to grow our Essentials™ lines of business, which could have an adverse impact on our results of operations, financial condition, cash flows and future prospects.

Our Essentials™ services are highly dependent on employees who are skilled and experienced in information technologies.

If we are unable to attract, hire and retain high quality information technology personnel at a reasonable cost, we may not be able to meet the needs of existing clients, enhance existing services, or develop new lines of business. This could have an adverse effect on our results of operations, financial condition and cash flows.

The market for on demand advertising has been slow to develop and may not grow for several years.

We have made significant investments in developing and are beginning to market our tracking module for advertisements in on demand programming. The success of our on demand ad tracking module is dependent on several uncertain factors, including market adoption of on demand advertising, rollout of dynamic ad insertion technologies, and the automation of files regarding the location of advertising in on demand content. If the market does not develop, we may be unable to recoup our investment.

Multi-Screen Essentials™ faces various obstacles to widespread market adoption, including competition from companies with significantly greater resources than us.

Our Multi-Screen Essentials™ products are dependent on several factors for long-term success, including our ability to compete with larger and more seasoned competitors in this market. Our primary competitors currently are Nielsen and Kantar (formerly known as Taylor Nelson Sofres). Each of these competitors has significantly greater resources than us, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, we face other obstacles. For instance, data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data, which is the key component of this product. The owners of the data may also impose greater restrictions on the use and reporting of data, which may make it difficult to realize fully the opportunities we anticipate for our products and related services. Further, the marketplace (such as advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors could have an adverse effect on our ability to grow this line of business, which could lead to a material adverse effect on our results of operations, cash flows, financial condition and prospects.

Measurement services are receiving a high level of consumer group and government scrutiny relating to the privacy issue around the methodologies used in targeted advertising.

While we are confident that our anonymous data aggregation methodologies are compliant with all current privacy laws, it is possible that privacy trends and market perceptions of the transparency of set top box data could result in additional government restrictions or limitations on the use of that data, which would adversely affect many of our products. We believe it is unlikely that we will be required to change or limit our products. Nonetheless, if additional government restrictions are imposed, such restrictions could slow our ability to realize a return on our investments in new data-driven products or result in additional costs not currently anticipated.

Our DRS business is dependent on the studios maintaining direct revenue sharing relationships with brick-and-mortar and online retailers.

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of Units at very large traditional and online retailers who have revenue sharing agreements directly with major studios. There are a number of risks that may adversely affect the size and profitability of this DRS business. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS retailers. Should the DRS clients end their DRS relationships, they would have no need for our DRS services. Second, our current DRS clients could decide to invest the resources necessary to provide DRS services internally. Third, our competitors, such as Media Salvation, or any new entrants, could improve their service offerings and successfully compete for one or more of our DRS clients. Fourth, our DRS clients could decide that the benefits of our services are not commensurate with their costs, ultimately leading to reduced DRS revenues. Lastly, if the overall size of the home entertainment rental market contracts significantly, or the large brick-and-mortar and online retailers’ share of the overall rental market declines substantially, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenues. These and other factors could potentially reduce the demand for our services and the quantity of data we process, which would negatively affect our results of operations, financial condition and liquidity.

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

Our Home Entertainment Division is challenged by the combined effects of technological advancements, changing consumer behaviors and demand, and fundamental changes affecting the industries in which the division operates.

The markets in which our Home Entertainment Division operates are highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices in entertainment generally and video entertainment content in particular, and can easily shift from one provider to another and from one technology to another. Some examples of options available to consumers include renting product from our Participating Retailers or other retailers, ordering product directly via online subscriptions or distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the internet, purchasing product directly, selecting an at-home “pay-per-view” or “video-on-demand” option, or relying on cable or satellite programming exclusively. Our systems primarily rely on the end consumer choosing to rent Units from traditional “brick and mortar” retailers, a practice that is decreasing in popularity. Technological advancements, changes in distribution methods, and pricing reductions have made other options more attractive to consumers in recent years and materially diminished the demand for obtaining Units via traditional retailers. This trend is likely to continue and is expected to result in lower revenues from our Home Entertainment Division, which could have a material adverse effect on our results of operations and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most significant locations, all of which are leased under operating leases, include the following:

Location	Use
Portland, Oregon	Corporate headquarters
Los Angeles, California	AMI Division
New York City, New York	AMI Division
Fort Lauderdale, Florida	AMI Division
Munich, Germany	Box Office Essentials™
Madrid, Spain	Box Office Essentials™
London, England	Box Office Essentials™
Paris, France	Box Office Essentials™
Sydney, Australia	Box Office Essentials™
Mexico City, Mexico	Box Office Essentials™
Buenos Aires, Argentina	Box Office Essentials™

See Note 13 of Notes to Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these potential actions is not expected to materially affect our financial condition or results of operations. We currently have no material outstanding litigation.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” As of June 1, 2010 there were 214 holders of record of our common stock.

The following table sets forth the reported high and low sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the NASDAQ Global Market:

Fiscal 2010	High	Low
Quarter 1	$17.58	$8.79
Quarter 2	19.82	14.60
Quarter 3	18.73	14.26
Quarter 4	22.33	15.48

Fiscal 2009	High	Low
Quarter 1	$14.30	$11.83
Quarter 2	15.80	13.16
Quarter 3	14.19	9.01
Quarter 4	12.98	8.44

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last eleven fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

This chart compares the five-year cumulative total return on our common stock with that of the Nasdaq Composite index and a group of peer companies selected by us. The chart assumes $100 was invested on March 31, 2005, in our common stock, the NASDAQ Composite index and the peer group, and that any dividends were reinvested. For fiscal 2010, we updated our peer group (“New Peer Group”) to make it more reflective of our peers going forward. The new peer group is composed of: Arbitron, Inc., Blockbuster, Inc., Coinstar, Inc., Comscore, Inc., Harris Interactive, Inc., Hastings Entertainment, Inc., Netflix, Inc. and Tivo, Inc. The previous peer group (“Old Peer Group”) was composed of companies within the video distribution business as follows: Hastings Entertainment, Inc., Blockbuster, Inc. and Netflix, Inc. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Rentrak and the NASDAQ Composite index. All companies in the peer group indices are weighted in accordance with their market capitalizations.

Company/Index	Base Period 03/31/05	Indexed Returns Year Ended
		03/31/06	03/31/07	03/31/08	03/31/09	03/31/10
Rentrak Corporation	$100.00	$92.15	$141.06	$109.21	$81.23	$194.49
NASDAQ Composite	100.00	117.15	124.48	115.85	77.56	122.37
New Peer Group	100.00	110.60	121.85	127.75	105.95	174.71
Old Peer Group	100.00	122.28	120.83	141.91	149.05	249.40

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended March 31,
(In thousands, except per share amounts)	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues:
Home Entertainment Division	$71,252	$82,320	$82,805	$97,899	$87,157
AMI Division	19,824	12,646	10,383	7,822	6,126

Total revenues	91,076	94,966	93,188	105,721	93,283
Cost of sales	58,277	62,575	61,814	72,242	65,111

Gross margin	32,799	32,391	31,374	33,479	28,172
Operating expenses:
Selling and administrative expense	33,055	26,619	25,650	25,249	22,240
Provision (benefit) for doubtful accounts	469	269	33	(61)	1
Asset impairment	199	257	85	—	—

Total operating expenses	33,723	27,145	25,768	25,188	22,241

Income (loss) from operations	(924)	5,246	5,606	8,291	5,931
Other income, net	1,151	1,108	1,651	1,514	1,014

Income before income tax provision	227	6,354	7,257	9,805	6,945
Income tax benefit (provision)	349	(991)	(2,663)	(3,918)	(2,549)

Net income	$576	$5,363	$4,594	$5,887	$4,396

Basic net income per share	$0.05	$0.51	$0.43	$0.55	$0.42

Diluted net income per share	$0.05	$0.49	$0.41	$0.53	$0.40

Shares used in per share calculations:
Basic	10,527	10,561	10,728	10,632	10,575
Diluted	11,013	11,047	11,227	11,170	11,047

	March 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Working capital	$30,627	$43,244	$41,043	$37,924	$30,796
Total assets	64,806	59,878	57,149	60,016	54,217
Long-term liabilities	2,267	2,938	4,145	2,338	—
Stockholders’ equity	51,228	46,977	43,672	41,335	35,411

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Trends

Our corporate structure includes separate Home Entertainment and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our Home Entertainment Division, which was formerly known as the PPT Division, manages our business operations that deliver Units and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our Pay-Per-Transaction (“PPT”) System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studio and the respective retailers.

Our Home Entertainment Division also includes our Direct Revenue Sharing (“DRS”) services, which encompass the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, such as Blockbuster Entertainment and Netflix, to our respective DRS clients, for rented entertainment content received both on physical product as well as digitally, under established agreements on a fee for service basis.

Our AMI Division manages our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

See “Forward-Looking Statements” in Part I, Item 1.

The Home Entertainment Division

The financial results from the Home Entertainment Division continue to be affected by the changing dynamics in the home video rental market as well as overall economic trends and conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content and can easily shift from one provider to another. Some examples include renting Units of product from our Participating Retailers or other Retailers, purchasing previously viewed Units from our Participating Retailers or other Retailers, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Many of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios also increase.

In an effort to stabilize and maintain our current level of overall Home Entertainment Division revenue and earnings, we have implemented strategies to obtain new Participating Retailers, as well as assist in the retention and growth of our current Participating Retailers. The popularity of other choices, which an end consumer has to obtain entertainment content, has been growing and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect their market share to experience annual percentage declines and we are evaluating other initiatives to offset the effect this trend has on our Home Entertainment revenue and earnings.

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

AMI Division

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our AMI Division revenue increased $7.2 million, or 56.8%, in fiscal 2010 compared to fiscal 2009. During the second quarter of fiscal 2010, we completed a long-term contract and recognized $1.1 million of revenue, which had previously been deferred.

The AMI Division lines of business which contribute most of the revenues currently are:

•	Box Office Essentials™;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

Box Office Essentials™ reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. On January 29, 2010, we acquired Nielsen’s EDI-Business with operations in the United Kingdom, Australia, Germany, France, Mexico, Argentina and Spain. Please see Note 7 of Notes to Consolidated Financial Statements. Currently, Box Office Essentials™ delivers box office results from more than 50,000 movie screens across 26 countries.

OnDemand Essentials™ provides multi-channel operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the performance of on demand content. We currently offer our services in the United States and Canada and provide information representing over 80 million set-top boxes (“STBs”) from every major operator that offers VOD programming.

TV Essentials™ is a comprehensive suite of research tools that calculates anonymous second-by-second audience viewing patterns in all facets of television programming and advertising including VOD, DVR, interactive and linear television. By providing transaction-level performance metrics from millions of STBs, TV Essentials™ provides insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Designed to handle data from the nation’s 110 million television households, our systems can isolate individual market, network, series, or telecast performance, administer national and local estimates, and provide an evaluation of influencing factors such as psychographics and demographics for competitive, in-depth intelligence.

On February 4, 2010, we expanded our agreement with one of our data partners, DISH Network (“Dish”) and entered into a multi-year contract, which will allow us to commercially integrate Dish viewing data into TV Essentials™. The Dish relationship includes DVR and iTV reporting, which can be rolled out to other partners once the data to drive those services becomes available to us. We expect the integrated product to be available commercially during our quarter ending September 30, 2010. We have developed the capability to overlay segmentation databases to help our clients clearly define their advertising messages to consumers and we continue to build our research capabilities to move our products from data to knowledge-based products and services.

We intend to continue to invest in our existing, as well as new, business information services in the near-term as we expand the markets we serve and our service lines. The cost of these investments will likely lower our earnings in the short-term. For example, during fiscal 2010, we invested heavily in our Multi-Screen Essentials™ line of businesses, including expansion of our executive, sales and marketing team located in New York City, New York, which reduced our operating income. Cost of sales in the third quarter of 2010 also included a $0.9 million one-time fee relating to data integration services. In addition, selling and administrative expenses included $1.7 million of acquisition costs relating to international expansion in fiscal 2010. Longer-term, we believe we will be able to leverage these investments and generate revenue and earnings streams that contribute to our overall success.

Sources of Revenue

Revenue by segment includes the following:

Home Entertainment Division

•

transaction fees generated when retailers rent Units to consumers; additionally, certain arrangements include guaranteed minimum revenues from our customers; we recognize the guaranteed minimum revenue on the street (release) date, provided all other revenue recognition criteria are met;

•	sell-through fees generated when retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when retailers purchase Units at the end of the lease term;

•	DRS fees from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees generated when Units are ordered by, and distributed to, Participating Retailers.

AMI Division

Subscription fee revenues from:

•	Box Office Essentials™;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

Results of Operations

	Year Ended March 31, (1)
	2010		2009		2008
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues:
Home Entertainment Division	$71,252	78.2%	$82,320	86.7%	$82,805	88.9%
AMI Division	19,824	21.8	12,646	13.3	10,383	11.1

	91,076	100.0	94,966	100.0	93,188	100.0
Cost of sales	58,277	64.0	62,575	65.9	61,814	66.3

Gross margin	32,799	36.0	32,391	34.1	31,374	33.7
Operating expenses:
Selling and administrative	33,055	36.3	26,619	28.0	25,650	27.5
Provision for doubtful accounts	469	0.5	269	0.3	33	—
Asset impairment	199	0.2	257	0.3	85	0.1

	33,723	37.0	27,145	28.6	25,768	27.7

Income (loss) from operations	(924)	(1.0)	5,246	5.5	5,606	6.0
Other income:
Interest income, net	1,151	1.3	1,108	1.2	1,507	1.6
Other income, net	—	—	—	—	144	0.2

	1,151	1.3	1,108	1.2	1,651	1.8

Income before income tax provision	227	0.2	6,354	6.7	7,257	7.8
Income tax (benefit) provision	(349)	(0.4)	991	1.0	2,663	2.9

Net income	$576	0.6%	$5,363	5.6%	$4,594	4.9%

(1)	Percentages may not add due to rounding.

Certain results of operations information by segment was as follows:

	Home Entertainment	AMI	Other(1)	Total
Year Ended March 31, 2010
Sales to external customers	$71,252	$19,824	$—	$91,076
Gross margin	19,821	12,978	—	32,799
Depreciation and amortization	147	1,792	390	2,329
Income (loss) from operations	12,353	1,190	(14,467)	(924)

Year Ended March 31, 2009
Sales to external customers	$82,320	$12,646	$—	$94,966
Gross margin	22,828	9,563	—	32,391
Depreciation and amortization	99	1,080	571	1,750
Income (loss) from operations	14,648	901	(10,303)	5,246

Year Ended March 31, 2008
Sales to external customers	$82,805	$10,383	$—	$93,188
Gross margin	22,949	8,425	—	31,374
Depreciation and amortization	86	718	629	1,433
Income (loss) from operations	15,216	1,271	(10,881)	5,606

(1)	Includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue decreased $3.9 million, or 4.1%, to $91.1 million in fiscal 2010 compared to fiscal 2009. The decrease resulted from a decrease in Home Entertainment Division revenues which were offset by an increase in AMI Division revenues as described in more detail below.

Revenue increased $1.8 million, or 1.9% to $95.0 million, in fiscal 2009 compared to fiscal 2008. The increase in revenue in fiscal 2009 compared to fiscal 2008 was primarily due to increased order processing fees and increased revenue from our Essentials Suite™ of products, as described more fully below.

Home Entertainment Division

Home Entertainment revenues decreased $11.1 million, or 13.4%, in fiscal 2010 compared to fiscal 2009 and decreased $0.5 million, or 0.6% in fiscal 2009 compared to fiscal 2008. Details of our Home Entertainment Division revenue by service line were as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2010	2009
Transaction fees	$46,824	$53,274	$(6,450)	(12.1)%
Sell-through fees	11,255	13,432	(2,177)	(16.2)%
DRS	5,236	6,410	(1,174)	(18.3)%
Other	7,937	9,204	(1,267)	(13.8)%

	$71,252	$82,320	$(11,068)	(13.4)%

	Year Ended March 31,		Dollar Change	% Change
	2009	2008
Transaction fees	$53,274	$54,324	$(1,050)	(1.9)%
Sell-through fees	13,432	14,093	(661)	(4.7)%
DRS	6,410	6,171	239	3.9%
Other	9,204	8,217	987	12.0%

	$82,320	$82,805	$(485)	(0.6)%

The decrease in transaction fees in fiscal 2010 compared to fiscal 2009 was primarily due to fewer rental transactions at our Participating Retailers, which decreased 10.7%, as well as to a decrease in the rate per transaction, which decreased 2.2%, including the impact of minimum guarantees. The decrease in transactions was due in part to volume decreases as a result of the cumulative effect of fewer theatrical releases by our Program Suppliers in fiscal 2010, as well as continued changing market conditions, including changes in consumer behavior, technological advances in entertainment content delivery and the perceived value of other home video entertainment alternatives, all of which led to a decrease in the number of stores ordering within our PPT System. The decrease in the rate per transaction in fiscal 2010 was a result of the timing of releases with guaranteed Units.

The decrease in transaction fees in fiscal 2009 compared to fiscal 2008 was primarily due to a 5.6% decline in rental transactions offset by a shift in mix to studios with more guarantees. Rental transactions declined due to the overall market conditions, including changes in consumer behavior, technological advances in entertainment content delivery and the perceived value of other alternatives. The rate per transaction increased by 3.9%, including the impact of minimum guarantees, due to the timing and magnitude of guarantees.

The decrease in sell-through fees in fiscal 2010 compared to fiscal 2009 was primarily due to a 15.8% decrease in the number of used sale transactions, as a result of an overall decline in Units available for sale. Units shipped decreased 12.3%.

The decrease in sell-through fees in fiscal 2009 compared to fiscal 2008 was primarily due to an overall decline in Units available for sale, taking release dates and product sell-through restrictions into account.

The decrease in DRS fees in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease in the number of transactions processed as a result of an overall decline in activity experienced by DRS brick and mortar retailers.

The increase in DRS fees in fiscal 2009 compared to fiscal 2008 primarily resulted from adding new clients to this service offering.

The decrease in Other revenue in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease in order processing fee revenue as a result of a reduction in the number of Units shipped.

The increase in Other revenue in fiscal 2009 compared to fiscal 2008 primarily resulted from an increase in order processing fee revenue as a result of increases in the number of Units shipped. The number of Units available for shipment tends to fluctuate from studio to studio and will vary based on the number of theatrical title releases in any given year.

AMI Division

Revenues from our AMI Division increased $7.2 million, or 56.8%, to $19.8 million in fiscal 2010 and $2.3 million, or 21.8%, to $12.6 million in fiscal 2009. Detail of our AMI Division revenue by product was as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2010	2009
Box Office Essentials™	$8,139	$5,855	$2,284	39.0%
OnDemand Essentials™	6,105	4,934	1,171	23.7%
TV Essentials™	4,056	249	3,807	*
All Other	1,524	1,608	(84)	(5.2)%

	$19,824	$12,646	$7,178	56.8%

	Year Ended March 31,		Dollar Change	% Change
	2009	2008
Box Office Essentials™	$5,855	$5,221	$634	12.1%
OnDemand Essentials™	4,934	3,791	1,143	30.2%
TV Essentials™	249	—	249	*
All Other	1,608	1,371	237	17.3%

	$12,646	$10,383	$2,263	21.8%

*	Not meaningful.

The increase in Box Office Essentials™ revenues of $2.3 million in fiscal 2010 was primarily a result of our acquisition of the EDI-Business and growth in our existing business. The increase in Box Office Essentials™ revenues of $0.6 million in fiscal 2009 was primarily the result of an increase in syndication client revenue, as the result of adding new clients, and rate increases for existing accounts.

The increase in OnDemand Essentials™ revenues of $1.2 million in fiscal 2010 was due to a combination of obtaining new clients and rate increases for existing clients. The increase in OnDemand Essentials™ revenues of $1.1 million in fiscal 2009 was primarily due to additional new client subscriptions, custom enhancements made for specific clients and rate increases for existing accounts.

TV Essentials™ began generating recurring revenue in the second half of fiscal 2009. During the fourth quarter of fiscal 2008, when TV Essentials™ was still in development, we entered into a long-term agreement with a customer/supplier relating to this line of business, in which we began to develop reporting tools specifically relating to their unique business requirements. We deferred this revenue, applying the completed-contract method. During the second quarter of fiscal 2010, we substantially completed this contract and recognized the $1.1 million of revenue and $0.1 million of related costs. We also added new clients to this service line in fiscal 2010, which resulted in a $2.7 million increase in revenue over fiscal 2009.

Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in and successful marketing of these offerings and retention of clients. We expect continued future increases in our Essentials™ revenues as a result of further investments and additional successful launches of services.

Cost of Sales

Cost of sales consists of Unit costs, transaction costs, sell-through costs, handling and freight costs in the Home Entertainment Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenues.

In the Home Entertainment Division, Unit costs, transaction costs and sell-through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any period. As a result, it is difficult to predict the impact these Program Supplier Revenue Sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

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

Cost of sales decreased $4.3 million, or 6.9%, to $58.3 million in fiscal 2010 and increased $0.8 million, or 1.2%, in fiscal 2009. Cost of sales as a percentage of revenue was 64.0% in fiscal 2010, 65.9% in fiscal 2009 and 66.3% in fiscal 2008.

The decrease in cost of sales in fiscal 2010 compared to fiscal 2009 was primarily due to the impact on cost of sales from lower Home Entertainment Division revenues, partially offset by a one-time fee of $0.9 million in our AMI Division relating to data integration services, the recognition of $0.1 million of previously deferred costs associated with the completion of the long-term contract noted above, as well as an increase within the AMI Division due to increased costs associated with purchasing data within OnDemand and Multi-Screen Essentials™ services and increased costs associated with amortizing capitalized internally developed software used to provide those services. The decrease in cost of sales as a percentage of revenue in fiscal 2010 compared to fiscal 2009 was primarily due to a larger percentage of revenue generated by our AMI Division, partially offset by the increased AMI Division costs discussed above.

The decrease in cost of sales in fiscal 2009 compared to fiscal 2008 was primarily due to the fluctuations in revenue, as well as the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily due to the timing and magnitude of Units shipped with minimum guarantees, as well as to a larger percentage of our revenue being produced by our AMI Division. We achieve higher gross margins on our AMI Division revenue than on our Home Entertainment Division revenue.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $6.4 million, or 24.2%, to $33.1 million in fiscal 2010, and increased $1.0 million, or 3.8%, in fiscal 2009.

The increase in selling and administrative expenses in fiscal 2010 compared to fiscal 2009 was primarily due to the continued expansion of our Multi-Screen Essentials™ line of business, including the expansion of our executive, marketing and sales team and office in New York, costs associated with hiring our new Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer and costs relating to the acquisition of Nielsen’s EDI-Business. Such costs are detailed below:

Fiscal 2010 (In millions)
Non-cash, stock-based compensation expense recognized for equity awards granted to our new Chief Executive Officer and our new Chief Operating Officer and Chief Financial Officer in fiscal 2010	$1.4
Non-cash, stock-based compensation related to two directors who departed from our Board of Directors during fiscal 2010	$0.3
Costs related to organizational changes, including relocation costs for our new Chief Operating Officer	$0.6
Acquisition-related costs	$1.7
Recurring costs relating to the EDI-Business	$0.8
Change in status of Chairman of the Board	$0.6
Costs associated with addition and expansion of U.S. office locations	$0.3
Other	$0.7

$6.4

Please refer to Notes 7, 11 and 12 of Notes to Consolidated Financial Statements.

Selling and administrative expenses also increased as a percentage of revenue to 36.3% in fiscal 2010 compared to 28.0% in fiscal 2009 as a result of the higher overall costs combined with lower revenues. We expect selling and administrative expenses to continue to increase due to additional costs related to the acquisition of the EDI-Business as we fully integrate our respective systems, personnel and other resources over the next six months.

The increase in selling and administrative expenses in fiscal 2009 compared to fiscal 2008 was primarily due to the continued expansion of our Essentials™ lines of business. As a percentage of revenues, selling and administrative expenses were 28.0% in fiscal 2009 compared to 27.5% in fiscal 2008, primarily due to our continued investment in our Essentials™ line of business in fiscal 2009.

Provision for Doubtful Accounts

Our provision for doubtful accounts increased $0.2 million, or 74.3%, to $0.5 million in fiscal 2010, and increased $0.2 million, or 715.2%, in fiscal 2009.

The increases were primarily due to increases in accounts written off because the amounts owed were determined to be uncollectible and those amounts exceeded the amount we could recover from our Program Suppliers. We expect this trend to continue during fiscal 2011.

Asset Impairment

During fiscal 2010, we recorded an asset impairment charge of $134,000 relating to a loss of customers in Supply Chain Essentials™. Management concluded that it was unlikely we would see any further growth from that line. Additionally, during fiscal 2010, 2009 and 2008, we recorded asset impairment charges related to various components of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future. These asset impairment charges did not significantly alter management’s plans for the expansion of its Essentials™ services.

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

Income Taxes

Our effective tax rate was a benefit of 153.7% in fiscal 2010 and an expense of 15.6% and 36.7%, respectively, in fiscal 2009 and 2008. Our effective tax rate differs from the federal statutory tax rate primarily due to state income taxes and other adjustments as noted below.

The fiscal 2010 rate was positively impacted by federal and state research and experimentation credits of $0.2 million, earnings on marketable securities that are exempt from federal income taxation of $0.2 million, lower tax rates in foreign jurisdictions of $0.1 million and tax benefits relating to net reductions in our tax contingencies of $0.3 million due to a lapse of the applicable statute of limitations on tax positions taken in prior fiscal years.

In fiscal 2009, our tax rate was positively affected by the following factors: $0.3 million for federal and state research and experimentation credits, $0.3 million for earnings on investments in tax exempt municipal bonds, $0.3 million for changes in our unrecognized tax benefit reserve, which included $0.8 million of favorable settlements relating to a completed federal tax audit offset by an additional reserve of $0.5 million primarily for tax positions taken in prior fiscal years, and $0.8 million for income exempt in foreign jurisdictions.

In fiscal 2008, our tax rate was positively affected by $0.6 million of federal and state research and experimentation credits and negatively affected by a $0.1 million charge associated with unrecognized tax benefits.

Inflation

We believe that the impact of inflation was minimal on our business in fiscal 2010, 2009 and 2008.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2011.

Cash and cash equivalents and marketable securities decreased $14.6 million to $19.9 million at March 31, 2010. This decrease resulted primarily from $3.7 million used for the purchase of equipment and capitalized IT costs, $16.7 million used for the acquisition of the EDI-Business, net of cash acquired, and $0.3 million used for the repurchase of our common stock. These factors were partially offset by $4.0 million provided by operating activities and $1.0 million provided from the issuance of our common stock from the exercise of stock options.

Accounts and notes receivable, net of allowances, increased $3.5 million to $19.9 million at March 31, 2010, primarily due to the EDI-Business acquisition, as well as an increase in revenues in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.

During fiscal 2010, we spent $3.7 million on property and equipment, including $2.7 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $5.1 million on property and equipment in fiscal 2011, including approximately $3.8 million for the capitalization of internally developed software, primarily for our business information service offerings as we expand our Multi-Screen Essentials™ lines of business and integrate and/or replace systems relating to the EDI-Business acquisition. The remaining capital expenditures in fiscal 2011 will be primarily for computer equipment.

Accrued liabilities increased $0.8 million to $1.4 million at March 31, 2010, primarily due to the EDI-Business acquisition and increased data costs related to OnDemand and MultiScreen Essentials™.

Accrued compensation increased $1.2 million to $2.3 million at March 31, 2010, primarily due to the EDI-Business acquisition and expansion of our executive and sales teams.

Deferred revenue of $1.4 million at March 31, 2010 and $1.5 million at March 31, 2009 included amounts related to quarterly or annual subscriptions to our services. The March 31, 2009 balance also included amounts related to a long-term agreement with a customer/supplier relating to our TV Essentials™ line of business noted previously, which were recognized in the second quarter of fiscal 2010.

Deferred rent, current and long-term, of $1.0 million at March 31, 2010 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. We repurchased 29,850 shares in fiscal 2010 at an average price of $10.13 per share, all of which occurred during the first quarter of fiscal 2010. Through March 31, 2010, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. No additional shares have been repurchased since March 31, 2010. This plan does not have an expiration date. We do not have an established plan for definitive repurchases of shares in any period.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of the covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter. Wells Fargo Bank, N.A., waived this requirement for the quarters ending December 31, 2009 and March 31, 2010. At March 31, 2010, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2010 was as follows (in thousands):

	Payments Due By Fiscal Period
Contractual Obligation	Total	2011	2012 and 2013	2014 and 2015	2016 and beyond
Operating leases	$9,148	$1,619	$2,770	$2,495	$2,264
Program Supplier guarantees	1,175	1,175	—	—	—

	$10,323	$2,794	$2,770	$2,495	$2,264

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

We recognize revenue when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The products or services have been delivered;

•	The license period has begun (which is referred to as the “street date” for a product);

•	The arrangement fee is fixed or determinable; and

•	Collection of the arrangement fee is reasonably assured.

PPT agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the Participating Retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from Program Suppliers and handling, packaging and shipping of the Units to the Participating Retailer. Once the Units are shipped, we have no further obligation to provide services to the Participating Retailer.

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

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we developed reporting tools specifically relating to their unique business requirements. We recognized revenue using the completed-contract method and, accordingly, we recognized the revenue and related costs when the development project was completed in the second quarter of fiscal 2010.

We recognize other services revenue, including DRS revenue in our Home Entertainment Division, and business information services revenue in our AMI Division, ratably over the period of service.

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $0.6 million at both March 31, 2010 and 2009. See also Schedule II, Valuation and Qualifying Accounts included in Item 8 of this Annual Report on Form 10-K.

Deferred Taxes

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we will record a valuation allowance against deferred tax assets. As of March 31, 2010 and 2009, we had a valuation allowance of $12,000 and $0.1 million, respectively, recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. Net deferred tax liabilities totaled $0.4 million and $0.6 million, respectively, as of March 31, 2010 and 2009.

Accounting for Unrecognized Tax Benefits

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2010 and 2009, the total amount of unrecognized tax benefits was $1.0 million and $1.2 million, respectively, including penalties and interest of $53,000 and $36,000, respectively. All unrecognized tax benefits at March 31, 2010 would affect the effective tax rate if recognized. See Note 10 of Notes to Consolidated Financial Statements.

Capitalized Software

Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients. Such internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize such software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Based on these reviews, we recorded impairment charges of $199,000, $257,000 and $85,000 in fiscal 2010, 2009 and 2008, respectively. Changes in technology could affect our estimate of the useful life of such assets. Capitalized software costs, net of accumulated amortization, totaled $4.8 million and $3.8 million at March 31, 2010 and 2009, respectively.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”), stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”) and restricted stock units (“RSUs”) based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock-based awards.

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

Compensation expense is only recognized on awards that ultimately vest and market-based awards. However, we have not reduced the stock-based compensation expense for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested options are held by members of senior management and the Board of Directors. We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures are significant, our results of operations could be materially impacted.

Stock-Based Compensation Agreements with Non-Employees

We are required to recognized compensation expense for stock-based compensation agreements with non-employees based on the estimated fair value of the award on the grant date and at the end of each reporting period. We utilize the Black-Scholes valuation model to determine the end of period fair value of these awards and record the cumulative incremental change in value as compensation expense over the life of the award.

Marketable Securities

We classify our marketable securities as “available for sale” securities and, accordingly, they are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Acquisition of the EDI-Business

The purchase price for the EDI-Business acquisition was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

Goodwill and Intangible Assets

Goodwill and certain intangible assets acquired which have indefinite lives are not subject to amortization. We will test these assets for impairment annually, beginning on February 1, 2011, or more frequently if events or changes in circumstances indicate that they might be impaired, based on cash flows and other market valuation methods. We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method and evaluate for impairment in accordance with our existing policy “Impairment of Long-Lived Assets.”

New Accounting Guidance

See Note 3 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting guidance.

Off-Balance Sheet Arrangements

Other than as disclosed above under Contractual Payment Obligations, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate risk related to our cash deposits and marketable securities. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

We operate globally and have exposure to market risk from changes in foreign exchange rates. In most markets, we generate revenue and expenses in local currencies. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Our most significant foreign currency risks relate to the Euro, the British Pound and the Canadian Dollar. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rentrak Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon June 14, 2010

Rentrak Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$2,435	$4,601
Marketable securities	17,490	29,874
Accounts and notes receivable, net of allowances for doubtful accounts of $565 and $597	19,862	16,406
Taxes receivable and prepaid taxes	1,235	1,231
Deferred income taxes	—	135
Other current assets	916	960

Total Current Assets	41,938	53,207

Property and equipment, net of accumulated depreciation of $10,985 and $9,472	7,569	6,128
Goodwill	3,396	—
Other intangible assets, net of accumulated amortization of $76 and $0	11,344	—
Other assets	559	543

Total Assets	$64,806	$59,878

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,170	$6,738
Accrued liabilities	1,390	595
Accrued compensation	2,327	1,100
Deferred income tax liabilities	68	—
Deferred revenue	1,356	1,530

Total Current Liabilities	11,311	9,963

Deferred rent, long-term portion	924	982
Deferred income tax liabilities	328	714
Taxes payable, long-term	1,015	1,242

Total Liabilities	13,578	12,901

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,595 and 10,421	11	11
Capital in excess of par value	48,887	45,504
Accumulated other comprehensive income (loss)	89	(203)
Retained earnings	2,241	1,665

Total Stockholders’ Equity	51,228	46,977

Total Liabilities and Stockholders’ Equity	$64,806	$59,878

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Income Statements

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2010	2009	2008
Revenue	$91,076	$94,966	$93,188
Cost of sales	58,277	62,575	61,814

Gross margin	32,799	32,391	31,374

Operating expenses:
Selling and administrative	33,055	26,619	25,650
Provision for doubtful accounts	469	269	33
Asset impairment	199	257	85

	33,723	27,145	25,768

Income (loss) from operations	(924)	5,246	5,606

Other income:
Interest income, net	1,151	1,108	1,507
Other income, net	—	—	144

	1,151	1,108	1,651

Income before income taxes	227	6,354	7,257
Provision (benefit) for income taxes	(349)	991	2,663

Net income	$576	$5,363	$4,594

Basic net income per share	$0.05	$0.51	$0.43

Diluted net income per share	$0.05	$0.49	$0.41

Shares used in per share calculations:
Basic	10,527	10,561	10,728

Diluted	11,013	11,047	11,227

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For The Years Ended March 31, 2010, 2009 and 2008

(In thousands, except share amounts)

				Cumulative	Retained
			Capital	Other	Earnings	Total
	Common Stock		In Excess	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	of Par Value	Income	Deficit)	Equity
Balance at March 31, 2007	10,723,728	$11	$48,155	$132	$(6,963)	$41,335

Net income	—	—	—	—	4,594	4,594
Reclassification adjustment relating to substantial liquidation of foreign investment	—	—	—	(181)	—	(181)
Unrealized gain on foreign currency translation	—	—	—	219	—	219

Comprehensive income						4,632
Common stock issued pursuant to stock plans	170,563	—	1,027	—	—	1,027
Common stock used to pay for option exercises and taxes	(15,828)	—	(208)	—	—	(208)
Common stock issued in exchange for deferred stock units	9,000	—	—	—	—	—
Deferred stock units granted to Board of Directors, net	—	—	650	—	—	650
Stock-based compensation expense - options	—	—	325	—	—	325
Common stock repurchased	(282,799)	—	(3,253)	—	—	(3,253)
Cumulative effect of adoption of FIN 48	—	—	—	—	(1,329)	(1,329)
Income tax benefit from stock-based compensation	—	—	493	—	—	493

Balance at March 31, 2008	10,604,664	11	47,189	170	(3,698)	43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense - options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	576	576
Unrealized gain on foreign currency translation	—	—	—	208	—	208
Unrealized gain on investments, net of tax	—	—	—	84	—	84

Comprehensive income	—	—	—	—	—	868
Common stock issued pursuant to stock plans	141,950	—	1,118	—	—	1,118
Common stock used to pay for option exercises and taxes	(3,590)	—	(75)	—	—	(75)
Common stock issued in exchange for deferred stock units	66,000	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	675	—	—	675
Stock-based compensation expense - options	—	—	559	—	—	559
Stock-based compensation expense - restricted stock units	—	—	947	—	—	947
Common stock repurchased	(29,850)	—	(302)	—	—	(302)
Income tax effect from stock-based compensation	—	—	461	—	—	461

Balance at March 31, 2010	10,595,447	$11	$48,887	$89	$2,241	$51,228

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$576	$5,363	$4,594
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit (expense) from stock-based compensation	461	(31)	493
Depreciation and amortization	2,329	1,750	1,433
Loss on disposal of fixed assets	—	—	14
Gain on liquidation of foreign investment	—	—	(144)
Impairment of capitalized software projects	199	257	85
Adjustment to allowance for doubtful accounts	(32)	25	(27)
Stock-based compensation	2,361	487	975
Excess tax benefits from stock-based compensation	(332)	(8)	(272)
Deferred income taxes	(245)	661	(283)
Realized gain on marketable securities	(374)	—	—
(Increase) decrease, net of effect of acquisition, in:
Accounts and notes receivable	(982)	(1,076)	4,654
Interest and dividends receivable	82	(106)	4
Taxes receivable and prepaid taxes	(4)	224	(1,423)
Other current assets	31	487	(524)
Increase (decrease), net of effect of acquisition, in:
Accounts payable	(942)	50	(6,944)
Taxes payable	(227)	(723)	636
Accrued liabilities and compensation	1,659	3	(556)
Deferred rent	(59)	(7)	(61)
Deferred revenue and other liabilities	(549)	659	424

Net cash provided by operating activities	3,952	8,015	3,078

Cash flows from investing activities:
Purchase of marketable securities	(7,300)	(30,000)	—
Sale or maturity of marketable securities	20,200	4,986	17,119
Purchase of property and equipment	(3,703)	(2,953)	(2,568)
Cash paid for acquisition, net of cash acquired	(16,659)	—	—

Net cash provided by (used in) investing activities	(7,462)	(27,967)	14,551

Cash flows from financing activities:
Issuance of common stock	1,043	150	889
Excess tax benefits from stock-based compensation	332	8	272
Repurchase of common stock	(302)	(2,291)	(3,253)

Net cash provided by (used in) financing activities	1,073	(2,133)	(2,092)

Effect of foreign exchange translation on cash	271	(176)	(26)

Increase (decrease) in cash and cash equivalents	(2,166)	(22,261)	15,511

Cash and cash equivalents:
Beginning of year	4,601	26,862	11,351

End of year	$2,435	$4,601	$26,862

Supplemental information:
Income taxes paid	$384	$810	$3,240
Income tax refunds	643	1	—
Deferred gain related to forgiven loan for capital assets	—	967	—

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Overview

Rentrak Corporation is located in Portland, Oregon, and has several locations throughout the world. We have two operating divisions, the Home Entertainment Division, which was formerly known as the PPT Division, and Advanced Media and Information (“AMI”) Division as well as the non-operating Other Division.

Our Home Entertainment Division manages our business operations that deliver home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) and related rental and sales information for the content to home video specialty stores and other retailers, located in the U.S. and Canada, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios (“Program Suppliers”). Under our Pay-Per-Transaction system (the “PPT System”), retailers (“Participating Retailers”) sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Supplier. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the Program Supplier and the Participating Retailers.

Our Home Entertainment Division also includes our Direct Revenue Sharing (“DRS”) services. DRS encompasses the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, such as Blockbuster Entertainment and Netflix, to our respective DRS clients, for rented entertainment content received both on physical product as well as digitally, under established agreements on a fee for service basis.

Our AMI Division manages our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. In addition to our corporate headquarters, we have operations in California, New York, Florida, the United Kingdom, Australia, Germany, France, Mexico, Argentina, Spain and Russia. We collect and process data from across 26 countries.

Our Other Division also includes corporate and administrative costs as well as expenses associated with other products and/or services which are still in the development stage.

Note 2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Rentrak Corporation, its wholly or majority owned subsidiaries, and those subsidiaries in which we have a controlling interest after elimination of all intercompany accounts and transactions.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We consider our most critical accounting policies to be those related to revenue recognition and those that require the use of estimates and assumptions, specifically, accounts receivable reserves, Program Supplier guarantee reserves, deferred tax asset valuation reserves, determining the realizable value of capitalized internally developed software costs, stock-based compensation, unrecognized tax benefits and intangible asset valuation and determination of useful lives.

Revenue Recognition

We recognize revenue when all of the following conditions are met:

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

During the fourth quarter of fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we developed reporting tools specifically relating to their unique business requirements. We recognized revenue applying the completed-contract method and, accordingly, we recognized the revenue and related costs when the development project was completed during the second quarter of fiscal 2010.

We recognize other services revenue, including DRS revenue in our Home Entertainment Division, and business information services revenue in our AMI Division, ratably over the period of service.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. Cash and cash equivalents totaled $2.4 million and $4.6 million, respectively, at March 31, 2010 and 2009. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits.

Marketable Securities

We classify our marketable securities as “available for sale” securities and, accordingly, our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. We are able to contractually recover certain bad debts from our Program Suppliers. Such recoveries are recorded as reductions to expense when they are fixed and determinable pursuant to the Program Supplier contract. See Schedule II included on page 58 for detail regarding our bad debt expense and allowance for doubtful accounts.

One customer accounted for 16% of our accounts receivable balance as of March 31, 2010. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2010 or 2009. We do not have any off-balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, cash equivalents, marketable securities, accounts and notes receivable and accounts payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2010 and 2009. See Note 5.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. During fiscal 2010, we recorded an asset impairment charge of $134,000 relating to a loss of customers in Supply Chain Essentials™. Management concluded that it was unlikely we would see any further growth from that line. Additionally, during fiscal 2010, 2009 and 2008, we recorded asset impairment charges of $65,000, $257,000 and $85,000, respectively, related to various software components of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future.

Acquisition of the EDI-Business

The purchase price for the EDI-Business acquisition was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

Goodwill and Intangible Assets

Goodwill and certain intangible assets acquired which have indefinite lives are not subject to amortization. We will test these assets for impairment annually, beginning on February 1, 2011, or more frequently if events or changes in circumstances indicate that they might be impaired, based on cash flows and other market valuation methods. We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method and evaluate for impairment in accordance with our existing policy “Impairment of Long-Lived Assets.” Please refer to Note 7 Acquisition of Nielsen EDI-Business.

Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to seven years for furniture and fixtures, three to ten years for equipment and five years for capitalized software. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever are shorter. Property and equipment is reviewed for impairment as discussed above.

In June 2006, we received commitments for conditional loans from the State of Oregon and the Portland Development Commission (“PDC”) for funding leasehold improvements in the amounts of $0.2 million and $0.7 million, respectively. In the second quarter of fiscal 2007, we also received a conditional grant from the PDC for $58,000. These amounts were all forgiven during fiscal 2009. The $1.0 million gain related to the forgiveness was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related leases at the rate of $30,000 per quarter through December 2016. The balance of the deferral related to the forgiveness was $0.8 million at March 31, 2010.

Long-Term Investment

We have one long-term investment included in other assets, which is valued based on the cost-method and had an aggregate carrying amount of $0.5 million as of March 31, 2010. We evaluate this investment annually for impairment. The fair value of our cost-method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Additionally, we believe that it is not practicable to estimate fair value of this investment without incurring excessive costs.

Landlord Incentives

On December 2, 2005, we renewed our headquarters building lease in Portland, Oregon. The new lease term began on January 1, 2007 and expires on December 31, 2016. During fiscal 2007, we renovated our headquarter offices and expanded our occupancy from 48,000 square feet to approximately 55,500 square feet. This lease was amended and, effective September 1, 2008, our leased space increased to a total of 58,800 square feet. Our lease contains provisions relating to an allowance from our landlord associated with the costs of our improvements, as well as three months of free rent. These landlord incentives and free rent, which totaled $1.0 million and $1.1 million, respectively, at March 31, 2010 and 2009, were recorded as deferred rent and are being amortized at the rate of approximately $24,000 per quarter as a reduction to rent expense over the lease term.

Capitalized Software

Capitalized software is included in property and equipment, net, and consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients. These services provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theatre owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. Such internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize such software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment as discussed above. Changes in technology could affect our estimate of the useful life of such assets. Capitalized software costs, net of accumulated amortization, totaled $4.8 million and $3.8 million at March 31, 2010 and 2009, respectively. See Note 6.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2010 and 2009, we had a valuation allowance of $12,000 and $0.1 million, respectively, recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. As of March 31, 2010 and 2009, net deferred tax liabilities totaled $0.4 million and $0.6 million, respectively.

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2010 and 2009, the total amount of unrecognized tax benefits was $1.0 million and $1.2 million, respectively, including penalties and interest of $53,000 and $36,000, respectively. All unrecognized tax benefits at March 31, 2010 would affect the effective tax rate if recognized. See Note 10.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Advertising Expense

Advertising costs are expensed as incurred. Expenses incurred totaled approximately $1.7 million, $1.9 million and $1.8 million, respectively, in fiscal 2010, 2009 and 2008. Reimbursements received for direct and indirect expenses totaled approximately $2.3 million, $2.5 million and $2.2 million, respectively, in fiscal 2010, 2009 and 2008.

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

Reimbursements provided by a Program Supplier can be “accountable” or “unaccountable.” The Program Supplier provides accountable amounts only to the extent that we provide documentary evidence of the funds paid either to our Participating Retailers directly or paid to third parties. Accountable reimbursements are recorded as a reduction of the same income statement line item, selling and administrative expenses, in which the costs are recorded, which typically occurs in the same accounting period. Unaccountable reimbursements are normally calculated and awarded on a fixed amount per unit of product shipped and do not require substantiation that any payments were made to promote marketing efforts. Unaccountable reimbursements are recognized when units of their associated product are shipped, which is when a majority of the direct or indirect marketing effort and the corresponding expense is incurred, which typically occurs within the same reporting period. Unaccountable reimbursements are classified as reductions to cost of sales on the income statement.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”), cash-settled stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”) and restricted stock units (“RSUs”) based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes options pricing model and Monte Carlo simulations for valuing our stock-based awards.

Compensation expense is only recognized on awards that ultimately vest and market-based awards. However, we have not reduced the stock-based compensation expense for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested options are held by members of senior management and the Board of Directors. We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures are significant, our results of operations could be materially impacted. See Note 12.

Stock-Based Compensation Agreements with Non-Employees

We are required to recognize compensation expense for stock-based compensation agreements with non-employees based on the estimated fair value of the award on the grant date and at the end of each reporting period until we reach the measurement date. We utilize the Black-Scholes valuation model to determine the end of period fair value of these awards and adjust the cumulative incremental change in value as compensation expense over the life of the award.

Foreign Currency Translation

Adjustments from translating foreign functional currency financial statements into U.S. Dollars are included in cumulative other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income. Currently, our most significant foreign functional currencies are the Euro, the British Pound and the Canadian Dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included as a component of selling and administrative expenses in our consolidated income statements.

Comprehensive Income

Components of our comprehensive income consisted of the changes in our cumulative translation adjustment relating to our Rentrak Canada and EDI subsidiaries and unrealized gains or losses on our investments, which include our marketable securities and investments relating to our deferred compensation plan. The balances in these accounts as of March 31, 2010 and 2009 were as follows (in thousands):

	March 31,
	2010	2009
Unrealized gain (loss) on foreign translation adjustments	$80	$(128)
Unrealized gain (loss) on investments	9	(75)

Total cumulative other comprehensive income (loss)	$89	$(203)

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

Earnings Per Share

Following is a reconciliation of the shares used for the basic net income per share (“EPS”) and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2010	2009	2008
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)	10,527	10,561	10,728
Diluted EPS:
Effect of dilutive DSUs and stock options	486	486	499

	11,013	11,047	11,227

Options not included in diluted EPS as they would be antidilutive	198	—	—

Deferred stock units (“DSUs”) not included in diluted EPS as they would be antidilutive	94	55	36

Performance-based grants not included in diluted EPS	896	345	—

Reclassifications

Certain immaterial reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 3. New Accounting Guidance

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, which includes guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Recent Accounting Guidance Not Yet Adopted

ASU 2010-17

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the provisions of ASU 2010-17 to have any effect on our financial position, results of operations or cash flows.

Note 4. Marketable Securities

Marketable securities, all of which were classified as “available-for-sale” at March 31, 2010 and 2009, consisted of the following (in thousands):

	March 31,
	2010	2009
Municipal tax exempt bond funds
Amortized cost	$17,474	$30,000
Gross unrecognized holding gains	16	—
Gross unrecognized holding losses	—	(126)

Fair value	$17,490	$29,874

Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds, which may adversely affect our results of operations, financial condition and liquidity.

In fiscal 2010, $0.4 million of recognized gains from the sale of available-for-sale securities were included as a component of other income, net.

Note 5. Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	March 31, 2010
	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond fund	$17,490	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis.

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2010	2009
Furniture, fixtures and computer equipment	$6,412	$5,353
Leasehold improvements(1)	1,017	966
Capitalized software(2)	11,125	9,281

	18,554	15,600
Less accumulated depreciation and amortization	(10,985)	(9,472)

	$7,569	$6,128

(1)	See Note 8 for information regarding an offset to leasehold improvements related to loan forgiveness in fiscal 2009.
(2)	Includes $1.2 million and $1.1 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2010 and 2009, respectively, and, as such, are not being amortized.

Amortization expense related to capitalized software was $1.4 million, $0.9 million and $0.6 million for fiscal 2010, 2009 and 2008, respectively. Accumulated amortization related to capitalized software was $5.1 million and $4.4 million at March 31, 2010 and 2009, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years and thereafter as of March 31, 2010 is expected to be as follows (in thousands):

2011	$1,447
2012	1,255
2013	1,078
2014	771
2015	223
Thereafter	—

$4,774

Note 7. Acquisition of Nielsen EDI-Business

On January 29, 2010, we closed our acquisition (the “Acquisition”) of shares of Nielsen EDI Limited, a private limited liability company incorporated and registered under the laws of England and Wales, and certain assets of The Nielsen Company (U.S.), LLC, a Delaware limited liability company (the “Seller”), in the United States, Australia, Germany, France, Mexico, Argentina, and Spain relating exclusively to the portion of the Seller’s business that provides information management and business intelligence services by gathering and tracking theatrical gross receipt ticket sales and related information at movie theaters in certain countries for films and pay-per-view screenings at such facilities (the “EDI-Business”).

This strategic transaction will provide us with a global platform, furthering our ability to deliver box office results from more than 50,000 movie screens across 26 countries. Additionally, it provides us with a platform from which we can pursue new business opportunities.

The purchase price for the EDI-Business consisted of $15.0 million cash plus working capital adjustments of $1.8 million cash and an additional liability of $0.1 million. We also entered into a Data License Agreement that provides the Seller continued access to certain box office sales information for certain of Seller’s existing products and services that currently use or feature such data and a Transition Services Agreement that will provide certain services to us on a transitional basis.

The purchase consideration was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of the EDI-Business. The fair values of intangible assets were calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 10.5% to 29.0% and vary based on the amount paid for each of the intangible assets located in the foreign locations listed above. These discount rates were applied to the intangible assets to reflect the varying profitability levels in the foreign territories and Rentrak’s evaluation of the global strategic value of each territory rather than their cash flow generating abilities on a stand alone basis.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Cash and cash equivalents	$300	—
Accounts and notes receivable	2,507	—
Other current assets	87	—
Property and equipment	154	3 years
Goodwill	3,395	Indefinite
Other intangible assets:
Global relationships	7,400	Indefinite
Local relationships – U.K., Germany and Spain	3,630	8 years
Local relationships – U.S.	340	10 years
EDI trade name	50	3 years

	11,420

	17,863

Accounts payable	(381)	—
Deferred revenue	(225)	—
Other long-term liabilities	(298)	—

	(904)

	$16,959

The overall weighted average amortization period for the above intangible assets as of the date of acquisition was 8.0 years. Goodwill of $3.4 million was recorded as a result of consideration paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed, which resulted from expected future strategic position and the workforce acquired. Within one year following the purchase date, we may update the value allocated to the purchased assets and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Goodwill will not be amortized, but will be evaluated annually for potential impairment based on current and future financial and economic results of our Box Office Essentials™ line of business, which is part of our AMI Division. In the U.S., goodwill is deductible for income tax purposes. In the foreign jurisdictions in which we operate, the deductibility of goodwill will vary by jurisdiction, but we do not anticipate that this will materially impact our financial results.

For the fiscal year ended March 31, 2010, we have included $1.8 million in revenues and $0.6 million in earnings relating to the EDI-Business since the acquisition date. We have also incurred $1.7 million of acquisition and transition costs, which have been included in selling and administrative expenses.

Amortization expense relating to the EDI-Business acquisition for the fiscal year ended March 31, 2010 was $0.1 million and is included in selling and administrative expenses. The estimated amortization expense for the next five fiscal years and thereafter as of March 31, 2010 was as follows (in thousands):

2011	$504
2012	504
2013	502
2014	488
2015	488
Thereafter	1,448

$3,934

Pro forma results of operations as if the EDI-Business had been acquired as of April 1, 2008, were as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2010(1)	2009(2)
Total revenues	$101,261	$107,577
Net income	2,002	4,228
Basic earnings per share	0.19	0.40
Diluted earnings per share	0.18	0.38

(1)	Includes Rentrak’s results for the fiscal year ended March 31, 2010, and the EDI-Business’s results for the year ended December 31, 2009, as filed on Form 8-K/A on April 16, 2010. Rentrak’s results have been adjusted to exclude the revenues, earnings, transition and acquisition costs relating to the EDI-Business subsequent to the acquisition date.
(2)	Includes Rentrak’s results for the fiscal year ended March 31, 2009 and the EDI-Business’s results for the year ended December 31, 2008.

Pro forma historical results of operations are not necessarily indicative of actual future results of operations.

Note 8. Renovation of Corporate Headquarters Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarters office renovations, we received cash-based rent incentives of $0.9 million from the landlord based on our qualified expenditures and three months of free rent, with a value of $0.3 million. Additionally, in connection with our September 2008 lease amendment, we received cash-based rent incentives of $50,000 and three months of free rent, with a value of $17,000. These landlord incentives, which totaled $1.0 million and $1.1 million, respectively, at March 31, 2010 and 2009, were recorded as deferred rent and are being amortized at the rate of approximately $24,000 per quarter, as a reduction to lease expense over the lease term, which began January 1, 2007 and ends December 31, 2016.

In addition, in June 2006, we received commitments for conditional loans from the State of Oregon and the PDC for funding in the amounts of $0.2 million and $0.7 million, respectively. In the second quarter of fiscal 2007, we also received a conditional grant from the PDC for $58,000. These amounts were all forgiven during fiscal 2009. The $1.0 million gain related to the forgiveness was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related leases at the rate of $30,000 per quarter through December 2016. The balance of the deferral related to the forgiveness was $0.8 million and $0.9 million, respectively, at March 31, 2010 and 2009.

Note 9. Line of Credit

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. We were out of compliance with the covenant relating to reporting pretax profit of not less than $1 for each fiscal quarter for the quarters ended December 31, 2009 and March 31, 2010. Wells Fargo Bank, N.A., the lender, waived this requirement for these quarters. At March 31, 2010 and 2009, we had no outstanding borrowings under this agreement.

Note 10. Income Taxes

Income (loss) from operations before income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008
U.S.	$(34)	$6,226	$7,088
Non-U.S.	261	128	169

	$227	$6,354	$7,257

The provision (benefit) for income taxes was as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Current tax provision (benefit):
Federal	$(437)	$(7)	$2,417
State	130	291	469
Foreign	205	44	60

	(102)	328	2,946
Deferred tax provision (benefit)	(247)	663	(283)

	$(349)	$991	$2,663

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Provision computed at statutory rates	$77	$2,161	$2,467
State taxes, net of federal benefit	19	463	499
Research credits	(203)	(253)	(569)
Transaction expenditures	164	—	—
Tax exempt income	(196)	(267)	—
Foreign tax exempt income	—	(768)	—
Unrecognized tax benefits	(255)	(348)	114
Stock-based compensation	(42)	76	74
Meals and entertainment	50	48	43
Foreign tax rate differences	(113)	(10)	(8)
Adjustment to deferred income tax rate	18	—	—
Other	132	(111)	43

	$(349)	$991	$2,663

Deferred tax assets (liabilities) were comprised of the following components (in thousands):

	March 31,
	2010	2009
Current deferred taxes:
Deferred revenue	$—	$138
Mark to market adjustment on investments	(7)	57
Other	(61)	(60)

Total current deferred taxes	(68)	135

Non-current deferred taxes:
Depreciation and amortization	620	467
Free rent	158	138
Accelerated research and experimentation expenditures	(2,545)	(2,040)
Stock-based compensation	1,111	610
Net operating loss and capital carryforwards	12	80
State tax credits	24	—
Compensation accruals	122	—
Other	182	111

Total non-current deferred taxes	(316)	(634)
Valuation allowance	(12)	(80)

Net non-current deferred taxes	(328)	(714)

Net deferred taxes	$(396)	$(579)

Total deferred tax assets were approximately $2.2 million and $1.6 million, respectively, at March 31, 2010 and 2009 and total deferred tax liabilities were approximately $2.6 million and $2.1 million, respectively. The increase (decrease) to our valuation allowance was $(68,000), $0 and $(27,000), respectively, in fiscal 2010, 2009 and 2008.

As of March 31, 2010 and 2009, tax (charges) benefits of approximately $(7,000) and $55,000, respectively, were recorded in other comprehensive income related to the unrealized gains on investments classified as available for sale.

As of March 31, 2010 and 2009, we had state net operating loss carryforwards, primarily in states where we had minimal operations, totaling approximately $256,000 and $251,000, respectively, the tax benefits of which have been fully reserved. The state net operating loss carryforwards expire beginning in fiscal years 2011 through 2024.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and/or whether loss carryback opportunities exist. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of March 31, 2010, based on these assessments and considerations, we continue to provide a valuation allowance against our state net operating loss carryforwards due to the lack of expected operating income in the near term in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income and/or loss carryback opportunities and have, therefore, not recorded a valuation allowance against them.

As of March 31, 2010, we had approximately $131,000 of unrepatriated earnings in foreign jurisdictions, which, if repatriated to the U.S., would not result in any net tax liability. Furthermore, as of March 31, 2010, it was our intention that all unpatriated foreign earnings will be permanently reinvested offshore.

Following is a rollforward of our unrecognized tax benefits (in thousands):

Balance at April 1, 2007	$1,584
Additions for tax positions taken in fiscal 2008	265
Additions for tax positions taken in prior fiscal years	—
Decrease for tax positions taken in prior fiscal years (payment of tax)	(146)
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	—

Balance at March 31, 2008	1,703
Additions for tax positions taken in fiscal 2009	93
Additions for tax positions taken in prior fiscal years	408
Decrease for tax positions taken in prior fiscal years (payment of tax)	(292)
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	(706)

Balance at March 31, 2009	1,206
Additions for tax positions taken in fiscal 2010	32
Additions for tax positions taken in prior fiscal years	—
Decrease for tax positions taken in prior fiscal years (payment of tax)	—
Decreases for lapses in statutes of limitation	(280)
Decreases for settlements with taxing authorities	—

Balance at March 31, 2010	$958

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $53,000 and $36,000 at March 31, 2010 and 2009, respectively. Net interest and penalties recognized as a component of the tax provision in fiscal 2010 and 2009 totaled approximately $17,000 and $0, respectively.

We file U.S. federal income tax returns, foreign income tax returns in various jurisdictions and multiple state and local tax returns, of which Oregon is our largest jurisdiction. The open tax years subject to examination are March 31, 2007 – March 31, 2010 for the U.S. federal return. The open tax years in all other jurisdictions range from March 31, 2001 – March 31, 2010. A potential reduction to the unrecognized tax benefits of approximately $64,000, before interest, relating to federal and state tax credits, may occur in the next twelve months as a result of expiring statute of limitations periods.

Note 11. Organizational Changes

During the second quarter of fiscal 2010, we made organizational changes relating to the expansion of our AMI Division and other business needs. As a result of these changes, we recognized severance related costs of approximately $0.4 million, as well as legal costs of $0.1 million during the second quarter of fiscal 2010. We incurred an additional $0.1 million during the third quarter of fiscal 2010 related to relocation expenses associated with hiring our new Chief Operating Officer and Chief Financial Officer. See note 17.

Note 12. Stockholders’ Equity

Stock Repurchase Program

Our stock repurchase program, which was approved by our Board of Directors in January 2006, authorized the purchase of up to 1.0 million shares of our common stock and does not have an expiration date. Shares may be repurchased from time to time in both open market and privately negotiated purchases in such amounts as we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. Currently, the price per share which may be paid to repurchase shares cannot exceed $12.75, unless further reauthorized by our Board of Directors.

We have repurchased the following shares pursuant to this plan in the last three fiscal years:

	Number Repurchased	Average Price Per Share	Total Price
Fiscal 2010	29,850	$10.13	$0.3 million
Fiscal 2009	217,218	$10.55	$2.3 million
Fiscal 2008	282,799	$11.51	$3.3 million

	529,867	$11.04	$5.9 million

At March 31, 2010, 276,633 shares remained available for repurchase under this plan.

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2010	2009	2008
Weighted average grant-date per share fair value of share options granted	$6.07	$2.54	$4.32
Weighted average grant-date fair value of SSARs, RSUs, DSUs and SARs	8.49	11.35	15.45
Total intrinsic value of share options exercised	1,387	246	1,178
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	2,361	487	975
Cash received from options exercised and shares purchased under all share-based arrangements(1)	1,043	150	889
Tax deduction (expense) related to stock options exercised	461	(31)	493

(1)	During fiscal 2010, 2009 and 2008, we withheld $75,000, $51,000 and $0.2 million, respectively, in shares to satisfy employment taxes on stock option exercises as well as the payment of the exercise price of stock options.

We capitalized $36,000 of stock-based compensation expense in fiscal 2010. No stock-based compensation expense was capitalized as a part of an asset during fiscal 2009 or 2008.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2010	2009	2008
Risk-free interest rate	1.67% - 2.75%	1.9%	2.7%
Expected dividend yield	0%	0%	0%
Expected lives	3.8-6.0 years	2.5 years	6 years
Expected volatility	32.96% - 37.59%	32.24%	35.65%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. The expected term for each grant is estimated based on our historical experience with similar awards. The expected volatility for options granted is calculated based on our historical volatility for a period matching the term of the grant. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

We amortize stock-based compensation for stock options on a straight-line basis over the vesting period of the individual award, which is the requisite service period. The requisite service periods for each tranche of the RSUs are determined based on the median time horizon over which the tranche is estimated to vest. We have not reduced the stock-based compensation for estimated forfeitures as there is no basis for estimating future forfeitures as all unvested options are held by members of senior management and the non-employee Directors.

Shares to be issued under stock-based awards will come from authorized but unissued shares.

Stock Incentive Plan

The Rentrak Corporation 2005 Stock Incentive Plan (the “2005 Plan”) replaced the 1997 Non-Officer Employee Stock Option Plan and the 1997 Equity Participation Plan (the “Prior Plans”).

Under the 2005 Plan, we may grant incentive or nonqualified stock options, stock appreciation rights, restricted stock or units with time-based vesting, performance shares with vesting tied to performance goals and other equity-based awards to eligible participants, including our officers, other key employees, our non-employee directors and certain consultants. Up to a total of 2.0 million shares of our common stock may be issued pursuant to awards granted under the 2005 Plan, subject to adjustment for changes in capitalization. In addition, shares covered by outstanding stock options under the Prior Plans that are cancelled, terminate or otherwise expire without being exercised become available for grants of new awards under the 2005 Plan.

Our equity-based plans are administered by the Compensation Committee of our Board, which determines the terms and conditions of awards made under the plans. Generally, options granted under the plans vest over periods of one to four years and expire ten years after the date of grant.

At our Annual Meeting of Shareholders in August 2009, our shareholders approved amendments to our 2005 Plan. Significant amendments included the following:

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

As of March 31, 2010, awards covering 523,317 shares of our common stock remained available for grant under our 2005 Plan and 2,807,351 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Stock Options

Stock option activity for fiscal 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2009	1,349,788	$7.53
Granted	532,500	17.05
Exercised	(141,950)	7.88
Forfeited	(34,250)	11.00

Outstanding at March 31, 2010	1,706,088	$10.40

Certain information regarding options outstanding as of March 31, 2010 was as follows:

	Options Outstanding	Options Exercisable
Number	1,706,088	847,963
Weighted average exercise price	$10.40	$5.96
Aggregate intrinsic value	$19.0 million	$13.2 million
Weighted average remaining contractual term	4.4 years	2.2 years

Of the stock options granted during fiscal 2010, 200,000 were granted to Mr. William P. Livek, our Chief Executive Officer. Upon his termination without cause or for good reason, up to 100,000 of these options will vest to the extent not previously vested. If a change in control of Rentrak occurs, the options will vest in full.

In addition, 121,750 of the options granted in fiscal 2010 were granted to Mr. David I. Chemerow, our Chief Operating Officer and Chief Financial Officer. Upon his termination without cause or for good reason, two annual installments of these options will vest to the extent not previously vested. If a change in control of Rentrak occurs, the options will vest in full.

In fiscal 2009, we also granted nonqualified stock options exercisable for a total of 311,125 shares of our common stock pursuant to our 2005 Plan to 15 employees. The options have an exercise price of $11.10 per share and are subject to vesting provisions based on attaining performance goals comparable to those applicable to the stock appreciation rights (“SAR”) awards discussed below and will expire on August 30, 2011 to the extent not previously exercised or terminated. Vesting will be accelerated if a change in control occurs before the performance criteria are met. The fair value of the performance-based options was estimated to be $0.8 million using the Black-Scholes valuation model. However, as of March 31, 2010, no compensation cost has been recognized for these options as we do not currently have sufficient information with which to determine that the conditions are probable of being achieved.

On March 24, 2010, we granted 76,000 nonqualified stock options to 7 employees. The options have an exercise price of $20.89 per share and vest over four years. The fair value of the options is $0.6 million and was calculated using the Black-Scholes valuation model. An additional 75,000 performance-based stock options were granted to one employee. These options vest based on the achievement of certain financial targets over the next three years. The options have an exercise price of $20.89 per share. The fair value of the options is $0.5 million and was calculated using the Black-Scholes valuation model.

Deferred Stock Units

Deferred stock unit (“DSU”) activity for fiscal 2010 was as follows:

	DSUs Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2009	127,500	$12.67
Granted	81,000	11.45
Issued	(66,000)	11.91
Forfeited	—	—

Outstanding at March 31, 2010(1)	142,500	$12.33

(1)	Of the 142,500 DSUs outstanding at March 31, 2010, 48,500 were vested. However, the DSUs are not issued until the director holding such DSU retires from the Board.

During the second quarter of fiscal 2010, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of one of the awards representing 18,000 DSUs and another award for 6,000 DSUs fully vested pursuant to its terms. We recognized $0.3 million of compensation expense related to these transactions.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for fiscal 2010 was as follows:

	RSUs Outstanding	Weighted Average Grant Date per RSU Fair Value
Outstanding at March 31, 2009	—	$—
Granted	476,096	8.52
Issued	—	—
Forfeited	—	—

Outstanding at March 31, 2010	476,096	$8.52

Of the RSUs granted in fiscal 2010, 213,750 were granted to Mr. Livek, our Chief Executive Officer, and will vest upon satisfaction of performance goals tied to achievement of either (a) specified levels of earnings before interest, taxes, depreciation and amortization, as modified by subtracting certain other expenditures, over the current and next two fiscal years (the “EBITDA Condition”), or (b) trading-price targets for our common stock ranging from $20 to $40 per share for 65 consecutive trading days during the period of June 15, 2009 through March 31, 2013 (the “Market Condition”). The fair value of the RSUs relating to the Market Condition was estimated to be $1.3 million, based on a Monte Carlo simulation, $0.5 million of which was recognized through the end of fiscal 2010 and included in selling and administrative expenses. As of March 31, 2010, no compensation expense had been recognized for the EBITDA Condition as we do not currently believe the condition is likely to be achieved.

Vesting of a portion or all of Mr. Livek’s RSUs will also occur if a change in control of Rentrak occurs at price levels ranging from $20 to $40 per share prior to March 31, 2013. Upon termination without cause or for good reason, 90,000 RSUs will vest if termination occurs on or after April 1, 2010 and prior to April 1, 2011, and 120,000 RSUs will vest if termination occurs on or after April 1, 2011 and on or prior to March 31, 2012.

Mr. Chemerow was granted 131,173 RSUs in fiscal 2010. These RSUs will vest upon satisfaction of performance goals which are similar to Mr. Livek’s RSU award described above. The fair value of the RSUs relating to the Market Condition was estimated to be $1.2 million, based on a Monte Carlo simulation, $0.4 million of which was recognized in fiscal 2010 and included in selling and administrative expenses. As of March 31, 2010, no compensation expense had been recognized for the EBITDA Condition as we do not currently believe the condition is likely to be achieved.

Vesting of a portion or all of Mr. Chemerow’s RSUs will also occur if a change in control of Rentrak occurs at price levels ranging from $20 to $40 per share prior to June 15, 2013. Upon termination without cause or for good reason, 36,000 RSUs will vest if termination is on or prior to June 30, 2010, 54,000 RSUs will vest if termination occurs on or after July 1, 2010 and prior to July 1, 2011, and 72,000 RSUs will vest if termination occurs on or after July 1, 2011 and on or prior to June 30, 2012.

An additional 131,173 RSUs were granted to another executive officer in March 2010. These RSUs will vest upon satisfaction of performance goals, which are similar to Mr. Livek’s RSU award described above. They also contain termination provisions similar to those contained in Mr. Chemerow’s award described above. The trading price targets for this award range from $25 to $40 per share for 65 consecutive trading days for the period ending June 15, 2013. The fair value of the RSUs was estimated to be $1.6 million, based on a Monte Carlo simulation. In fiscal 2010, we recognized $27,000 and allocated 50% of that cost to selling and administrative expenses and capitalized the remainder as part of IT development costs associated with our new AMI Essentials™ lines of business.

Stock-Settled Stock Appreciation Rights

Stock-settled stock appreciation rights (“SSARs”) activity for fiscal 2010 was as follows:

	SSARs Outstanding	Weighted Average Base Price	Weighted Average Grant Date per SSAR Fair Value
Outstanding at March 31, 2009	—	$—	$—
Granted	75,000	14.50	5.33
Issued	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2010	75,000	$14.50	$5.33

The SSARs granted during fiscal 2010 vest in equal amounts over four years and have a 10-year term. The SSARs granted in fiscal 2010 were granted to Mr. Livek. Upon his termination without cause or for good reason, up to two annual installments of the SSARs will vest to the extent not previously vested. If a change in control of Rentrak occurs, the award will vest in full.

Stock Appreciation Rights Plan

In October 2008, we adopted the Rentrak Corporation Stock Appreciation Rights Plan (the “SAR Plan”), pursuant to which up to a total of 500,000 cash-settled stock appreciation rights (“SARs”) may be awarded to our key employees. Upon vesting, each SAR gives the holder the right to receive, in cash, an amount equal to the increase in the value of a share of our common stock over the base price. The base price will be equal to the closing sale price of a share of our common stock as quoted on The Nasdaq Stock Market on the grant date.

As discussed previously, our shareholders approved amendments to our 2005 Plan in August 2009. As a result of these amendments, any future awards of SARs are expected to be granted under the 2005 Plan, rather than the SAR Plan, and those awards will count against the aggregate number of shares available under the 2005 Plan.

SAR activity for fiscal 2010 was as follows:

	SARs Outstanding	Weighted Average Grant Date Base Price
Outstanding at March 31, 2009	265,125	$11.10
Granted	5,250	15.89
Issued	—	—
Forfeited	(33,750)	11.10

Outstanding at March 31, 2010	236,625	$11.21

Vesting of the SAR awards is subject to performance goals based on the achievement of minimum amounts of operating income by various lines of business. The performance goals relate to the two-year period ending March 31, 2011. Each individual SAR award is subject to a performance goal selected by the relevant line of business, with about 70% of the awards tied to combined operating results for Multi-Screen and OnDemand Essentials™ and the remaining awards to operating results for our Home Entertainment Division, Box Office Essentials™ or Home Entertainment Essentials™. We will determine whether the performance goals have been met by no later than June 15, 2011 and vested SARs will be settled in cash based on the closing sale price of our common stock on August 30, 2011 and paid no later than September 30, 2011. The SARs will vest in full if a change in control occurs before the performance criteria are met. As of March 31, 2010, no compensation cost has been recognized for these SARs as the performance goals are not probable of being attained.

Compensation Agreement with Non-Employee

During the fourth quarter of fiscal 2010, we entered into a compensation agreement with a non-employee in connection with services provided relating to our Essentials™ lines of business. This award has a base price of $15.48 and will vest in equal annual installments over a three-year period, subject to certain restrictions. Each annual payment will be based on the increase in stock price from the base price multiplied by 200,000 and will be settled in cash. Vesting of the award is accelerated under certain conditions. We utilized the Black-Scholes valuation model to determine the end of period fair value of this award and recorded a liability of $0.2 million recognized as compensation expense during the fourth quarter of 2010 and included in selling and administrative expenses. This award will be revalued at the end of each reporting period with the change in value being recognized during the current period. The fair value of this award at March 31, 2010 was approximately $1.4 million.

Unrecognized Stock-Based Compensation Expense

As of March 31, 2010, the unrecognized compensation expense related to unvested stock-based awards, exclusive of the performance-based awards not currently expected to vest, was $6.4 million, and will be recognized over the weighted average remaining vesting period of 2.5 years.

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

Note 13. Commitments

Leases

We lease certain facilities under operating leases expiring at various dates through 2019. Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2010 (in thousands):

Year Ending March 31,
2011	$1,619
2012	1,448
2013	1,322
2014	1,248
2015	1,247
Thereafter	2,264

Total minimum lease payments	$9,148

The leases require us to pay for taxes, insurance and maintenance and contain escalation clauses. In fiscal 2007, we received $0.9 million from the landlord as an incentive upon our corporate headquarters lease renewal, as well as three months of free rent, the total value of which was recorded as deferred rent on our consolidated balance sheet. The deferred rent is being amortized at the rate of approximately $24,000 per quarter as a reduction to our rent expense over the lease term. Rent expense under operating leases is recognized on a straight-line basis over the terms of the leases and was approximately $1.4 million in fiscal 2010, $1.1 million in fiscal 2009 and $1.1 million in fiscal 2008.

Note 14. Contingencies

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations. We currently have no material outstanding litigation.

Note 15. 401(k) Plan

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Our contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Our contributions under the 401(k) Plan for calendar 2009, 2008 and 2007 were approximately $381,000, $354,000 and $131,000, respectively. Our plan year ends on December 31. For the period of January 1, 2010 to March 31, 2010, we had paid $87,000 and accrued $24,000 for anticipated contributions related to the plan year ending December 31, 2010.

Note 16. Business Segments and Enterprise-Wide Disclosures

We operate in two business segments, our Home Entertainment Division and Advanced Media and Information (“AMI”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The Home Entertainment Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The AMI Division manages our Essentials Suite™

of business information services, primarily offered on a recurring subscription basis. The Other Division is a non-operating segment and includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Most of our revenues for the fiscal years ended March 31, 2010, 2009 and 2008 were generated in the U.S. We also have operations in Canada, Russia, Hong Kong, the United Kingdom, Australia, Germany, France, Mexico, Argentina and Spain. Cumulative revenue from these foreign locations accounted for less than 10% of total revenues during the fiscal years ended March 31, 2010, 2009 and 2008. See also Note 7.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain results of operations information by segment was as follows (in thousands):

	Home Entertainment	AMI	Other(1)	Total
Year Ended March 31, 2010
Sales to external customers	$71,252	$19,824	$—	$91,076
Gross margin	19,821	12,978	—	32,799
Depreciation and amortization	147	1,792	390	2,329
Income (loss) from operations	12,353	1,190	(14,467)	(924)

Year Ended March 31, 2009
Sales to external customers	$82,320	$12,646	$—	$94,966
Gross margin	22,828	9,563	—	32,391
Depreciation and amortization	99	1,080	571	1,750
Income (loss) from operations	14,648	901	(10,303)	5,246

Year Ended March 31, 2008
Sales to external customers	$82,805	$10,383	$—	$93,188
Gross margin	22,949	8,425	—	31,374
Depreciation and amortization	86	718	629	1,433
Income (loss) from operations	15,216	1,271	(10,881)	5,606

(1)	Includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Revenue by service activity was as follows (in thousands):

Year Ended March 31,	2010	2009	2008
Transaction fees	$46,824	$53,274	$54,324
Sell-through fees	11,255	13,432	14,093
DRS	5,236	6,410	6,171
Essentials Suite™	19,824	12,646	10,383
Other	7,937	9,204	8,217

	$91,076	$94,966	$93,188

We had several Program Suppliers that supplied product in excess of 10% of our total revenues as follows:

Year Ended March 31,	2010	2009	2008
Program Supplier 1	12%	17%	17%
Program Supplier 2	11%	15%	17%
Program Supplier 3	11%	13%	12%
Program Supplier 4	10%	11%	15%

Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

We had one customer within our Home Entertainment Division, which provided 12.8% of our revenues in fiscal 2010. No other customer accounted for 10% or more of our total revenue in fiscal 2010, 2009 or 2008. The customer accounted for 16% of our accounts receivable balance as of March 31, 2010. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2010 or 2009. We do not have any off-balance sheet credit exposure related to our customers.

Note 17. Related Party Transaction

In June 2009, in contemplation of the transition associated with the hiring of Bill Livek as Chief Executive Officer, we entered into an amended and restated employment agreement with Paul Rosenbaum which provided for his continued service in a non-executive capacity as Chairman of the Board. In light of the successful completion of the transition, during March 2010 the Board of Directors approved revised compensation arrangements for Mr. Rosenbaum effective March 31, 2010, pursuant to which he will continue as Chairman of the Board in a non-employee capacity through at least September 30, 2011. Mr. Rosenbaum’s cash compensation for continuing as Chairman of the Board was established at the annual rate of $50,000.

Mr. Rosenbaum received a lump sum payment in the amount of $0.3 million in full satisfaction of the balance of salary that would have been due under his employment agreement during calendar 2010 and we accrued $0.2 million for the remaining amount owed, which will be paid in early January 2011.

We also entered into a consulting agreement with Mr. Rosenbaum for a term expiring September 30, 2013, under which Mr. Rosenbaum will provide investor relations advice and such other services as Rentrak may request in exchange for a monthly retainer of $833 through September 30, 2011 and $333 for the remainder of the term, plus continuation of medical, dental and long-term care benefits. In the event that Mr. Rosenbaum secures a contract or other arrangement under which Rentrak is expected to receive revenue of $1,000,000 or more in a 12-month period, Rentrak will negotiate with Mr. Rosenbaum in good faith with regard to bonus compensation. Mr. Rosenbaum’s employee stock options and cash-settled stock appreciation rights will not terminate as a result of the revised compensation arrangements.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2010 was as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Revenue	$21,637	$21,323	$23,110	$25,006
Income (loss) from operations	112	502	(1,313)	(225)
Net income (loss)	282	676	(579)	197
Basic net income (loss) per share	0.03	0.06	(0.05)	0.02
Diluted net income (loss) per share	0.03	0.06	(0.05)	0.02

2009
Revenue	$25,353	$24,327	$22,973	$22,313
Income from operations	1,681	1,279	475	1,811
Net income	1,036	842	1,238	2,247
Basic net income per share	0.10	0.08	0.12	0.21
Diluted net income per share	0.09	0.08	0.11	0.21

Rentrak Corporation

Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2008	$596	$—	$(801)	$777	$572
Fiscal 2009	572	—	(1,206)	1,231	597
Fiscal 2010	597	—	(1,602)	1,570	565

Valuation allowance on deferred tax assets
Fiscal 2008	$107	$(27)	$—	$—	$80
Fiscal 2009	80	—	—	—	80
Fiscal 2010	80	(68)	—	—	12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Management excluded the EDI-Business from its assessment of internal control over financial reporting as of March 31, 2010, because this business was acquired on January 29, 2010, during the fourth fiscal quarter ended March 31, 2010 and represented less than 2% of our fiscal 2010 revenue.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of March 31, 2010. Our internal control over financial reporting as of March 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein. See also “Changes in Internal Control Over Financial Reporting” above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rentrak Corporation

We have audited Rentrak Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting on the EDI Business whose assets represent approximately 17% of the balance sheet and revenues of less than 1% of the related consolidated financial statement amounts as of and for the year ended March 31, 2010. As indicated in Management’s Report, the EDI Business was acquired on January 29, 2010 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the EDI Business.

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

In our opinion, Rentrak Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 14, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, Oregon

June 14, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our 2010 Proxy Statement. See “Executive Compensation,” “Director Compensation for Fiscal 2010” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2010, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	2,149,271	$10.69	523,317
Equity compensation plans not approved by shareholders(2)	250,413	5.22	—

Total	2,399,684	$10.61	523,317

(1)	Equity compensation plans approved by shareholders include the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.
(2)	Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval, include the 1997 Non-Officer Employee Stock Option Plan and the Restricted Stock Unit Award Agreement with Mr. Livek.
(3)	The weighted average exercise price does not take into account outstanding deferred stock units or restricted stock units. See Note 12 of Notes to Consolidated Financial Statements for additional information on stock-based awards outstanding, including a description of the 1997 Non-Officer Employee Stock Option Plan and the award agreement with Mr. Livek for 213,750 restricted stock units.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference from our 2010 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our 2010 Proxy Statement. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference from our 2010 Proxy Statement. See “Matters Relating to Our Auditors.”

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

Date: June 14, 2010	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 14, 2010.

Principal Executive Officer and Director:

By:	/s/ William P. Livek
William P. Livek
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Remaining Directors:

By:	*
Paul A. Rosenbaum, Chairman of the Board

By:	*
Thomas D. Allen, Director

By:	*
Richard Hochhauser, Director

By:	*
George H. Kuper, Director

By:	*
Anne MacDonald, Director

By:	*
Brent D. Rosenthal, Director

By:	*
Ralph R. Shaw, Director

*By:	/s/ David I. Chemerow
David I. Chemerow, Attorney-in-Fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Master Purchase Agreement, dated as of December 4, 2009, by and between Rentrak Corporation and The Nielsen Company (US), LLC (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.1	2/04/2010

2.2	Amendment No. 1 to the Master Purchase Agreement, dated as of January 29, 2010 (the exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.2	2/04/2010

3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005	10-K	000-15159	3.1	6/13/2005

3.2	Bylaws of Rentrak Corporation as amended through June 15, 2009	8-K	000-15159	3.2	6/19/2009

10.1	Credit Agreement, dated December 1, 2008, between Rentrak Corporation and Wells Fargo Bank, National Association (“Credit Agreement”)	10-Q	000-15159	10.1	2/05/2009

10.2	First Amendment dated December 1, 2009, to Credit Agreement	10-Q	000-15159	10.1	2/09/2010

10.3	Revolving Line of Credit Note under Credit Agreement	10-Q	000-15159	10.2	2/05/2009

10.4	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and U.S. Stock Transfer Corporation	8-K	000-15159	4.1	5/18/2005

10.5*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation					X

10.6*	1997 Equity Participation Plan of Rentrak Corporation, as amended (“1997 Equity Plan”)	10-K	000-15159	10.10	6/28/2002

10.7*	Form of Non-Qualified Stock Option Agreement under 1997 Equity Plan	10-K	000-15159	10.8	6/26/2003

10.8*	Form of Incentive Stock Option Agreement under 1997 Equity Plan	10-K	000-15159	10.9	6/26/2003

10.9*	1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation (“Non-Officer Plan”)	S-8	333-28565	4.1	6/05/1997

10.10*	First Amendment to Non-Officer Plan	S-8	333-39021	4.1	10/29/1997

10.11*	Second Amendment to Non-Officer Plan	10-K	000-15159	10.31	6/28/2002

10.12*	Third Amendment to Non-Officer Plan	10-Q	000-15159	10.1	11/13/2002

10.13*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001 under 1997 Equity Plan	10-K	000-15159	10.30	6/29/2001

10.14*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated March 30, 2001 under 1997 Equity Plan	10-K	000-15159	10.31	6/29/2001

10.15*	Incentive Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005 under 1997 Equity Plan	10-K	000-15159	10.17	6/13/2005

10.16*	Non-Qualified Stock Option Agreement with Paul A. Rosenbaum dated February 9, 2005 under 1997 Equity Plan	10-K	000-15159	10.18	6/13/2005

E-1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.17*	Form of Award Agreement for Non-Qualified Stock Options granted prior to 2008 under 2005 Plan	10-Q	000-15159	10.1	11/08/2005

10.18*	Form of Award Agreement for Non-Qualified Stock Options granted in October 2008 under 2005 Plan	10-Q	000-15159	10.2	11/05/2008

10.19*	Non-Qualified Stock Option Award Agreement dated June 15, 2009 with William P. Livek under 2005 Plan	10-Q	000-15159	10.2	8/07/2009

10.20*	Stock-Settled Stock Appreciation Rights Award Agreement dated June 15, 2009 with William P. Livek under 2005 Plan	10-Q	000-15159	10.4	8/07/2009

10.21*	Non-Qualified Stock Option Award Agreement dated October 1, 2009 with David I. Chemerow under 2005 Plan	10-Q	000-15159	10.7	11/09/2009

10.22*+	Restricted Stock Unit Award Agreement dated October 1, 2009 with David I. Chemerow under 2005 Plan	10-Q	000-15159	10.8	11/09/2009

10.23*+	Non-Qualified Stock Option Award Agreement dated March 24, 2010 with Cathy Hetzel under 2005 Plan					X

10.24*+	Restricted Stock Unit Award Agreement dated March 24, 2010 with Amir Yazdani under 2005 Plan					X

10.25*	Form of Award Agreement for Non-Employee Director Deferred Stock Units under 2005 Plan	10-Q	000-15159	10.1	11/09/2006

10.26*	Rentrak Corporation Stock Appreciation Rights Plan (“SAR Plan”)	8-K/A	000-15159	10.1	10/14/2008

10.27*	Form of Award Agreement for Stock Appreciation Rights under SAR Plan	10-Q	000-15159	10.3	11/15/2008

10.28*+	Restricted Stock Unit Award Agreement dated June 15, 2009 with William P. Livek	10-Q	000-15159	10.3	8/07/2009

10.29*	Rentrak Corporation Annual Cash Bonus Plan					X

10.30*	Amended and Restated Employment Agreement dated June 15, 2009 with Paul A. Rosenbaum	10-Q	000-15159	10.5	8/07/2009

10.31*	Agreement dated March 31, 2010 with Paul A. Rosenbaum					X

10.32*	Consulting Agreement dated March 31, 2010, with Paul A. Rosenbaum					X

10.33*	Employment Agreement dated June 15, 2009 with William P. Livek	10-Q	000-15159	10.1	8/07/2009

10.34*	Amended and Restated Employment Agreement dated October 15, 2009 with David I. Chemerow	10-Q	000-15159	10.6	11/9/2009

10.35*	Amended and Restated Employment Agreement dated March 30, 2010 with Kenneth M. Papagan					X

10.36*	Amended and Restated Employment Agreement dated March 30, 2010 with Amir Yazdani					X

E-2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.37*	Amended and Restated Employment Agreement dated March 30, 2010 with Cathy Hetzel					X

10.38*	Amended and Restated Employment Agreement dated March 30, 2010 with Ronald Giambra					X

10.39*	Amended and Restated Employment Agreement dated March 30, 2010 with Marty Graham					X

10.40*	Amended and Restated Employment Agreement dated March 30, 2010 with Timothy J. Erwin					X

10.41*	Amended and Restated Employment Agreement dated March 30, 2010 with Christopher E. Roberts					X

10.42*	Employment Agreement dated January 1, 2007 with Mark L. Thoenes	8-K	000-15159	10.1	5/4/2007

10.43*	Form of Award Agreement for Non-Qualified Stock Options (Time-Vested) granted beginning September 2009 under 2005 Plan					X

21	List of Subsidiaries of Registrant					X

23	Consent of Grant Thornton LLP, independent registered public accounting firm					X

24	Power of Attorney					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

99	Description of Capital Stock of Rentrak Corporation	8-K	000-15159	99.1	5/18/2005

*	Management Contract or Compensatory Plan or Arrangement
+	Portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission

E-3