Form 10-Q
period 2010-06-30
RENTRAK CORP
filed 2010-08-04
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,888,890
(Class)	(Outstanding at July 31, 2010)

RENTRAK CORPORATION

FORM 10-Q

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2010 and March 31, 2010 (unaudited)	2

	Condensed Consolidated Income Statements - Three Months Ended June 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years Ended March 31, 2010 and 2009 and three months ended June 30, 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	16

Item 6.	Exhibits	16

Signature		17

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2010	March 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,623	$2,435
Marketable securities	22,273	17,490
Accounts and notes receivable, net of allowances for doubtful accounts of $520 and $565	17,267	19,862
Taxes receivable and prepaid taxes	1,705	1,235
Other current assets	818	916

Total Current Assets	43,686	41,938

Property and equipment, net of accumulated depreciation of $11,613 and $10,985	8,159	7,569
Goodwill	3,283	3,396
Other intangible assets, net of accumulated amortization of $193 and $76	11,090	11,344
Other assets	624	559

Total Assets	$66,842	$64,806

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,073	$6,170
Accrued liabilities	1,337	1,174
Accrued compensation	3,060	2,543
Deferred income tax liabilities	67	68
Deferred revenue	1,258	1,356

Total Current Liabilities	11,795	11,311

Deferred rent, long-term portion	908	924
Deferred income tax liabilities	298	328
Taxes payable, long-term	998	1,015

Total Liabilities	13,999	13,578

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,886 and 10,595	11	11
Capital in excess of par value	50,818	48,887
Accumulated other comprehensive income (loss)	(314)	89
Retained earnings	2,328	2,241

Total Stockholders’ Equity	52,843	51,228

Total Liabilities and Stockholders’ Equity	$66,842	$64,806

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2010	2009
Revenue	$24,561	$21,637
Cost of sales	13,904	14,237

Gross margin	10,657	7,400

Operating expenses:
Selling and administrative	10,574	7,052
Provision for doubtful accounts	117	171
Asset impairment	—	65

	10,691	7,288

Income (loss) from operations	(34)	112

Other income:
Interest income, net	94	299

	94	299

Income before income taxes	60	411
(Benefit) provision for income taxes	(27)	129

Net income	$87	$282

Basic net income per share	$0.01	$0.03

Diluted net income per share	$0.01	$0.03

Shares used in per share calculations:
Basic	10,725	10,492

Diluted	11,226	10,908

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$87	$282
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit (expense) from stock-based compensation	785	(15)
Depreciation and amortization	756	524
Impairment of capitalized software projects	—	65
Adjustment to allowance for doubtful accounts	(45)	49
Stock-based compensation	1,744	120
Excess tax benefits from stock-based compensation	(654)	(15)
Deferred income taxes	(31)	525
Realized gain on marketable securities	(2)	—
(Increase) decrease in:
Accounts and notes receivable	2,708	2,277
Taxes receivable and prepaid taxes	(470)	(175)
Other current assets	304	(30)
Increase (decrease) in:
Accounts payable	(117)	(1,001)
Taxes payable	(17)	55
Accrued liabilities and compensation	(1,124)	6
Deferred revenue and other liabilities	(114)	(32)

Net cash provided by operating activities	3,810	2,635

Cash flows from investing activities:
Purchase of marketable securities	(6,583)	—
Sale or maturity of marketable securities	1,800	—
Purchase of property and equipment	(1,074)	(771)

Net cash used in investing activities	(5,857)	(771)

Cash flows from financing activities:
Issuance of common stock	1,030	250
Excess tax benefits from stock-based compensation	654	15
Repurchase of common stock	—	(302)

Net cash provided by (used in) financing activities	1,684	(37)

Effect of foreign exchange translation on cash	(449)	90

Increase (decrease) in cash and cash equivalents	(812)	1,917

Cash and cash equivalents:
Beginning of year	2,435	4,601

End of period	$1,623	$6,518

Supplemental non cash information:
Capitalized stock-based compensation	$165	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	of Par Value		Deficit)	Equity
Balance at March 31, 2008	10,604,664	$11	$47,189	$170	$(3,698)	$43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense - options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	576	576
Unrealized gain on foreign currency translation	—	—	—	208	—	208
Unrealized gain on investments, net of tax	—	—	—	84	—	84

Comprehensive income	—	—	—	—	—	868
Common stock issued pursuant to stock plans	141,950	—	1,118	—	—	1,118
Common stock used to pay for option exercises and taxes	(3,590)	—	(75)	—	—	(75)
Common stock issued in exchange for deferred stock units	66,000	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	675	—	—	675
Stock-based compensation expense - options	—	—	559	—	—	559
Stock-based compensation expense - restricted stock units	—	—	947	—	—	947
Common stock repurchased	(29,850)	—	(302)	—	—	(302)
Income tax effect from stock-based compensation	—	—	461	—	—	461

Balance at March 31, 2010	10,595,447	11	48,887	89	2,241	51,228

Net income	—	—	—	—	87	87
Unrealized loss on foreign currency translation	—	—	—	(402)	—	(402)
Unrealized loss on investments, net of tax	—	—	—	(1)	—	(1)

Comprehensive income	—	—	—	—	—	(316)
Common stock issued pursuant to stock plans	357,404	—	1,421	—	—	1,421
Common stock used to pay for option exercises	(16,610)		(391)	—	—	(391)
Common stock used to pay for taxes associated with vested RSUs	(50,724)	—	(1,236)	—	—	(1,236)
Deferred stock units granted to Board of Directors	—	—	108	—	—	108
Stock-based compensation expense - options	—	—	243	—	—	243
Stock-based compensation expense - restricted stock units	—	—	1,001	—	—	1,001
Income tax effect from stock-based compensation	—	—	785	—	—	785

Balance at June 30, 2010	10,885,517	$11	$50,818	$(314)	$2,328	$52,843

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2010 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2. Net Income Per Share

Following is a reconciliation of the shares used for the basic earnings per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended June 30,
	2010		2009
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)	10,725	(1)	10,492	(1)
Diluted EPS:
Effect of dilutive DSUs and stock options	501		416

	11,226		10,908

Options not included in diluted EPS as they would be antidilutive	—		275

Performance-based grants not included in diluted EPS	751		559

(1)	Includes 69,500 and 87,000 vested DSUs, respectively, for the three months ended June 30, 2010 and 2009, that will not be issued until the director holding the DSUs retires from our Board of Directors.

Note 3. Business Segments, Significant Suppliers and Major Customers

We operate in two business segments, our Home Entertainment Division and Advanced Media and Information (“AMI”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The Home Entertainment Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. This division also includes Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to studios. The AMI Division manages our Essentials Suite™ of business information services, primarily offered on a recurring subscription basis. The Other Division is a non-operating segment and includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Most of our revenues for the fiscal 2011 and 2010 periods were generated in the U.S. We also have operations in Canada, Russia, Hong Kong, the United Kingdom, Australia, Germany, France, Mexico, Argentina, Brazil and Spain. Revenue from these foreign locations in aggregate accounted for less than 10% of total revenues during the three-month periods ended June 30, 2010 and 2009.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	Home Entertainment	AMI	Other(1)	Total
Three Months Ended June 30, 2010
Sales to external customers	$16,290	$8,271	$—	$24,561
Gross margin	4,737	5,920	—	10,657
Income (loss) from operations	2,804	1,078	(3,916)	(34)

Three Months Ended June 30, 2009
Sales to external customers	$18,066	$3,571	$—	$21,637
Gross margin	5,138	2,262	—	7,400
Income (loss) from operations	3,127	(222)	(2,793)	112

(1)	Includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Note 4. Stock-Based Compensation

During the first quarter of fiscal 2011, 145,231 restricted stock units (“RSUs”) vested upon achieving one of the market conditions pursuant to award agreements related to the trading price of our common stock. We recognized $0.3 million of additional compensation expense, included in selling, general and administrative expense, as the awards vested prior to the completion of the initially estimated requisite service period. In conjunction with the issuance of shares in settlement of these RSUs, we withheld 50,724 shares to pay the associated withholding taxes on behalf of the employees.

Stock-based compensation in the first quarter of fiscal 2011 also includes $0.6 million for the increase in value of a stock award related to a compensation agreement entered into in the fourth quarter of fiscal 2010 with a non-employee in connection with services provided relating to our Essentials™ lines of business. This award is revalued at the end of each reporting period and any change in value is recognized during the current period.

Note 5. Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	June 30, 2010		March 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond fund	$22,273	Level 1	$17,490	Level 1

The fair value of our available for sale securities is determined based on quoted market prices for identical securities on a quarterly basis.

Marketable securities, all of which were classified as “available-for-sale” at June 30, 2010 and March 31, 2010, consisted of the following (in thousands):

	June 30, 2010	March 31, 2010
Municipal tax exempt bond funds
Amortized cost	$22,259	$17,474
Gross unrecognized holding gains	14	16
Gross unrecognized holding losses	—	—

Fair value	$22,273	$17,490

Note 6. Acquisition of EDI-Business

We closed our acquisition of the EDI-Business on January 29, 2010. For the quarter ended June 30, 2010, we have included $2.8 million in revenues and $0.3 million in earnings related to the EDI-Business. Pro forma results of operations as if the EDI-Business had been acquired as of April 1, 2009, were as follows (in thousands):

Three Months Ended June 30, 2009
Total revenues	$24,562
Net income	200

Pro forma historical results of operations are not necessarily indicative of actual future results of operations.

Note 7. New Accounting Guidance

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

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company; and our ability to successfully integrate business acquisitions into our operations. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our fiscal 2010 Form 10-K, which was filed with the Securities and Exchange Commission on June 14, 2010. These risk factors have not significantly changed since the filing of the fiscal 2010 Form 10-K.

Business Trends

Our corporate structure includes separate Home Entertainment and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our Home Entertainment Division manages our business operations that deliver Units and related rental and sales information for the content to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our Pay-Per-Transaction (“PPT”) System, retailers sublease that product from us and rent it to consumers. Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studios and the respective retailers.

Our Home Entertainment Division also includes our Direct Revenue Sharing (“DRS”) services, which encompass the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to our respective DRS clients, for rented entertainment content received both on physical product as well as digitally, under established agreements on a fee for service basis.

Our AMI Division manages our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

The Home Entertainment Division

The financial results from the Home Entertainment Division continue to be affected by the changing dynamics in the home video rental market as well as overall economic trends and conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content and can easily shift from one provider to another. Some examples include renting product from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Many of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios also increase.

In an effort to stabilize and maintain our current level of overall Home Entertainment Division revenue and earnings, we have implemented strategies to obtain new Participating Retailers, as well as assist in the retention and growth of our current Participating Retailers. The popularity of other choices an end consumer has to obtain entertainment content has been growing and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect our revenues to continue to decline.

During May 2010, a major brick and mortar retailer, Movie Gallery, announced the closure of all of its stores. This action, which represents over 2,000 brick and mortar locations, will most likely cause consumer spending to shift to other retailers and/or increase consumers’ usage of other alternatives, like kiosks, mail subscriptions or online delivery options. Also, during June 2010, as a result of financing issues, Blockbuster Entertainment’s common stock was delisted by the New York Stock Exchange. While Movie Gallery and Blockbuster Entertainment were not direct customers of ours, we believe the overall industry is contracting as a result of these closures and financial events. However, we also believe this presents opportunities that potentially benefit our Participating Retailers through increased traffic from new customers and the opportunity to expand their business through the addition of store locations. We are actively assisting with these initiatives; however, it is too soon to predict what effect, if any, this will have on our future financial results.

We continue to be in good standing with our Program Suppliers, and we make on-going efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers typically may be terminated without cause upon thirty days’ written notice by either party.

AMI Division

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our AMI Division revenue increased $4.7 million, or 132%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Our acquisition of the EDI Business, which occurred in January 2010, resulted in $2.8 million in revenue during the first quarter of fiscal 2011. Our existing lines of business saw revenue growth of 56%.

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

We have a multi-year contract with DISH Network (“Dish”), which allows us to commercially integrate Dish viewing data into TV Essentials™. We expect the integrated product to be available commercially during our quarter ending September 30, 2010. Our systems have the capability to integrate third party segmentation databases with our data which should help our clients clearly define their advertising messages to consumers. We continue to build our research capabilities to assist us in moving our products from data to knowledge-based products and services.

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

Sources of Revenue

Revenue by segment includes the following:

Home Entertainment Division

•

Transaction fees generated when Participating Retailers rent Units to consumers; additionally, certain arrangements include guaranteed minimum revenues from our customers; we recognize the guaranteed minimum revenue on the street (release) date, provided all other revenue recognition criteria are met;

•

Sell-through fees generated when Participating Retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when Participating Retailers purchase Units at the end of the lease term;

•	DRS fees from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees generated when Units are ordered by, and distributed to, Participating Retailers.

AMI Division

Subscription fee revenues from:

•	Box Office Essentials™;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

Results of Operations

Certain information by segment was as follows (in thousands):

	Home Entertainment	AMI	Other(1)	Total
Three Months Ended June 30, 2010
Sales to external customers	$16,290	$8,271	$—	$24,561
Gross margin	4,737	5,920	—	10,657
Income (loss) from operations	2,804	1,078	(3,916)	(34)

Three Months Ended June 30, 2009
Sales to external customers	$18,066	$3,571	$—	$21,637
Gross margin	5,138	2,262	—	7,400
Income (loss) from operations	3,127	(222)	(2,793)	112

(1)	Includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue increased $3.0 million, or 13.5%, to $24.6 million in the first quarter of fiscal 2011 compared to $21.6 million in the first quarter of fiscal 2010. The increase in revenue was primarily due to an increase in AMI revenue related to our acquisition of Nielsen’s EDI Business in the fourth quarter of fiscal 2010, as well as growth in other AMI lines of business, offset by declines in revenue from the Home Entertainment Division. These fluctuations are described in more detail below.

Home Entertainment Division

Home Entertainment Division revenues decreased $1.8 million, or 9.8%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as detailed below (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2010	2009
Transaction fees	$10,622	$11,608	$(986)	(8.5)%
Sell-through fees	2,668	3,003	(335)	(11.2)%
DRS	1,335	1,658	(323)	(19.5)%
Other	1,665	1,797	(132)	(7.3)%

	$16,290	$18,066	$(1,776)	(9.8)%

The decrease in transaction fees was primarily due to fewer rental transactions at our Participating Retailers, which decreased 12.4%, partially offset by a 4.4% increase in the rate per transaction, which includes the impact of minimum guarantees. The decrease in rental transactions was due to fewer Participating Retailers, as well as continued changing market conditions.

The decrease in sell-through fees was primarily due to a 14.4% decrease in sell-through volume as a result of an overall decline in Units available for sale, as well as a 1.8% decrease in the rate per transaction, offset by higher sales to brokers once Units reach their end of term.

The decrease in DRS revenue was primarily due to fewer transactions as a result of Movie Gallery’s store closures, partially offset by new revenue from kiosk transactions.

AMI Division

Revenues from our AMI division increased $4.7 million, or 132%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as detailed below (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2010	2009
Box Office Essentials™	$4,439	$1,580	$2,859	180.9%
OnDemand Essentials™	1,847	1,344	503	37.4%
TV Essentials™	1,702	277	1,425	514.4%
All Other	283	370	(87)	(23.5)%

	$8,271	$3,571	$4,700	131.6%

The increase in Box Office Essentials™ of $2.9 million in the first quarter of fiscal 2011 was primarily due to the addition of business from our acquisition of the EDI Business in the fourth quarter of fiscal 2010. Other components of Box Office Essentials™ also showed modest increases as a result of rate increases for existing accounts.

The increase in OnDemand Essentials™ revenues of $0.5 million in the first quarter of fiscal 2011 was due to a combination of obtaining new clients and rate increases for existing clients.

The increase in TV Essentials™ of $1.4 million in the first quarter of fiscal 2011 was primarily due to the addition of clients.

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

Cost of sales decreased $0.3 million, or 2.3%, in the first quarter of fiscal 2011. The Home Entertainment Division’s cost of sales decreased $1.4 million as a result of lower revenues and was relatively flat as a percentage of revenues compared to the same period of the prior fiscal year. This was offset by a $1.0 million increase in cost of sales in the AMI Division due to the growth in revenues. As a percentage of revenues, the AMI Division cost of sales was 28% in the first quarter of fiscal 2011 compared to 37% in the same period of the prior fiscal year. Since a portion of the AMI Division’s costs are fixed, the increase in revenues provided a larger base over which to allocate those costs.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $3.5 million, or 49.9%, in the first quarter of fiscal 2011. This increase was primarily due to a $1.6 million increase in stock-based compensation and a $1.8 million increase related to the EDI Business acquisition.

Asset Impairment

Asset impairment of $65,000 in the first quarter of fiscal 2010 related to various components of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future. These asset impairment charges did not significantly alter management’s plans for the expansion of its Essentials™ services.

Income Taxes

Our effective tax rate was a benefit of 45.0% in the first quarter of fiscal 2011 and was positively impacted by tax benefits on stock options exercised as well as the reversal of a tax contingency due to a lapse in the statute of limitations. The effective tax rate was 31.4% in the first quarter of fiscal 2010 and was positively impacted by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes and lower taxes in foreign jurisdictions.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2011.

Cash and cash equivalents and marketable securities increased $4.0 million to $23.9 million at June 30, 2010. This increase resulted primarily from $3.8 million provided by operating activities and $1.0 million provided from the issuance of our common stock from the exercise of stock options. These factors were partially offset by $1.1 million used for the purchase of equipment and capitalized IT costs.

Accounts and notes receivable, net of allowances, decreased $2.6 million to $17.3 million at June 30, 2010, primarily due to lower Home Entertainment Division revenues.

During the first quarter of fiscal 2011, we spent $1.1 million on property and equipment, including $0.8 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $5.1 million on property and equipment in fiscal 2011, including approximately $3.8 million for the capitalization of internally developed software, primarily for our business information service offerings as we expand our Multi-Screen Essentials™ lines of business and integrate and/or replace systems relating to the EDI-Business acquisition. The remaining capital expenditures in fiscal 2011 will be primarily for computer equipment.

Accrued compensation increased $0.7 million to $3.1 million at June 30, 2010, primarily due to a $0.6 million increase in accrued stock-based compensation that will be settled in cash related to an agreement with a non-employee.

Deferred revenue of $1.3 million at June 30, 2010 included amounts related to quarterly or annual subscriptions to our services.

Deferred rent, current and long-term, of $1.0 million at June 30, 2010 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. Through June 30, 2010, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. To date, no shares have been repurchased in fiscal 2011. This plan does not have an expiration date. We do not have an established plan for specific repurchases of shares in any period.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. Based upon the financial results reported as of and for the quarter ended June 30, 2010, we determined that we were in compliance with the financial covenants at June 30, 2010. At June 30, 2010, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our fiscal 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 14, 2010.

New Accounting Guidance

See Note 7 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our fiscal 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 14, 2010.

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

Management is in the process of evaluating its control structure relating to the EDI-Business and plans to have its assessment complete by December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our fiscal 2010 Form 10-K, which was filed with the Securities and Exchange Commission on June 14, 2010.

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

Date: August 4, 2010	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer