Form 10-Q
period 2010-09-30
RENTRAK CORP
filed 2010-11-03
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	10,958,740
(Class)	(Outstanding at November 1, 2010)

RENTRAK CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2010	March 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$2,531	$2,435
Marketable securities	24,559	17,490
Accounts and notes receivable, net of allowances for doubtful accounts of $601 and $565	16,631	19,862
Taxes receivable and prepaid taxes	1,884	1,235
Other current assets	876	916

Total Current Assets	46,481	41,938

Property and equipment, net of accumulated depreciation of $12,277 and $10,985	8,472	7,569
Goodwill	3,433	3,396
Other intangible assets, net of accumulated amortization of $329 and $76	11,204	11,344
Other assets	652	559

Total Assets	$70,242	$64,806

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,840	$6,170
Accrued liabilities	1,250	1,174
Accrued compensation	4,010	2,543
Deferred income tax liabilities	114	68
Deferred revenue	1,591	1,356

Total Current Liabilities	12,805	11,311

Deferred rent, long-term portion	892	924
Deferred income tax liabilities	285	328
Taxes payable, long-term	976	1,015

Total Liabilities	14,958	13,578

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 10,956 and 10,595	11	11
Capital in excess of par value	52,252	48,887
Accumulated other comprehensive income	285	89
Retained earnings	2,736	2,241

Total Stockholders’ Equity	55,284	51,228

Total Liabilities and Stockholders’ Equity	$70,242	$64,806

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Revenue	$24,132	$21,323	$48,693	$42,960
Cost of sales	13,091	12,902	26,995	27,139

Gross margin	11,041	8,421	21,698	15,821

Operating expenses:
Selling and administrative	10,705	7,792	21,279	14,909
Provision for doubtful accounts and notes	95	127	212	298

	10,800	7,919	21,491	15,207

Income from operations	241	502	207	614

Other income:
Interest income, net	111	206	203	505
Other income	122	—	124	—

	233	206	327	505

Income before income taxes	474	708	534	1,119
Provision for income taxes	66	32	39	161

Net income	$408	$676	$495	$958

Basic net income per share	$0.04	$0.06	$0.05	$0.09

Diluted net income per share	$0.04	$0.06	$0.04	$0.09

Shares used in per share calculations:
Basic	10,972	10,478	10,851	10,466

Diluted	11,460	11,040	11,325	10,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$495	$958
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	999	14
Depreciation and amortization	1,540	1,072
Impairment of capitalized software projects	8	65
Stock-based compensation	3,456	808
Excess tax benefits from stock-based compensation	(941)	(7)
Deferred income taxes	(122)	207
Gain on liquidation of investment	(104)	—
Gain on sale of assets	(12)	—
Realized gain on marketable securities	(8)	—
Provision (credit) for doubtful accounts and notes receivable	36	(39)
(Increase) decrease in:
Accounts and notes receivable	3,254	3,190
Taxes receivable and prepaid taxes	(651)	699
Other assets	(327)	(305)
Increase (decrease) in:
Accounts payable	(341)	(1,016)
Taxes payable	—	(149)
Accrued liabilities and compensation	(774)	195
Deferred revenue and other liabilities	194	(957)

Net cash provided by operating activities	6,702	4,735

Cash flows from investing activities:
Purchase of marketable securities	(10,782)	—
Sale of marketable securities	3,800	—
Proceeds on the sale of assets	14	—
Proceeds on the liquidation of investment	224	—
Purchase of property and equipment	(1,967)	(1,639)

Net cash used in investing activities	(8,711)	(1,639)

Cash flows from financing activities:
Issuance of common stock	1,031	314
Excess tax benefits from stock-based compensation	941	7
Repurchase of common stock	—	(302)

Net cash provided by financing activities	1,972	19

Effect of foreign exchange translation on cash	133	178

Increase in cash and cash equivalents	96	3,293

Cash and cash equivalents:
Beginning of period	2,435	4,601

End of period	$2,531	$7,894

Supplemental non-cash information:
Capitalized stock-based compensation	$241	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Cumulative
				Other	Retained
			Capital	Comprehensive	Earnings	Total
	Common Stock		In Excess	Income	(Accumulated	Stockholders’
	Shares	Amount	of Par Value	(Loss)	Deficit)	Equity
Balance at March 31, 2008	10,604,664	$11	$47,189	$170	$(3,698)	$43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense - options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	576	576
Unrealized gain on foreign currency translation	—	—	—	208	—	208
Unrealized gain on investments, net of tax	—	—	—	84	—	84

Comprehensive income	—	—	—	—	—	868
Common stock issued pursuant to stock plans	141,950	—	1,118	—	—	1,118
Common stock used to pay for option exercises and taxes	(3,590)	—	(75)	—	—	(75)
Common stock issued in exchange for deferred stock units	66,000	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	675	—	—	675
Stock-based compensation expense - options	—	—	559	—	—	559
Stock-based compensation expense - restricted stock units	—	—	947	—	—	947
Common stock repurchased	(29,850)	—	(302)	—	—	(302)
Income tax effect from stock-based compensation	—	—	461	—	—	461

Balance at March 31, 2010	10,595,447	11	48,887	89	2,241	51,228

Net income	—	—	—	—	495	495
Unrealized gain on foreign currency translation	—	—	—	150	—	150
Unrealized gain on investments, net of tax	—	—	—	46	—	46

Comprehensive income		—	—	—	—	691
Common stock issued pursuant to stock plans	363,050	—	1,422	—	—	1,422
Common stock used to pay for option exercises	(16,610)	—	(391)	—	—	(391)
Common stock issued in exchange for deferred stock units	66,750	—	—	—	—	—
Common stock used to pay for taxes associated with vested RSUs	(52,897)	—	(1,288)	—	—	(1,288)
Deferred stock units granted to Board of Directors	—	—	752	—	—	752
Stock-based compensation expense - options	—	—	391	—	—	391
Stock-based compensation expense - restricted stock units	—	—	1,480	—	—	1,480
Income tax effect from stock-based compensation	—	—	999	—	—	999

Balance at September 30, 2010	10,955,740	$11	$52,252	$285	$2,736	$55,284

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Certain Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 (“Fiscal 2011”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2010 Annual Report to Shareholders.

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

•

The products or services have been delivered; for home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) released within our Home Entertainment Division, we believe this condition is met when the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun (which is referred to as the “street date” for a product);

•	The arrangement fee is fixed or determinable; and

•	Collection of the arrangement fee is reasonably assured based on our collection history.

Within our Home Entertainment Division, our agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the retailer.

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenues from our customers as well as our suppliers, vary by studio and relate to single films, typically major motion picture releases. These guarantees are contractually fixed on the street date and nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

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

We recognize other services revenue, including DRS revenue in our Home Entertainment Division, and business information services revenue in our Advanced Media and Information (“AMI”) Division, ratably over the period of service.

Note 2. Net Income Per Share

Following is a reconciliation of the shares used for the basic earnings per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended Sept. 30,				Six Months Ended Sept. 30,
	2010		2009		2010		2009
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)	10,972	(1)	10,478	(1)	10,851	(1)	10,466	(1)
Diluted EPS:
Effect of dilutive DSUs and stock options	488		562		474		488

	11,460		11,040		11,325		10,954

Options not included in diluted EPS as they would be antidilutive	—		—		—		300

Performance-based grants not included in diluted EPS	746		599		746		599

(1)	Includes 44,478 vested DSUs for the three and six-month periods ended September 30, 2010 and 48,500 for the three and six-month periods ended September 30, 2009 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3. Business Segments

We operate in two business segments, our Home Entertainment Division and our AMI Division, and, accordingly, we report certain financial information by individual segment under this structure. The Home Entertainment Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) on a revenue sharing basis. This division also includes Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to studios. The AMI Division manages our Essentials Suite™ of business information services, primarily offered on a recurring subscription basis.

Most of our revenues for the Fiscal 2011 and 2010 periods were generated in the U.S. We also have operations in Canada, Russia, Hong Kong, the United Kingdom, Australia, Germany, France, Mexico, Argentina, Brazil and Spain. Revenue from these foreign locations, in aggregate, accounted for less than 10% of total revenues during the three and six-month periods ended September 30, 2010 and 2009.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	Home Entertainment	AMI	Other(1)	Total
Three Months Ended September 30, 2010
Sales to external customers	$15,865	$8,267	$—	$24,132
Gross margin	5,136	5,905	—	11,041
Income (loss) from operations	3,315	976	(4,050)	241

Three Months Ended September 30, 2009
Sales to external customers	$16,299	$5,024	$—	$21,323
Gross margin	4,812	3,609	—	8,421
Income (loss) from operations	2,951	1,354	(3,803)	502

Six Months Ended September 30, 2010
Sales to external customers	$32,155	$16,538	$—	$48,693
Gross margin	9,873	11,825	—	21,698
Income (loss) from operations	6,119	2,054	(7,966)	207

Six Months Ended September 30, 2009
Sales to external customers	$34,365	$8,595	$—	$42,960
Gross margin	9,951	5,870	—	15,821
Income (loss) from operations	6,077	1,132	(6,595)	614

(1)	Includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Note 4. Stock-Based Compensation

Restricted Stock Units

During the first and second quarters of Fiscal 2011, a total of 150,677 restricted stock units (“RSUs”) vested pursuant to award agreements upon achieving one of the conditions related to the trading price of our common stock. We recognized $0.3 million of additional compensation expense, included in Selling and Administrative expense on our Condensed Consolidated Income Statement, as the awards vested prior to the completion of the initially estimated requisite service period. In conjunction with the issuance of shares in settlement of these RSUs, we withheld 52,897 shares to pay the associated withholding taxes on behalf of the employees.

Deferred Stock Units

During the second quarter of Fiscal 2011, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of their deferred stock unit (“DSU”) awards representing a total of 24,750 shares. We recognized $0.5 million of compensation expense related to these accelerations, which was included in Selling and Administrative expense on our Condensed Consolidated Income Statement.

Also during the second quarter of Fiscal 2011, we granted DSUs covering 27,200 shares of our common stock to members of our Board of Directors. These DSUs vest in eleven equal monthly installments. The fair value of these awards totaled $0.6 million and will be recognized over the vesting period of the awards, with approximately $0.4 million being recognized in Fiscal 2011, of which $55,000 was recognized during the second quarter of Fiscal 2011 and was included in Selling and Administrative expense on our Condensed Consolidated Income Statement.

Non-Employee Stock-Based Award

Stock-based compensation in the three and six-month periods ended September 30, 2010 also included $0.5 million and $1.1 million, respectively, for the increase in value of a stock award related to a compensation agreement entered into in the fourth quarter of Fiscal 2010 with a non-employee in connection with services provided relating to our Essentials™ lines of business. This award will be settled in cash and is revalued at the end of each reporting period. Any change in value is recognized during the current period. The total amount accrued was $1.3 million and $0.2 million, respectively, at September 30, 2010 and March 31, 2010 and was included as a component of Accrued Compensation on our Condensed Consolidated Balance Sheet.

Note 5. Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	September 30, 2010		March 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond funds	$24,559	Level 1	$17,490	Level 1

The fair value of our “available-for-sale” securities is determined based on quoted market prices for identical securities on a quarterly basis.

Marketable securities, all of which were classified as “available-for-sale” at September 30, 2010 and March 31, 2010, consisted of the following (in thousands):

	Sept. 30, 2010	March 31, 2010
Municipal tax exempt bond funds
Amortized cost	$24,463	$17,474
Gross unrecognized holding gains	96	16

Fair value	$24,559	$17,490

Note 6. Acquisition of EDI Business

We closed our acquisition of the EDI Business on January 29, 2010. The EDI Business is similar to our Box Office Essentials™ business and reports primarily international gross receipt theatrical ticket sales. For the three and six-month periods ended September 30, 2010, we included $2.7 million and $5.5 million, respectively, in revenues and $0.1 million and $0.4 million, respectively, in earnings related to the EDI Business. Pro forma results of operations as if the EDI Business had been acquired as of April 1, 2009, were as follows (in thousands):

	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009
Total revenues	$24,344	$48,906
Net income	910	1,109

Pro forma historical results of operations are not necessarily indicative of actual future results of operations.

As part of this acquisition, we also acquired intangible assets and recorded goodwill related to some of our foreign subsidiaries. Those subsidiaries’ functional currencies differ from our reporting currency and, as such, goodwill has increased by $37,000 from our fiscal year end due to net gains in the exchange rates. See Note 8. This unrealized gain is included as a component of Accumulated Other Comprehensive Income in the equity section of our Condensed Consolidated Balance Sheet.

Note 7. Gain on Liquidation of Investment

During the quarter ended September 30, 2010, we realized a gain of $0.1 million relating to final liquidation of a long-term, cost-based investment in a joint venture, which ceased operations during our fiscal year ended March 31, 2009.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Six Months Ended Sept. 30,
	2010	2009
Beginning balance	$3,396	$—
Currency translation	37	—

Ending balance	$3,433	$—

Other Intangible Assets

Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	September 30,	March 31,
	Period	2010	2010
Local relationships	8 to 10 years	$4,083	$3,970
Accumulated amortization		(318)	(73)

		3,765	3,897

Tradenames	3 years	50	50
Accumulated amortization		(11)	(3)

		39	47

Global relationships	Indefinite	7,400	7,400

Total		$11,204	$11,344

Amortization expense was as follows (in thousands):

	Six Months Ended Sept. 30,
	2010	2009
Local relationships	$235	$—
Tradenames	7	—

	$242	$—

In addition to amortization, our other intangible assets and related accumulated amortization are affected by currency translation on a quarterly basis.

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Local Relationships	Tradenames
Remainder of Fiscal 2011	$243	$8
2012	488	17
2013	488	14
2014	488	—
2015	488	—
Thereafter	1,570	—

	$3,765	$39

Amortization Periods – Global Relationships

Prior to the acquisition of the EDI Business, we held long-term relationships with each of the six major Hollywood studios (“Global Clients”) in the U.S. and Nielsen’s EDI held these relationships abroad. Currently, there are no other competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants. Should one terminate its relationship with us, they would no longer have access to world-wide data on all market participants and, currently, similar information is not available elsewhere. Our turnover rate of clients has been minimal over the life of our product, and, given our service offerings, we do not expect our customers to change their relationships with us. Due to EDI Business’ established position with these Global Clients in foreign markets, the absence of any competitor who can provide world-wide coverage, the tenure of our prior U.S. relationship with these Global Clients, and the fact that, historically, these Global Clients have preferred only one provider, this intangible asset was determined to have an indefinite life.

Please also refer to Note 7. Acquisition of Nielsen EDI Business, which is included in the Consolidated Financial Statements in our 2010 Annual Report to Shareholders for information relating to determining the amortization period for the other intangible assets.

Note 9. New Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

ASU 2010-17

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the provisions of ASU 2010-17 to have any effect on our financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including discussions under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding business trends, revenue growth, gross profit margin and liquidity and our ability to generate a long-term return on our investment in our AMI Division) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) and customers for our business intelligence software and services; the financial stability of the Participating Retailers and performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensees or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blue-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company; and our ability to successfully integrate business acquisitions into our operations. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our Fiscal 2010 Form 10-K, which was filed with the Securities and Exchange Commission on June 14, 2010. These risk factors have not significantly changed since the filing of the Fiscal 2010 Form 10-K.

Overview and Business Trends

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

The Home Entertainment Division

The financial results from the Home Entertainment Division continue to be affected by the changing dynamics in the home video rental market as well as overall economic trends and conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select their entertainment content and can easily shift from one provider to another. Some examples include renting product from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Many of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these output programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios also increase.

In an effort to stabilize and maintain our current level of overall Home Entertainment Division revenue and earnings, we have implemented strategies to obtain new Participating Retailers, as well as assist in the retention and growth of our current Participating Retailers. The popularity of other choices an end consumer has to obtain entertainment content has been growing and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect our revenues in the Home Entertainment Division to continue to decline.

During May 2010, a major brick and mortar retailer, Movie Gallery, announced the closure of all of its stores. This action, which represents over 2,000 brick and mortar locations, will most likely cause consumer spending to shift to other retailers and/or increase consumers’ usage of other alternatives, like kiosks, mail subscriptions or online delivery options. Also, during September 2010, Blockbuster Entertainment (“Blockbuster”) filed for Chapter 11 bankruptcy protection. While Movie Gallery and Blockbuster were not direct customers of ours, we believe the overall industry is contracting as a result of these closures and related financial events. However, we also believe this presents opportunities that potentially benefit our Participating Retailers through increased traffic from new customers and the opportunity to expand their business through the addition of store locations; it is too soon to predict what effect, if any, this will have on our future financial results.

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

AMI Division

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our AMI Division revenue increased $7.9 million, or 92.4%, in the first six months of Fiscal 2011 compared to the first six months of Fiscal 2010. Our acquisition of the EDI Business, which occurred in January 2010, contributed $5.5 million of the revenue increase during the first six months of Fiscal 2011, while our existing lines of business saw revenue growth of $2.4 million, or 27.9%.

The AMI Division lines of business that contribute most of the revenues currently are:

•	Box Office Essentials™, which includes the EDI Business;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

Box Office Essentials™ reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Currently, Box Office Essentials™ delivers box office results from more than 60,000 movie screens across 26 countries.

OnDemand Essentials™ provides multi-channel operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the performance of on demand content. We currently offer our services in the U.S. and Canada and provide information from over 80 million set-top boxes (“STBs”) from every major operator that offers video on demand (“VOD”) programming.

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

We have a multi-year contract with DISH Network (“Dish”), which allows us to commercially integrate Dish viewing data into TV Essentials™. The integrated product was launched commercially in September 2010. Our systems have the capability to integrate third party segmentation databases with our data, which should help our clients clearly define their advertising messages to consumers. We continue to build our research capabilities to assist us in moving our products from data to knowledge-based products and services.

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

Sources of Revenue

Revenue by segment includes the following:

Home Entertainment Division

•

Transaction fees are generated when Participating Retailers rent Units to consumers. Additionally, certain arrangements include guaranteed minimum revenues from our customers; which are recognized on the street (release) date, provided all other revenue recognition criteria are met (please refer to “Critical Accounting Policies” at the end of this Item 2);

•

Sell-through fees are generated when Participating Retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when Participating Retailers purchase Units at the end of the lease term;

•	DRS fees are generated from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees, are generated when Units are ordered by, and distributed to, Participating Retailers.

AMI Division

Subscription fee and other revenues, primarily relating to custom reports from:

•	Box Office Essentials™;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

Results of Operations

Certain information by segment is as follows (in thousands):

	Home Entertainment	AMI	Other(1)	Total
Three Months Ended September 30, 2010
Sales to external customers	$15,865	$8,267	$—	$24,132
Gross margin	5,136	5,905	—	11,041
Income (loss) from operations	3,315	976	(4,050)	241

Three Months Ended September 30, 2009
Sales to external customers	$16,299	$5,024	$—	$21,323
Gross margin	4,812	3,609	—	8,421
Income (loss) from operations	2,951	1,354	(3,803)	502

Six Months Ended September 30, 2010
Sales to external customers	$32,155	$16,538	$—	$48,693
Gross margin	9,873	11,825	—	21,698
Income (loss) from operations	6,119	2,054	(7,966)	207

Six Months Ended September 30, 2009
Sales to external customers	$34,365	$8,595	$—	$42,960
Gross margin	9,951	5,870	—	15,821
Income (loss) from operations	6,077	1,132	(6,595)	614

(1)	Includes expenses relating to products and/or services that are still in early stages, as well as corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue increased $2.8 million, or 13.2%, to $24.1 million in the three-month period ended September 30, 2010 (the “second quarter of Fiscal 2011”) compared to $21.3 million in the three-month period ended September 30, 2009 (the “second quarter of Fiscal 2010”). Revenue increased $5.7 million, or 13.3%, to $48.7 million in the six-month period ended September 30, 2010 compared to $43.0 million in the six-month period ended September 30, 2009. The increases in revenue were due to increases in AMI revenue related to our acquisition of Nielsen’s EDI Business in the fourth quarter of Fiscal 2010, as well as growth in other AMI lines of business, offset by declines in revenue from the Home Entertainment Division. These fluctuations are described in more detail below.

Home Entertainment Division

Home Entertainment Division revenues decreased $0.4 million, or 2.7%, in the second quarter of Fiscal 2011 compared to the second quarter of Fiscal 2010 and decreased $2.2 million, or 6.4%, in the first six months of Fiscal 2011 compared to the same period of Fiscal 2010 as detailed below (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change
	2010	2009		% Change
Transaction fees	$10,343	$10,695	$(352)	(3.3)%
Sell-through fees	2,552	2,538	14	0.6%
DRS	1,407	1,318	89	6.8%
Other	1,563	1,748	(185)	(10.6)%

	$15,865	$16,299	$(434)	(2.7)%

	Six Months Ended Sept. 30,		Dollar Change	% Change
	2010	2009
Transaction fees	$20,966	$22,303	$(1,337)	(6.0)%
Sell-through fees	5,219	5,541	(322)	(5.8)%
DRS	2,741	2,976	(235)	(7.9)%
Other	3,229	3,545	(316)	(8.9)%

	$32,155	$34,365	$(2,210)	(6.4)%

The decreases in transaction fees were primarily due to fewer rental transactions at our Participating Retailers, which decreased by 8.4% and 10.5%, respectively, in the three and six-month periods, partially offset by a 2.0% and a 0.8% increase, respectively, in the three and six-month periods in the rate per transaction, which excludes the impact of minimum guarantees. Minimum guarantees increased $0.3 million and $0.8 million, respectively, in the three and six-month periods due to the timing of releases. The decreases in rental transactions were due to fewer Participating Retailers, as well as continued changing market conditions.

For the six-month period ended September 30, 2010 compared to the same period of 2009, the decrease in sell-through fees of 5.8% was primarily due to decreases in sell-through volume and the overall rate per transaction.

DRS revenue increased 6.8% in the second quarter of Fiscal 2011 compared to the same quarter of the prior year. The increase was primarily due to higher volumes of transactions from on-line retailers and kiosks. The decrease in DRS revenue in the six-month period ended September 30, 2010 compared to the same period of 2009 was primarily due to fewer transactions as a result of Movie Gallery’s store closures, partially offset by new revenue from kiosk transactions.

AMI Division

Revenues from our AMI division increased $3.2 million, or 64.6%, in the second quarter of Fiscal 2011 compared to the second quarter of Fiscal 2010 and increased $7.9 million, or 92.4%, in the first six months of Fiscal 2011 compared to the same period of Fiscal 2010 as detailed below (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2010	2009
Box Office Essentials™	$4,429	$1,518	$2,911	191.8%
OnDemand Essentials™	1,983	1,461	522	35.7%
TV Essentials™	1,529	590	939	159.2%
TV Essentials™ - custom(1)	—	1,100	(1,100)	*
All Other	326	355	(29)	(8.2)%

	$8,267	$5,024	$3,243	64.6%

	Six Months Ended Sept. 30,		Dollar Change	% Change
	2010	2009

Box Office Essentials™	$8,868	$3,098	$5,770	186.2%
OnDemand Essentials™	3,830	2,805	1,025	36.5%
TV Essentials™	3,230	867	2,363	272.5%
TV Essentials™ - custom(1)	—	1,100	(1,100)	*
All Other	610	725	(115)	(15.9)%

	$16,538	$8,595	$7,943	92.4%

(1)	During the second quarter of Fiscal 2010, we substantially completed a multi-year development contract with one customer, resulting in revenue of $1.1 million.
*	Not meaningful.

The increases in Box Office Essentials™ revenues were primarily due to the addition of business from our acquisition of the EDI Business in the fourth quarter of Fiscal 2010, which contributed $2.7 million and $5.5 million in the three and six-month periods ended September 30, 2010, respectively. Other components of Box Office Essentials™ also realized increases as a result of rate increases for existing accounts.

The increases in OnDemand Essentials™ revenues were due to a combination of obtaining new clients, as well as providing custom reports and securing rate increases for existing clients.

The increases in TV Essentials™ revenues were primarily due to the addition of clients who subscribe to our systems and other fees relating to periodic custom work.

Revenues related to our Essentials™ business information service offerings have increased primarily due to our continued investment in and successful marketing of these offerings and retention of clients. We expect continued future increases in our Essentials™ revenues as a result of further investments and additional successful launches of services.

Cost of Sales and Gross Margins

Cost of sales consists of Unit costs, transaction costs, sell-through costs, handling and freight costs in the Home Entertainment Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenues.

In the Home Entertainment Division, Unit costs, transaction costs and sell-through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be impacted by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any reporting period. As a result, it is difficult to predict the impact these Program Supplier Revenue Sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

In the AMI Division, cost of sales primarily consists of costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

Cost of sales increased $0.2 million, or 1.5%, in the second quarter of Fiscal 2011 compared to the second quarter of Fiscal 2010 and decreased $0.1 million, or 0.5%, in the first six months of Fiscal 2011 compared to the same period of 2010.

Cost of sales information related to our Home Entertainment Division was as follows:

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2010	2009
Costs related to:
Transaction fees	$7,460	$7,987	$(527)	(6.6)%
Sell-through fees	1,982	2,069	(87)	(4.2)%
Other	1,287	1,431	(144)	(10.1)%

	$10,729	$11,487	$(758)	(6.6)%

	Six Months Ended Sept. 30,		Dollar Change	% Change
	2010	2009
Costs related to:
Transaction fees	$15,583	$16,922	$(1,339)	(7.9)%
Sell-through fees	4,067	4,485	(418)	(9.3)%
Other	2,632	3,007	(375)	(12.5)%

	$22,282	$24,414	$(2,132)	(8.7)%

The decreases in cost of sales within the Home Entertainment Division were primarily related to the decreases in sales as discussed above.

Cost of sales information related to our AMI Division was as follows:

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2010	2009
Costs related to:
Amortization of internally developed software	$386	$310	$76	24.5%
Call center operation	1,088	609	479	78.7%
Obtaining, cleansing and processing data	823	458	365	79.7%
Other	65	38	27	71.1%

	$2,362	$1,415	$947	66.9%

	Six Months Ended Sept. 30,		Dollar Change	% Change
	2010	2009
Costs related to:
Amortization of internally developed software	$757	$599	$158	26.4%
Call center operation	2,236	1,182	1,054	89.2%
Obtaining, cleansing and processing data	1,542	869	673	77.4%
Other	178	75	103	137.3%

	$4,713	$2,725	$1,988	73.0%

The increases in costs of sales within the AMI Division resulted primarily from increased costs related to our call center operations and obtaining, cleansing and processing data. The increased costs in our call center operation were primarily due to the addition of the EDI Business. The increases in costs related to obtaining, cleansing and processing data were primarily due to growth in our service offerings and revenue sharing arrangements in place with data providers.

Gross margins as a percentage of revenues were as follows:

	Three Months Ended September 30		Six Months Ended September 30
	2010	2009	2010	2009
Home Entertainment Division	32.4%	29.5%	30.7%	29.0%
AMI Division	71.4%	71.8%	71.5%	68.3%

The improvements in gross margins in the Home Entertainment Division in both periods were primarily due to the timing and quantity of Units released in the current periods compared to the prior year periods.

In the AMI Division, the six-month period ended September 30, 2009 included deferred costs associated with the completion of the multi-year development contract noted above, which lowered gross margin in that period. Since a portion of the AMI Division’s costs are fixed, increases in revenues provide a larger base over which to allocate such costs, which contributes to improved gross margins as a percentage of revenue.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $2.9 million, or 37.4%, to $10.7 million in the second quarter of Fiscal 2011 compared to $7.8 million in the second quarter of Fiscal 2010 and increased $6.4 million, or 42.7%, to $21.3 million in the six-month period ended September 30, 2010 compared to $14.9 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and six-month periods ended September 30, 2010 compared to the same periods of the prior fiscal year were primarily due to a $1.0 million and a $2.6 million increase, respectively, in stock-based compensation and a $2.1 million and a $4.0 million increase, respectively, related to costs associated with the EDI Business.

Other Income

Other income of $0.1 million in the three and six-month periods ended September 30, 2010 represented a gain on the liquidation of a long-term, cost-based investment.

Income Taxes

Our effective tax rate was 7.3% in the first six months of Fiscal 2011 and was positively impacted by the reversal of a tax contingency due to a lapse in the statute of limitations, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations. The effective tax rate was 14.4% in the first six months of Fiscal 2010 and was positively impacted by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes, and a tax benefit of $0.2 million relating to a reduction in our tax contingencies due to a lapse of the applicable statute of limitations on tax positions taken in prior fiscal years.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2011.

Cash and cash equivalents and marketable securities increased $7.2 million to $27.1 million at September 30, 2010. This increase resulted primarily from $6.7 million provided by operating activities and $1.0 million provided from the issuance of our common stock from the exercise of stock options. These factors were partially offset by $2.0 million used for the purchase of equipment and capitalized IT costs.

Accounts and notes receivable, net of allowances, decreased $3.2 million to $16.6 million at September 30, 2010, primarily due to lower Home Entertainment Division revenues and collections of EDI Business accounts receivable acquired with the acquisition.

During the first two quarters of Fiscal 2011, we spent $2.0 million on property and equipment, including $1.6 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $4.8 million on property and equipment in Fiscal 2011, including approximately $3.4 million for the capitalization of internally developed software, primarily for our business information service offerings as we expand our Multi-Screen Essentials™ lines of business. The remaining capital expenditures in Fiscal 2011 will be primarily for computer equipment.

Accrued compensation increased $1.5 million to $4.0 million at September 30, 2010, primarily due to a $1.1 million increase in accrued stock-based compensation that will be settled in cash related to an agreement with a non-employee and a $0.6 million increase in our bonus accrual based on Fiscal 2011 financial results.

Deferred revenue of $1.6 million at September 30, 2010 included amounts related to quarterly or annual subscriptions to our services.

Deferred rent, current and long-term, of $1.0 million at September 30, 2010 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. Through September 30, 2010, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. To date, no shares have been repurchased in Fiscal 2011. This plan does not have an expiration date. We do not have an established plan for specific repurchases of shares in any period.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. Based upon the financial results reported as of and for the quarter ended September 30, 2010, we determined that we were in compliance with the financial covenants at September 30, 2010. At September 30, 2010, we had no outstanding borrowings under this agreement.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•

The products or services have been delivered; for Units released within our Home Entertainment Division, we believe this condition is met when the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun (which is referred to as the “street date” for a product);

•	The arrangement fee is fixed or determinable; and

•	Collection of the arrangement fee is reasonably assured based on our collection history.

Within our Home Entertainment Division, our agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from Program Suppliers and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the retailer.

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenues from our customers as well as our suppliers, vary by studio and relate to single films, typically major motion picture releases. These guarantees are contractually fixed on the street date and nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

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

We reaffirm the remaining critical accounting policies and estimates as reported in our Fiscal 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 14, 2010.

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

Management is in the process of evaluating its control structure relating to the EDI Business and plans to have its assessment complete by December 31, 2010.

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

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Amendments to Bylaws of the Company adopted on September 24, 2010. Incorporated by reference to Exhibit 3.1 of Form 8-K filed on September 29, 2010.

3.2	Bylaws of the Company as amended through September 24, 2010. Incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 29, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2010	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer