Form 10-Q
period 2010-12-31
RENTRAK CORP
filed 2011-02-09
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,057,556
(Class)	(Outstanding at February 1, 2011)

RENTRAK CORPORATION

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	December 31, 2010	March 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$2,404	$2,435
Marketable securities	23,569	17,490
Accounts and notes receivable, net of allowances for doubtful accounts of $608 and $565	15,855	19,862
Taxes receivable and prepaid taxes	3,186	1,235
Other current assets	1,040	916

Total Current Assets	46,054	41,938

Property and equipment, net of accumulated depreciation of $12,971 and $10,985	8,509	7,569
Deferred tax asset	156	—
Goodwill	4,539	3,396
Other intangible assets, net of accumulated amortization of $453 and $76	11,762	11,344
Other assets	651	559

Total Assets	$71,671	$64,806

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,787	$6,170
Accrued liabilities	966	1,174
Accrued compensation	5,653	2,543
Deferred income tax liabilities	59	68
Deferred revenue	1,305	1,356

Total Current Liabilities	14,770	11,311

Deferred rent, long-term portion	876	924
Deferred income tax liabilities	—	328
Taxes payable, long-term	1,310	1,015

Total Liabilities	16,956	13,578

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,008 and 10,595	11	11
Capital in excess of par value	52,364	48,887
Accumulated other comprehensive income	77	89
Retained earnings	2,263	2,241

Total Stockholders’ Equity	54,715	51,228

Total Liabilities and Stockholders’ Equity	$71,671	$64,806

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue	$23,716	$23,110	$72,409	$66,070
Cost of sales	14,089	16,509	41,084	43,648

Gross margin	9,627	6,601	31,325	22,422

Operating expenses:
Selling and administrative	11,490	7,795	32,769	22,704
Provision for doubtful accounts and notes	148	119	360	417

	11,638	7,914	33,129	23,121

Loss from operations	(2,011)	(1,313)	(1,804)	(699)

Other income:
Interest income, net	148	509	351	1,014
Other, net	—	—	124	—

Income (loss) before income taxes	(1,863)	(804)	(1,329)	315
Benefit for income taxes	(1,390)	(225)	(1,351)	(64)

Net income (loss)	$(473)	$(579)	$22	$379

Basic net income (loss) per share	$(0.04)	$(0.05)	$0.00	$0.04

Diluted net income (loss) per share	$(0.04)	$(0.05)	$0.00	$0.03

Shares used in per share calculations:
Basic	11,025	10,565	10,886	10,499

Diluted	11,025	10,565	11,338	10,994

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$22	$379
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	983	161
Depreciation and amortization	2,392	1,642
Impairment of capitalized software projects	8	65
Stock-based compensation	5,650	1,479
Excess tax benefits from stock-based compensation	(1,767)	(5)
Deferred income taxes	(158)	(253)
Gain on liquidation of investment	(104)	—
Gain on sale of assets	(12)	—
Realized gain on marketable securities	(17)	—
Provision for doubtful accounts and notes receivable	44	21
(Increase) decrease in:
Accounts and notes receivable	3,918	(475)
Taxes receivable and prepaid taxes	(2,109)	217
Other assets	(363)	283
Increase (decrease) in:
Accounts payable	612	2,281
Taxes payable	212	—
Accrued liabilities and compensation	(1,786)	—
Deferred revenue	(167)	(739)
Other liabilities	(61)	206

Net cash provided by operating activities	7,297	5,262

Cash flows from investing activities:
Purchase of marketable securities	(13,411)	(6,154)
Proceeds from the sale of marketable securities	7,300	—
Proceeds on the sale of assets	14	—
Proceeds on the liqudation of investment	224	—
Purchase of property and equipment	(2,626)	(2,493)
Cash paid for acquisition	(1,726)	—

Net cash used in investing activities	(10,225)	(8,647)

Cash flows from financing activities:
Issuance of common stock	1,071	878
Excess tax benefits from stock-based compensation	1,767	5
Repurchase of common stock	—	(302)

Net cash provided by financing activities	2,838	581

Effect of foreign exchange translation on cash	59	233

Decrease in cash and cash equivalents	(31)	(2,571)

Cash and cash equivalents:
Beginning of period	2,435	4,601

End of period	$2,404	$2,030

Supplemental non-cash information:
Capitalized stock-based compensation	$335	$14

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2008	10,604,664	$11	$47,189	$170	$(3,698)	$43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201	—	—	201
Common stock used to pay for option exercises	(5,684)	—	(51)	—	—	(51)
Deferred stock units granted to Board of Directors	—	—	213	—	—	213
Stock-based compensation expense - options	—	—	274	—	—	274
Common stock repurchased	(217,218)	—	(2,291)	—	—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)	—	—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	576	576
Unrealized gain on foreign currency translation	—	—	—	208	—	208
Unrealized gain on investments, net of tax	—	—	—	84	—	84

Comprehensive income	—	—	—	—	—	868
Common stock issued pursuant to stock plans	141,950	—	1,118	—	—	1,118
Common stock used to pay for option exercises and taxes	(3,590)	—	(75)	—	—	(75)
Common stock issued in exchange for deferred stock units	66,000	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	675	—	—	675
Stock-based compensation expense - options	—	—	559	—	—	559
Stock-based compensation expense - restricted stock units	—	—	947	—	—	947
Common stock repurchased	(29,850)	—	(302)	—	—	(302)
Income tax effect from stock-based compensation	—	—	461	—	—	461

Balance at March 31, 2010	10,595,447	11	48,887	89	2,241	51,228

Net income	—	—	—	—	22	22
Unrealized gain on foreign currency translation	—	—	—	16	—	16
Unrealized loss on investments, net of tax	—	—	—	(28)	—	(28)

Comprehensive income		—	—	—	—	10
Common stock issued pursuant to stock plans	454,617	—	1,712	—	—	1,712
Common stock used to pay for option exercises	(25,953)	—	(641)	—	—	(641)
Common stock used to pay for taxes associated with option exercises	(26,064)		(698)			(698)
Common stock issued in exchange for deferred stock units	66,750	—	—	—	—	—
Common stock used to pay for taxes associated with vested RSUs	(57,241)	—	(1,418)	—	—	(1,418)
Deferred stock units granted to Board of Directors	—	—	976	—	—	976
Stock-based compensation expense - options	—	—	604	—	—	604
Stock-based compensation expense - restricted stock units	—	—	1,959	—	—	1,959
Income tax effect from stock-based compensation	—	—	983	—	—	983

Balance at December 31, 2010	11,007,556	$11	$52,364	$77	$2,263	$54,715

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine-month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 (“Fiscal 2011”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2010 Annual Report to Shareholders.

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations, changes in stockholders’ equity and comprehensive income and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Revenue Recognition

We recognize revenue when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•

The products or services have been delivered; for home entertainment content products (DVDs, Blu-ray Discs, etc.) (collectively “Units”) released within our Home Entertainment Division, we believe this condition is met when the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun (which is referred to as the “street date” for a product);

•	The arrangement fee is fixed or determinable; and

•	Collection of the arrangement fee is reasonably assured based on our collection history.

Within our Home Entertainment Division, our agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenues earned by the retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from motion picture studios or other licensors or owners of the rights to certain video programming content (“Program Suppliers”) and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the retailer.

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

Note 2. Net Income (Loss) Per Share

Following is a reconciliation of the shares used for the basic earnings (loss) per share (“EPS”) and diluted EPS calculations (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2010	2009	2010	2009
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	11,025	10,565	10,886	10,499
Diluted EPS:
Effect of dilutive DSUs and stock options	—	—	452	495

	11,025	10,565	11,338	10,994

Options not included in diluted EPS as they would be antidilutive	1,508	1,219	434	153

DSUs not included in diluted EPS as they would be antidilutive	51	94	37	80

Performance-based grants not included in diluted EPS	696	724	696	724

(1)	Includes 51,912 vested DSUs for the three and nine-month periods ended December 31, 2010 and 48,500 for the three and nine-month periods ended December 31, 2009 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3. Business Segments

We operate in two business segments, our Home Entertainment Division and our AMI Division, and, accordingly, we report certain financial information by individual segment under this structure. The Home Entertainment Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”) on a revenue sharing basis. This division also includes Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to studios. The AMI Division manages our Essentials Suite™ of Movie and Television viewing business information services, primarily offered on a recurring subscription basis.

Most of our revenues for the Fiscal 2011 and 2010 periods were generated in the U.S. We also have operations in Canada, Russia, Hong Kong, the United Kingdom, Australia, Germany, France, Mexico, Argentina, Brazil and Spain. Revenue from these foreign locations, in aggregate, accounted for less than 10% of total revenues during the three and nine-month periods ended December 31, 2010 and 2009.

Assets are not specifically identified by segment because this information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment is as follows (in thousands):

	Home Entertainment	AMI	Other(1)	Total
Three months ended December 31, 2010
Sales to external customers	$15,195	$8,521	$—	$23,716
Gross margin	4,194	5,433	—	9,627
Income (loss) from operations	2,279	(559)	(3,731)	(2,011)

Three months ended December 31, 2009
Sales to external customers	$18,804	$4,306	$—	$23,110
Gross margin	4,532	2,069	—	6,601
Income (loss) from operations	2,709	(434)	(3,588)	(1,313)

Nine months ended December 31, 2010
Sales to external customers	$47,350	$25,059	$—	$72,409
Gross margin	14,067	17,258	—	31,325
Income (loss) from operations	8,398	1,495	(11,697)	(1,804)

Nine months ended December 31, 2009
Sales to external customers	$53,168	$12,902	$—	$66,070
Gross margin	14,482	7,940	—	22,422
Income (loss) from operations	8,786	698	(10,183)	(699)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Note 4. Stock-Based Compensation

Stock Option Grants

In the third quarter of Fiscal 2011, we granted options to purchase 409,000 shares of our common stock to certain of our executive officers and other employees and 25,000 stock options to a member of our Board of Directors. The stock options were granted at the fair market value of our common stock on the dates of grant, which were $29.73 and $26.95 per share, respectively, and expire ten years from the date of grant. Two-thirds of the stock options granted to our executive officers vest on either June 30, 2013 or September 30, 2013 and the remaining one-third vests on December 31, 2014. The stock options granted to the member of our Board of Directors and other employees vest annually from the date of grant in four equal installments. The value of all of the stock options granted, as determined using the Black-Scholes valuation model, was $5.0 million and is being recognized over the vesting periods. Approximately $0.3 million will be recognized in Fiscal 2011.

Restricted Stock Unit Vesting

During the first three quarters of Fiscal 2011, a total of 167,015 restricted stock units (“RSUs”) vested pursuant to award agreements upon achieving one of the conditions related to the trading price of our common stock. We recognized $0.4 million of additional compensation expense, included in Selling and Administrative expense on our Condensed Consolidated Statements of Operations, as the awards vested prior to the completion of the initially estimated requisite service period. In conjunction with the issuance of shares in settlement of these RSUs, we withheld 57,241 shares to pay the associated withholding taxes on behalf of the employees.

Deferred Stock Units

During the second quarter of Fiscal 2011, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of their deferred stock unit (“DSU”) awards representing a total of 24,750 shares. We recognized $0.5 million of compensation expense related to these accelerations, which was included in Selling and Administrative expense on our Condensed Consolidated Statements of Operations.

Also during the second quarter of Fiscal 2011, we granted DSUs covering 27,200 shares of our common stock to members of our Board of Directors. These DSUs vest in eleven equal monthly installments. The fair value of these awards totaled $0.6 million and will be recognized over the vesting period of the awards, with approximately $0.4 million being recognized in Fiscal 2011, of which a total of $0.2 million was recognized in the second and third quarters of Fiscal 2011 and was included in Selling and Administrative expense on our Condensed Consolidated Statements of Operations.

Non-Employee Stock-Based Award

Stock-based compensation in the three and nine-month periods ended December 31, 2010 also included $1.4 million and $2.5 million, respectively, for the increase in value of a stock award related to a compensation agreement entered into in the fourth quarter of Fiscal 2010 with a non-employee in connection with services provided relating to our Essentials™ lines of business. This award will be settled in cash and is revalued at the end of each reporting period. Any change in value is recognized during the current period. The total amount accrued was $2.7 million and $0.2 million, respectively, at December 31, 2010 and March 31, 2010 and was included as a component of Accrued Compensation on our Condensed Consolidated Balance Sheets.

Note 5. Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	December 31, 2010		March 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond funds	$23,569	Level 1	$17,490	Level 1

The fair value of our “available-for-sale” securities is determined based on quoted market prices for identical securities on a quarterly basis.

Marketable securities, all of which were classified as “available-for-sale” at December 31, 2010 and March 31, 2010, consisted of the following (in thousands):

	Dec. 31, 2010	March 31, 2010
Municipal tax exempt bond funds
Amortized cost	$23,601	$17,474
Gross unrecognized holding (losses) gains	(32)	16

Fair value	$23,569	$17,490

Note 6. Acquisitions

EDI Business

We closed our acquisition of the EDI Business on January 29, 2010. The EDI Business is similar to our Box Office Essentials™ business and reports primarily international gross receipt theatrical ticket sales. For the three and nine-month periods ended December 31, 2010, we included $2.9 million and $8.4 million, respectively, in revenues and $0.4 million and $1.0 million, respectively, in earnings related to the EDI Business.

Pro forma results of operations as if the EDI Business had been acquired as of April 1, 2009, were as follows (in thousands):

	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2009
Total revenues	$26,290	$75,197
Net (loss) income	(129)	981

Pro forma historical results of operations are not necessarily indicative of actual future results of operations.

Ciné Chiffres

In the third quarter of Fiscal 2011, we acquired Ciné Chiffres, a provider of French box office data in Paris, France and its suburbs, for $1.7 million. Ciné Chiffres is reported as a component of Box Office Essentials™ in our AMI Division.

The purchase consideration was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Ciné Chiffres. The fair values of intangible assets were calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 10.6% to 15.6% and vary based on the amount paid for each of the intangible assets.

The purchase price was allocated as follows (dollars in thousands):

		Useful Life
Property and equipment	$7	3 years
Goodwill	1,116	Indefinite
Other intangible assets:
Local relationships	761	7 years
Trade name	1	1 year

	1,885
Accrued payroll liabilities	(43)	—
Deferred revenue	(116)	—

	(159)

	$1,726

The overall weighted average amortization period for the above intangible assets as of the date of the acquisition was 6.95 years. Goodwill of $1.1 million was recorded as a result of consideration paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed. This acquisition expands our coverage of the French market, which is expected to improve our strategic position. Within one year following the purchase date, we may update the value allocated to the purchased assets and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Goodwill will not be amortized, but will be evaluated annually for potential impairment based on current and future financial and economic results of our Box Office Essentials™ line of business, which is part of our AMI Division.

Given the timing of this acquisition, the impact on revenues and expenses from the operations of Ciné Chiffres for the three and nine-month periods ended December 31, 2010 was immaterial. We incurred $0.2 million and $0.4 million in acquisition related costs, which were included in Selling and Administrative expense in our Condensed Consolidated Statements of Operations for the three and nine-month periods ended December 31, 2010, respectively. Pro forma results of operations are not provided as they are not materially different from our actual results of operations.

Media Salvation

See Note 14. Subsequent Events for the description of our acquisition of Media Salvation, Inc. in January 2011.

Note 7. Gain on Liquidation of Investment

During the quarter ended September 30, 2010, we realized a gain of $0.1 million relating to final liquidation of a long-term, cost-based investment in a joint venture, which ceased operations during our fiscal year ended March 31, 2009.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Nine Months Ended Dec. 31,
	2010	2009
Beginning balance	$3,396	$—
Acquisition of Ciné-Chiffres	1,116	—
Currency translation	27	—

Ending balance	$4,539	$—

Other Intangible Assets

Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	December 31, 2010	March 31, 2010
Local relationships	7 to 10 years	$4,765	$3,970
Accumulated amortization		(438)	(73)

		4,327	3,897

Tradenames	1 to 3 years	50	50
Accumulated amortization		(15)	(3)

		35	47

Global relationships	Indefinite	7,400	7,400

Total		$11,762	$11,344

Amortization expense was as follows (in thousands):

	Nine Months Ended Dec. 31,
	2010	2009
Local relationships	$365	$—
Tradenames	12	—

	$377	$—

In addition to amortization expense, our other intangible assets and related accumulated amortization are affected by currency translation on a quarterly basis.

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

	Local Relationships	Tradenames
Remainder of Fiscal 2011	$144	$4
2012	576	17
2013	576	14
2014	576	—
2015	576	—
Thereafter	1,879	—

	$4,327	$35

Global Relationships with Indefinite Lives

Prior to the acquisition of the EDI Business, we held long-term relationships with each of the six major Hollywood studios (“Global Clients”) in the U.S. and Nielsen’s EDI held these relationships abroad. Currently, there are no other competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants. Should one terminate its relationship with us, they would no longer have access to world-wide data on all market participants and, currently, similar information is not available elsewhere. Our turnover rate of clients has been minimal over the life of our product, and, given our service offerings, we do not expect our customers to change their relationships with us. Due to EDI Business’s established position with these Global Clients in foreign markets, the absence of any competitor who can provide world-wide coverage, the tenure of our prior U.S. relationship with these Global Clients, and the fact that, historically, these Global Clients have preferred only one provider, this intangible asset was determined to have an indefinite life.

Please also refer to Note 7. Acquisition of Nielsen EDI Business, which is included in the Consolidated Financial Statements in our 2010 Annual Report to Shareholders for information relating to determining the amortization period for the other intangible assets.

Note 9. Termination of President and Related Severance

In November 2010, we eliminated the position of President, which had been held by Mr. Ken Papagan. In connection with this termination and pursuant to Mr. Papagan’s employment agreement, Mr. Papagan will receive a severance package. Mr. Papagan will remain a consultant to Rentrak to ensure a smooth transition of projects under his management.

Note 10. Amendment to Data Partner Agreement

In the third quarter of Fiscal 2011, we amended our agreement with one of our data partners, which resulted in $0.7 million charge in our AMI Division related to data and/or services received in calendar 2010. This charge was included as a component of Cost of Sales in our Condensed Consolidated Statements of Operations for the three and nine-month periods ended December 31, 2010. This amendment allows us to integrate segmentation data, thus providing more robust information reporting to our clients, and furthers our efforts toward moving our products from data-based to more comprehensive and applicable knowledge-based products and services. Additionally, the agreement was converted from a variable agreement based on revenues to a fixed-fee arrangement.

Note 11. Corporate Headquarters Lease Amendment

In December 2010, we amended our lease for our headquarters located in Portland, Oregon. This amendment, which is effective January 2011, reduces our square footage by 3,300 square feet, lowers occupancy expenses over the next five years and includes a tenant improvement allowance of $0.8 million. Total square footage occupied after the amendment will be 55,518 square feet. In addition, we are in the process of finalizing a $0.5 million forgivable loan from the State of Oregon that will also be for tenant improvements.

We also negotiated tax credits with the City of Portland and State of Oregon that are based on capital spending and are expected to lower our overall state and local property and income tax obligations for the next five years.

Note 12. Debt Covenant Waiver

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of those covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter end. Wells Fargo Bank N.A. waived this requirement for the quarter ended December 31, 2010. At December 31, 2010, we had no outstanding borrowings under this agreement.

Note 13. New Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

ASU 2010-17

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the provisions of ASU 2010-17 to have a material effect on our financial position, results of operations or cash flows.

Note 14. Subsequent Event

Acquisition of Media Salvation

On January 3, 2011, we acquired the outstanding stock of Media Salvation, Inc., for an initial cash payment of $250,000. The stock purchase agreement contains contingent provisions relating to additional amounts, which may be paid based on achieving certain performance requirements. We are in the process of evaluating the fair value of this transaction and will complete that evaluation during our fourth quarter ending March 31, 2011. Media Salvation will be reported as a component of our Home Entertainment Division.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including discussions under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding business trends, revenue growth, gross profit margin and liquidity and our ability to generate a long-term return on our investment in our AMI Division) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: our ability to retain and grow our customer base of retailers participating in the Pay-Per-Transaction system (the “PPT System”) (“Participating Retailers”); the financial stability of the Participating Retailers and performance of their obligations under our PPT System; business conditions and growth in the video industry and general economic conditions, both domestic and international; customer demand for movies in various media formats; competitive factors, including increased competition, expansion of revenue sharing programs other than the PPT System by motion picture studios or other licensors or owners of the rights to certain video programming content (“Program Suppliers”) and new technology; the continued availability of home entertainment content products (DVDs, Blu-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from Program Suppliers; the loss of significant Program Suppliers; our ability to successfully develop and market new services, including our business intelligence services, to create new revenue streams; the development of similar business intelligence services by competitors with substantially greater financial and marketing resources than our company; and our ability to successfully integrate business acquisitions into our operations. This Quarterly Report on Form 10-Q further describes some of these factors. In addition, some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our Fiscal 2010 Form 10-K, which was filed with the Securities and Exchange Commission on June 14, 2010. These risk factors have not significantly changed since the filing of the Fiscal 2010 Form 10-K.

Overview and Business Trends

Our corporate structure includes separate Home Entertainment and Advanced Media and Information (“AMI”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our Home Entertainment Division manages our business operations that deliver Units and related rental and sales information for the Units to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our Pay-Per-Transaction (“PPT”) System, retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studios and the respective retailers.

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

The Home Entertainment Division

The financial results from the Home Entertainment Division continue to be affected by the changing dynamics in the home video rental market as well as overall economic trends and conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select entertainment content and can easily shift from one provider to another. Some examples include renting product from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses on the traditional “brick and mortar” retailer. We believe that our system successfully addresses the many choices available to consumers and affords our Participating Retailers the opportunity to stock their stores with a wider selection of titles and a greater supply of popular box office releases. Many of our arrangements are structured so that the Participating Retailers pay minimal upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Since these output programs usually result in more overall Units rented, our Participating Retailers’ revenue and the corresponding share with the studios also increase.

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

During May 2010, a major brick and mortar retailer, Movie Gallery, announced the closure of all of its stores. This action, which represents over 2,000 brick and mortar locations, will most likely cause consumer spending to shift to other retailers and/or increase consumers’ usage of other alternatives, like kiosks, mail subscriptions or online delivery options. Also, during September 2010, Blockbuster Entertainment (“Blockbuster”) filed for Chapter 11 bankruptcy protection. While Movie Gallery and Blockbuster were not direct customers of ours, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting as a result of these closures and related financial events. However, we also believe this presents opportunities that potentially benefit our Participating Retailers through increased traffic from new customers and the opportunity to expand their businesses through the addition of store locations; it is too soon to predict what effect, if any, this will have on our future financial results.

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

AMI Division

We continue to allocate significant resources towards our business information service offerings, both those services that are currently operational as well as those that are in various stages of development. Our AMI Division revenue increased $12.2 million, or 94.2%, in the first nine months of Fiscal 2011 compared to the first nine months of Fiscal 2010. Our acquisition of the EDI Business, which occurred in January 2010, contributed $8.4 million of the revenue increase during the first nine months of Fiscal 2011, while our existing lines of business saw revenue growth of $3.8 million, or 29.5%.

The AMI Division lines of business that contribute most of the revenues are:

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

TV Essentials™ is a comprehensive suite of research tools that calculates anonymous second-by-second audience viewing patterns in all facets of television programming and advertising including VOD, DVR, interactive and linear television. By providing transaction-level performance metrics from millions of STBs, TV Essentials™ provides insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Designed to handle data from the nation’s 114.5 million television households, our systems can isolate individual market, network, series, or telecast performance, administer national and local estimates, and provide an evaluation of influencing factors such as psychographics and demographics for competitive, in-depth intelligence. We currently process data from 17 million televisions for linear TV and nearly all video on demand enabled STBs, estimated to be approximately 80 million.

We have contracts with various data providers that allow us to commercially integrate viewing data into TV Essentials™. The integrated product was launched commercially in September 2010. Our systems have the capability to integrate third party segmentation databases with our data, which should help our clients clearly define their advertising messages to consumers. We continue to build our research capabilities, which are enabling us to move our products from data-based to more comprehensive and applicable knowledge-based products and services.

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

•	DRS fees are generated from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees, are generated when Units are ordered by, and distributed to, Participating Retailers.

AMI Division

Subscription fee and other revenues, primarily relating to custom reports from:

•	Box Office Essentials™;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

Results of Operations

Certain information by segment is as follows (in thousands):

	Home Entertainment	AMI	Other(1)	Total
Three months ended December 31, 2010
Sales to external customers	$15,195	$8,521	$—	$23,716
Gross margin	4,194	5,433	—	9,627
Income (loss) from operations	2,279	(559)	(3,731)	(2,011)

Three months ended December 31, 2009
Sales to external customers	$18,804	$4,306	$—	$23,110
Gross margin	4,532	2,069	—	6,601
Income (loss) from operations	2,709	(434)	(3,588)	(1,313)

Nine months ended December 31, 2010
Sales to external customers	$47,350	$25,059	$—	$72,409
Gross margin	14,067	17,258	—	31,325
Income (loss) from operations	8,398	1,495	(11,697)	(1,804)

Nine months ended December 31, 2009
Sales to external customers	$53,168	$12,902	$—	$66,070
Gross margin	14,482	7,940	—	22,422
Income (loss) from operations	8,786	698	(10,183)	(699)

(1)	Includes corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue increased $0.6 million, or 2.6%, to $23.7 million in the three-month period ended December 31, 2010 (the “third quarter of Fiscal 2011”) compared to $23.1 million in the three-month period ended December 31, 2009 (the “third quarter of fiscal 2010”). Revenue increased $6.3 million, or 9.6%, to $72.4 million in the nine-month period ended December 31, 2010 compared to $66.1 million in the nine-month period ended December 31, 2009. The increases in revenue were due to increases in AMI revenue related to our acquisition of Nielsen’s EDI Business in the fourth quarter of Fiscal 2010, as well as growth in other AMI lines of business, offset by declines in revenue from the Home Entertainment Division. These fluctuations are described in more detail below.

Home Entertainment Division

Revenue information related to our Home Entertainment Division was as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
	2010	2009
Transaction fees	$9,680	$12,533	$(2,853)	(22.8)%
Sell-through fees	2,316	2,765	(449)	(16.2)%
DRS	1,389	1,075	314	29.2%
Other	1,810	2,431	(621)	(25.5)%

	$15,195	$18,804	$(3,609)	(19.2)%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
	2010	2009
Transaction fees	$30,646	$34,836	$(4,190)	(12.0)%
Sell-through fees	7,536	8,306	(770)	(9.3)%
DRS	4,130	4,051	79	2.0%
Other	5,038	5,975	(937)	(15.7)%

	$47,350	$53,168	$(5,818)	(10.9)%

The decreases in transaction fees were primarily due to fewer rental transactions at our Participating Retailers, which decreased by 16.2% and 12.4%, respectively, in the three and nine-month periods ended December 31, 2010, respectively, partially offset by a 1.5% and a 1.0% increase in the rate per transaction, which excludes the impact of minimum guarantees, in the three and nine-month periods ended December 31, 2010, respectively. Minimum guarantees decreased $1.2 million and $0.4 million in the three and nine-month periods ended December 31, 2010, respectively, due to the timing of releases. The decreases in rental transactions were due to fewer Participating Retailers, as well as continued changing market conditions.

The decreases in sell-through fees were primarily due to decreases in sell-through volume and the overall rate per transaction. The decreases in sell-through volume and rate per transaction were primarily due to an overall decline in Units available for sale. Units shipped decreased 22.5% and 14.1% for the three and nine-month periods ended December 31, 2010, respectively.

The increases in DRS revenue were primarily due to higher volumes of transactions from on-line retailers and kiosks, partially offset by fewer transactions as a result of Movie Gallery’s store closures.

AMI Division

Revenue information related to our AMI Division was as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
	2010	2009
Box Office Essentials™	$4,521	$1,570	$2,951	188.0%
OnDemand Essentials™	1,995	1,600	395	24.7%
TV Essentials™	1,704	751	953	126.9%
All Other	301	385	(84)	(21.8)%

	$8,521	$4,306	$4,215	97.9%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
	2010	2009
Box Office Essentials™	$13,389	$4,668	$8,721	186.8%
OnDemand Essentials™	5,825	4,405	1,420	32.2%
TV Essentials™	4,934	1,618	3,316	204.9%
TV Essentials™ - custom(1)	—	1,100	(1,100)	*
All Other	911	1,111	(200)	(18.0)%

	$25,059	$12,902	$12,157	94.2%

(1)	During the second quarter of Fiscal 2010, we substantially completed a multi-year development contract with one customer, resulting in revenue of $1.1 million.
*	Not meaningful.

The increases in Box Office Essentials™ revenues were primarily due to our acquisition of the EDI Business in the fourth quarter of Fiscal 2010, which contributed $2.9 million and $8.4 million in the three and nine-month periods ended December 31, 2010, respectively. Other components of Box Office Essentials™ also realized increases as a result of rate increases for existing accounts.

The increases in OnDemand Essentials™ revenues were due to a combination of adding new clients and providing custom reports and securing rate increases for existing clients.

The increases in TV Essentials™ revenues were primarily due to the addition of clients who subscribe to our systems and other fees relating to periodic custom work.

Revenues related to our Essentials™ business information service offerings increased primarily due to our continued investment in and successful marketing of these offerings and retention of clients. We expect continued future increases in our Essentials™ revenues as a result of further investments and additional successful launches of services.

Cost of Sales

Cost of sales consists of Unit costs, transaction costs, sell-through costs, handling and freight costs in the Home Entertainment Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenues.

In the Home Entertainment Division, Unit costs, transaction costs and sell-through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be affected by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any reporting period. As a result, it is difficult to predict the impact these Program Supplier Revenue Sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

In the AMI Division, cost of sales primarily consists of costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

Cost of sales decreased $2.4 million, or 14.7%, in the third quarter of Fiscal 2011 compared to the third quarter of Fiscal 2010 and decreased $2.6 million, or 5.9%, in the first nine months of Fiscal 2011 compared to the same period of 2010.

Cost of sales information related to our Home Entertainment Division is as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
	2010	2009
Costs related to:
Transaction fees	$7,729	$10,012	$(2,283)	(22.8)%
Sell-through fees	1,827	2,228	(401)	(18.0)%
Other	1,445	2,032	(587)	(28.9)%

	$11,001	$14,272	$(3,271)	(22.9)%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
	2010	2009
Costs related to:
Transaction fees	$23,312	$26,934	$(3,622)	(13.4)%
Sell-through fees	5,895	6,713	(818)	(12.2)%
Other	4,076	5,039	(963)	(19.1)%

	$33,283	$38,686	$(5,403)	(14.0)%

The decreases in cost of sales within the Home Entertainment Division were primarily related to the decreases in revenues discussed above.

Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
Costs related to:	2010	2009
Amortization of internally developed software	$438	$343	$95	27.7%
Call center operation	1,144	607	537	88.5%
Obtaining, cleansing and processing data	1,466	1,248	218	17.5%
Other	40	39	1	2.6%

	$3,088	$2,237	$851	38.0%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
Costs related to:	2010	2009
Amortization of internally developed software	$1,195	$942	$253	26.9%
Call center operation	3,380	1,789	1,591	88.9%
Obtaining, cleansing and processing data	3,105	2,117	988	46.7%
Other	121	114	7	6.1%

	$7,801	$4,962	$2,839	57.2%

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

Gross margins as a percentage of revenues are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Home Entertainment Division	27.6%	24.1%	29.7%	27.2%
AMI Division	63.8%	48.0%	68.9%	61.5%

The improvements in gross margins in the Home Entertainment Division in both periods were primarily due to the timing and quantity of Units released in the current periods compared to the prior year periods.

In the AMI Division, margins have improved in both periods due to the growth in revenues. These improvements were partially offset by a $0.7 million charge in the third quarter of Fiscal 2011 related to an amendment to an agreement with one of our data partners. This amendment allows us to integrate segmentation data, thus providing more robust information reporting to our clients and furthers our efforts towards moving our products from data to knowledge-based products and services. Additionally, the agreement was converted from a variable agreement based on revenues to a fixed-fee arrangement. We do not expect this change to materially affect our margins over the long term.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $3.7 million, or 47.4%, to $11.5 million in the third quarter of Fiscal 2011 compared to $7.8 million in the third quarter of Fiscal 2010 and increased $10.1 million, or 44.3%, to $32.8 million in the nine-month period ended December 31, 2010 compared to $22.7 million in the same period of the prior fiscal year.

The increases in selling and administrative expenses in the three and nine-month periods ended December 31, 2010 compared to the same periods of the prior fiscal year were primarily due to a $1.5 million and a $4.2 million increase, respectively, in stock-based compensation and a $1.5 million and a $4.6 million increase, respectively, related to costs associated with the EDI Business. We also incurred costs associated with the acquisitions of Ciné Chiffres and Media Salvation, expanding our office locations and organization changes, primarily related to growth in our AMI Division.

Other Income

Other income of $0.1 million in the nine-month period ended December 31, 2010 represented a gain on the liquidation of a long-term, cost-based investment.

Income Taxes

Our effective tax rate, which is a benefit of 101.7% in the first nine months of Fiscal 2011, was positively impacted by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations.

Our effective tax rate of a benefit of 20.3% in the first nine-months of Fiscal 2010 was positively impacted by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxation, and a tax benefit of $0.2 million relating to a reduction in our tax contingencies due to a lapse of the applicable statute of limitations on tax positions taken in prior fiscal years.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2011.

Cash and cash equivalents and marketable securities increased $6.1 million to $26.0 million at December 31, 2010. This increase resulted primarily from $7.3 million provided by operating activities, $1.1 million provided from the issuance of our common stock from the exercise of stock options and $1.8 million provided from the excess tax benefits related to stock-based compensation. These factors were partially offset by $2.6 million used for the purchase of equipment and capitalized IT costs and $1.7 million used for an acquisition.

Accounts and notes receivable, net of allowances, decreased $4.0 million to $15.9 million at December 31, 2010, primarily due to lower Home Entertainment Division revenues and collections of EDI Business accounts receivable acquired with the acquisition.

During the first three quarters of Fiscal 2011, we spent $2.6 million on property and equipment, including $2.2 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $5.0 million on property and equipment in Fiscal 2011, including approximately $3.5 million for the capitalization of internally developed software, primarily for our business information service offerings as we expand our Multi-Screen Essentials™ lines of business. We expect the remaining capital expenditures in Fiscal 2011 will be primarily for computer equipment.

Accrued compensation increased $3.1 million to $5.7 million at December 31, 2010, primarily due to a $2.5 million increase in accrued stock-based compensation that will be settled in cash related to an agreement with a non-employee and a $0.7 million increase in our bonus accrual based on Fiscal 2011 financial results.

Deferred revenue of $1.3 million at December 31, 2010 included amounts related to annual subscriptions for our services.

Deferred rent, current and long-term, of $1.0 million at December 31, 2010 represents amounts received for qualified renovations on our corporate headquarters and free rent for the first three months of the lease term. The deferred rent is being amortized against rent expense over the term of the related lease at the rate of approximately $24,000 per quarter.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. Through December 31, 2010, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. To date, no shares have been repurchased in Fiscal 2011. This plan does not have an expiration date. We do not have an established plan for specific repurchases of shares in any period.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of those covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter end. Wells Fargo Bank N.A. waived this requirement for the quarter ended December 31, 2010. At December 31, 2010, we had no outstanding borrowings under this agreement.

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

New Accounting Guidance

See Note 13 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 5.	OTHER INFORMATION

A description of our capital stock is attached as Exhibit 99.1 to this Form 10-Q and updates the description of capital stock contained in our Registration Statement on Form 8-A filed on November 14, 1986, as supplemented by the description set forth in Exhibit 99.1 to our current report on Form 8-K filed on May 18, 2005.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Description of Rentrak Corporation Capital Stock.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2011	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer