Form 10-K
period 2011-03-31
RENTRAK CORP
filed 2011-06-10
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($25.27) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2010), was $265,366,613.

The number of shares outstanding of the Registrant’s Common Stock as of June 3, 2011 was 11,242,616 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2011 Annual Meeting of Shareholders.

RENTRAK CORPORATION

2011 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Annual Report on Form 10-K include, in particular, statements regarding:

•

our future results of operations and financial condition and future revenues and expenses, including increases in acquisition costs, declines in Home Entertainment (“HE”) Division revenue and increases in our Essentials™ revenues;

•	the future growth prospects for our business as a whole and individual business lines in particular;

•	expanding our product and service capabilities;

•	future acquisitions or investments;

•	protection of our intellectual property;

•	our relationships with our customers and suppliers;

•	adjusting rates for our services;

•	market response to our products and services;

•	expanding the services we provide in our foreign locations and entering into additional foreign locations;

•	the impact of government restrictions;

•	the impact of technological advances;

•	the impact of fluctuations in foreign exchange rates; and

•	our recent business acquisitions.

These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully develop, expand and/or market new services to new and existing customers, including our media measurement services, in order to increase revenue and/or create new revenue streams;

•	timely acquire and integrate various third party databases into our systems;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	deal with our data providers who are much larger than us and have significant financial leverage over us;

•

successfully manage the impact on our business of the economic environment generally, both domestic and international, and in the markets in which we operate, including, without limitation, the financial condition of any of our suppliers or customers or the impact of the economic environment on our suppliers’ or customers’ ability to continue their services with us and/or fulfill their payment obligations to us;

•	effectively respond to rapidly changing technology and consumer demand for entertainment content in various media formats;

•	retain and grow our customer base of retailers (“Participating Retailers”) participating in the Pay-Per-Transaction system™ (the “PPT System”);

•

continue to obtain home entertainment content products (DVDs, Blu-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from content providers, generally motion picture studios and other licensors or owners of the rights to certain video programming content (“Program Suppliers”);

•	retain our relationships with our significant Program Suppliers and Participating Retailers;

•	manage and/or offset any cost increases;

•	add new clients or adjust rates for our services;

•	adapt to government restrictions;

•	leverage our investments in our systems and generate revenue and earnings streams that contribute to our overall success;

•	enhance and expand the services we provide in our foreign locations and enter into additional foreign locations; and

•

successfully integrate business acquisitions or other investments in other companies, products or technologies into our operations and use those acquisitions or investments to enhance our technical capabilities, expand our operations into new markets or otherwise grow our business.

Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of reasons why our actual results may differ materially from our forward-looking statements. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

PART I

ITEM 1.	BUSINESS

Overview

We are a global digital media measurement, research and distribution company, serving the entertainment, television and advertising industries. Our web-based products measure and report consumer media consumption across multiple platforms, devices and distribution channels. We process and aggregate data from hundreds of billions of transactions wherever entertainment content is viewed, whether at the box office, from a television screen, over the internet, on a smart phone or any other device, and however it is obtained, whether purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases report comprehensive results across all viewing platforms and are fused with third-party consumer segmentation and purchase databases. Our systems and services help our clients better understand and analyze how audiences view and respond to content, which enables content producers, advertisers and ad agencies to make better programming decisions and directly target consumers, which helps them plan, buy and sell advertising across all of the entertainment screens.

Rentrak Corporation is an Oregon corporation and was originally incorporated in 1977. We are headquartered in Portland, Oregon, with additional United States and international offices. We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) operating division includes our media measurement service. Our HE operating division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film and video game product from traditional “brick and mortar,” online and kiosk retailers.

Our AMI Division encompasses media measurement services across multiple screens and platforms and is delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, capture consumer viewing data which are integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators and advertisers insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national and on demand television performance.

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our PPT System. Within this system, video retailers are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers on a revenue sharing basis. By providing second- and third-tier retailers the opportunity to acquire new inventory in the same manner as major national chains, our PPT System enables retailers everywhere, regardless of size, to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our rental Studio Direct Revenue Sharing (“DRS”) services, which grants content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on both physical and digital product under established agreements on a fee for service basis.

AMI Division

Our media measurement services, offered primarily on a recurring subscription basis, are distributed to clients through patent pending software systems and business processes, and capture data and other intelligence viewed on multiple screens across various platforms within the entertainment industry.

The primary content measurement services are as follows:

Television content:

•	OnDemand Essentials™, including OnDemand AdEssentials™

•	TV Essentials™

•	StationView Essentials™

Internet and Mobile Device content:

•	Internet TV Essentials™

•	Digital Download Essentials™

•	Mobile Essentials™

Theatrical Box Office content:

•	Box Office Essentials™

Typical clients subscribing to our services include motion picture studios, television networks and stations, cable and telco operators, advertisers and ad agencies.

Television, Internet and Mobile Device content:

We provide our customers with second-by-second performance metrics that demonstrate real viewer behavior for broadcast, cable, high-definition, video on demand (“VOD”) and digital cable television content. We aggregate transaction-level data from, in many cases, full census tracking, which gives users the competitive advantage for more informed decision-making. These web-based reporting systems provide clients with instant access to the tools needed to track content and consumer behavior. We have recently launched component products for individual screens that feed into cross platform products and analytical services. With each new component product launched, we expect to secure additional revenue from our current customer base while expanding the markets for our services. The component products that are currently commercially launched include OnDemand Essentials™, including OnDemand AdEssentials™, TV Essentials™, StationView Essentials™, Mobile Essentials™, Digital Download Essentials™ and Internet TV Essentials™. These products are described below.

VOD content:

OnDemand Essentials™ (“ODE”) provides multi-channel operators, content providers (including broadcast/cable networks and studios) and advertisers with a transactional tracking and reporting system to view and analyze the performance of on demand content. This web-based system provides clients throughout the United States and Canada with instant access to the tools needed to track on demand content, trends and consumer behavior and represents information from over 80 million set-top boxes (“STBs”) from every major operator that offers VOD programming. Our system includes daily, census-level data of current and historical market- and title-level content performance from 38 multi-channel operators. We are well positioned to continue to grow this business by adding new clients and adjusting rates as the business activity increases and as advanced advertising technology is rolled out by the industry. We are beginning to expand the capability of our OnDemand service to provide cross platform reporting for on demand content viewed beyond the television set (for example, Internet streaming, portable and mobile devices). Additionally, we are working on obtaining and/or incorporating data from new and existing providers relating to online, mobile and “Over the Top” content.

OnDemand AdEssentials™ measures census-level advertising within on demand content. This analysis includes reporting of ad campaigns across impressions, reach and frequency. With OnDemand Essentials™ and AdEssentials™, programmers and agencies have a robust set of tools needed to maximize on demand advertising revenue.

Internet and Mobile Device content:

Internet TV Essentials™ processes online usage data to help clients manage their ad-supported online content. The service filters massive amounts of raw, disparate usage data and presents it back to our clients in a uniform, easy-to-use format. Internet TV Essentials™ provides multi-platform content providers, online video aggregators and web-only portals the tools necessary to analyze trends and track online video usage data for their decision-making.

Digital Download Essentials™ is a reporting and auditing service providing performance intelligence on purchased and rented movie and television content downloaded or streamed via the Internet. It is tailored for clients who offer the majority of their online video products on a pay-per-transaction basis. The system provides a single integrated solution to report all Internet-based sales and rental transactions, including royalty calculations, on a global basis.

Mobile Essentials™ service can be customized to fit the specific needs of our clients, with applications for both on demand and live content accessed via any mobile device. It uses functionality from OnDemand Essentials™ and TV Essentials™, and gives users access to the data needed to monitor that content, which content includes video clips, games, mobile web, small message servicing (“SMS”) data (also known as text messaging), ring tones, wallpaper and music downloads. The Mobile Essentials™ service enables users to perform in-depth analysis of their mobile content and its viewers, including near real-time viewership, demographics analysis, geographic analysis and audience sharing and audience overlap, which provide clients with insights relating to viewers that simultaneously watch more than one channel.

Linear Television content:

TV Essentials™ is a comprehensive suite of research tools that calculates anonymous second-by-second audience viewing patterns in all facets of television programming and advertising including DVR, interactive and linear TV viewing. By providing transaction-level performance metrics from millions of STBs, TV Essentials™ provides insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Developed to handle data from the nation’s 114.5 million television households, the system can isolate individual market, network, series or telecast performances, administer national and local estimates and provide an evaluation of influencing factors such as psychographics (attributes relating to personality, values, attitudes, interests or lifestyles), and demographics for competitive, in-depth intelligence. Today, based on data from our current operator partners across multiple platforms, including cable, satellite and telco providers, we are translating viewing patterns from approximately 17 million digital televisions into insights for our clients. Additionally, one of the biggest advantages of TV Essentials™ is that it combines the stability and granularity of STB data with marketing segmentation and advertiser databases, resulting in robust targeted TV viewership intelligence data. The TV Essentials™ service provides advertisers, ad agencies and networks with advanced television targeting, which enables our customers to spend their advertising dollars more efficiently. For example, advertisers are able to target the exact consumers who typically purchase their products.

Currently, we obtain census and transactional data from four data providers with whom we have multi-year contracts. These agreements allow us to commercially integrate viewing data into TV Essentials™. We also have developed the capability to overlay segmentation and consumer purchase databases to help our clients clearly define their advertising messages to consumers and we continue to build our research capabilities to move our products from data to knowledge-based products and services that interpret this data.

StationView Essentials™ is a television measurement and analytical service specifically designed to meet the unique needs of local television station markets. This service provides users with second-by-second viewing detail at the station level, enhancing their ability to understand viewer involvement and habits in local markets. By providing access to the linear television viewing patterns of millions, StationView Essentials™ ultimately allows television station management to better understand their audience viewing patterns, view competitive data from other local stations in their market, monitor daily program performance and improve audience retention by appropriately adjusting programming and selling their advertising more effectively. The StationView Essentials™ database has been integrated with brand ratings and television household demographic ratings to provide stations with the tools they need to develop new advertising revenue streams.

Theatrical Box Office content:

Box Office Essentials™ reports domestic and international theatrical gross receipt ticket sales to motion picture studios and movie theater owners. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is obtained via electronic connectivity, phone or fax to theater box offices and is collected for the majority of all movie theaters in North America, Guam, Puerto Rico, Russia, Hong Kong, the United Kingdom, Ireland, Italy, Australia, New Zealand, Japan, South Korea, Taiwan, Germany, Austria, the Netherlands, France, Mexico, Columbia, Venezuela, Argentina, Brazil, Portugal, Chile and Spain. Box Office Essentials™ delivers box office results from more than 80,000 movie screens in 23 countries throughout the world. We make on-going efforts to strengthen our business relationships with our existing clients and theaters as well as focus on our syndication services. During the next twelve months, we also plan to enhance and expand the services we provide in our foreign locations and enter into additional foreign locations.

Box Office Essentials™ data is published in the Hollywood Reporter, Daily Variety, USA Today, Yahoo and the LA Times and is the source for the majority of all box office reporting globally.

Prior to the acquisition of the EDI Business (as described in Note 4 of Notes to Consolidated Financial Statements), we held long-term relationships with each of the six major Hollywood studios (“Global Clients”) in the United States and Nielsen’s EDI division held these relationships abroad. Currently, there are no other competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants.

In the third quarter of Fiscal 2011, we acquired Ciné Chiffres, a provider of French box office data in Paris, France and its suburbs, for $1.7 million. Ciné Chiffres is reported as a component of Box Office Essentials™ in our AMI Division. See also Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Multiple Platform and Enhancements to Existing Services

We are investing significant resources in the continued development and expansion of a comprehensive service that will provide business insights, research and analytics across multiple media platforms including TV, DVR, Internet TV, mobile, digital purchases, on demand home video, theatrical and retail. This system will compile usage data, using a common metric, to illustrate each platform’s individual contribution and compare it against other media platforms. With the ability to track records across various media, this new multiscreen service will allow users to comprehend how content is being consumed by end users, interpret the effect such consumption has on other media platforms, understand consumer adoption of new platforms and visualize cross-platform consumption.

We are also making significant investments in our systems which support our existing service lines. We continue to integrate various third-party segmentation databases with our data, which we believe will help advertisers get the right message at the right time to the right consumer group. We continue to build our research capabilities, which enable us to move our products from data-based to more comprehensive and applicable knowledge-based products and services. These expenditures will likely increase our costs over the next twelve months. Longer-term, we believe we will be able to leverage these investments and generate revenue and earnings streams that contribute to our overall success.

Competition

Our primary competitors in these markets are Nielsen, Kantar (a subsidiary of WPP Group) and TiVo, which are companies with significantly greater resources than Rentrak. Nielsen’s services are based on a sampling methodology used to measure television viewing data, and are currently the television industry’s standard measurement of consumer viewing behavior for advertising purposes. Kantar and TiVo also use various sampling methodologies.

Our services and systems differ in that we use a large database approach, which is more far-reaching compared to the smaller sampling approach used by most of our competitors. We refer to our approach as “the database currency” and project the results to a national level across multiple platforms. This method results in granular levels of processing from millions of transactions and establishes us as one of the only companies that provide a television ratings database currency. We believe this positions us to offer a comprehensive, more targeted, user-friendly system that networks, agencies and advertisers are demanding and, consequently, that the market will accept our measurement product as an alternative to competitors’ products.

Home Entertainment Division

For the many regional chains and independent retailers who rent home entertainment products (DVD, Blu-ray and video games) to consumers, it is more effective to acquire “new release” rental inventory on a lease basis instead of purchasing the inventory. Our PPT System provides Participating Retailers the opportunity to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace.

Under the PPT System, Participating Retailers have Units delivered to their store for a low, one-time upfront fee (ranging from $0 to $2; most product is $1.50 or less). Leased movie rental revenue is then shared between the lessee (Participating Retailer), Rentrak and the Program Supplier. After 28 to 31 days, Participating Retailers can begin selling leased Units as “previously viewed” inventory. Sale profits are generally shared between the Participating Retailer, Rentrak and the Program Supplier. Most of our programs have a six-month lease term and once this period has concluded, Participating Retailers can either return the remaining Units or buy them at a fraction of the retail cost (typically $0 to $1.75). Under the PPT System, Participating Retailers can rent Units on the day of release and the average cost per Unit over the leasing term typically ranges between $8 to $12 per Unit, which is a fraction of the cost of using a wholesale distributor where Units generally cost between $18 and $20 per Unit.

Many of our arrangements are structured so that the Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs).

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the United States and Canada. This system greatly simplifies the landscape for each Program Supplier by consolidating the thousands of individual independent retailers participating in our PPT System into one business partner. Program Suppliers negotiate one lease/service arrangement with Rentrak, and our PPT System manages the rest, including marketing and sales of content to Participating Retailers, order fulfillment, collection of POS data, analytics, audit, billing of revenue sharing fees and collection of payments.

During Fiscal 2011, we offered titles from a number of Program Suppliers including: Anchor Bay Entertainment, LLC; Lionsgate Films, Inc.; Maple Pictures Corp; Millennium Media Services; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Summit Distribution, LLC; Twentieth Century Fox Home Entertainment, Inc.; Universal Studios Home Entertainment LLC; Vivendi Entertainment; and Warner Home Video, a division of Warner Bros. Home Entertainment Inc. Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and, in other cases, the contracts or arrangements provide that all titles released for distribution by such Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us or the Participating Retailers. During the last three years, we have not experienced any material difficulty in acquiring suitable Units for our markets on acceptable terms and conditions from Program Suppliers.

During Fiscal 2011, 2010 and 2009, we had several Program Suppliers that supplied product in excess of 10% of our total revenue as follows:

	2011	2010	2009
Program Supplier 1	10%	12%	17%
Program Supplier 2	10%	11%	15%
Program Supplier 3	9%	11%	13%
Program Supplier 4	6%	10%	11%

Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these Program Suppliers could have an adverse effect on our financial condition and results of operations.

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles prior to home video distribution and our assessment of expected success in the home video rental market. At March 31, 2011, we had such guarantees with 20 Program Suppliers in amounts totaling approximately $1.7 million. We expect to make these payments during the first quarter of Fiscal 2012. Most of these amounts were included in cost of sales during Fiscal 2011, since we typically recognize these costs on each title’s release date.

Relationships with Participating Retailers

None of our Participating Retailers provided revenue of more than 10% of our total revenue during Fiscal 2011, and we believe our relationships with our existing Participating Retailers remain strong.

The number of active Participating Retailers has fallen during the past year as a result of store closures, which are, in part, due to the economic climate, as well as an increase in use by consumers of kiosks and other forms of content delivery, which is more fully described in the “Competition” section below. We currently anticipate that this trend will continue as other channels of providing entertainment content gain a larger share of the market.

Over the past couple of years, there have also been significant store closures from major brick-and-mortar retailers that do not participate in our PPT System, such as Blockbuster and Movie Gallery. In September 2010, Blockbuster filed Chapter 11 bankruptcy and it was subsequently purchased by DISH Network Corporation. Movie Gallery ceased doing business in the first half of Fiscal 2011. While the overall industry is contracting as a result of these closures, we believe this presents opportunities that potentially benefit our independent Participating Retailers through increased traffic from new customers and the opportunity to expand their business through the addition of store locations. We are actively assisting with these initiatives; however, it is difficult to predict what effect, if any, this will have on our future financial results.

Ordering and Distribution of Units

Our proprietary Rentrak Profit Maker Software (the “RPM Software”) and Video Retailer Essentials Software (the “VRE Software”) allow Participating Retailers to order Units through these systems and provide the Participating Retailers with substantial analytical information regarding all offered titles. Ordering occurs via a networked computer interface (for RPM Software) or over the Internet (for VRE Software). To further assist the Participating Retailers in ordering, we also produce a monthly product catalog (“Ontrak™”) both in print and electronic media format.

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with third-party fulfillment providers to distribute the Units via both ground, which is our primary method, and overnight air courier to assure delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution for those Units were 3.1%, 3.3% and 3.4% of our cost of sales in Fiscal 2011, 2010 and 2009, respectively.

Computer Operations

To participate in our PPT System, Participating Retailers must have Rentrak-approved computer software and hardware to process all of their rental and sale transactions. Our RPM Software resides on the Participating Retailer’s POS computer system and transmits a record of PPT transactions to us over a telecommunications network. The RPM Software or web-based VRE Software also assists the Participating Retailer in ordering newly released titles and in managing its inventory of Units.

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

Auditing of Participating Retailers

From time to time, we audit Participating Retailers in order to verify that they are reporting all rentals and sales of Units in a consistent, accurate and timely manner. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers whose PPT business activity varies from our statistical norms. Depending upon the results of our analysis of these reports, we may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow an audit can be cause for immediate termination from the PPT System. If audit violations are found, the Participating Retailer is subject to penalties, audit fees, immediate removal from the PPT System and/or repossession of all leased Units.

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to theatrically release their most promising movies during two periods of the year: early summer and during the holidays in the fourth calendar quarter. Since the release of movies to home video usually follows the theatrical release by approximately three to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video generally occur just prior to and/or during the fourth calendar quarter holidays and in late winter/early spring. We believe our volume of rental transactions and resulting revenue and earnings reflect, in part, this seasonal pattern. However, changes in the release of Program Suppliers’ titles available to Rentrak for Participating Retailers and Units offered with minimum guarantees may obscure any seasonal effect. See also Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Formovies.com™

Formovies.com™ is a website designed and hosted by us, dedicated to providing our Participating Retailers with an effective online marketing tool. The site is filled with entertainment content such as top rentals, upcoming releases, DVD of the week, theatrical show times, movie trivia and more. Each site is individually branded to contain the store name of a Participating Retailer, allowing it to promote its store with coupons or special promotions it enters and controls on its custom site. Participating Retailers collect e-mail addresses from their customers, and the site sends a weekly newsletter announcing new releases and promotions.

Competition

The HE Division continues to be affected by the changing dynamics in the home video rental market. This market is highly competitive, constantly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select his or her entertainment content and can easily shift from one provider to another. Some examples include renting Units of product from our Participating Retailers or any retailer, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis. Accordingly, we face competition from all of the wholesale distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other wholesale distributors have extensive distribution networks, long-standing relationships with Program Suppliers and retailers, and, in some cases, significantly greater financial resources. These wholesale distributors do not offer retailers content on a revenue sharing basis.

During the past two years, our Participating Retailers have experienced intense competition from kiosks, primarily Redbox and NCR, which offer significantly lower prices on rental Units. We have seen a dramatic increase in consumer use of this alternate delivery method. Currently, we believe that the timing, depth and breadth of Units available via kiosks are not as favorable as those available through our systems. Also, as these kiosk companies formalized their direct relationships with studios, our DRS services, which are described below, benefited from this shift since we process that activity on behalf of the studios.

We also face direct competition from the Program Suppliers. All major Program Suppliers work directly with major retailers, including Blockbuster and Netflix, which is an online mail delivery subscription retailer. Many of the major Program Suppliers have direct revenue sharing arrangements with these retailers and a few mid-size retailers. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with smaller retailers, but there is no assurance that they will not do so in the future.

Growth in kiosks and by-mail subscription activity has shifted consumer behavior from purchase to rental, causing studios to emphasize retail sales and VOD activity, both of which provide them with greater earnings per transaction than the newer delivery methods. Approximately one year ago, three Program Suppliers (Warner, Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. This delay creates an opportunity for our ”brick and mortar” retailers to maximize rental and sales activity prior to competing with the lower cost rental alternatives. To compensate Redbox and Netflix for agreeing to receive product nearly a month after “brick and mortar” retailers, their product costs were reduced. Netflix was also given improved access to digital streaming content. Other studios may decide to implement similar “windows” in the future. An increase or decrease to the length of delay of product for kiosk and by-mail could have a positive or negative impact on our Participating Retailers.

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) online movie rental subscription services, such as Netflix; (2) direct broadcast satellite providers, such as DIRECTV and DISH Network Corporation; (3) cable providers, such as Time Warner and Comcast, which offer “pay-per-view” and VOD content; (4) telecommunication providers, such as AT&T and Verizon; and (5) delivery of programming via the Internet, such as Apple’s iTunes, Hulu.com and Google’s YouTube. Technological improvements in any of these distribution methods, perceived greater convenience by customers, as well as potential lower pricing models, may make these options more attractive to consumers and thereby materially diminish the demand for Unit rentals in “brick and mortar” locations. Such a reduction could have a material adverse effect on our results of operations and financial condition.

Studio Direct Revenue Sharing (DRS)

Our DRS services include entertainment content relating to physical Units rented and/or purchased (“Traditional DRS”), as well as content downloaded and/or streamed via the Internet (“Digital DRS”). Our services are tailored to meet the needs of those content providers, which include major studios, independent program suppliers and major television networks, such as Twentieth Century Fox Home Entertainment, NBC Universal and ABC. For each DRS client, we collect, process, audit, summarize and report the number of transactions and corresponding revenue generated on each title distributed to each DRS retailer on a revenue sharing basis. DRS retailers include large “brick and mortar” retailers, online retailers and kiosks, such as Blockbuster Entertainment, Netflix, Redbox and Apple. We also provide in-depth inventory tracking by title, retailer and location. Additionally, we conduct numerous periodic physical audits of DRS retailers, combined with actual testing of transactions processed through their POS systems, and electronic auditing, using multiple methods of validation and recovery, to insure all DRS inventory is utilized in a manner consistent with the terms of its revenue sharing arrangement with our DRS clients.

Our Digital DRS service is a web-based reporting service that provides studios and television networks with a single integrated solution capable of collecting, verifying, consolidating and reporting all Internet-based rental and sales transactions on a global basis.

Historically, we competed with SuperComm, Inc., a small subsidiary of Sony Pictures Home Entertainment (“SPHE”). SuperComm was sold and renamed Media Salvation. SPHE relied on Media Salvation for the services (collection, analysis, configuring and reporting of data) required to manage its DRS relationships. We acquired Media Salvation on January 3, 2011. See also Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We also compete with Media Morph, which offers digital content reporting services similar to our Digital DRS business.

A number of risks may adversely affect the size and profitability of our DRS services. For example, if the overall size of the home entertainment rental market contracts significantly, and/or the large “brick and mortar,” kiosks and online retailers’ share of the overall rental market declines significantly, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenue. Despite these risks, we currently expect the DRS business will grow in Fiscal 2012 as the DRS retailers’ business increases and we establish new service offerings, such as our new VOD Monitor services.

Trademarks, Copyrights, Proprietary Rights and Patents

We have registered our RENTRAK™, PPT™, Pay Per Transaction™, Entertainment Essentials™, Box Office Essentials™, Home Video Essentials™, Home Entertainment Essentials™, OnDemand Essentials™, Video Game Essentials™, Retail Essentials™, AdEssentials™, Business Intelligence Essentials™, TV Essentials™, Mobile TV Essentials™, ForMovies™, ForMovies.com™, Ontrak™, RPM™ and other marks under federal trademark laws. We have applied for and obtained registered status in several foreign countries for many of our trademarks. Our trademark registrations will remain valid for an unlimited period, as long as we continue using the trademarks in commerce or as long as we intend to resume use of the mark during any period of non-use. We claim a copyright on our Essentials™ software. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services, and we intend to take appropriate action to halt any infringement and protect against improper usage.

We have applied for patents related to certain of our proprietary technologies, primarily for our Essentials™ Suite of products. We believe our proprietary technologies provide us with advantages over our competitors’ technologies.

Employees

As of March 31, 2011, including all subsidiaries, we employed 307 full-time associates and 116 part-time associates. We consider our relations with our associates to be good.

Financial Information About Industry Segments

See Note 17 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information regarding our business segments and revenue by product line.

Geographic Information

Most of our revenue is generated within the United States. We also generate revenue in Canada, Russia, Hong Kong, the United Kingdom, Australia, New Zealand, Germany, Austria, the Netherlands, Ireland, France, Mexico, Argentina, Chile, Venezuela, Columbia, Brazil and Spain. Cumulative revenue from these foreign locations accounted for less than 10% of total revenue in Fiscal 2011. Revenue from customers in the United States was $88.2 million, $87.2 million and $91.9 million, respectively, and revenue from customers in foreign locations was $8.9 million, $3.9 million and $3.1 million, respectively, during Fiscal 2011, 2010 and 2009. Our long-lived assets are located within the United States, France, Argentina, the United Kingdom, Germany, Mexico, Spain and Australia. These amounts represented $20.7 million, $16.7 million and $6.1 million, respectively, in the United States and $7.5 million, $5.6 million and $0, respectively, in foreign locations as of March 31, 2011, 2010 and 2009.

Available Information

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

ITEM 1A.	RISK FACTORS

Our HE Division is challenged by the combined effects of technological advancements, changing consumer behaviors and demand, and fundamental changes affecting the industries in which the division operates.

The markets in which our HE Division operates are highly competitive, rapidly changing and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices in entertainment generally and video entertainment content in particular, and can easily shift from one provider to another and from one technology to another. Some examples of options available to consumers include renting product from our Participating Retailers or other retailers, ordering product directly via online subscriptions or distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing product directly, selecting an at-home “pay-per-view” or “video-on-demand” option, or relying on cable or satellite programming exclusively. Our systems primarily rely on the end consumer choosing to rent Units from traditional “brick and mortar” retailers, a practice that is decreasing in popularity. Technological advancements, changes in distribution methods and pricing reductions have made other options more attractive to consumers in recent years and materially diminished the demand for obtaining Units via traditional retailers. This trend is likely to continue and is expected to result in lower revenue from our HE Division, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Certain Entertainment Essentials™ services face various obstacles to widespread market adoption, including competition from companies with significantly greater resources than ours.

Our Entertainment Essentials™ services are dependent on several factors for long-term success, including our ability to compete with larger and more seasoned competitors in this market. Our primary competitors currently are Nielsen, Kantar and TiVo. Each of these competitors has significantly greater resources than we do, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, we face other obstacles. For instance, data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data, which is a key component of our systems. The owners of the data may also impose greater restrictions on the use and reporting of data, which may make it difficult to realize fully the opportunities we anticipate for our products and related services. Further, the marketplace (such as advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors could have an adverse effect on our ability to grow this line of business, which could lead to a material adverse effect on our results of operations, financial condition and cash flows.

We may be unable to obtain requisite data and other content to source our systems which provide our Essentials™ services.

Our Essentials™ services rely on data collected from a wide variety of sources. Once received, the data must be reviewed, processed, integrated and, at times, converted to our required file format. If we are unable to obtain quality data feeds and process that data in a timely manner, we may not be able to meet the needs of our clients, and we could lose clients. The loss of a significant number of Essentials™ clients would have an adverse impact on our ability to grow our Essentials™ lines of business, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business model continues to shift from the HE Division to the AMI Division, which has a limited history and may not be able to grow as quickly as we expect.

Our business has historically focused on the HE Division, which represented 64.9% of our total revenue for Fiscal 2011. Revenue has been steadily declining in this division, and, while we are attempting to slow that revenue decline, our future success depends upon the growth and success of the AMI Division, which has limited history. An inability to grow revenue in the AMI Division and/or achieve our expected operating results could have a material adverse effect on our results of operations, financial condition and cash flows.

We have operations outside of the United States that subject us to legal, business, political, cultural and other risks of international operations.

We operate globally, which subjects us to a number of risks and burdens, including:

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

We primarily operate within the entertainment industry. Our overall success depends on the success of national networks and local stations, studios, cable operators, data providers, advertisers, ad agencies and others within our AMI Division and our Participating Retailers and Program Suppliers within our HE Division. The success of these businesses is dependent on consumer economic activity. For example, our Participating Retailers rely on their customers to rent DVDs, which is a discretionary activity for most consumers. Also, our Box Office Essentials™ clients depend on consumers being interested in, and financially able to attend, movies in theaters. Changes in the economic climate and consumer spending could impact the financial condition of our Participating Retailers, Program Suppliers, customers, studios and others. Such changes that affect our customers could, in turn, decrease the demand for our products, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Additionally, if customers of our Essentials™ services and our Participating Retailers experience financial difficulties, they may be unable to continue to purchase our services or pay for services in a timely manner, if at all. This could have a material adverse affect on our results of operations, financial condition and cash flows.

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

Historically, after the initial release of a movie to theaters, studios would then exclusively distribute the movie to the home video retail market (typically 90 to 120 days after the theatrical release) prior to distributing it in other forms throughout the industry, such as video-on-demand. This created a competitive advantage for our Participating Retailers due to the early distribution window. Some studios have started testing the simultaneous release of their movies to the home video market and through cable, satellite and Internet video-on-demand channels. Approximately one year ago, three Program Suppliers (Warner, Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. Should studios change the timing of their release windows, or eliminate the exclusive distribution window for the home video retail market, our Participating Retailers may experience reduced revenue as consumers would have simultaneous access to movies via additional distribution channels. Since we share in our Participating Retailers' revenue, this would negatively impact our results of operation, financial condition and cash flows.

If we lose a significant Program Supplier or large number of smaller Program Suppliers, our Program Suppliers fail to maintain the quality and volumes of content, or there are adverse changes in the terms of our revenue sharing agreements with Program Suppliers, our revenue may decline.

We rely on our Program Suppliers for Units we sublease to Participating Retailers. A decrease in the number of Program Suppliers participating in our system, a decline in the financial stability of our Program Suppliers, or a decline in the quality (rental appeal) and quantity (number of theatrical titles) of content they produce, would result in a reduction in overall Units available to Participating Retailers, which could decrease our revenue. Additionally, many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System, continue to have titles available which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. A loss of any of our significant Program Suppliers or a change in any one of the above conditions could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our Participating Retailers could establish relationships with Program Suppliers and enter into direct revenue sharing agreements.

If our Participating Retailers formed direct revenue sharing relationships with Program Suppliers, the need for our PPT System would be greatly reduced, which could have an adverse impact on our business, financial condition and cash flows.

Our DRS business is dependent on the studios maintaining direct revenue sharing relationships with “brick-and-mortar,” kiosks and online retailers.

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of Units at very large traditional and online retailers and kiosk locations who have revenue sharing agreements directly with major studios. There are a number of risks that may adversely affect the size and profitability of this DRS business. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS retailers. Should these clients end those relationships, they would have no need for our services. Second, our clients could decide to invest the resources necessary to provide these services internally. Lastly, if the overall size of the home entertainment rental market contracts significantly, or the large “brick-and-mortar” and online retailers’ share of the overall rental market declines substantially, the amount of data we process and audit on behalf of our clients would also be reduced, resulting in a corresponding decrease in our revenue. These and other factors could potentially reduce the demand for our services and the quantity of data we process, which would negatively affect our results of operations, financial condition and cash flows.

If our efforts to attract, retain and grow our base of Participating Retailers are not successful, our operations may be adversely affected.

The success of our HE Division business primarily depends on traditional “brick and mortar” retailers actively participating in our PPT System. Declines in the numbers of Participating Retailers and the volumes of Units leased from us by Participating Retailers could ultimately lead to reductions in revenue and have an adverse impact on our results of operations, financial condition and cash flows.

The future success of our company is highly dependent on our ability to maintain and grow our base of clients who subscribe to our Essentials™ suite of services.

The success of our AMI Division depends on effective software solutions, marketing, sales and customer relations for our current services, as well as acceptance of future enhancements and new services by our existing and prospective clients. If we are unable to both retain existing clients and secure new clients for our Essentials™ services, our results of operations, financial condition and cash flows will be adversely affected.

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

The market for on demand advertising has been slow to develop and may grow slowly or not at all.

We have made significant investments in developing our tracking module for advertisements in on demand programming. The success of our on demand ad tracking module is dependent on several uncertain factors, including market adoption of on demand advertising, rollout of dynamic ad insertion technologies, and the automation of files regarding the location of advertising in on demand content. If the market does not develop, we may be unable to recoup our investments.

Measurement services are receiving a high level of consumer group and government scrutiny relating to the privacy issue around the methodologies used in targeted advertising.

Although we are confident that our anonymous data aggregation methodologies are compliant with all current privacy laws, it is possible that privacy trends and market perceptions of the transparency of data could result in additional government restrictions or limitations on the use of that data, which would adversely affect many of our products. We believe it is unlikely that we will be required to change or limit our products. Nonetheless, if additional government restrictions are imposed, such restrictions could slow our ability to realize a return on our investments in new data-driven products or result in additional costs not currently anticipated.

Our services are highly dependent on the effective and efficient use of technology and our overall information management infrastructure.

If we are unable to acquire, establish and maintain our information management systems to ensure accurate, reliable and timely data processed in an efficient and cost effective manner, we may not be able to meet the needs of existing clients and may not be able to enhance existing services or develop new lines of business. This could have an adverse effect on our business and long-term growth

The loss of our executive officers and key employees could have an adverse impact on our business and development initiatives.

We believe that the development of our business has been, and will continue to be, dependent on certain key executives and employees of Rentrak. The loss of any of these individuals could have a material adverse effect upon our business and development, and there is no assurance that adequate replacements could be found in the event of their unavailability.

Our stock is subject to price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our shareholders from reselling our common stock at a profit.

The trading price of our common stock has, at times, experienced substantial price volatility and may continue to be volatile. For example, our common stock price has fluctuated from a high of $30.89 to a low of $20.28 for the 52 weeks ended March 31, 2011. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements about our earnings that are not in line with analyst expectations;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of our common stock available for public sale;

•	sales of stock by us or by our shareholders (including sales by our directors, executive officers and other employees); and

•	short sales, hedging and other derivative transactions on shares of our common stock.

Oregon law and our shareholder rights plan may have anti-takeover effects.

The Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the Board of Directors. In May 2005, we adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our Board of Directors. The provisions of the Oregon Control Share Act and the Business Combination Act and our shareholder rights plan could have the effect of delaying, deferring or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most significant locations, all of which are leased under operating leases, include the following:

Location	Use
Portland, Oregon	Corporate headquarters
Los Angeles, California	AMI Division
New York City, New York	AMI Division
Fort Lauderdale, Florida	AMI Division
Munich, Germany	Box Office Essentials™
Madrid, Spain	Box Office Essentials™
London, England	Box Office Essentials™
Paris, France	Box Office Essentials™
Sydney, Australia	Box Office Essentials™
Mexico City, Mexico	Box Office Essentials™
Buenos Aires, Argentina	Box Office Essentials™
Rio de Janeiro, Brazil	Box Office Essentials™

See Note 14 of Notes to Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We currently have no material outstanding litigation.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $0.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” As of June 3, 2011 there were 199 holders of record of our common stock.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the NASDAQ Global Market:

Fiscal 2011	High	Low
Quarter 1	$25.64	$20.28
Quarter 2	27.33	21.81
Quarter 3	30.16	24.83
Quarter 4	30.89	22.63

Fiscal 2010	High	Low
Quarter 1	$17.58	$8.79
Quarter 2	19.82	14.60
Quarter 3	18.73	14.26
Quarter 4	22.33	15.48

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available there for, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last twelve fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

This chart compares the five-year cumulative total return on our common stock with that of the NASDAQ Composite index, a new peer group and a previous peer group, both of which were selected by us. The chart assumes $100 was invested on March 31, 2006, in our common stock, the NASDAQ Composite index and the peer groups, and that any dividends were reinvested. For Fiscal 2011, we updated our peer group (“New Peer Group”) to make it more reflective of our peers going forward. The New Peer Group is composed of: Acxiom Corp., Arbitron, Inc., ComScore, Inc., Harris Interactive, Inc., Hastings Entertainment, Inc. and Nielsen Holdings. Our previous peer group was composed of: Arbitron, Inc., Blockbuster, Inc., Coinstar, Inc., Comscore, Inc., Harris Interactive, Inc., Hastings Entertainment, Inc., Netflix, Inc. and TiVo, Inc. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Rentrak and the NASDAQ Composite index. All companies in the peer group indices are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns Year Ended
Company/Index	03/31/06	03/31/07	03/31/08	03/31/09	03/31/10	03/31/11
Rentrak Corporation	$100.00	$153.09	$118.51	$88.15	$211.07	$263.66
NASDAQ Composite	100.00	106.44	101.14	67.88	107.06	125.30
New Peer Group	100.00	102.14	72.52	34.39	68.39	80.11
Previous Peer Group	100.00	110.18	115.51	95.80	157.98	331.39

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	Year Ended March 31,
Statement of Operations Data	2011	2010	2009	2008	2007
Revenue:
AMI Division	$34,088	$19,824	$12,646	$10,383	$7,822
HE Division	63,000	71,252	82,320	82,805	97,899

Total revenue	97,088	91,076	94,966	93,188	105,721
Cost of sales	54,853	58,277	62,575	61,814	72,242

Gross margin	42,235	32,799	32,391	31,374	33,479
Operating expenses:
Selling and administrative expense	44,319	33,254	26,876	25,735	25,249
Provision (benefit) for doubtful accounts	519	469	269	33	(61)

Total operating expenses	44,838	33,723	27,145	25,768	25,188

Income (loss) from operations	(2,603)	(924)	5,246	5,606	8,291
Interest income, net	470	1,151	1,108	1,651	1,514
Other, net	125	—	—	—	—

Income (loss) before income taxes	(2,008)	227	6,354	7,257	9,805
Income tax benefit (provision)	1,241	349	(991)	(2,663)	(3,918)

Net income (loss)	$(767)	$576	$5,363	$4,594	$5,887

Basic net income (loss) per share	$(0.07)	$0.05	$0.51	$0.43	$0.55

Diluted net income (loss) per share	$(0.07)	$0.05	$0.49	$0.41	$0.53

Shares used in per share calculations:
Basic	10,962	10,527	10,561	10,728	10,632
Diluted	10,962	11,013	11,047	11,227	11,170

	March 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Working capital	$28,460	$30,627	$43,244	$41,043	$37,924
Total assets	76,175	64,806	59,878	57,149	60,016
Long-term liabilities	2,203	2,267	2,938	4,145	2,338
Stockholders’ equity	56,373	51,228	46,977	43,672	41,335

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Trends

Our corporate structure includes separate Advanced Media and Information (“AMI”) and Home Entertainment (“HE”) operating divisions and, accordingly, we report certain financial information by individual segment under this structure.

Our AMI Division encompasses media measurement services across multiple platforms and is delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, capture consumer viewing data and provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators and advertisers insights into consumer viewing patterns integrated with consumer segmentation and purchase behavior databases. Our services provide thorough, expansive data for box office results, local, national and on demand television performance, mobile viewing, and broadband usage, with additional products currently under development.

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Through our PPT System, video retailers are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers on a revenue sharing basis. By providing second- and third-tier retailers the opportunity to acquire new inventory in the same manner as major national chains, our PPT System enables retailers everywhere, regardless of size, to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our rental Studio Direct Revenue Sharing (“DRS”) services, which grants content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on both physical and digital product under established agreements on a fee for service basis.

See “Forward-Looking Statements” on page 2.

AMI Division

Our current spending, investment and long-term strategic planning is heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources towards our Entertainment Essentials™ services and product lines, both those which are currently operational as well as those that are in various stages of development. Our AMI Division revenue increased $14.3 million, or 72.0%, in Fiscal 2011 compared to Fiscal 2010. Our acquisition of Nielsen EDI Limited (the “EDI Business”) and Ciné Chiffres, which occurred in January and November 2010, respectively, contributed $9.7 million of the revenue increase during Fiscal 2011, while our existing lines of business saw revenue growth of $4.6 million, or 25.3%.

The AMI Division lines of business are:

•	Box Office Essentials™, which includes the EDI Business;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

The HE Division

The financial results from the HE Division continue to be affected by the changing dynamics in the home video rental market as well as overall economic trends and conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select entertainment content and can easily shift from one provider to another. Some examples include renting product from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses primarily on the traditional “brick and mortar” retailer.

In an effort to stabilize and maintain our current level of overall HE Division revenue and earnings, we have implemented strategies to obtain new Participating Retailers, as well as assist in the retention and growth of our current Participating Retailers. The popularity of the other choices an end consumer has to obtain entertainment content has been growing, and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect our revenue in the HE Division to continue to decline.

In May 2010, a major “brick and mortar” retailer, Movie Gallery, with 2,000 locations, announced the closure of all of its stores. Also, during September 2010, Blockbuster Entertainment (“Blockbuster”) filed for Chapter 11 bankruptcy protection and closed several “brick and mortar” retail locations as a result. During April 2011, Blockbuster’s assets were acquired by DISH Network Corporation, and it is expected they will continue with the delivery of home entertainment content. While Movie Gallery and Blockbuster were not direct customers of ours, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting as a result of these closures and related financial events. However, we also believe this presents opportunities that potentially benefit our Participating Retailers through increased traffic from new customers and the opportunity to expand their businesses through the addition of store locations; it is too soon to predict what effect, if any, this will have on our future financial results.

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

Sources of Revenue

Revenue by segment includes the following:

AMI Division

Subscription fee and other revenue, primarily relating to custom reports, from:

•	Box Office Essentials™;

•	OnDemand Essentials™;

•	TV Essentials™, which includes StationView Essentials™, Mobile Essentials™ and Internet TV Essentials™; and

•	All Other, which primarily includes Home Entertainment Essentials™.

HE Division

•

Transaction fees are generated when Participating Retailers rent Units to consumers. Additionally, certain arrangements include guaranteed minimum revenue from our customers, which are recognized on the street (release) date, provided all other revenue recognition criteria are met (please refer to “Critical Accounting Policies” at the end of this Item 7);

•

Sell-through fees are generated when Participating Retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when Participating Retailers purchase Units at the end of the lease term;

•	DRS fees are generated from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees, are generated when Units are ordered by, and distributed to, Participating Retailers.

Results of Operations

	Year Ended March 31, (1)
	2011		2010		2009
(Dollars in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue:
AMI Division	$34,088	35.1%	$19,824	21.8%	$12,646	13.3%
HE Division	63,000	64.9	71,252	78.2	82,320	86.7

	97,088	100.0	91,076	100.0	94,966	100.0
Cost of sales	54,853	56.5	58,277	64.0	62,575	65.9

Gross margin	42,235	43.5	32,799	36.0	32,391	34.1
Operating expenses:
Selling and administrative	44,319	45.6	33,254	36.5	26,876	28.3
Provision for doubtful accounts	519	0.5	469	0.5	269	0.3

	44,838	46.2	33,723	37.0	27,145	28.6

Income (loss) from operations	(2,603)	(2.7)	(924)	(1.0)	5,246	5.5
Other income:
Interest income, net	470	0.5	1,151	1.3	1,108	1.2
Other, net	125	0.1	—	—	—	—

Income (loss) before income taxes	(2,008)	(2.1)	227	0.2	6,354	6.7
Income tax (benefit) provision	(1,241)	(1.3)	(349)	(0.4)	991	1.0

Net income (loss)	$(767)	(0.8)	$576	0.6%	$5,363	5.6%

(1)	Percentages may not add up to 100 due to rounding.

Additional results of operations information by segment follows (in thousands):

	AMI	HE	Other(1)	Total
Year Ended March 31, 2011
Sales to external customers	$34,088	$63,000	$—	$97,088
Gross margin	22,876	19,359	—	42,235
Depreciation and amortization	2,901	322	209	3,432
Income (loss) from operations	1,938	11,490	(16,031)	(2,603)

Year Ended March 31, 2010
Sales to external customers	$19,824	$71,252	$—	$91,076
Gross margin	12,978	19,821	—	32,799
Depreciation and amortization	1,792	147	390	2,329
Income (loss) from operations	1,190	12,353	(14,467)	(924)

Year Ended March 31, 2009
Sales to external customers	$12,646	$82,320	$—	$94,966
Gross margin	9,563	22,828	—	32,391
Depreciation and amortization	1,080	99	571	1,750
Income (loss) from operations	901	14,648	(10,303)	5,246

(1)	Includes corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue increased $6.0 million, or 6.6%, to $97.1 million in Fiscal 2011 compared to $91.1 million in Fiscal 2010. The increase in revenue was due to an increase in AMI revenue related to our acquisition of the EDI Business in the fourth quarter of Fiscal 2010, as well as growth in other AMI lines of business, partially offset by declines in revenue from the HE Division as described in more detail below.

Revenue decreased $3.9 million, or 4.1%, to $91.1 million in Fiscal 2010 compared to Fiscal 2009. The decrease resulted from a decrease in HE Division revenue, which was offset by an increase in AMI Division revenue as described in more detail below.

AMI Division

Revenue information related to our AMI Division was as follows (dollars in thousands):

	Year Ended March 31,		Dollar
	2011	2010	Change	% Change
Box Office Essentials™	$18,255	$8,139	$10,116	124.3%
OnDemand Essentials™	7,740	6,105	1,635	26.8%
TV Essentials™	6,885	2,956	3,929	132.9%
TV Essentials™ - other(1)	—	1,100	(1,100)	*
All Other	1,208	1,524	(316)	(20.7)%

	$34,088	$19,824	$14,264	72.0%

	Year Ended March 31,		Dollar
	2010	2009	Change	% Change
Box Office Essentials™	$8,139	$5,855	$2,284	39.0%
OnDemand Essentials™	6,105	4,934	1,171	23.7%
TV Essentials™	2,956	249	2,707	*
TV Essentials™ - other(1)	1,100	—	1,100	*
All Other	1,524	1,608	(84)	(5.2)%

	$19,824	$12,646	$7,178	56.8%

(1)	During the second quarter of Fiscal 2010, we substantially completed a multi-year development contract with one customer, resulting in revenue of $1.1 million.
*	Not meaningful

The increase in Box Office Essentials™ revenue in Fiscal 2011 compared to Fiscal 2010 was primarily due to our acquisition of the EDI Business in the fourth quarter of Fiscal 2010, which contributed $11.5 million and $1.8 million in Fiscal 2011 and Fiscal 2010, respectively. Our acquisition of Ciné Chiffres in the third quarter of Fiscal 2011 contributed $0.1 million to the increase. Subscription fees revenue also increased by 6.4% as a result of rate increases for existing accounts.

The increase in Box Office Essentials™ revenue in Fiscal 2010 compared to Fiscal 2009 was primarily a result of our acquisition of the EDI Business and a 7.4% increase in revenue related to our existing business.

The increase in OnDemand Essentials™ revenue in Fiscal 2011 compared to Fiscal 2010 was due to a combination of adding new clients, providing custom reports and securing rate increases for existing clients.

The increase in OnDemand Essentials™ revenue in Fiscal 2010 compared to Fiscal 2009 was due to a combination of obtaining new clients and rate increases for existing clients.

The increase in TV Essentials™ revenue in Fiscal 2011 compared to Fiscal 2010 was primarily due to the addition of clients who subscribe to our systems and other fees relating to periodic custom work.

The increase in TV Essentials™ revenue in Fiscal 2010 compared to Fiscal 2009 was primarily due to the fact that TV Essentials™ did not begin generating recurring revenue until the second half of Fiscal 2009. We also added new clients to this service line in Fiscal 2010.

Revenue related to our Essentials™ business information service offerings increased primarily due to our continued investment in, and successful marketing of, these offerings and retention of clients. We expect continued future increases in our Essentials™ revenue as a result of further investments, development and expansion of new and existing services, both domestically and internationally.

HE Division

Revenue information related to our HE Division was as follows (dollars in thousands):

	Year Ended March 31,		Dollar
	2011	2010	Change	% Change
Transaction fees	$40,175	$46,824	$(6,649)	(14.2)%
Sell-through fees	9,993	11,255	(1,262)	(11.2)%
DRS	6,188	5,236	952	18.2%
Other	6,644	7,937	(1,293)	(16.3)%

	$63,000	$71,252	$(8,252)	(11.6)%

	Year Ended March 31,		Dollar
	2010	2009	Change	% Change
Transaction fees	$46,824	$53,274	$(6,450)	(12.1)%
Sell-through fees	11,255	13,432	(2,177)	(16.2)%
DRS	5,236	6,410	(1,174)	(18.3)%
Other	7,937	9,204	(1,267)	(13.8)%

	$71,252	$82,320	$(11,068)	(13.4)%

The decrease in transaction fees in Fiscal 2011 compared to Fiscal 2010 was primarily due to fewer rental transactions at our Participating Retailers, which decreased by 16.3%, partially offset by a 3.6% increase in the rate per transaction, which excludes the impact of minimum guarantees. Minimum guarantees increased $0.3 million in Fiscal 2011 compared to Fiscal 2010 due to the timing and quality of releases. The decrease in rental transactions was due to fewer Participating Retailers, as well as continued changing market conditions.

The decrease in transaction fees in Fiscal 2010 compared to Fiscal 2009 was primarily due to fewer rental transactions at our Participating Retailers, which decreased 10.7%, as well as to a decrease in the rate per transaction, which decreased 2.2%, excluding the impact of minimum guarantees. The decrease in transactions was due in part to volume decreases as a result of the cumulative effect of fewer theatrical releases by our Program Suppliers in Fiscal 2010, as well as continued changing market conditions. The decrease in the rate per transaction in Fiscal 2010 was a result of the timing of releases with guaranteed Units.

The decrease in sell-through fees in Fiscal 2011 compared to Fiscal 2010 was primarily due to a decrease in sell-through volume and the overall rate per transaction. The decrease in sell-through volume was primarily due to an overall decline in Units available for sale. The number of transactions decreased 10.8% in Fiscal 2011 compared to Fiscal 2010, and the rate per transaction decreased 3.3%.

The decrease in sell-through fees in Fiscal 2010 compared to Fiscal 2009 was primarily due to a 15.8% decrease in the number of used sale transactions, as a result of an overall decline in Units available for sale. Units shipped decreased 12.3%.

The increase in DRS revenue in Fiscal 2011 compared to Fiscal 2010 was primarily due to higher volumes of transactions from on-line retailers and the addition of kiosk transactions in Fiscal 2011, partially offset by fewer transactions as a result of Movie Gallery’s store closures. The increase also reflects our acquisition of Media Salvation, which contributed $0.3 million to the increase.

The decrease in DRS fees in Fiscal 2010 compared to Fiscal 2009 was primarily due to a decrease in the number of transactions processed as a result of an overall decline in activity experienced by DRS “brick and mortar” retailers.

The decreases in other revenue in Fiscal 2011 compared to Fiscal 2010 and in Fiscal 2010 compared to Fiscal 2009 were primarily due to decreases in order processing fee revenue as a result of a reduction in the number of Units shipped.

Cost of Sales

Cost of sales consists of Unit costs, transaction costs, sell-through costs, handling and freight costs in the HE Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenue.

In the AMI Division, cost of sales primarily consists of costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

In the HE Division, Unit costs, transaction costs and sell-through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be affected by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any reporting period. As a result, it is difficult to predict the impact these Program Supplier revenue sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

Cost of sales decreased $3.4 million, or 5.9%, in Fiscal 2011 compared to Fiscal 2010 and decreased $4.3 million, or 6.9%, in Fiscal 2010 compared to Fiscal 2009.

Cost of sales information related to our AMI Division follows (dollars in thousands):

	Year Ended March 31,		Dollar
	2011	2010	Change	% Change
Costs related to:
Amortization of internally developed software	$1,688	$1,309	$379	29.0%
Call center operation	4,506	2,668	1,838	68.9%
Obtaining, cleansing and processing data	4,628	2,617	2,011	76.8%
Other	390	252	138	54.8%

	$11,212	$6,846	$4,366	63.8%

	Year Ended March 31,		Dollar
	2010	2009	Change	% Change
Costs related to:
Amortization of internally developed software	$1,309	$821	$488	59.4%
Call center operation	2,668	1,991	677	34.0%
Obtaining, cleansing and processing data	2,617	220	2,397	1,089.5%
Other	252	51	201	394.1%

	$6,846	$3,083	$3,763	122.1%

The increases in costs of sales within the AMI Division in Fiscal 2011 compared to Fiscal 2010 and in Fiscal 2010 compared to Fiscal 2009 resulted primarily from increased costs related to our call center operations and obtaining, cleansing and processing data. The increased costs in our call center operation were primarily due to the addition of the EDI Business. The increase in costs related to obtaining, cleansing and processing data was primarily due to growth in our service offerings and revenue sharing arrangements in place with data providers.

Cost of sales within the AMI Division was negatively affected in Fiscal 2010 by a fee of $0.9 million relating to data integration services and the recognition of $0.1 million of previously deferred costs associated with the completion of the long-term contract noted above, which were included as a component of obtaining, cleansing and processing data.

Cost of sales information related to our HE Division follows (dollars in thousands):

	Year Ended March 31,		Dollar Change
	2011	2010		% Change
Costs related to:
Transaction fees	$30,472	$35,603	$(5,131)	(14.4)%
Sell-through fees	7,806	9,139	(1,333)	(14.6)%
Other	5,363	6,689	(1,326)	(19.8)%

	$43,641	$51,431	$(7,790)	(15.1)%

	Year Ended March 31,		Dollar Change
	2010	2009		% Change
Costs related to:
Transaction fees	$35,603	$41,055	$(5,452)	(13.3)%
Sell-through fees	9,139	10,712	(1,573)	(14.7)%
Other	6,689	7,725	(1,036)	(13.4)%

	$51,431	$59,492	$(8,061)	(13.6)%

The decreases in cost of sales within the HE Division were primarily related to the decreases in revenue discussed above.

Gross margins as a percentage of revenue are as follows:

	Year Ended March 31,
	2011	2010	2009
AMI Division	67.1%	65.5%	75.6%
HE Division	30.7%	27.8%	27.7%

In the AMI Division, margins improved in Fiscal 2011 compared to Fiscal 2010 due to the growth in revenue. These improvements were partially offset by a $0.7 million charge in the third quarter of Fiscal 2011 related to an amendment to an agreement with one of our data partners. This amendment allows us to provide more robust information reporting to our clients and furthers our efforts toward moving our products from data to knowledge-based products and services that interpret this data. Additionally, the agreement was converted from a variable agreement based on revenue to a fixed-fee arrangement. We do not expect this change to materially affect our margins over the long term.

The decrease in AMI Division margins in Fiscal 2010 compared to Fiscal 2009 was primarily due to growth in our service offerings, which resulted in increased call center charges, and additional revenue sharing arrangements in place with data providers.

The improvement in gross margins in the HE Division in Fiscal 2011 compared to Fiscal 2010 was primarily due to increases in DRS revenue, which has higher margins.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses increased $11.0 million, or 33.3%, to $44.3 million in Fiscal 2011 compared to $33.3 million in Fiscal 2010, and increased $6.4 million, or 23.7%, in Fiscal 2010 compared to $26.9 million in Fiscal 2009.

The increase in selling and administrative expenses in Fiscal 2011 compared to Fiscal 2010 was primarily due to a $4.3 million increase in stock-based compensation and a $5.6 million increase related to costs associated with the EDI Business. We also incurred costs associated with the acquisitions of Ciné Chiffres and Media Salvation, expanding our office locations and organization changes, primarily related to growth in our AMI Division.

The increase in selling and administrative expenses in Fiscal 2010 compared to Fiscal 2009 was primarily due to the continued expansion of our Essentials™ line of business, including the expansion of our executive, marketing and sales team and office in New York, costs associated with hiring our new Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, and costs relating to the acquisition of the EDI Business. These costs are detailed below:

Fiscal 2010 (In millions)

Non-cash, stock-based compensation expense recognized for equity awards granted to our new Chief Executive Officer and our new Chief Operating Officer and Chief Financial Officer in Fiscal 2010	$1.4
Non-cash, stock-based compensation related to two directors who departed from our Board of Directors during Fiscal 2010	$0.3
Costs related to organizational changes, including relocation costs for our new Chief Operating Officer	$0.6
Acquisition-related costs	$1.7
Recurring costs relating to the EDI Business	$0.8
Change in status of Chairman of the Board	$0.6
Costs associated with addition and expansion of United States office locations	$0.3
Other	$0.7

$6.4

Please refer to Notes 4, 12 and 13 of Notes to Consolidated Financial Statements.

Other Income

Other income of $0.1 million in Fiscal 2011 represented a gain on the liquidation of a long-term, cost-based investment.

Income Taxes

Our effective tax rate, which was a benefit of 61.8% in Fiscal 2011, was positively impacted by federal and state research and experimentation credits of $0.8 million, earnings on marketable securities that are exempt from federal income taxes of $0.2 million and the tax impact of income in foreign locations of $0.1 million, offset by increases in reserves on tax positions of $0.3 million.

Our effective tax rate was a benefit of 153.7% in Fiscal 2010. The Fiscal 2010 rate was positively impacted by federal and state research and experimentation credits of $0.2 million, earnings on marketable securities that are exempt from federal income taxation of $0.2 million, lower tax rates in foreign jurisdictions of $0.1 million and tax benefits relating to net reductions in our tax contingencies of $0.3 million due to a lapse of the applicable statute of limitations on tax positions taken in prior fiscal years.

Our effective tax rate was an expense of 15.6% in Fiscal 2009. In Fiscal 2009, our tax rate was positively affected by the following factors: $0.3 million for federal and state research and experimentation credits, $0.3 million for earnings on investments in tax exempt municipal bonds, $0.3 million for changes in our unrecognized tax benefit reserve, which included $0.8 million of favorable settlements relating to a completed federal tax audit offset by an additional reserve of $0.5 million primarily for tax positions taken in prior fiscal years, and $0.8 million for income exempt in foreign jurisdictions.

Inflation

We believe that the impact of inflation was minimal on our business in Fiscal 2011, 2010 and 2009.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2012.

Cash and cash equivalents and marketable securities increased $6.5 million to $26.4 million at March 31, 2011 from March 31, 2010. This increase resulted primarily from $5.4 million provided by operating activities, $1.8 million provided from the issuance of our common stock upon the exercise of stock options and $4.0 million provided from the excess tax benefits related to stock-based compensation. These factors were partially offset by $3.6 million used for the purchase of equipment and capitalized IT costs and $1.9 million used for acquisitions. Portions of our cash and cash equivalents are held in our foreign subsidiaries. We may not repatriate these funds without significant tax implications. As of March 31, 2011, we had $1.7 million in foreign bank accounts, which we plan to use to fund our international expansion and growth.

We have $22.6 million invested in tax-exempt bond funds as of March 31, 2011. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $3.1 million to $16.7 million at March 31, 2011 from March 31, 2010, primarily due to lower HE Division revenue and collections of EDI Business accounts receivable acquired with the acquisition.

Taxes receivable and prepaid taxes increased $0.5 million to $1.7 million at March 31, 2011 from March 31, 2010, primarily due to net operating losses, which will be carried back to prior periods.

During Fiscal 2011, we spent $3.6 million on property and equipment, including $3.2 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $6.1 million on property and equipment in Fiscal 2012, including approximately $3.6 million for the capitalization of internally developed software, primarily for the development of systems for our Essentials™ lines of business, computer equipment and renovations to our corporate offices.

Accrued compensation increased $3.6 million to $6.1 million at March 31, 2011 from March 31, 2010, primarily due to a $2.4 million increase in accrued stock-based compensation that will be settled in cash related to an agreement with a non-employee and a $1.3 million increase in our bonus accrual based on our Fiscal 2011 incentive compensation program.

Deferred revenue of $1.2 million at March 31, 2011 included amounts related to quarterly and annual subscriptions for our services.

Deferred rent, current and long-term, of $1.0 million at March 31, 2011 represents amounts received for qualified renovations on our corporate headquarters and free rent for the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term at the rate of approximately $13,000 per quarter. Please refer to Note 14 of Notes to Consolidated Financial Statements.

In January 2006, our board of directors adopted a share repurchase program authorizing the purchase of up to 1.0 million shares of our common stock. Through March 31, 2011, a total of 723,367 shares had been repurchased under this plan at an average price of $10.78 per share and 276,633 shares remained available for purchase. No shares were repurchased in Fiscal 2011.

In May 2011, our Board of Directors authorized a new one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. As of June 10, 2011, we had not repurchased any shares pursuant to this program.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of those covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter end and reporting after-tax income of not less than $1 on an annual basis. Wells Fargo Bank N.A. waived the income requirements for the quarter ended December 31, 2010 and the quarter and year ended March 31, 2011. At March 31, 2011, we had no outstanding borrowings under this agreement.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2011 follows (in thousands):

	Payments Due By Fiscal Period
Contractual Obligations	Total	2012	2013 and 2014	2015 and 2016	2017 and beyond
Operating lease obligations	$14,869	$1,962	$2,964	$2,613	$7,330
Purchase obligations:
Program Supplier guarantees	1,656	1,656	—	—	—

	$16,525	$3,618	$2,964	$2,613	$7,330

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following is a discussion of our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•

The products or services have been delivered; for Units released within our HE Division, we believe this condition is met when the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun (which is referred to as the “street date” for a product);

•	The arrangement fee is fixed or determinable; and

•	Collection of the arrangement fee is reasonably assured based on our collection history.

Within our HE Division, our agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenue earned by the retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from Program Suppliers and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the retailer.

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenue from our customers as well as our suppliers, which vary by studio and relate to single films, typically major motion picture releases. These guarantees, which totaled $15.8 million, $19.2 million and $23.8 million, respectively, in Fiscal 2011, 2010 and 2009, are contractually fixed on the street date and are nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

During the fourth quarter of Fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Essentials™ line of business, in which we developed reporting tools specifically relating to its unique business requirements. We recognized revenue applying the completed-contract method and, accordingly, we recognized the revenue and related costs when the development project was completed during the second quarter of Fiscal 2010.

We recognize other services revenue, including DRS revenue in our HE Division, and business information services revenue in our AMI Division, ratably over the period of service. Revenue related to custom work projects is recognized upon delivery and acceptance by the customer.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $0.6 million at both March 31, 2011 and 2010. See also Schedule II, Valuation and Qualifying Accounts included in Item 8 of this Annual Report on Form 10-K.

Deferred Taxes

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets. As of March 31, 2011 and 2010, we had a valuation allowance of $162,000 and $12,000, respectively, recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. Net deferred tax assets totaled $1.4 million as of March 31, 2011 and net deferred tax liabilities totaled $0.4 million as of March 31, 2010.

Accounting for Unrecognized Tax Benefits

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2011 and 2010, the total amount of unrecognized tax benefits was $1.3 million and $1.0 million, respectively, including penalties and interest of $105,000 and $53,000, respectively. All unrecognized tax benefits at March 31, 2011 would affect the effective tax rate if recognized. See Note 11 of Notes to Consolidated Financial Statements.

Capitalized Software

Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software, which is used by us to provide various services to clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize this software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years from the date of utilization. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Based on these reviews, we recorded impairment charges of $8,000, $199,000 and $257,000 in Fiscal 2011, 2010 and 2009, respectively. Changes in technology could affect our estimate of the useful life of those assets. Capitalized software costs, net of accumulated amortization, totaled $6.2 million and $4.8 million at March 31, 2011 and 2010, respectively.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”), stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”) and restricted stock units (“RSUs”) based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock-based awards.

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

Compensation expense is only recognized on awards that ultimately vest and market-based awards. However, we have not reduced the stock-based compensation expense for estimated forfeitures because there is no basis for estimating future forfeitures since most unvested options are held by members of senior management and the Board of Directors. We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures are significant, our results of operations could be materially affected.

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

Marketable Securities

We classify our marketable securities as “available for sale” securities and, accordingly, they are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income (loss). Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Goodwill and Intangible Assets

Goodwill and certain intangible assets acquired which have indefinite lives are not subject to amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on cash flows and other market valuation methods. We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method and evaluate for impairment in accordance with our existing policy “Impairment of Long-Lived Assets,” which is included in Note 2 of Notes to Consolidated Financial Statements.

New Accounting Guidance

See Note 3 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting guidance.

Off-Balance Sheet Arrangements

Other than as disclosed above under “Contractual Payment Obligations,” we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate globally and have exposure to market risk from changes in foreign exchange rates. In most markets, we generate revenue and expenses in local currencies. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from functional currency to our reporting currency (the United States Dollar) for consolidation purposes. Our most significant foreign currency risks relate to the Euro, the British Pound and the Canadian Dollar. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows. For example, a 10% decrease in the value of foreign currencies in which we operate would have resulted in a $24,000 decrease to our operating loss for the year ended March 31, 2011.

We have exposure to interest rate risk related to our marketable securities and, to a lesser extent, our cash deposits. Our marketable securities are investments in municipal tax exempt bond funds. We monitor these accounts regularly and have evaluated and assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows. We classify these investments as available for sale, and have the general intent and ability to hold these investments indefinitely. Unrealized gains and losses on these investments will fluctuate and, historically, have not been significant. Our unrealized loss on these investments as of March 31, 2011 was immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon

June 10, 2011

Rentrak Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$3,821	$2,435
Marketable securities	22,556	17,490
Accounts and notes receivable, net of allowances for doubtful accounts of $645 and $565	16,713	19,862
Taxes receivable and prepaid taxes	1,726	1,235
Deferred tax assets	152	—
Other current assets	1,091	916

Total Current Assets	46,059	41,938
Property and equipment, net of accumulated depreciation of $13,750 and $10,985	8,834	7,569
Deferred tax assets	1,242	—
Goodwill	5,222	3,396
Other intangible assets, net of accumulated amortization of $724 and $76	14,122	11,344
Other assets	696	559

Total Assets	$76,175	$64,806

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$7,223	$6,170
Accrued liabilities	3,022	1,174
Accrued compensation	6,144	2,543
Deferred income tax liabilities	—	68
Deferred revenue	1,210	1,356

Total Current Liabilities	17,599	11,311

Deferred rent, long-term portion	942	924
Deferred income tax liabilities	—	328
Taxes payable, long-term	1,261	1,015

Total Liabilities	19,802	13,578

Commitments and Contingencies	—	—
Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,243 and 10,595	11	11
Capital in excess of par value	54,358	48,887
Accumulated other comprehensive income	530	89
Retained earnings	1,474	2,241

Total Stockholders' Equity	56,373	51,228

Total Liabilities and Stockholders' Equity	$76,175	$64,806

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2011	2010	2009
Revenue	$97,088	$91,076	$94,966
Cost of sales	54,853	58,277	62,575

Gross margin	42,235	32,799	32,391

Operating expenses:
Selling and administrative	44,319	33,254	26,876
Provision for doubtful accounts	519	469	269

	44,838	33,723	27,145

Income (loss) from operations	(2,603)	(924)	5,246

Other income:
Interest income, net	470	1,151	1,108
Other, net	125	—	—

Income (loss) before income taxes	(2,008)	227	6,354
Provision (benefit) for income taxes	(1,241)	(349)	991

Net income (loss)	$(767)	$576	$5,363

Basic net income (loss) per share	$(0.07)	$0.05	$0.51

Diluted net income (loss) per share	$(0.07)	$0.05	$0.49

Shares used in per share calculations:
Basic	10,962	10,527	10,561

Diluted	10,962	11,013	11,047

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

For The Years Ended March 31, 2011, 2010 and 2009

(In thousands, except share amounts)

				Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock		Capital In Excess of Par Value
	Shares	Amount
Balance at March 31, 2008	10,604,664	$11	$47,189	$170	$(3,698)	$43,672

Net income	—	—	—	—	5,363	5,363
Unrealized loss on foreign currency translation	—	—	—	(299)	—	(299)
Unrealized loss on investments, net of tax	—	—	—	(74)	—	(74)

Comprehensive income						4,990
Common stock issued pursuant to stock plans	39,175	—	201		—	201
Common stock used to pay for option exercises	(5,684)	—	(51)		—	(51)
Deferred stock units granted to Board of Directors	—	—	213		—	213
Stock-based compensation expense - options	—	—	274		—	274
Common stock repurchased	(217,218)	—	(2,291)		—	(2,291)
Income tax effect from stock-based compensation	—	—	(31)		—	(31)

Balance at March 31, 2009	10,420,937	11	45,504	(203)	1,665	46,977

Net income	—	—	—	—	576	576
Unrealized gain on foreign currency translation	—	—	—	208	—	208
Unrealized gain on investments, net of tax	—	—	—	84	—	84

Comprehensive income	—	—	—		—	868
Common stock issued pursuant to stock plans	141,950	—	1,118		—	1,118
Common stock used to pay for option exercises and taxes	(3,590)	—	(75)		—	(75)
Common stock issued in exchange for deferred stock units	66,000	—	—		—	—
Deferred stock units granted to Board of Directors	—	—	675		—	675
Stock-based compensation expense - options	—	—	559		—	559
Stock-based compensation expense - restricted stock units	—	—	947		—	947
Common stock repurchased	(29,850)	—	(302)		—	(302)
Income tax effect from stock-based compensation	—	—	461		—	461

Balance at March 31, 2010	10,595,447	11	48,887	89	2,241	51,228

Net loss	—	—	—	—	(767)	(767)
Unrealized gain on foreign currency translation	—	—	—	474	—	474
Unrealized loss on investments, net of tax	—	—	—	(33)	—	(33)

Comprehensive loss	—	—	—		—	(326)
Common stock issued pursuant to stock plans	801,787	—	3,009		—	3,009
Common stock used to pay for option exercises	(47,973)	—	(1,173)		—	(1,173)
Common stock used to pay for taxes associated with option exercises	(89,222)	—	(2,224)		—	(2,224)
Common stock issued in exchange for deferred stock units	66,750	—	—		—	—
Common stock used to pay for taxes associated with vested RSUs	(84,173)	—	(2,152)		—	(2,152)
Deferred stock units granted to Board of Directors	—	—	1,201		—	1,201
Contingent equity consideration related to acquisition	—	—	2,000		—	2,000
Stock-based compensation expense - options	—	—	1,160		—	1,160
Stock-based compensation expense - restricted stock units	—	—	2,397		—	2,397
Income tax effect from stock-based compensation	—	—	1,253		—	1,253

Balance at March 31, 2011	11,242,616	$11	$54,358	$530	$1,474	$56,373

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(767)	$576	$5,363
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Tax benefit (expense) from stock-based compensation	1,253	461	(31)
Depreciation and amortization	3,432	2,329	1,750
Impairment of capitalized software projects	8	199	257
Stock-based compensation	6,714	2,361	487
Excess tax benefits from stock-based compensation	(3,987)	(332)	(8)
Deferred income taxes	(1,813)	(245)	661
Gain on liquidation of foreign investment	(104)	—	—
Gain on disposal of fixed assets	(15)	—	—
Realized gain on marketable securities	(12)	(374)	—
Adjustment to allowance for doubtful accounts	80	(32)	25
(Increase) decrease, net of effect of acquisitions, in:
Accounts and notes receivable	2,505	(982)	(1,076)
Taxes receivable and prepaid taxes	(491)	(4)	224
Other assets	(212)	113	381
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	935	(942)	50
Taxes payable	248	(227)	(723)
Accrued liabilities and compensation	(2,101)	1,659	3
Deferred revenue	(262)	(549)	659
Deferred rent	(23)	(59)	(7)

Net cash provided by operating activities	5,388	3,952	8,015

Cash flows from investing activities:
Purchase of marketable securities	(14,911)	(7,300)	(30,000)
Sale or maturity of marketable securities	9,800	20,200	4,986
Proceeds from the sale of assets	17	—	—
Proceeds from the liquidation of investment	224	—	—
Purchase of property and equipment	(3,591)	(3,703)	(2,953)
Cash paid for acquisitions, net of cash acquired	(1,930)	(16,659)	—

Net cash used in investing activities	(10,391)	(7,462)	(27,967)

Cash flows from financing activities:
Issuance of common stock	1,836	1,043	150
Excess tax benefits from stock-based compensation	3,987	332	8
Repurchase of common stock	—	(302)	(2,291)

Net cash provided by (used in) financing activities	5,823	1,073	(2,133)

Effect of foreign exchange translation on cash	566	271	(176)

Increase (decrease) in cash and cash equivalents	1,386	(2,166)	(22,261)

Cash and cash equivalents:
Beginning of year	2,435	4,601	26,862

End of year	$3,821	$2,435	$4,601

Supplemental information:
Income taxes paid	$156	$384	$810
Income tax refunds	264	643	1
Deferred gain related to forgiven loan for capital assets	—	—	967
Capitalized stock-based compensation	474	36	—

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Overview

Rentrak Corporation is located in Portland, Oregon, and has several locations throughout the world. We have two operating divisions, the Advanced Media and Information (“AMI”) Division and the Home Entertainment (“HE”) Division.

Our AMI Division manages our Essentials Suite™ of business information services. Our Essentials Suite™ software and services, offered primarily on a recurring subscription basis, provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients.

Our HE Division manages our business operations that deliver Units and related rental and sales information for the Units to home video specialty stores and other retailers, on a revenue sharing basis. We lease product from various suppliers, typically motion picture studios. Under our Pay-Per-Transaction (“PPT”) System, retailers (“Participating Retailers”) sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the studio. Since we collect, process and analyze rental and sales information at the title level, we report that information to both the studios and the respective retailers.

Our HE Division also includes our Studio Direct Revenue Sharing (“DRS”) services, which encompass the collection, tracking, auditing and reporting of transaction and revenue data generated by DRS retailers, including our Participating Retailers, Blockbuster Entertainment, Netflix and kiosk companies, to our respective DRS clients, for rented entertainment content received both on physical product as well as digitally, under established agreements on a fee for service basis.

We categorize corporate and other expenses separately as those costs are not allocated to a specific segment.

Note 2.     Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Rentrak Corporation, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling interest after elimination of all intercompany accounts and transactions.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. We consider our most critical accounting policies to be those related to revenue recognition and those that require the use of estimates and assumptions, specifically, accounts receivable reserves, Program Supplier guarantee reserves, deferred tax asset valuation reserves, determining the realizable value of capitalized internally developed software costs, stock-based compensation, unrecognized tax benefits, goodwill impairment, intangible asset valuation and determination of useful lives.

Revenue Recognition

We recognize revenue when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•

The products or services have been delivered; for home entertainment content products (DVDs, Blu-ray Discs, etc.) (collectively “Units”) released within our HE Division, we believe this condition is met when the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun (which is referred to as the “street date” for a HE product);

•	The arrangement fee is fixed or determinable; and

•	Collection of the arrangement fee is reasonably assured based on our collection history.

Within our HE Division, our agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenue earned by the retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from motion picture studios or other licensors or owners of the rights to certain video programming content (“Program Suppliers”) and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the retailer.

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenue from our customers as well as our suppliers, vary by studio and relate to single films, typically major motion picture releases. These guarantees, which totaled $15.8 million, $19.2 million and $23.8 million, respectively, in Fiscal 2011, 2010 and 2009, are contractually fixed on the street date and are nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

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

We recognize other services revenue, including DRS revenue in our HE Division, and business information services revenue in our AMI Division, ratably over the period of service.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. Cash and cash equivalents totaled $3.8 million and $2.4 million, respectively, at March 31, 2011 and 2010. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits. As of March 31, 2011, we had $10,000 in restricted cash related to an operating lease deposit.

Marketable Securities

We classify our marketable securities as “available for sale” securities and, accordingly, our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income (loss). Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. We are able to contractually recover certain bad debts from our Program Suppliers. Such recoveries are recorded as reductions to expense when they are fixed and determinable pursuant to the Program Supplier contract. See Schedule II included on page 63 for detail regarding our bad debt expense and allowance for doubtful accounts.

We had one customer within our HE Division that provided 13% of our total revenue in Fiscal 2010. No other customer accounted for 10% or more of our total revenue in Fiscal 2011, 2010 or 2009. This customer accounted for 11% and 16%, respectively, of our accounts receivable balance at March 31, 2011 and 2010. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2011 or 2010. We do not have any off-balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, cash equivalents, marketable securities, accounts and notes receivable and accounts payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2011 and 2010. See Note 5.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. During Fiscal 2010, we recorded a capital asset impairment charge of $134,000 relating to a loss of customers in Supply Chain Essentials™. Management concluded that it was unlikely we would see any further growth from that line. Additionally, during Fiscal 2011, 2010 and 2009, we recorded asset impairment charges of $8,000, $65,000 and $257,000, respectively, related to various software components of our Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future. Asset impairment charges are included as a component of selling and administrative costs in our Consolidated Statements of Operations.

Acquisitions

The purchase price for acquisitions is allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed is allocated to goodwill. See Note 4.

Goodwill and Intangible Assets

Goodwill and certain intangible assets acquired which have indefinite lives are not subject to amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on cash flows and other market valuation methods. We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method and evaluate for impairment in accordance with our existing policy “Impairment of Long-Lived Assets.”

Prior to the acquisition of the EDI Business (as described in Note 4), we held long-term relationships with each of the six major Hollywood studios (“Global Clients”) in the United States and Nielsen’s EDI division held these relationships abroad. Currently, there are no other competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants. Should one terminate its relationship with us, they would no longer have access to world-wide data on all market participants and, currently, similar information is not available elsewhere. Our turnover rate of clients has been minimal over the life of our product, and, given our service offerings, we do not expect our customers to change their relationships with us. Due to the EDI Business’s established position with these Global Clients in foreign markets, the absence of any competitor who can provide world-wide coverage, the tenure of our prior United States relationship with these Global Clients, and the fact that, historically, these Global Clients have preferred only one provider, this intangible asset was determined to have an indefinite life.

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

Long-Term Investment

We have one long-term investment included in other assets, which is valued based on the cost-method and had an aggregate carrying amount of $0.5 million as of March 31, 2011 and 2010. We evaluate this investment annually for impairment. The fair value of our cost-method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Additionally, we believe that it is not practicable to estimate fair value of this investment without incurring excessive costs.

Landlord Incentives

Our lease for our headquarters building located in Portland, Oregon contains provisions relating to an allowance from our landlord associated with the costs of our improvements, as well as free rent. These landlord incentives, which totaled $1.0 million at both March 31, 2011 and 2010, were recorded as deferred rent and are being amortized at the rate of approximately $13,000 per quarter as a reduction to rent expense over the remaining lease term. See Note 9.

Debt Forgiveness

In June 2006, we received commitments for conditional loans from the State of Oregon and the Portland Development Commission (“PDC”) for funding in the amounts of $0.2 million and $0.7 million, respectively. In the second quarter of Fiscal 2007, we also received a conditional grant from the PDC for $58,000. These amounts were all forgiven during Fiscal 2009. The $1.0 million gain related to the forgiveness was deferred and recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related assets at the rate of $178,000 per quarter through December 2011. The balance of the deferral related to the forgiveness was $0.5 million and $0.8 million, respectively, at March 31, 2011 and 2010.

Capitalized Software

Capitalized software is included in property and equipment, net, and consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients. These services provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theatre owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize this software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment as discussed above. Changes in technology could affect our estimate of the useful life of these assets. Capitalized software costs, net of accumulated amortization, totaled $6.2 million and $4.8 million at March 31, 2011 and 2010, respectively. See Note 7.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2011 and 2010, we had a valuation allowance of $162,000 and $12,000, respectively, recorded against our net operating and capital loss carryforwards in various state and foreign jurisdictions. As of March 31, 2011, net deferred tax assets totaled $1.4 million and, at March 31, 2010, net deferred tax liabilities totaled $0.4 million.

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2011 and 2010, the total amount of unrecognized tax benefits was $1.3 million and $1.0 million, respectively, including penalties and interest of $105,000 and $53,000, respectively. All unrecognized tax benefits at March 31, 2011 would affect the effective tax rate if recognized. See Note 11.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales on our Consolidated Statements of Operations.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Advertising Expense

Advertising costs are expensed as incurred. Expenses incurred totaled approximately $1.7 million, $1.7 million and $1.9 million, respectively, in Fiscal 2011, 2010 and 2009. Reimbursements received for direct and indirect expenses totaled approximately $1.7 million, $2.3 million and $2.5 million, respectively, in Fiscal 2011, 2010 and 2009.

The advertising reimbursements from Program Suppliers are contractually provided to us to offset expenses incurred in maintaining ongoing marketing programs utilized by our Participating Retailers. A significant amount of these reimbursements are passed through to our Participating Retailers as we reimburse them for their direct expense of local advertising, such as newspaper or radio ads. In addition, the reimbursements offset expenses paid by us to third-party vendors in maintaining programs that indirectly assist Participating Retailers in these marketing efforts. Contractual terms of the agreements fluctuate by Program Supplier, and the amount of reimbursement tends to be based on the performance of individual movie titles.

Reimbursements provided by a Program Supplier can be “accountable” or “unaccountable.” The Program Supplier provides accountable amounts only to the extent that we provide documentary evidence of the funds paid either to our Participating Retailers directly or paid to third parties. Accountable reimbursements are recorded as a reduction of the same statement of operations line item, selling and administrative expenses, in which the costs are recorded, which typically occurs in the same accounting period. Unaccountable reimbursements are normally calculated and awarded on a fixed amount per Unit of product shipped and do not require substantiation that any payments were made to promote marketing efforts. Unaccountable reimbursements are recognized when Units of their associated product are shipped, which is when a majority of the direct or indirect marketing effort and the corresponding expense is incurred, which typically occurs within the same reporting period. Unaccountable reimbursements totaled $1.6 million, $2.2 million and $2.4 million, respectively, in Fiscal 2011, 2010 and 2009, and are classified as reductions to cost of sales in our Consolidated Statements of Operations.

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

Compensation expense is only recognized on awards that ultimately vest and market-based awards. However, we have not reduced the stock-based compensation expense for estimated forfeitures because there is no basis for estimating future forfeitures since most unvested options are held by members of senior management and the Board of Directors. We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures are significant, our results of operations could be materially affected. See Note 13.

Stock-Based Compensation Agreements with Non-Employees

We recognize compensation expense for stock-based compensation agreements with non-employees based on the estimated fair value of the award on the grant date and at the end of each reporting period until we reach the measurement date. We utilize the Black-Scholes valuation model to determine the end of period fair value of these awards and adjust the cumulative incremental change in value as compensation expense over the life of the award.

Foreign Currency Translation

Adjustments from translating foreign functional currency financial statements into United States Dollars are included in cumulative other comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Currently, our most significant foreign functional currencies are the Euro, the British Pound and the Canadian Dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included as a component of selling and administrative expenses on our Consolidated Statements of Operations.

Earnings (Loss) Per Share

Following is a reconciliation of the shares used for the basic net income (loss) per share (“EPS”) and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2011	2010	2009
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)	10,962	10,527	10,561
Diluted EPS:
Effect of dilutive DSUs and stock options	—	486	486

	10,962	11,013	11,047

Options not included in diluted EPS as they would be antidilutive	1,467	198	—

DSUs not included in diluted EPS as they would be antidilutive	44	94	55

Performance-based grants not included in diluted EPS	636	896	345

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

Note 4.    Acquisitions

EDI Business

On January 29, 2010, we closed our acquisition (the “Acquisition”) of shares of Nielsen EDI Limited, a private limited liability company incorporated and registered under the laws of England and Wales, and certain assets of The Nielsen Company (United States), LLC, a Delaware limited liability company (the “Seller”), in the United States, Australia, Germany, France, Mexico, Argentina, and Spain relating exclusively to the portion of the Seller’s business that provides information management and business intelligence services by gathering and tracking theatrical gross receipt ticket sales and related information at movie theaters in certain countries for films and pay-per-view screenings at such facilities (the “EDI Business”).

This Acquisition provides us with a global platform, furthering our ability to deliver box office results from more than 80,000 movie screens in 23 countries throughout the world. Additionally, it provides us with a platform from which we can pursue new business opportunities.

The purchase price for the EDI Business consisted of $15.0 million cash plus working capital adjustments of $1.8 million cash and an additional liability of $0.1 million. We also entered into a Data License Agreement that provides the Seller continued access to certain box office sales information for certain of Seller’s existing products and services that currently use or feature such data and a Transition Services Agreement that provided certain services to us on a transitional basis.

The purchase consideration was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of the EDI Business. The fair values of intangible assets were calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 10.5% to 29.0% and vary based on the amount paid for each of the intangible assets located in the foreign locations listed above. These discount rates were applied to the intangible assets to reflect the varying profitability levels in the foreign territories and our evaluation of the global strategic value of each territory rather than their cash flow generating abilities on a stand-alone basis.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Cash and cash equivalents	$300	—
Accounts and notes receivable	2,507	—
Other current assets	87	—
Property and equipment	154	3 years
Goodwill	3,395	Indefinite
Other intangible assets:
Global relationships	7,400	Indefinite
Local relationships – U.K., Germany and Spain	3,630	8 years
Local relationships – United States	340	10 years
EDI trade name	50	3 years

	11,420

	17,863

Accounts payable	(381)	—
Deferred revenue	(225)	—
Other long-term liabilities	(298)	—

	(904)

	$16,959

The overall weighted average amortization period for the above intangible assets, other than goodwill and global relationships, as of the date of acquisition was 8.0 years. Goodwill of $3.4 million was recorded as a result of consideration paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed, which resulted from expected future strategic position and the workforce acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated annually for potential impairment based on current and future expected financial results of our Box Office Essentials™ line of business, which is part of our AMI Division. In the United States, goodwill is deductible for income tax purposes. In the foreign jurisdictions in which we operate, the deductibility of goodwill will vary by jurisdiction, but we do not anticipate that this will materially impact our financial results.

For Fiscal 2011 and 2010, we included $11.5 million and $1.8 million, respectively, in revenue and $1.5 million and $0.6 million, respectively, in earnings related to the EDI Business since the acquisition date. We incurred $0.8 million and $1.7 million, respectively, of acquisition and transition costs, which were included in selling and administrative expenses in Fiscal 2011 and 2010.

Unaudited pro forma results of operations as if the EDI Business had been acquired as of April 1, 2008, were as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2010(1)	2009(2)
Total revenue	$101,261	$107,577
Net income	2,002	4,228
Basic earnings per share	0.19	0.40
Diluted earnings per share	0.18	0.38

(1)	Includes Rentrak’s results for the fiscal year ended March 31, 2010, and the EDI Business’s results for the year ended December 31, 2009, as filed on Form 8-K/A on April 16, 2010. Rentrak’s results have been adjusted to exclude the revenue, earnings, transition and acquisition costs relating to the EDI Business subsequent to the acquisition date.
(2)	Includes Rentrak’s results for the fiscal year ended March 31, 2009 and the EDI Business’s results for the year ended December 31, 2008.

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

	(159)

	$1,726

The overall weighted average amortization period for the above intangible assets, other than goodwill, as of the date of the acquisition was 6.95 years. Goodwill of $1.1 million was recorded as a result of consideration paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed. This acquisition expands our coverage of the French market, which is expected to improve our strategic position. Goodwill is not amortized, but is evaluated annually for potential impairment based on current and future financial and economic results of our Box Office Essentials™ line of business, which is part of our AMI Division.

For Fiscal 2011, we included $0.1 million in revenue and $0.6 million in losses related to Ciné Chiffres since the acquisition date. We incurred $0.6 million of acquisition and transition costs, which were included in selling and administrative expenses in Fiscal 2011. Pro forma results of operations are not provided because they are not material.

Media Salvation

On January 3, 2011, we acquired the outstanding stock of Media Salvation, Inc., for an initial cash payment of $250,000. The stock purchase agreement contains provisions relating to additional contingent cash payments in the amount of $0.8 million and contingent stock distributions valued at $2.0 million, which may be paid based on achieving certain performance requirements. As of March 31, 2011, we had 66,834 shares of our common stock reserved for issuance related to this contingent distribution. Media Salvation provides sales and financial reporting systems and services to a major studio and independent film companies active in the electronic, mobile and physical distribution channels and is reported as a component of our HE Division.

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Media Salvation. The fair values of intangible assets were calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 17.0% to 25.0% and vary based on the amount paid for each of the intangible assets.

The purchase price was allocated as follows (dollars in thousands):

		Useful Life
Cash	$47
Accounts receivable	84
Goodwill	531	Indefinite
Other intangible assets:
Sony relationship	2,320	10 years
Existing technology	66	6 months

	3,048

Other accrued liabilities	(41)	—

	(41)

	$3,007

The overall weighted average amortization period for the above intangible assets, other than goodwill, as of the date of the acquisition was 9.74 years. Goodwill of $0.5 million was recorded as a result of consideration paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated annually for potential impairment based on current and future financial and economic results.

For Fiscal 2011, we included $0.3 million in revenue related to Media Salvation since the acquisition date. We incurred $0.1 million of acquisition and transition costs, which were included in selling and administrative expenses in Fiscal 2011. Pro forma results of operations are not provided because they are not material.

Note 5.    Marketable Securities

Marketable securities, all of which were classified as “available-for-sale” at March 31, 2011 and 2010, consisted of the following (in thousands):

	March 31,
	2011	2010
Municipal tax exempt bond funds
Amortized cost	$22,596	$17,474
Gross unrecognized holding gains	—	16
Gross unrecognized holding losses	(40)	—

Fair value	$22,556	$17,490

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

In Fiscal 2011 and 2010, $17,000 and $0.4 million, respectively, of recognized gains from the sale of available-for-sale securities were included as a component of other income, net on our Consolidated Statements of Operations. In Fiscal 2011, $5,000 of recognized losses from the sale of available-for-sale securities was included as a component of interest income, net on our Consolidated Statements of Operations.

Note 6.    Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	March 31, 2011		March 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond funds	$22,556	Level 1	$17,490	Level 1

The fair value of our “available-for-sale” securities is determined based on quoted market prices for identical securities on a quarterly basis.

Note 7.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2011	2010
Furniture, fixtures and computer equipment	$7,133	$6,412
Leasehold improvements(1)	1,104	1,017
Capitalized software(2)	14,347	11,125

	22,584	18,554
Less accumulated depreciation and amortization	(13,750)	(10,985)

	$8,834	$7,569

(1)	See Note 9 for information regarding an offset to leasehold improvements.
(2)	Includes $1.2 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2011 and 2010 and, as such, are not being amortized.

Depreciation expense was $2.8 million, $2.3 million and $1.8 million in Fiscal 2011, 2010 and 2009, respectively. Amortization expense related to capitalized software was $1.9 million, $1.4 million and $0.9 million for Fiscal 2011, 2010 and 2009, respectively. Accumulated amortization related to capitalized software was $7.0 million and $5.1 million at March 31, 2011 and 2010, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years and thereafter as of March 31, 2011 is expected to be as follows (in thousands):

2012	$1,904
2013	1,727
2014	1,420
2015	874
2016	241
Thereafter	—

$6,166

Note 8.    Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Year Ended March 31, 2011
	AMI	HE
Beginning balance	$3,396	$—
Acquisition of Ciné-Chiffres	1,116	—
Acquisition of Media Salvation	—	531
Currency translation	179	—

Ending balance	$4,691	$531

	Year Ended March 31, 2010
	AMI	HE
Beginning balance	$—	$—
Acquisition of EDI Business	3,395	—
Currency translation	1	—

Ending balance	$3,396	$—

Other Intangible Assets

Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	March 31,
		2011	2010
Local relationships	7 to 10 years	$7,299	$3,970
Accumulated amortization		(671)	(73)

		6,628	3,897

Tradenames	1 to 3 years	51	50
Accumulated amortization		(20)	(3)

		31	47

Existing technology	6 months	66	—
Accumulated amortization		(33)	—

		33	—

Patents	20 years	30	—
Accumulated amortization		—	—

		30	—

Global relationships	Indefinite	7,400	7,400

Total		$14,122	$11,344

Amortization expense and currency translation were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Local relationships	$573	$73	$—
Tradenames	17	3	—
Existing technology	33	—	—
Currency translation	25	—	—

	$648	$76	$—

In addition to amortization expense, our other intangible assets and related accumulated amortization are affected by currency translation on a quarterly basis.

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

Fiscal	Local Relationships	Tradenames	Patents	Existing Technology	Total
2012	$881	$17	$2	$33	$933
2013	881	14	2	—	897
2014	881	—	2	—	883
2015	881	—	2	—	883
2016	881	—	2	—	883
Thereafter	2,223	—	20	—	2,243

	$6,628	$31	$30	$33	$6,722

Note 9.    Renovation of Corporate Headquarters Office and State of Oregon and City of Portland Loans and Grant

In connection with our corporate headquarters office renovations, we received cash-based rent incentives of $0.9 million from the landlord based on our qualified expenditures and three months of free rent, with a value of $0.3 million. Additionally, in connection with our September 2008 lease amendment, we received cash-based rent incentives of $50,000 and three months of free rent, with a value of $17,000. These landlord incentives, which totaled $1.0 million at both March 31, 2011 and 2010, were recorded as deferred rent and are being amortized at the rate of approximately $13,000 per quarter, as a reduction to lease expense over the remaining lease term, which began January 1, 2007 and is expected to end December 31, 2021.

See Note 14 for a discussion of an amendment to our corporate headquarters office lease in December 2010.

Note 10.    Line of Credit

We currently have a secured revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest accrues on the outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets. The line of credit includes certain financial covenants requiring: (1) a consolidated pre-tax income to be achieved each fiscal quarter of a minimum of $1.00, and consolidated after-tax income not less than $1.00 on an annual basis, determined at fiscal year end; (2) a minimum current ratio of 1.5:1.0, measured quarterly; and (3) a maximum debt-to-tangible net worth ratio of 1.5:1.0, measured quarterly. Wells Fargo Bank N.A. waived the income requirements for the quarter ended December 31, 2010 and the quarter and year ended March 31, 2011. At March 31, 2011 and 2010, we had no outstanding borrowings under this agreement.

Note 11.    Income Taxes

Income (loss) from operations before income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009
United States	$(1,900)	$(34)	$6,226
Non-United States	(108)	261	128

	$(2,008)	$227	$6,354

The provision (benefit) for income taxes was as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Current tax provision (benefit):
Federal	$157	$(437)	$(7)
State	88	130	291
Foreign	280	205	44

	525	(102)	328

Deferred tax provision (benefit)
Federal	(1,142)	(195)	546
State	(323)	(54)	117
Foreign	(301)	2	—

	(1,766)	(247)	663

	$(1,241)	$(349)	$991

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision (benefit) for income taxes as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Provision (benefit) computed at statutory rates	$(682)	$77	$2,161
State taxes, net of federal benefit	(168)	19	463
Research credits	(786)	(203)	(253)
Non-deductible acquisition expenditures	113	164	—
Tax exempt income	(154)	(196)	(267)
Foreign tax exempt income	—	—	(768)
Unrecognized tax benefits	337	(255)	(348)
Stock-based compensation	(22)	(42)	76
Meals and entertainment	66	50	48
Foreign tax rate differences	(77)	(113)	(10)
Change in valuation allowance	150	(68)	—
Expiration of carryforwards	—	68	—
Purchase accounting adjustment	(42)	—	—
Adjustment to deferred income tax rate	—	18	—
Other	24	132	(111)

	$(1,241)	$(349)	$991

Deferred tax assets (liabilities) consisted of the following components (in thousands):

	March 31,
	2011	2010
Current deferred taxes:
Accrued expense	$195	$—
Mark to market adjustment on investments	17	(7)
Prepaid expenses	(60)	(61)

Total current deferred taxes	152	(68)

Non-current deferred taxes:
Depreciation and amortization	334	620
Deferred rent	175	158
Accelerated research and experimentation expenditures	(3,109)	(2,545)
Stock-based compensation	2,937	1,195
Net operating and capital loss carryforwards	421	12
Federal and state tax credits	553	24
Compensation accruals	—	122
Other	93	98

Total non-current deferred taxes	1,404	(316)
Valuation allowance	(162)	(12)

Net non-current deferred taxes	1,242	(328)

Net deferred taxes	$1,394	$(396)

Total deferred tax assets were approximately $4.6 million and $2.2 million, respectively, at March 31, 2011 and 2010 and total deferred tax liabilities were approximately $3.2 million and $2.6 million, respectively. The increase (decrease) to our valuation allowance was $150,000, $(68,000) and $0, respectively, in Fiscal 2011, 2010 and 2009.

As of March 31, 2011 and 2010, tax benefits (charges) of approximately $17,000 and $(7,000), respectively, were recorded in other comprehensive income (loss) related to the unrealized gains on investments classified as available for sale.

As of March 31, 2011 and 2010, we had federal net operating loss carryforwards totaling approximately $5.3 million and $0 respectively. Upon utilization, the net operating loss benefit will be recorded in stockholders’ equity. The federal net operating loss carryforwards expire in Fiscal 2031.

As of March 31, 2011 and 2010, we had gross state, county and local net operating loss carryforwards of approximately $30.3 million and $256,000, respectively, of which approximately $255,000 and $256,000, respectively, have been offset by a valuation allowance. If utilized, the benefit from amounts subject to the valuation allowance would be recorded in our Consolidated Statements of Operations and the remainder would be recorded in stockholders’ equity. The state net operating loss carryforwards expire in Fiscal 2012 through 2031.

As of March 31, 2011 and 2010, we had foreign net operating loss carryforwards totaling approximately $1.3 million and $0, respectively. Of these amounts, we reserved approximately $536,000 in Fiscal 2011. Upon utilization, the net operating loss benefit will be recorded in our Consolidated Statements of Operations. A portion of the foreign net operating loss carryforwards expire in Fiscal 2016 through 2021, while the remainder carries forward indefinitely.

As of March 31, 2011 and 2010, we had federal research credit carryforwards totaling approximately $1.0 million and $0, respectively. Upon utilization, $406,000 of the March 31, 2011 and $0 of the March 31, 2010 federal research credit carryforward will be recorded in our Consolidated Statements of Operations. The remainder will be recorded in stockholders’ equity. The federal research credit carryforwards expire in Fiscal 2029 through 2031.

As of March 31, 2011 and 2010, we had state research credit carryforwards of approximately $296,000 and $80,000, respectively. Upon utilization, $205,000 of the March 31, 2011 and $36,000 of the March 31, 2010 state research credit carryforward will be recorded in our Consolidated Statements of Operations. The remainder will be recorded in stockholders’ equity. The state research credit carryforwards expire in Fiscal 2015 through 2016.

As of March 31, 2011 and 2010, we had federal alternative minimum tax credit carryforwards totaling approximately $120,000 and $0, respectively. Upon utilization, the alternative minimum tax credit benefit will be recorded in our Consolidated Statements of Operations. The federal alternative minimum tax credit carries forward indefinitely.

In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and/or whether loss carryback opportunities exist. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of March 31, 2011, based on these assessments, considerations and the lack of expected operating income in the near term in those jurisdictions, we continue to provide a valuation allowance against our state net operating loss carryforwards. In Fiscal 2011, we also provided a valuation allowance on deferred tax assets in one of our foreign subsidiaries due to a lack of expected operating income in that subsidiary. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income.

As of March 31, 2011, no provision has been made for the United States, state or additional foreign income taxes related to approximately $1.4 million of undistributed earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested outside of the United States. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the United States. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, United States state and foreign income taxes.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at March 31, 2008	$1,703
Additions for tax positions taken in Fiscal 2009	93
Additions for tax positions taken in prior fiscal years	408
Decrease for tax positions taken in prior fiscal years (payment of tax)	(292)
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	(706)

Balance at March 31, 2009	1,206
Additions for tax positions taken in Fiscal 2010	32
Additions for tax positions taken in prior fiscal years	—
Decrease for tax positions taken in prior fiscal years (payment of tax)	—
Decreases for lapses in statutes of limitation	(280)
Decreases for settlements with taxing authorities	—

Balance at March 31, 2010	958
Additions for tax positions taken in Fiscal 2011	139
Additions for tax positions taken in prior fiscal years	178
Decrease for tax positions taken in prior fiscal years (payment of tax)	—
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	—

Balance at March 31, 2011	$1,275

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $105,000 and $53,000 at March 31, 2011 and 2010, respectively. Net interest and penalties recognized as a component of the tax provision in Fiscal 2011, 2010 and 2009 totaled approximately $52,000, $17,000 and $0, respectively.

We file United States federal income tax returns, foreign income tax returns in various jurisdictions and multiple state and local tax returns, of which Oregon is our largest jurisdiction. The open tax years subject to examination are March 31, 2006 to March 31, 2011 for the United States federal return. The open tax years in all other jurisdictions range from March 31, 2001 to March 31, 2011. A potential reduction to the unrecognized tax benefits of approximately zero to $0.6 million, before interest, may occur in the next twelve months as a result of expiring statute of limitations periods.

Note 12.    Organizational Changes

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

In November 2010, we eliminated the position of President, which had been held by Mr. Ken Papagan. In connection with this termination and pursuant to Mr. Papagan’s employment agreement, he received a severance package of $0.2 million.

Note 13.     Stockholders’ Equity

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

We have repurchased the following shares pursuant to this plan in the last three fiscal years:

	Number Repurchased	Average Price Per Share	Total Price
Fiscal 2011	—	—	—
Fiscal 2010	29,850	$10.13	$0.3 million
Fiscal 2009	217,218	$10.55	$2.3 million

	247,068	$10.50	$2.6 million

At March 31, 2011, 276,633 shares remained available for repurchase under this plan.

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2011	2010	2009
Weighted average grant-date per share fair value of stock options granted	$11.16	$6.07	$2.54
Weighted average grant-date fair value of SSARs, RSUs, DSUs and SARs	22.00	8.49	11.35
Total intrinsic value of stock options exercised	10,845	1,387	246
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	6,714	2,361	487
Stock-based compensation capitalized as a component of property and equipment	474	36	—
Cash received from options exercised and shares purchased under all share-based arrangements(1)	1,836	1,043	150
Tax deduction (expense) related to stock options exercised	1,253	461	(31)

(1)	During Fiscal 2011, 2010 and 2009, we withheld $3.4 million, $75,000 and $51,000, respectively, in shares to satisfy employment taxes on stock option exercises as well as the payment of the exercise price of stock options.

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended March 31,	2011	2010	2009
Risk-free interest rate	0.22% - 3.04%	1.67% - 2.75%	1.9%
Expected dividend yield	0%	0%	0%
Expected lives	1.3 - 6.4 years	3.8 - 6.0 years	2.5 years
Expected volatility	34.84% - 40.46%	32.96% - 37.59%	32.24%

The risk-free rate used is based on the United States Treasury yield over the estimated term of the options granted. The expected term for each grant is estimated based on our historical experience with similar awards. The expected volatility for options granted is calculated based on our historical volatility for a period matching the term of the grant. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

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

The 2005 Plan has the following limits:

•	the number of shares available for grants of incentive stock options over the life of the 2005 Plan is 800,000;

•	the maximum number of shares available for grants of stock options or SARs under the 2005 Plan to a single participant in any fiscal year is 300,000;

•	the number of shares available for grants of (a) restricted stock or units or (b) performance awards under the 2005 Plan to a single participant in any fiscal year is 300,000 each; and

•	the maximum number of shares available for grants of restricted stock or units over the life of the 2005 Plan is 750,000.

As of March 31, 2011, awards covering 72,172 shares of our common stock remained available for grant under our 2005 Plan and 2,242,844 shares of our common stock were reserved for issuance pursuant to the 2005 Plan and the Prior Plans combined.

Fiscal 2011 Stock Option Activity

Stock option activity for Fiscal 2011 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2010	1,706,088	$10.40
Granted	590,200	29.07
Exercised	(564,507)	5.33
Forfeited	(46,125)	13.65

Outstanding at March 31, 2011	1,685,656	$18.55

Certain information regarding options outstanding as of March 31, 2011 was as follows:

	Options Outstanding	Options Exercisable
Number	1,685,656	399,393
Weighted average exercise price	$18.55	$9.77
Aggregate intrinsic value	$15.4 million	$6.8 million
Weighted average remaining contractual term	6.5 years	3.6 years

Performance-Based Stock Options Outstanding

In Fiscal 2009, we granted performance-based nonqualified stock options exercisable for a total of 277,000 shares of our common stock pursuant to our 2005 Plan to 15 employees. The options have an exercise price of $11.10 per share and are subject to vesting provisions based on attaining certain performance goals and will expire on August 30, 2011 to the extent not previously exercised or terminated. Vesting will be accelerated if a change in control occurs before the performance criteria are met. The fair value of the performance-based options was estimated to be $0.8 million using the Black-Scholes valuation model. However, as of March 31, 2011, no compensation cost has been recognized for these options, and the awards were cancelled at the direction of our Board of Directors on April 7, 2011.

We have an additional 75,000 performance-based stock options outstanding that were granted to one employee in Fiscal 2010. These options vest based on the achievement of certain financial targets over three years. The options have an exercise price of $20.89 per share. The fair value of the options is $0.5 million and was calculated using the Black-Scholes valuation model. However, as of March 31, 2011, no compensation cost had been recognized for these options as the performance goals had not been met.

Deferred Stock Units

DSU activity for Fiscal 2011 was as follows:

	DSUs Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2010	142,500	$12.33
Granted	27,270	22.00
Issued	(66,750)	11.93
Forfeited	—	—

Outstanding at March 31, 2011(1)	103,020	$15.15

(1)	Of the 103,020 DSUs outstanding at March 31, 2011, 59,352 were vested, but not issued. The DSUs are not issued until the director holding such DSU retires from the Board.

During the second quarter of Fiscal 2011, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of their DSU awards representing a total of 24,750 shares. We recognized $0.5 million of compensation expense related to these accelerations, which was included in selling and administrative expense.

Restricted Stock Units

RSU activity for Fiscal 2011 was as follows:

	RSUs Outstanding	Weighted Average Grant Date per RSU Fair Value
Outstanding at March 31, 2010	476,096	$8.52
Granted	—	—
Vested and issued	(237,280)	8.40
Forfeited	—	—

Outstanding at March 31, 2011	238,816	$8.64

All of the outstanding RSUs vest based on meeting certain performance conditions. The RSUs that vested during Fiscal 2011 vested upon achieving one of the conditions related to the trading price of our common stock. We recognized $0.4 million of additional compensation expense, included in selling and administrative expense, as the awards vested prior to the completion of the initially estimated requisite service period. In conjunction with the issuance of shares in settlement of these RSUs, we withheld 84,173 shares to pay the associated withholding taxes on behalf of the employees.

Stock-Settled Stock Appreciation Rights

SSARs activity for Fiscal 2011 was as follows:

	SSARs Outstanding	Weighted Average Base Price	Weighted Average Grant Date per SSAR Fair Value
Outstanding at March 31, 2010	75,000	$14.50	$5.33
Granted	—	—	—
Issued	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2011	75,000	$14.50	$5.33

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

Following amendments to our 2005 Plan in August 2009, any future awards of SARs are expected to be granted under the 2005 Plan, rather than the SAR Plan, and those awards will count against the aggregate number of shares available under the 2005 Plan.

SAR activity for Fiscal 2011 was as follows:

	SARs Outstanding	Weighted Average Grant Date Base Price
Outstanding at March 31, 2010	236,625	$11.21
Granted	—	—
Issued	—	—
Forfeited	(16,375)	11.10

Outstanding at March 31, 2011	220,250	$11.21

Vesting of the SAR awards was subject to performance goals based on the achievement of minimum amounts of operating income by various lines of business. On April 7, 2011, the Compensation Committee of our Board of Directors determined that these goals would not be achieved and the awards were cancelled at the direction of our Board of Directors.

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

We utilized the Black-Scholes valuation model to determine the end of period fair value of this award at the end of each reporting period with the change in value being recognized during the current period. The fair value of this award at March 31, 2011 and 2010 was approximately $2.6 million and $0.2 million, respectively, which was recorded as a component of accrued compensation on our Consolidated Balance Sheets.

Unrecognized Stock-Based Compensation Expense

As of March 31, 2011, the unrecognized compensation expense related to unvested stock-based awards, exclusive of the performance-based awards not currently expected to vest, was $9.0 million, and will be recognized over the weighted average remaining vesting period of 3.22 years.

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

Note 14.    Commitments

Leases

We lease certain facilities under operating leases expiring at various dates through 2021. In December 2010, we amended the lease for our headquarters located in Portland, Oregon. This amendment, which was effective January 2011, reduced our square footage by 3,300 square feet, lowered occupancy expenses over the next five years and includes a tenant improvement allowance of $0.8 million. Total square footage occupied after the amendment is 55,518 square feet. In addition, we received a $0.5 million forgivable loan from the State of Oregon in April 2011 that is also for tenant improvements.

Also in December 2010, we negotiated tax credits with the City of Portland and State of Oregon related to our leased facilities that are based on capital spending and are expected to lower our overall state and local property and income tax obligations for the next five years.

Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2011 (in thousands):

Year Ending March 31,
2012	$1,962
2013	1,536
2014	1,428
2015	1,363
2016	1,250
Thereafter	7,330

Total minimum lease payments	$14,869

The leases require us to pay for taxes, insurance and maintenance and contain escalation clauses. Rent expense under operating leases is recognized, net of the amortization of deferred rent, on a straight-line basis over the terms of the leases and was approximately $2.2 million in Fiscal 2011, $1.4 million in Fiscal 2010 and $1.1 million in Fiscal 2009.

Note 15.    Contingencies

We may, from time to time, be a party to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions is not expected to materially affect our financial condition or results of operations. We currently have no material outstanding litigation.

Note 16.    401(k) Plan

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Our contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Our contributions under the 401(k) Plan for calendar 2010, 2009 and 2008 were approximately $443,000, $381,000 and $354,000, respectively. Our plan year ends on December 31. For the period of January 1, 2011 to March 31, 2011, we had paid $93,000 and accrued $19,000 for anticipated contributions related to the plan year ending December 31, 2011.

Note 17.    Business Segments and Enterprise-Wide Disclosures

We operate in two business segments, our AMI Division and our HE Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our PPT System Participating Retailers on a revenue sharing basis. This division also includes DRS services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to studios.

Most of our revenue for Fiscal 2011, 2010 and 2009 were generated in the United States. We also have operations in Canada, Russia, Hong Kong, the United Kingdom, Australia, Germany, France, Mexico, Argentina, Brazil and Spain. Revenue from these foreign locations, in aggregate, accounted for less than 10% of total revenue during Fiscal 2011, 2010 and 2009.

Assets are not specifically identified by segment because this information is not used by the chief operating decision maker to measure the segments’ performance.

Certain results of operations information by segment follows (in thousands):

	AMI	HE	Other(1)	Total
Year Ended March 31, 2011
Sales to external customers	$34,088	$63,000	$—	$97,088
Gross margin	22,876	19,359	—	42,235
Depreciation and amortization	2,901	322	209	3,432
Income (loss) from operations	1,938	11,490	(16,031)	(2,603)

Year Ended March 31, 2010
Sales to external customers	$19,824	$71,252	$—	$91,076
Gross margin	12,978	19,821	—	32,799
Depreciation and amortization	1,792	147	390	2,329
Income (loss) from operations	1,190	12,353	(14,467)	(924)

Year Ended March 31, 2009
Sales to external customers	$12,646	$82,320	$—	$94,966
Gross margin	9,563	22,828	—	32,391
Depreciation and amortization	1,080	99	571	1,750
Income (loss) from operations	901	14,648	(10,303)	5,246

(1)	Includes corporate expenses and other expenses that are not allocated to a specific segment.

Revenue by product line in our AMI Division follows (dollars in thousands):

	Year Ended March 31,
	2011	2010	2009
Box Office Essentials™	$18,255	$8,139	$5,855
OnDemand Essentials™	7,740	6,105	4,934
TV Essentials™	6,885	2,956	249
TV Essentials™ - other(1)	—	1,100	—
All Other	1,208	1,524	1,608

	$34,088	$19,824	$12,646

(1)	During the second quarter of Fiscal 2010, we substantially completed a multi-year development contract with one customer, resulting in revenue of $1.1 million.

Revenue by product line in our HE Division follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Transaction fees	$40,175	$46,824	$53,274
Sell-through fees	9,993	11,255	13,432
DRS	6,188	5,236	6,410
Other	6,644	7,937	9,204

	$63,000	$71,252	$82,320

We had several Program Suppliers that supplied product in excess of 10% of our total revenue as follows:

Year Ended March 31,	2011	2010	2009
Program Supplier 1	10%	12%	17%
Program Supplier 2	10%	11%	15%
Program Supplier 3	9%	11%	13%
Program Supplier 4	6%	10%	11%

Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

We had one customer within our HE Division that provided 13% of our total revenue in Fiscal 2010. No other customer accounted for 10% or more of our total revenue in Fiscal 2011, 2010 or 2009. This customer accounted for 11% and 16%, respectively, of our accounts receivable balance as of March 31, 2011 and 2010. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2011 or 2010. We do not have any off-balance sheet credit exposure related to our customers.

Note 18.    Amendment to Data Partner Agreement

In the third quarter of Fiscal 2011, we amended our agreement with one of our TV Essentials™ data partners, which resulted in $0.7 million charge in our AMI Division related to data and/or services received in calendar 2010. This charge was included as a component of cost of sales in our Consolidated Statements of Operations. This amendment allows us to integrate segmentation data, thus providing more robust information reporting to our clients, and furthers our efforts toward moving our products from data-based to more comprehensive and applicable knowledge-based products and services. Additionally, the agreement was converted from a variable agreement based on revenue to a fixed-fee arrangement.

Note 19.    Gain on Liquidation of Investment

During the second quarter of Fiscal 2011, we realized a gain of $0.1 million relating to final liquidation of a long-term, cost-based investment in a joint venture, which ceased operations during Fiscal 2009.

Note 20.    Related Party Transactions

Mr. Rosenbaum

In June 2009, in contemplation of the transition associated with the hiring of Bill Livek as Chief Executive Officer, we entered into an amended and restated employment agreement with Paul Rosenbaum, which provided for his continued service in a non-executive capacity as Chairman of the Board. In light of the successful completion of the transition, during March 2010, the Board of Directors approved revised compensation arrangements for Mr. Rosenbaum effective March 31, 2010, pursuant to which he will continue as Chairman of the Board in a non-employee capacity through at least September 30, 2011. Mr. Rosenbaum’s cash compensation for continuing as Chairman of the Board was established at the annual rate of $50,000.

Mr. Rosenbaum received a lump sum payment in the amount of $0.3 million in full satisfaction of the balance of salary that would have been due under his employment agreement during calendar 2010, all of which has been paid.

We also entered into a consulting agreement with Mr. Rosenbaum for a term expiring September 30, 2013, under which Mr. Rosenbaum will provide investor relations advice and such other services as we may request in exchange for a monthly retainer of $833 through September 30, 2011 and $333 for the remainder of the term, plus continuation of medical, dental and long-term care benefits. In the event that Mr. Rosenbaum secures a contract or other arrangement under which Rentrak is expected to receive revenue of $1.0 million or more in a 12-month period, Rentrak will negotiate with Mr. Rosenbaum in good faith with regard to bonus compensation. Mr. Rosenbaum’s employee stock options and cash-settled stock appreciation rights will not terminate as a result of the revised compensation arrangements.

Mr. Rosenbaum received a total of $0.5 million related to these arrangements in Fiscal 2011.

Note 21.    Subsequent Event

Share Repurchase Program

In May 2011, our Board of Directors authorized a new one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. As of June 10, 2011, we had not repurchased any shares pursuant to this program.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2011 was as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Revenue	$24,561	$24,132	$23,716	$24,679
Income (loss) from operations	(34)	241	(2,011)	(799)
Net income (loss)	87	408	(473)	(789)
Basic net income (loss) per share	0.01	0.04	(0.04)	(0.07)
Diluted net income (loss) per share	0.01	0.04	(0.04)	(0.07)

2010
Revenue	$21,637	$21,323	$23,110	$25,006
Income (loss) from operations	112	502	(1,313)	(225)
Net income (loss)	282	676	(579)	197
Basic net income (loss) per share	0.03	0.06	(0.05)	0.02
Diluted net income (loss) per share	0.03	0.06	(0.05)	0.02

Rentrak Corporation

Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2009	$572	$—	$(1,206)	$1,231	$597
Fiscal 2010	597	—	(1,602)	1,570	565
Fiscal 2011	565	241	(1,083)	922	645

Valuation allowance on deferred tax assets
Fiscal 2009	$80	$—	$—	$—	$80
Fiscal 2010	80	(68)	—	—	12
Fiscal 2011	12	150	—	—	162

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Throughout Fiscal 2011, we established internal controls relating to the acquisition and operation of the EDI Business. During the fourth quarter of Fiscal 2011, we tested the controls over acquired and established assets, including goodwill and other intangible assets, liabilities and operations associated with this acquisition. Except for this, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of March 31, 2011. Our internal control over financial reporting as of March 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rentrak Corporation

We have audited Rentrak Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rentrak Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011 and our report dated June 10, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, Oregon

June 10, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2011 Proxy Statement. See “Executive Compensation,” “Director Compensation for Fiscal 2011” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2011, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders(1)	1,860,217	$17.22	72,172

Equity compensation plans not approved by shareholders(2)	242,275	24.04	—

Total	2,102,492	17.76	72,172

(1)	Equity compensation plans approved by shareholders include the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.
(2)	Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval, include the 1997 Non-Officer Employee Stock Option Plan, a Restricted Stock Unit Award Agreement with Mr. Livek and options issued in connection with the hiring of an executive.
(3)	The weighted average exercise price does not take into account outstanding deferred stock units or restricted stock units. See Note 13 of Notes to Consolidated Financial Statements for additional information on stock-based awards outstanding.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference to our 2011 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2011 Proxy Statement. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2011 Proxy Statement. See “Matters Relating to Our Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of our independent registered public accounting firm, are included on the pages indicated below:

The following schedule is filed herewith:

Schedule II	Valuation and Qualifying Accounts	63

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

Date: June 10, 2011	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 10, 2011.

Principal Executive Officer and Director:

By:	/s/ William P. Livek
William P. Livek
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Remaining Directors:

By:	/s/ Paul A. Rosenbaum
Paul A. Rosenbaum, Chairman of the Board

By:	/s/ William E. Engel
William E. Engel, Director

By:	/s/ Richard Hochhauser
Richard Hochhauser, Director

By:	/s/ Anne MacDonald
Anne MacDonald, Director

By:	/s/ Martin B. O’Connor
Martin B. O’Connor, II, Director

By:	/s/ Brent D. Rosenthal
Brent D. Rosenthal, Director

By:	/s/ Ralph R. Shaw
Ralph R. Shaw, Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Master Purchase Agreement, dated as of December 4, 2009, by and between Rentrak Corporation and The Nielsen Company (US), LLC (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.1	2/04/2010
2.2	Amendment No. 1 to the Master Purchase Agreement, dated as of January 29, 2010 (the exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.2	2/04/2010
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005	10-K	000-15159	3.1	6/13/2005
3.2	Bylaws of Rentrak Corporation as amended through September 24, 2010	8-K	000-15159	3.2	9/29/2010
10.1	Credit Agreement, dated December 1, 2008, between Rentrak Corporation and Wells Fargo Bank, National Association (“Credit Agreement”)	10-Q	000-15159	10.1	2/05/2009
10.2	First Amendment, dated December 1, 2009, to Credit Agreement	10-Q	000-15159	10.1	2/09/2010
10.3	Revolving Line of Credit Note under Credit Agreement	10-Q	000-15159	10.2	2/05/2009
10.4	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and Computershare Trust Company N.A. as successor to United States Stock Transfer Corporation	8-K	000-15159	4.1	5/18/2005
10.5*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation	10-K	000-15159	10.5	6/14/2010
10.6*	1997 Equity Participation Plan of Rentrak Corporation, as amended (“1997 Equity Plan”)	10-K	000-15159	10.10	6/28/2002
10.7*	Rentrak Corporation 2005 Stock Incentive Plan	DEF 14A	000-15159	Appendix A	7/19/2005
10.8*	1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation (“Non-Officer Plan”)	S-8	333-28565	4.1	6/05/1997
10.9*	First Amendment to Non-Officer Plan	S-8	333-39021	4.1	10/29/1997
10.10*	Second Amendment to Non-Officer Plan	10-K	000-15159	10.31	6/28/2002
10.11*	Third Amendment to Non-Officer Plan	10-Q	000-15159	10.1	11/13/2002
10.12*	Rentrak Corporation Stock Appreciation Rights Plan (“SAR Plan”)	8-K/A	000-15159	10.1	10/14/2008
10.13*	Rentrak Corporation Annual Cash Bonus Plan	10-K	000-15159	10.29	6/14/2010
10.14*	Amended and Restated Employment Agreement dated June 15, 2009 with Paul A. Rosenbaum	10-Q	000-15159	10.5	8/07/2009
10.15*	Agreement dated March 31, 2010 with Paul A. Rosenbaum	10-K	000-15159	10.31	6/14/2010
10.16*	Consulting Agreement dated March 31, 2010, with Paul A. Rosenbaum	10-K	000-15159	10.32	6/14/2010
10.17*	Employment Agreement dated June 15, 2009 with William P. Livek	10-Q	000-15159	10.1	8/07/2009

E-1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.18*	Amended and Restated Employment Agreement dated October 15, 2009 with David I. Chemerow	10-Q	000-15159	10.6	11/9/2009
10.19*	Amended and Restated Employment Agreement dated March 30, 2010 with Kenneth M. Papagan	10-K	000-15159	10.35	6/14/2010
10.20*	Amended and Restated Employment Agreement dated March 30, 2010 with Amir Yazdani	10-K	000-15159	10.36	6/14/2010
10.21*	Amended and Restated Employment Agreement dated March 30, 2010 with Cathy Hetzel	10-K	000-15159	10.37	6/14/2010
10.22*	Amended and Restated Employment Agreement dated March 30, 2010 with Ronald Giambra	10-K	000-15159	10.38	6/14/2010
10.23*	Amended and Restated Employment Agreement dated March 30, 2010 with Marty Graham	10-K	000-15159	10.39	6/14/2010
10.24*	Amended and Restated Employment Agreement dated March 30, 2010 with Timothy S. Erwin	10-K	000-15159	10.40	6/14/2010
10.25*	Amended and Restated Employment Agreement dated March 30, 2010 with Christopher E. Roberts	10-K	000-15159	10.41	6/14/2010
21	List of Subsidiaries of Registrant					X
23	Consent of Grant Thornton LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

*	Management Contract or Compensatory Plan or Arrangement

E-2