Form 10-Q
period 2011-06-30
RENTRAK CORP
filed 2011-08-09
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,221,873
(Class)	(Outstanding at August 1, 2011)

RENTRAK CORPORATION

FORM 10-Q

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2011	March 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,551	$3,821
Marketable securities	22,670	22,556
Accounts and notes receivable, net of allowances for doubtful accounts of $627 and $645	14,360	16,713
Taxes receivable and prepaid taxes	1,815	1,726
Deferred tax assets	107	152
Other current assets	959	1,091

Total Current Assets	41,462	46,059

Property and equipment, net of accumulated depreciation of $14,440 and $13,750	9,795	8,834
Deferred tax assets	1,270	1,242
Goodwill	5,275	5,222
Other intangible assets, net of accumulated amortization of $977 and $724	13,921	14,122
Other assets	706	696

Total Assets	$72,429	$76,175

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,797	$7,223
Accrued liabilities	2,840	3,022
Accrued compensation	4,017	6,144
Deferred revenue	1,513	1,210

Total Current Liabilities	13,167	17,599

Deferred rent, long-term portion	940	942
Taxes payable, long-term	1,244	1,261
Long-term debt	506	—

Total Liabilities	15,857	19,802

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,222 and 11,243	11	11
Capital in excess of par value	53,998	54,358
Accumulated other comprehensive income	690	530
Retained earnings	1,873	1,474

Total Stockholders’ Equity	56,572	56,373

Total Liabilities and Stockholders’ Equity	$72,429	$76,175

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2011	2010
Revenue	$22,408	$24,561
Cost of sales	12,148	13,904

Gross margin	10,260	10,657

Operating expenses:
Selling and administrative	9,962	10,574
Provision for doubtful accounts	52	117

	10,014	10,691

Income (loss) from operations	246	(34)

Other income:
Interest income, net	110	94

	110	94

Income before income taxes	356	60
Benefit for income taxes	(43)	(27)

Net income	$399	$87

Basic net income per share	$0.04	$0.01

Diluted net income per share	$0.03	$0.01

Shares used in per share calculations:
Basic	11,311	10,725

Diluted	11,503	11,226

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$399	$87
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	—	785
Depreciation and amortization	1,059	756
Stock-based compensation	(734)	1,744
Excess tax benefits from stock-based compensation	—	(654)
Deferred income taxes	(18)	(31)
Realized gain on marketable securities	(7)	(2)
Adjustment to allowance for doubtful accounts	(18)	(45)
(Increase) decrease in:
Accounts and notes receivable	2,371	2,708
Taxes receivable and prepaid taxes	(89)	(470)
Other assets	22	304
Increase (decrease) in:
Accounts payable	(2,436)	(117)
Taxes payable	(17)	(17)
Accrued liabilities and compensation	(639)	(1,124)
Deferred revenue	302	(98)
Deferred rent	18	(16)

Net cash provided by operating activities	213	3,810

Cash flows from investing activities:
Purchase of marketable securities	(3,000)	(6,583)
Sale or maturity of marketable securities	3,000	1,800
Purchase of property and equipment	(1,677)	(1,074)

Net cash used in investing activities	(1,677)	(5,857)

Cash flows from financing activities:
Proceeds from notes payable	500	—
Issuance of common stock	10	1,030
Excess tax benefits from stock-based compensation	—	654
Repurchase of common stock	(1,432)	—

Net cash provided by (used in) financing activities	(922)	1,684
Effect of foreign exchange translation on cash	116	(449)

Decrease in cash and cash equivalents	(2,270)	(812)
Cash and cash equivalents:
Beginning of period	3,821	2,435

End of period	$1,551	$1,623

Supplemental information:
Capitalized stock-based compensation	$91	$165

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 (“Fiscal 2012”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2011 Annual Report on Form 10-K (the “Form 10-K”).

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

Note 2. Net Income Per Share

Following is a reconciliation of the shares used for the basic earnings per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended June 30,
	2011	2010
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”)(1)	11,311	10,725
Diluted EPS:
Effect of dilutive DSUs and stock options	192	501

	11,503	11,226

Options not included in diluted EPS as they would be antidilutive	822	—

Performance-based grants not included in diluted EPS	318	751

(1)	Includes 75,786 and 69,500 vested DSUs, respectively, for the three months ended June 30, 2011 and 2010, that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3. Business Segments and Enterprise-Wide Disclosures

We operate in two business segments, our Advanced Media and Information (“AMI”) Division and our Home Entertainment (“HE”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Pay-Per-Transaction (“PPT”) System retailers (“Participating Retailers”) on a revenue sharing basis. This division also includes Studio Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to studios. In addition, beginning in the first quarter of Fiscal 2012, Home Entertainment Essentials™ is reported as a component of the HE Division. Prior period amounts have been reclassified to conform to this change.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	AMI	HE	Other(1)	Total
Three Months Ended June 30, 2011
Sales to external customers	$9,057	$13,351	$—	$22,408
Gross margin	5,728	4,532	—	10,260
Income (loss) from operations	1,793	2,344	(3,891)	246

Three Months Ended June 30, 2010
Sales to external customers	$7,988	$16,573	$—	$24,561
Gross margin	5,733	4,924	—	10,657
Income (loss) from operations	1,005	2,877	(3,916)	(34)

(1)	Includes corporate expenses and other expenses that are not allocated to a specific segment.

Note 4. Stock-Based Compensation

During the first quarter of Fiscal 2012, the Compensation Committee of our Board of Directors determined that performance requirements relating to vesting of certain stock-based awards would not be achieved. Accordingly, 318,000 performance-based stock option awards and 220,250 stock appreciation rights were cancelled at the direction of our Board of Directors. The cancellation of these awards had no effect on our results of operations.

In the first quarter of Fiscal 2012, we granted options to purchase 250,000 shares of our common stock to certain of our executive officers and other employees. The stock options were granted at the fair market value of our common stock on the dates of grant, which were $26.70 and $19.85 per share, respectively, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments. The value of all stock options granted, as determined using the Black-Scholes valuation model, was $2.7 million and is being recognized over the vesting periods. Approximately $0.7 million will be recognized in Fiscal 2012.

We also granted options to purchase 40,000 shares of our common stock to non-employees in connection with internal software development services relating to our Essentials™ line of businesses. The options were granted at the fair market value of our common stock on the dates of grant, which ranged from $17.43 to $22.20 per share and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments and will be revalued at the end of each reporting period until they vest. The value recognized will be capitalized and included in property and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2011.

Stock-based compensation in the first quarter of Fiscal 2012 includes a $1.9 million credit for the decrease in value of a stock award related to a compensation agreement entered into in the fourth quarter of Fiscal 2010 with a non-employee in connection with services provided relating to our Essentials™ lines of business. This award is revalued at the end of each reporting period utilizing the Black-Scholes valuation model and any change in value is recognized during the current period as a component of selling and administrative expenses in our Condensed Consolidated Statements of Operations. The decrease in the price of our common stock was the most significant factor in the reduction in value of the stock award in the first quarter of Fiscal 2012. The fair value of this award at June 30, 2011 and March 31, 2011 was $0.7 million and $2.6 million, respectively, and was recorded as a component of accrued compensation on our Condensed Consolidated Balance Sheets.

Total employee stock-based compensation in the first quarter of Fiscal 2012 was $1.3 million, $0.1 million of which was capitalized. This amount was offset by the $1.9 million credit for non-employee stock-based compensation discussed above, for a net benefit related to stock-based compensation of $0.7 million in the first quarter of Fiscal 2012.

During the first quarter of Fiscal 2012, we witheld a total of 28,752 shares, with a value of $0.5 million, relating to the exercise of stock options in exchange for the payment of those options and related withholding taxes.

Note 5. Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	June 30, 2011		March 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Municipal tax exempt bond funds	$22,670	Level 1	$22,556	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis.

Marketable securities, all of which were classified as “available-for-sale” at June 30, 2011 and March 31, 2011, consisted of the following (in thousands):

	June 30, 2011	March 31, 2011
Municipal tax exempt bond funds
Amortized cost	$22,603	$22,596
Gross unrecognized holding gains	67	—
Gross unrecognized holding losses	—	(40)

Fair value	$22,670	$22,556

Note 6. Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Three Months Ended June 30, 2011
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	53	—	53

Ending balance	$4,744	$531	$5,275

	Year Ended March 31, 2011
	AMI	HE	Total
Beginning balance	$3,396	$—	$3,396
Acquisition of Ciné-Chiffres	1,116	—	1,116
Acquisition of Media Salvation	—	531	531
Currency translation	179	—	179

Ending balance	$4,691	$531	$5,222

Other Intangible Assets

Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	June 30, 2011	March 31, 2011
Local relationships	7 to 10 years	$7,346	$7,299
Accumulated amortization		(887)	(671)

		6,459	6,628
Tradenames	1 to 3 years	51	51
Accumulated amortization		(24)	(20)

		27	31
Existing technology	6 months	66	66
Accumulated amortization		(66)	(33)

		—	33
Patents	20 years	35	30
Accumulated amortization		—	—

		35	30
Global relationships	Indefinite	7,400	7,400

Total		$13,921	$14,122

Amortization expense and currency translation were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Local relationships	$212	$117
Tradenames	4	5
Existing technology	33	—
Currency translation	4	(5)

	$253	$117

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

Fiscal	Local Relationships	Tradenames	Patents	Total
Remainder of Fiscal 2012	$593	$12	$1	$606
2013	889	15	2	906
2014	889	—	2	891
2015	889	—	2	891
2016	889	—	2	891
Thereafter	2,310	—	26	2,336

	$6,459	$27	$35	$6,521

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

Three Months Ended June 30,	2011	2010
Net income	$399	$87
Unrealized gain (loss) on foreign currency translation	98	(402)
Unrealized gain (loss) on investments, net of tax	62	(1)

Comprehensive income (loss)	$559	$(316)

Note 8. Share Repurchases

In May 2011, our Board of Directors authorized a new one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. During the first quarter of Fiscal 2012, we repurchased 82,491 shares pursuant to this program at an average price of $17.36 per share for a total of $1.4 million. As of June 30, 2011, $3.6 million remained available for repurchases pursuant to this program.

Note 9. State of Oregon Loan

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. The loan is due on January 31, 2014 if it is not forgiven.

Note 10. New Accounting Guidance

ASU 2010-17

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the provisions of ASU 2010-17 in the first quarter of Fiscal 2012 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2011-05

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since ASU 2011-05 only relates to presentation of comprehensive income, we do not believe our adoption of ASU 2011-05 in the first quarter of Fiscal 2013 will have any impact on our financial position, results of operations or cash flows.

Note 11. Subsequent Events

We have considered all events that have occurred subsequent to June 30, 2011 and through August 9, 2011 and determined that no disclosure is required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•	our future results of operations and financial condition and future revenue and expenses, including declines in Home Entertainment (“HE”) Division revenue and increases in our Essentials™ revenue;

•	the future growth prospects for our business as a whole and individual business lines in particular;

•	opportunities that could potentially benefit our Participating Retailers;

•	expanding our product and service capabilities;

•	future acquisitions or investments;

•	our relationships with our customers and suppliers;

•	market response to our products and services;

•	the impact of changes in the timing of movie releases;

•	the impact of fluctuations in foreign exchange rates or yields on the tax-exempt bond funds in which we invest; and

•	our recent business acquisitions.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the Securities and Exchange Commission on June 10, 2011 for a discussion of reasons why our actual results may differ materially from our forward-looking statements. Although we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Business Overview

We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) operating division includes our media measurement services. Our HE operating division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film and video game product from traditional “brick and mortar,” online and kiosk retailers.

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

Our current spending, investments and long-term strategic planning is heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources towards our Entertainment Essentials™ services and product lines, both those that are currently operational, as well as those that are in various stages of development. Our AMI Division revenue increased $1.1 million, or 13.4%, in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011. Our acquisition of Ciné Chiffres, which occurred in November 2010, contributed $57,000 of this revenue increase, while our existing lines of business saw revenue growth of $1.0 million, or 12.7%.

The AMI Division lines of business are:

•	Box Office Essentials™,

•	OnDemand Essentials™, which includes Mobile Essentials™ and Internet TV Essentials™; and

•	TV Essentials™, which includes StationView Essentials™.

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

In May 2010, a major “brick and mortar” retailer, Movie Gallery, with 2,000 locations, announced the closure of all of its stores. Also, during September 2010, Blockbuster Entertainment (“Blockbuster”) filed for Chapter 11 bankruptcy protection and closed approximately 1,000 “brick and mortar” retail locations as a result. During April 2011, Blockbuster’s assets were acquired by DISH Network Corporation, and it is expected that DISH Network will continue the delivery of home entertainment content. Although Movie Gallery and Blockbuster were not direct customers of ours, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting as a result of these closures and related financial events. However, we also believe this presents opportunities that potentially benefit our Participating Retailers through increased traffic from new customers and the opportunity to expand their businesses through the addition of store locations; it is too soon to predict what effect, if any, this will have on our future financial results.

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

Many of our arrangements are structured so that the Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Additionally, after the initial release of a movie to theaters, Program Suppliers historically have exclusively distributed the movie to the home video retail market prior to distributing it in other forms throughout the industry, such as video-on-demand, which created a competitive advantage for our Participating Retailers. There is no assurance that Program Suppliers will continue to release films in this manner, and a change in the timing of releases may cause our revenue to decline.

We continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers typically may be terminated without cause upon thirty days’ written notice by either party.

Sources of Revenue

Revenue by segment includes the following:

AMI Division

Subscription fee and other revenue, primarily relating to custom reports, from:

•	Box Office Essentials™;

•	OnDemand Essentials™, which includes Mobile Essentials™ and Internet TV Essentials™; and

•	TV Essentials™, which includes StationView Essentials™.

HE Division

•

Transaction fees, which are generated when Participating Retailers rent Units to consumers. Additionally, certain arrangements include guaranteed minimum revenue from our customers, which are recognized on the street (release) date, provided all other revenue recognition criteria are met (please refer to “Critical Accounting Policies” at the end of this Item 7);

•

Sell-through fees, which are generated when Participating Retailers sell previously-viewed rental Units to consumers and/or buy-out fees generated when Participating Retailers purchase Units at the end of the lease term;

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers;

•	Subscription fees related to Home Entertainment Essentials™; and

•	Other fees, which primarily include order processing fees, which are generated when Units are ordered by, and distributed to, Participating Retailers.

Results of Operations

Certain information by segment was as follows (in thousands):

	AMI	HE	Other(1)	Total
Three Months Ended June 30, 2011
Sales to external customers	$9,057	$13,351	$—	$22,408
Gross margin	5,728	4,532	—	10,260
Income (loss) from operations	1,793	2,344	(3,891)	246

Three Months Ended June 30, 2010
Sales to external customers	$7,988	$16,573	$—	$24,561
Gross margin	5,733	4,924	—	10,657
Income (loss) from operations	1,005	2,877	(3,916)	(34)

(1)	Includes corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue decreased $2.2 million, or 8.8%, to $22.4 million in the first quarter of Fiscal 2012 compared to $24.6 million in the first quarter of Fiscal 2011. The decrease in revenue was primarily due to a decline in revenue from our HE Division, partially offset by an increase in AMI revenue primarily related to growth in our existing lines of business. These fluctuations are described in more detail below.

AMI Division

Revenue information related to our AMI Division was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2011	2010
Box Office Essentials™	$5,027	$4,439	$588	13.2%
OnDemand Essentials™	2,291	2,106	185	8.8%
TV Essentials™	1,739	1,443	296	20.5%

	$9,057	$7,988	$1,069	13.4%

The increase in Box Office Essentials™ revenue in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 was primarily due to the addition of new clients and rate increases for existing clients, as well as our acquisition of Ciné Chiffres in the third quarter of Fiscal 2011, which contributed $57,000 to the increase.

The increases in OnDemand Essentials™ and TV Essentials™ revenue in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 were due to the addition of new clients, offset by lower custom report projects. Revenue related to OnDemand Essentials™ also increased due to rate increases for existing clients.

Revenue related to our Essentials™ business information service offerings increased primarily due to our continued investment in, and successful marketing of, these offerings and retention of clients. We expect continued future increases in our Essentials™ revenue as a result of further investments, development and expansion of new and existing services, both domestically and internationally.

HE Division

Revenue information related to our HE Division was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2011	2010
Transaction fees	$7,854	$10,622	$(2,768)	(26.1)%
Sell-through fees	2,043	2,668	(625)	(23.4)%
DRS	1,676	1,377	299	21.7%
Other	1,778	1,906	(128)	(6.7)%

	$13,351	$16,573	$(3,222)	(19.4)%

The decrease in transaction fees in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 was due to fewer rental transactions at our Participating Retailers, which decreased by 25.8%. Minimum guarantees decreased $0.2 million to $0.4 million in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 due to the timing and quality of releases. The decrease in rental transactions was due to fewer Participating Retailers, fewer available Units and lower quality titles in the current fiscal year period compared to the prior fiscal year period, as well as continued changing market conditions.

The decrease in used sell-through fees in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 was primarily due to a 25.8% decrease in sell-through volume as a result of an overall decline in Units available for sale, as well as a 1.3% decrease in the rate per transaction, offset by higher sales to brokers once Units reach their end of term.

The increase in DRS revenue in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 was primarily due to higher transactions from kiosk distributors. The increase also reflects our acquisition of Media Salvation in the fourth quarter of Fiscal 2011, which contributed $0.3 million to the increase.

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

Cost of sales decreased $1.8 million, or 12.6%, in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011.

Cost of sales information related to our AMI Division follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2011	2010
Costs related to:
Amortization of internally developed software	$452	$325	$127	39.1%
Call center operation	1,153	1,107	46	4.2%
Obtaining, cleansing and processing data	1,724	823	901	109.5%

	$3,329	$2,255	$1,074	47.6%

The increases in costs of sales within the AMI Division in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 resulted primarily from increased costs related to cleansing and processing data due to revenue sharing arrangements in place with data providers.

Cost of sales information related to our HE Division follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2011	2010
Costs related to:
Transaction fees	$6,011	$8,123	$(2,112)	(26.0)%
Sell-through fees	1,511	2,085	(574)	(27.5)%
Other	1,297	1,441	(144)	(10.0)%

	$8,819	$11,649	$(2,830)	(24.3)%

The decreases in cost of sales within the HE Division were primarily related to the decreases in revenue discussed above.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended June 30,
	2011	2010
AMI Division	63.2%	71.8%
HE Division	33.9%	29.7%

The decline in gross margin in the AMI Division in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 was primarily due to increased costs associated with a data provider agreement, which was converted from a variable arrangement based on revenues to a fixed-fee arrangement during December 2010.

The improvement in gross margin in the HE Division in the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011 was primarily due to the increase in DRS revenue and sales to brokers, both of which have higher margins.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expenses decreased $0.6 million, or 5.8%, to $10.0 million in the first quarter of Fiscal 2012 compared to $10.6 million in the first quarter of Fiscal 2011. This decrease was primarily due to a $1.9 million credit related to the decrease in the value of a stock award granted to a non-employee that is valued at the end of each reporting period, compared to a $0.6 million charge related to this award in the first quarter of Fiscal 2011. This decrease was partially offset by increased costs associated with expansion of our AMI Division.

Income Taxes

Our effective tax rate was a benefit of 12.1% in the first quarter of Fiscal 2012 and was positively affected by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations.

Our effective tax rate was a benefit of 45.0% in the first quarter of Fiscal 2011 and was positively affected by tax benefits on stock options exercised as well as the reversal of a tax contingency due to a lapse in the statute of limitations.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2012.

Cash and cash equivalents and marketable securities decreased $2.2 million to $24.2 million at June 30, 2011 from March 31, 2011. This decrease resulted primarily from $1.7 million used for the purchase of equipment and capitalized IT costs and $1.4 million used for the repurchase of common stock. These factors were partially offset by $0.2 million provided by operating activities and $0.5 million of proceeds received from a loan from the State of Oregon. Portions of our cash and cash equivalents are held in our foreign subsidiaries. We may not be able to repatriate these funds without significant tax implications. As of June 30, 2011, we had $1.2 million in foreign bank accounts, which we plan to use to fund our international expansion and growth.

We had $22.7 million invested in tax-exempt bond funds as of June 30, 2011. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $2.4 million to $14.4 million at June 30, 2011 from March 31, 2011, primarily due to lower sales in the first quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.

During the first quarter of Fiscal 2012, we spent $1.7 million on property and equipment, including $0.8 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $6.1 million on property and equipment in all of Fiscal 2012, including approximately $3.6 million for the capitalization of internally developed software, primarily for the development of systems for our Essentials™ lines of business, computer equipment and renovations to our corporate offices.

Accounts payable decreased $2.4 million to $4.8 million at June 30, 2011 from March 31, 2011, primarily due to the timing of payments to our Program Suppliers.

Accrued compensation decreased $2.1 million to $4.0 million at June 30, 2011 from March 31, 2011, primarily due to a $1.9 million decrease in accrued stock-based compensation that will be settled in cash and relates to an agreement with a non-employee, which fluctuated with our stock price during the first quarter of Fiscal 2012, and a $0.6 million decrease in our bonus accrual as bonuses related to Fiscal 2011 were paid during the first quarter of Fiscal 2012.

Deferred revenue of $1.5 million at June 30, 2011 included amounts related to quarterly and annual subscriptions for our services.

Deferred rent, current and long-term, of $1.0 million at June 30, 2011 represents amounts received for qualified renovations on our corporate headquarters and free rent for the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term, which is expected to end December 31, 2021, at the rate of approximately $13,000 per quarter.

In May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. During the first quarter of Fiscal 2012, we repurchased 82,491 shares pursuant to this program at a weighted average price of $17.36 per share for a total of $1.4 million. As of June 30, 2011, $3.6 million remained available for repurchases pursuant to this program.

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. We were in compliance with the covenants as of and for the quarter ended June 30, 2011 and, at June 30, 2011, we had no outstanding borrowings under this agreement.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. The loan is due on January 31, 2014 if it is not forgiven.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Fiscal 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 10, 2011.

New Accounting Guidance

See Note 10 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our Fiscal 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 10, 2011.

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

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Fiscal 2011 Form 10-K, which was filed with the Securities and Exchange Commission on June 10, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock during the quarter ended June 30, 2011:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount that may yet be used to purchase shares under the plan
April 1 to April 30	—	—	—	$5.0 million
May 1 to May 31	—	—	—	$5.0 million
June 1 to June 30	82,491	$17.36	82,491	$3.6 million

Total	82,491	$17.36	82,491	$3.6 million

(1)	All shares purchased during the first quarter of Fiscal 2012 were purchased pursuant to the May 2011 program discussed below.

In May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1*+	Employment Agreement dated February 9, 2011 with Chris Wilson

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement.
+	Confidential treatment has been requested for certain portions of this agreement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011	RENTRAK CORPORATION

By:/s/David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer