Form 10-Q
period 2011-09-30
RENTRAK CORP
filed 2011-11-04
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,004,442
(Class)	(Outstanding at November 1, 2011)

RENTRAK CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2011	March 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,525	$3,821
Marketable securities	21,702	22,556
Accounts and notes receivable, net of allowances for doubtful accounts of $610 and $645	13,675	16,713
Taxes receivable and prepaid taxes	1,027	1,726
Deferred tax assets	95	152
Other current assets	870	1,091

Total Current Assets	38,894	46,059
Property and equipment, net of accumulated depreciation of $15,249 and $13,750	9,805	8,834
Deferred tax assets	1,050	1,242
Goodwill	5,115	5,222
Other intangible assets, net of accumulated amortization of $1,158 and $724	13,563	14,122
Other assets	723	696

Total Assets	$69,150	$76,175

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,503	$7,223
Accrued liabilities	2,954	3,022
Accrued compensation	3,525	6,144
Deferred revenue	1,429	1,210

Total Current Liabilities	12,411	17,599
Deferred rent, long-term portion	1,034	942
Taxes payable, long-term	1,008	1,261
Note payable	512	—

Total Liabilities	14,965	19,802
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,004 and 11,243	11	11
Capital in excess of par value	52,236	54,358
Accumulated other comprehensive income	326	530
Retained earnings	1,612	1,474

Total Stockholders’ Equity	54,185	56,373

Total Liabilities and Stockholders’ Equity	$69,150	$76,175

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Revenue	$21,852	$24,132	$44,260	$48,693
Cost of sales	11,491	13,091	23,639	26,995

Gross margin	10,361	11,041	20,621	21,698
Operating expenses:
Selling and administrative	10,744	10,800	20,758	21,491

Income (loss) from operations	(383)	241	(137)	207
Other income:
Interest income, net	105	111	215	203
Other income	—	122	—	124

	105	233	215	327

Income (loss) before income taxes	(278)	474	78	534
Provision (benefit) for income taxes	(17)	66	(60)	39

Net income (loss)	$(261)	$408	$138	$495

Basic net income (loss) per share	$(0.02)	$0.04	$0.01	$0.05

Diluted net income (loss) per share	$(0.02)	$0.04	$0.01	$0.04

Shares used in per share calculations:
Basic	11,149	10,972	11,257	10,851

Diluted	11,149	11,460	11,423	11,325

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$138	$495
Adjustments to reconcile net income to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	—	999
Depreciation and amortization	2,136	1,540
Impairment of capitalized software projects	—	8
Stock-based compensation	(209)	3,456
Excess tax benefits from stock-based compensation	—	(941)
Deferred income taxes	243	(122)
Gain on liquidation of investment	—	(104)
Loss (gain) on sale of assets	1	(12)
Realized gain on marketable securities	(12)	(8)
Interest on note payable	12	—
Adjustment to allowance for doubtful accounts	(35)	36
(Increase) decrease in:
Accounts and notes receivable	3,038	3,254
Taxes receivable and prepaid taxes	699	(651)
Other assets	286	(327)
Increase (decrease) in:
Accounts payable	(2,720)	(341)
Taxes payable	(253)	—
Accrued liabilities and compensation	(234)	(774)
Deferred revenue	219	162
Deferred rent	108	32

Net cash provided by operating activities	3,417	6,702
Cash flows from investing activities:
Purchase of marketable securities	(3,000)	(10,782)
Sale or maturity of marketable securities	4,000	3,800
Proceeds on the sale of assets	—	14
Proceeds on the liquidation of investment	—	224
Purchase of property and equipment	(2,506)	(1,967)

Net cash used in investing activities	(1,506)	(8,711)
Cash flows from financing activities:
Proceeds from notes payable	500	—
Issuance of common stock	39	1,031
Excess tax benefits from stock-based compensation	—	941
Repurchase of common stock	(4,341)	—

Net cash provided by (used in) financing activities	(3,802)	1,972
Effect of foreign exchange translation on cash	(405)	133

Increase (decrease) in cash and cash equivalents	(2,296)	96
Cash and cash equivalents:
Beginning of period	3,821	2,435

End of period	$1,525	$2,531

Supplemental non-cash information:
Capitalized stock-based compensation	$147	$241
Common stock used to pay for option exercises	306	391

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation and Certain Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 (“Fiscal 2012”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2011 Annual Report on Form 10-K (the “Form 10-K”).

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

Note 2.    Net Income (Loss) Per Share

Following is a reconciliation of the shares used for the basic earnings per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2011	2010	2011	2010
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	11,149	10,972	11,257	10,851
Diluted EPS:
Effect of dilutive DSUs and stock options	—	488	166	474

	11,149	11,460	11,423	11,325

Options not included in diluted EPS as they would be antidilutive	1,715	—	918	—

Performance-based grants not included in diluted EPS	326	746	318	746

(1)	Includes 82,164 and 76,576 vested DSUs for the three and six-month periods ended September 30, 2011 and 44,478 vested DSUs for the three and six month periods ended September 30, 2010 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

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

Certain information by segment was as follows (in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended September 30, 2011
Sales to external customers	$9,256	$12,596	$—	$21,852
Gross margin	5,657	4,704	—	10,361
Income (loss) from operations	831	2,616	(3,830)	(383)
Three Months Ended September 30, 2010
Sales to external customers	$7,940	$16,192	$—	$24,132
Gross margin	5,666	5,375	—	11,041
Income (loss) from operations	858	3,433	(4,050)	241
Six Months Ended September 30, 2011
Sales to external customers	$18,313	$25,947	$—	$44,260
Gross margin	11,384	9,237	—	20,621
Income (loss) from operations	2,623	4,960	(7,720)	(137)
Six Months Ended September 30, 2010
Sales to external customers	$15,929	$32,764	$—	$48,693
Gross margin	11,399	10,299	—	21,698
Income (loss) from operations	1,863	6,310	(7,966)	207

(1)	Includes corporate expenses and other expenses that are not allocated to a specific segment.

Note 4.    Stock-Based Compensation

2011 Incentive Plan

On August 24, 2011, our shareholders approved the Rentrak Corporation 2011 Incentive Plan (the “2011 Plan”) at the annual meeting of shareholders (the “Annual Meeting”). The 2011 Plan replaces the Rentrak Corporation 2005 Stock Incentive Plan, which we refer to as the “Prior Incentive Plan.” No new awards will be granted under the Prior Incentive Plan.

The 2011 Plan authorizes the issuance of an additional 3 million shares of our common stock. In addition, up to approximately 1.9 million shares subject to awards outstanding under the Prior Incentive Plan may become available for issuance under the 2011 Plan to the extent that those shares cease to be subject to the awards (such as by expiration, cancellation or forfeiture of the awards) on or after August 24, 2011.

Awards may be granted under the 2011 Plan to employees, officers and directors, as well as advisors, independent contractors and other service providers. Under the 2011 Plan, we may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, performance shares, performance units and other stock or cash-based awards.

2011 Employee Stock Purchase Plan

On August 24, 2011, our shareholders also approved the Rentrak Corporation 2011 Employee Stock Purchase Plan (the “ESPP”) at the Annual Meeting. The ESPP provides a means by which eligible employees are provided an opportunity to purchase shares of our common stock at a discount using payroll deductions, and, for employees in the United States, is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP authorizes the issuance of up to 100,000 shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events.

Cancelation of Performance-Based Stock Appreciation Rights

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

Deferred Stock Units

In the second quarter of Fiscal 2012, we granted DSUs under our 2011 Plan covering 42,252 shares of our common stock to members of our Board of Directors. These DSUs vest in eleven equal monthly installments. The fair value of these awards totaled $0.6 million and will be recognized over the vesting period of the awards, with approximately $0.4 million to be recognized in Fiscal 2012, of which $55,000 was recognized during the second quarter of Fiscal 2012 and was included in selling and administrative expense on our Condensed Consolidated Statements of Operations.

Option Grants

In the first quarter of Fiscal 2012, we granted options to purchase 250,000 shares of our common stock under our 2005 Plan to certain of our executive officers and other employees. The stock options were granted at the fair market value of our common stock on the dates of grant, which were $26.70 and $19.85 per share, respectively, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments. The value of all stock options granted, as determined using the Black-Scholes valuation model, was $2.7 million and is being recognized over the vesting periods. Approximately $0.7 million will be recognized in Fiscal 2012, of which $0.2 million was recognized during the second quarter of Fiscal 2012 and was included in selling and administrative expense on our Condensed Consolidated Statements of Operations.

We also granted options to purchase 40,000 shares of our common stock to non-employees in connection with internal software development services relating to our Essentials™ line of businesses. The options were granted at the fair market value of our common stock on the dates of grant, which ranged from $17.43 to $22.20 per share, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments and will be revalued at the end of each reporting period until they vest. The value recognized will be capitalized and included in property and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K for the fiscal year ended March 31, 2011. For the three and six months ending September 30, 2011, we capitalized $11,000 and $16,000, respectively, related to these awards.

During the second quarter of Fiscal 2012, we granted options to purchase an aggregate of 20,565 shares of our common stock to an employee and a member of our Board of Directors. The stock options were granted at the fair market values of our common stock on the dates of grant, which were $15.06 and $16.54 per share, respectively, and expire 10 years from the date of grant. The employee options will vest annually from the date of grant in four equal installments. The grant for the member of our Board of Directors will vest in eleven equal monthly installments. The value of the stock options granted, as determined using the Black-Scholes valuation model, was $0.1 million and is being recognized over the vesting periods. Approximately $61,000 will be recognized in Fiscal 2012, of which $9,000 was recognized during the second quarter of Fiscal 2012 and was included in selling and administrative expense on our Condensed Consolidated Statements of Operations.

Stock-Based Compensation

Stock-based compensation in the three and six month periods ended September 30, 2011 included a $0.5 million and a $2.4 million credit for the decrease in value of a stock award related to a compensation agreement entered into in the fourth quarter of Fiscal 2010 with a non-employee in connection with services provided relating to our Essentials™ lines of business. This award is revalued at the end of each reporting period utilizing the Black-Scholes valuation model and any change in value is recognized during the current period as a component of selling and administrative expenses in our Condensed Consolidated Statements of Operations. The decrease in the price of our common stock was the most significant factor in the reduction in value of the stock award in the first half of Fiscal 2012. The fair value of this award at September 30, 2011 and March 31, 2011 was $0.2 million and $2.6 million, respectively, and was recorded as a component of accrued compensation on our Condensed Consolidated Balance Sheets.

Total employee stock-based compensation in the three and six-month periods ended September 30, 2011 was $1.1 million and $2.4 million, respectively, of which $0.1 million and $0.1 million, respectively, was capitalized. These amounts were offset by the $0.5 million and $2.4 million credit, respectively, for non-employee stock-based compensation discussed above, for a net expense related to stock-based compensation of $0.5 million in the three month period ended September 30, 2011 and a benefit of $0.2 million in the six-month period ended September 30, 2011. These amounts have been included in selling and administrative expense on our Condensed Consolidated Statements of Operations.

During the six-month period ended September 30, 2011, we withheld a total of 28,752 shares, with a value of $0.5 million, relating to the net exercise of stock options as payment of the exercise price for such options and related withholding taxes.

Note 5.    Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	September 30, 2011		March 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Municipal tax exempt bond funds	$21,702	Level 1	$22,556	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first six months of Fiscal 2012.

Marketable securities, all of which were classified as “available-for-sale” at September 30, 2011 and March 31, 2011, consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
Municipal tax exempt bond funds
Amortized cost	$21,607	$22,596
Gross unrecognized holding gains	95	—
Gross unrecognized holding losses	—	(40)

Fair value	$21,702	$22,556

Note 6.    Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Six Months Ended September 30, 2011
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	(107)	—	(107)

Ending balance	$4,584	$531	$5,115

	Year Ended March 31, 2011
	AMI	HE	Total
Beginning balance	$3,396	$—	$3,396
Acquisition of Ciné-Chiffres	1,116	—	1,116
Acquisition of Media Salvation	—	531	531
Currency translation	179	—	179

Ending balance	$4,691	$531	$5,222

Other Intangible Assets

Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	September 30, 2011	March 31, 2011

Local relationships	7 to 10 years	$7,163	$7,299
Accumulated amortization		(1,063)	(671)

		6,100	6,628
Tradenames	1 to 3 years	51	51
Accumulated amortization		(29)	(20)

		22	31
Existing technology	6 months	66	66
Accumulated amortization		(66)	(33)

		—	33
Patents	20 years	42	30
Accumulated amortization		(1)	—

		41	30
Global relationships	Indefinite	7,400	7,400

Total		$13,563	$14,122

Amortization expense and currency translation were as follows (in thousands):

	Six Months Ended September 30,
	2011	2010
Local relationships	$421	$232
Tradenames	9	9
Existing Technology	33	—
Patents	1	—
Currency translation	(29)	12

	$435	$253

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

Fiscal	Local Relationships	Tradenames	Patents	Total
Remainder of Fiscal 2012	$433	$8	$1	$442
2013	866	14	2	882
2014	866	—	2	868
2015	866	—	2	868
2016	866	—	2	868
Thereafter	2,203	—	32	2,235

	$6,100	$22	$41	$6,163

Note 7.    Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(261)	$408	$138	$495
Unrealized gain (loss) on foreign currency translation	(380)	552	(282)	150
Unrealized gain on investments, net of tax	16	47	78	46

Comprehensive income (loss)	$(625)	$1,007	$(66)	$691

Note 8.    Share Repurchases

In May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. For the three months ended September 30, 2011, we repurchased 222,431 shares pursuant to this program at an average price of $13.08 per share for a total of $2.9 million. During the first six months of Fiscal 2012, we repurchased 304,922 shares pursuant to this program at an average price of $14.24 per share for a total of $4.3 million. As of September 30, 2011, $0.7 million remained available for repurchases pursuant to this program.

Note 9.    State of Oregon Loan

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. The loan is due on January 31, 2014 if it is not forgiven.

Note 10.    Line of Credit Covenant Waiver

We currently have a revolving line of credit for $15.0 million, with a maturity of December 1, 2011. Interest on the line of credit is LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of those covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter end. Wells Fargo Bank N.A. waived this requirement for the quarter ended September 30, 2011. At September 30, 2011, we had no outstanding borrowings under this agreement.

Note 11.    New Accounting Guidance

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

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We don’t expect the adoption of ASU 2011-08 to have a material impact on our financial position, results of operations, or cash flows.

Note 12.    Subsequent Events

We have considered all events that have occurred subsequent to September 30, 2011 and through November 4, 2011 and determined that no disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•	our future results of operations and financial condition and future revenue and expenses, including declines in Home Entertainment (“HE”) Division revenue and increases in our Essentials™ revenue;

•	the future growth prospects for our business as a whole and individual business lines in particular;

•	continued contraction in the major “brick and mortar” retailers’ share of the home video rental market;

•	opportunities that could potentially benefit our customer base of retailers (“Participating Retailers”) participating in the Pay-Per-Transaction system™ (the “PPT System”);

•	expanding our product and service capabilities;

•	future acquisitions or investments;

•	our relationships with our customers and suppliers;

•	market response to our products and services;

•	the impact of changes in the timing of movie releases;

•	the impact of fluctuations in foreign exchange rates or yields on the tax-exempt bond funds in which we invest; and

•	our recent business acquisitions.

These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully develop, expand and/or market new services to new and existing customers, including our media measurement services, in order to increase revenue and/or create new revenue streams;

•	timely acquire and integrate various third party databases into our systems;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	successfully deal with our data providers who are much larger than us and have significant financial leverage over us;

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

•	effectively respond to rapidly changing technology and consumer demand for entertainment content in various media formats;

•	retain and grow our Participating Retailers;

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

Our AMI Division encompasses media measurement services across multiple screens and platforms and is delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, capture consumer viewing data which is integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators and advertisers insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national and on demand television performance.

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

Our current spending, investments and long-term strategic planning is heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources towards our Entertainment Essentials™ services and product lines, both those that are currently operational, as well as those that are in various stages of development. Our AMI Division revenue increased $2.4 million, or 15.0%, in the first six months of Fiscal 2012 compared to the first six months of Fiscal 2011.

The AMI Division lines of business are:

•	Box Office Essentials™,

•	OnDemand Essentials™, which includes Mobile Essentials™ and Internet TV Essentials™; and

•	TV Essentials™, which includes StationView Essentials™.

Typical clients subscribing to our services include motion picture studios, television networks and stations, cable and telco operators, advertisers and ad agencies.

HE Division

The financial results from the HE Division continue to be affected by the changing dynamics in the home video rental market as well as overall economic trends and conditions. This market is highly competitive and influenced greatly by consumer spending patterns and behaviors. The end consumer has a wide variety of choices from which to select entertainment content and can easily shift from one provider to another. Some examples include renting product from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, renting or purchasing product from kiosk locations, ordering product via online subscriptions and/or online distributors (mail delivery), subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly, or selecting an at-home “pay-per-view” or “on demand” option from a satellite or cable provider. Our PPT System focuses primarily on the traditional “brick and mortar” retailer.

The popularity of the other choices an end consumer has to obtain entertainment content has been growing, and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect our revenue in the HE Division to continue to decline.

Also, the landscape of the home video rental market for “brick and mortar” retailers has seen significant changes. Over a year ago, a major retailer, Movie Gallery, closed all of its 2,000 stores. Also, Blockbuster Entertainment (“Blockbuster”) filed bankruptcy and closed approximately 1,000 retail locations. In April 2011, Blockbuster’s assets were acquired by DISH Network Corporation, and it is expected that the remaining locations will continue the delivery of home entertainment content. Although Movie Gallery and Blockbuster were not direct customers of ours, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting as a result of these closures and related financial events. It is difficult to predict what effect, if any, this will have on our Program Suppliers, the performance of our Participating Retailers, and our future financial results.

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

Many of our arrangements are structured so that the Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). Additionally, after the initial release of a movie to theaters, Program Suppliers historically have exclusively distributed the movie to the home video retail market prior to distributing it in other forms throughout the industry, such as video-on-demand, which created a competitive advantage for our Participating Retailers. There is no assurance that Program Suppliers will continue to release films in this manner, and a change in the timing of releases may cause our revenue to decline. For example, one of our Program Suppliers, Warner Brothers, continued its strategy to emphasize retail sales instead of the rental market, which has hindered our ability to provide Warner Brothers titles to our customers at the same time the movies are available in retail stores for purchase.

In general, we continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers typically may be terminated without cause upon thirty days’ written notice by either party.

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

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers;

•	Subscription fees related to Home Entertainment Essentials™; and

•	Other fees, which primarily include order processing fees, which are generated when Units are ordered by, and distributed to, Participating Retailers.

Results of Operations

Certain information by segment is as follows (in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended September 30, 2011
Sales to external customers	$9,256	$12,596	$—	$21,852
Gross margin	5,657	4,704	—	10,361
Income (loss) from operations	831	2,616	(3,830)	(383)
Three Months Ended September 30, 2010
Sales to external customers	$7,940	$16,192	$—	$24,132
Gross margin	5,666	5,375	—	11,041
Income (loss) from operations	858	3,433	(4,050)	241
Six Months Ended September 30, 2011
Sales to external customers	$18,313	$25,947	$—	$44,260
Gross margin	11,384	9,237	—	20,621
Income (loss) from operations	2,623	4,960	(7,720)	(137)
Six Months Ended September 30, 2010
Sales to external customers	$15,929	$32,764	$—	$48,693
Gross margin	11,399	10,299	—	21,698
Income (loss) from operations	1,863	6,310	(7,966)	207

(1)	Includes corporate expenses and other expenses that are not allocated to a specific segment.

Revenue

Revenue decreased $2.2 million, or 9.4%, to $21.9 million in the three month period ended September 30, 2011 (the “second quarter of Fiscal 2012”) compared to $24.1 million in the three month period ended September 30, 2010 (the “second quarter of Fiscal 2011”). Revenue decreased $4.4 million, or 9.1%, to $44.3 million in the six month period ended September 30, 2011 compared to $48.7 million in the six month period ended September 30, 2010. The decreases in revenue were primarily due to declines in revenue from our HE Division, partially offset by increases in AMI revenue primarily related to growth in our existing lines of business. These fluctuations are described in more detail below.

AMI Division

Revenue related to our Essentials™ business information service offerings increased primarily due to our continued investment in, and successful marketing of, these offerings. We expect continued future increases in our Essentials™ revenue as a result of further investments, development and expansion of new and existing services, both domestically and internationally.

Revenue information related to our AMI Division was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2011	2010	Change	% Change
Box Office Essentials™	$5,189	$4,429	$760	17.2%
OnDemand Essentials™	2,092	2,302	(210)	(9.1)%
TV Essentials™	1,975	1,209	766	63.4%

	$9,256	$7,940	$1,316	16.6%

	Six Months Ended Sept. 30,		Dollar
	2011	2010	Change	% Change
Box Office Essentials™	$10,216	$8,868	$1,348	15.2%
OnDemand Essentials™	4,383	4,409	(26)	(0.6)%
TV Essentials™	3,714	2,652	1,062	40.0%

	$18,313	$15,929	$2,384	15.0%

The increases in Box Office Essentials™ revenues in the Fiscal 2012 periods were primarily due to the addition of new clients and rate increases for existing clients, as well as our acquisition of Ciné Chiffres in the third quarter of Fiscal 2011, which contributed $53,000 and $110,000, respectively, to the increases in the three and six month periods ended September 30, 2011.

The decreases in OnDemand Essentials™ revenues in the Fiscal 2012 periods were due to lower custom projects and the loss of a client who went out of business, both of which were partially offset by the addition of new clients and rate increases for existing clients.

The increases in TV Essentials™ revenues in the Fiscal 2012 periods were primarily due to the addition of new clients.

HE Division

Revenue information related to our HE Division was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2011	2010	Change	% Change
Transaction fees	$7,228	$10,343	$(3,115)	(30.1)%
Sell-through fees	2,027	2,552	(525)	(20.6)%
DRS	1,877	1,427	450	31.5%
Other	1,464	1,870	(406)	(21.7)%

	$12,596	$16,192	$(3,596)	(22.2)%

	Six Months Ended Sept. 30,		Dollar
	2011	2010	Change	% Change
Transaction fees	$15,081	$20,966	$(5,885)	(28.1)%
Sell-through fees	4,071	5,219	(1,148)	(22.0)%
DRS	3,554	2,803	751	26.8%
Other	3,241	3,776	(535)	(14.2)%

	$25,947	$32,764	$(6,817)	(20.8)%

The decreases in transaction fees were primarily due to fewer rental transactions at our Participating Retailers, which decreased by 22.9% and 24.4%, respectively, in the three and six-month periods ended September 30, 2011 compared to the same periods of the prior fiscal year. Units with minimum guarantees also declined, resulting in a decrease in revenues of $0.8 million and $1.0 million, respectively, in the three and six month periods ended September 30, 2011 compared to the same periods of the prior fiscal year, primarily due to the timing and quality of releases. The decreases in rental transactions were due to fewer Participating Retailers, fewer available Units and fewer theatrical titles in the Fiscal 2012 periods compared to the Fiscal 2011 periods, as well as continued changing market conditions. Also, as noted above, we expect that Warner Brothers’ recent decision to release its video content in the retail channel before offering it to the rental market will have a negative impact on our PPT business for the remainder of Fiscal 2012.

The decreases in sell-through fees in the Fiscal 2012 periods compared to the Fiscal 2011 periods were due to a 24.3% and a 25.1% decrease, respectively, in sell-through volume as a result of overall declines in Units available for sale. The rate per transaction increased 1.3% in the three month period ended September 30, 2011 compared to the same period of Fiscal 2011 primarily due to a shift in the mix of available Units from our Program Suppliers, but decreased 0.1% in the six month period ended September 30, 2011 compared to the same period of Fiscal 2011.

The increases in DRS revenue in the first six months of Fiscal 2012 compared to the same period of Fiscal 2011 were primarily due to a higher number of transactions from kiosk distributors. The increases also reflect our acquisition of Media Salvation in the fourth quarter of Fiscal 2011, which contributed $0.3 million and $0.5 million, respectively, to the increases in the three and six-month periods ended September 30, 2011 compared to the same periods of Fiscal 2011.

The decreases in other revenue in the Fiscal 2012 periods compared to the Fiscal 2011 periods related primarily to reduced order processing fees as a result in the overall reduction in available Units.

Cost of Sales and Gross Margins

Cost of sales consists of Unit costs, transaction costs, sell-through costs, handling and freight costs in the HE Division and costs in the AMI Division associated with certain Essentials™ business information service offerings. These expenditures represent the direct costs to produce revenue.

In the AMI Division, cost of sales consists of costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

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

Cost of sales decreased $1.6 million, or 12.2%, in the second quarter of Fiscal 2012 compared to the second quarter of Fiscal 2011, and decreased $3.4 million, or 12.4%, in the first six months of Fiscal 2012 compared to the same period of Fiscal 2011.

Cost of sales information related to our AMI Division was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
Costs related to:	2011	2010
Amortization of internally developed software	$482	$339	$143	42.2%
Call center operation	1,230	1,053	177	16.8%
Obtaining, cleansing and processing data	1,887	882	1,005	113.9%

	$3,599	$2,274	$1,325	58.3%

	Six Months Ended Sept. 30,		Dollar Change	% Change
Costs related to:	2011	2010
Amortization of internally developed software	$934	$664	$270	40.7%
Call center operation	2,383	2,160	223	10.3%
Obtaining, cleansing and processing data	3,612	1,706	1,906	111.7%

	$6,929	$4,530	$2,399	53.0%

The increases in costs of sales within the AMI Division in the Fiscal 2012 periods compared to the same periods of Fiscal 2011 resulted primarily from growth in revenues and increases in costs related to obtaining, cleansing and processing data due to arrangements in place with data providers.

Cost of sales information related to our HE Division was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
Costs related to:	2011	2010
Transaction fees	$5,327	$7,460	$(2,133)	(28.6)%
Sell-through fees	1,519	1,982	(463)	(23.4)%
Other	1,046	1,375	(329)	(23.9)%

	$7,892	$10,817	$(2,925)	(27.0)%

	Six Months Ended Sept. 30,		Dollar Change	% Change
Costs related to:	2011	2010
Transaction fees	$11,338	$15,583	$(4,245)	(27.2)%
Sell-through fees	3,030	4,067	(1,037)	(25.5)%
Other	2,342	2,815	(473)	(16.8)%

	$16,710	$22,465	$(5,755)	(25.6)%

The decreases in cost of sales within the HE Division were primarily related to overall declines in Units available for sale.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
AMI Division	61.1%	71.4%	62.2%	71.6%
HE Division	37.3%	33.2%	35.6%	31.4%

The declines in gross margin in the AMI Division in the Fiscal 2012 periods compared to the same periods of Fiscal 2011 were primarily due to increased costs associated with a data provider agreement, which was converted from a variable arrangement based on revenues to a fixed-fee arrangement during December 2010.

The improvements in gross margin in the HE Division in the Fiscal 2012 periods compared to the same periods of Fiscal 2011 were primarily due to the increases in DRS revenue, which has higher margins.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2011	2010
Selling and administrative	$10,744	$10,800	$(56)	(0.5)%

	Six Months Ended Sept. 30,		Dollar Change	% Change
	2011	2010
Selling and administrative	$20,758	$21,491	$(733)	(3.4)%

The decreases in selling and administrative expenses in the three and six-month periods ended September 30, 2011 compared to the same periods of the prior fiscal year were primarily due to a $0.5 million and a $2.4 million credit, respectively, in the Fiscal 2012 periods related to the decrease in the value of a stock award granted to a non-employee that is valued at the end of each reporting period, compared to a $0.5 million and a $1.1 million charge, respectively, in the comparable Fiscal 2011 periods related to this award. These decreases were partially offset by increased costs associated with expansion of our AMI Division.

Other Income

Other income of $0.1 million in the three and six-month periods ended September 30, 2010 represented a gain on the liquidation of a long-term, cost-based investment.

Income Taxes

Our effective tax rate was a benefit of 76.9% in the first six months of Fiscal 2012 and was positively affected by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes, the reversal of a tax contingency due to a lapse in the statute of limitations and the tax impact of income in foreign locations.

Our effective tax rate was 7.3% in the first six months of Fiscal 2011 and was positively impacted by the reversal of a tax contingency due to a lapse in the statute of limitations, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2012. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

Cash and cash equivalents and marketable securities decreased $3.2 million to $23.2 million at September 30, 2011 from March 31, 2011. This decrease resulted primarily from $2.5 million used for the purchase of equipment and capitalized IT costs and $4.3 million used for the repurchase of common stock. These factors were partially offset by $3.4 million provided by operating activities and $0.5 million of proceeds received from a loan from the State of Oregon. Portions of our cash and cash equivalents are held in our foreign subsidiaries. We may not be able to repatriate these funds without significant tax implications. As of September 30, 2011, we had $1.3 million in foreign bank accounts, which we plan to use to fund our international expansion and growth.

We had $21.7 million invested in tax-exempt bond funds as of September 30, 2011. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $3.0 million to $13.7 million at September 30, 2011 from March 31, 2011, primarily due to lower sales in the second quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.

During the first six months of Fiscal 2012, we spent $2.5 million on property and equipment, including $1.6 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $6.0 million on property and equipment in all of Fiscal 2012, including approximately $3.6 million for the capitalization of internally developed software, primarily for the development of systems for our Essentials™ lines of business, computer equipment and renovations to our corporate offices.

Accounts payable decreased $2.7 million to $4.5 million at September 30, 2011 from March 31, 2011, primarily due to the timing of payments to our Program Suppliers.

Accrued compensation decreased $2.6 million to $3.5 million at September 30, 2011 from March 31, 2011, primarily due to a $2.4 million decrease in accrued stock-based compensation that will be settled in cash and relates to an agreement with a non-employee, which fluctuated with our stock price during the first six months of Fiscal 2012, and a $0.4 million decrease in our bonus accrual as bonuses related to Fiscal 2011 were paid during the first quarter of Fiscal 2012.

Deferred revenue of $1.4 million at September 30, 2011 included amounts related to quarterly and annual subscriptions for our services.

Deferred rent, current and long-term, of $1.1 million at September 30, 2011 represents amounts received for qualified renovations on our corporate headquarters and free rent for the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term, which is expected to end December 31, 2021, at the rate of approximately $13,000 per quarter.

In May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. For the three months ended September 30, 2011, we repurchased 222,431 shares pursuant to this program at an average price of $13.08 per share for a total of $2.9 million. During the first six months of Fiscal 2012, we repurchased 304,922 shares pursuant to this program at a weighted average price of $14.24 per share for a total of $4.3 million. As of September 30, 2011, $0.7 million remained available for repurchases pursuant to this program.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2011. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of those covenants relates to reporting pretax profit of not less than $1 for each fiscal quarter end. Wells Fargo Bank N.A. waived this requirement for the quarter ended September 30, 2011. At September 30, 2011, we had no outstanding borrowings under this agreement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased the following shares of our common stock during the quarter ended September 30, 2011:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount that may yet be used to purchase shares under the plan
July 1 to July 31	—	$—	—	$3.6 million
August 1 to August 31	180,231	13.12	180,231	1.2 million
September 1 to September 30	42,200	12.93	42,200	0.7 million

Total	222,431	13.08	222,431	0.7 million

(1)	All shares purchased during the second quarter of Fiscal 2012 were purchased pursuant to the May 2011 program discussed below.

In May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. We have paid $4.3 million to repurchase 304,922 shares of outstanding common stock under this program since the program’s inception and $0.7 million remained available to repurchase common stock under the stock repurchase program as of September 30, 2011.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	1995 Restated Bylaws of Rentrak Corporation (as amended through July 11, 2011).

10.1*	Rentrak Corporation 2011 Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Shareholders filed on July 15, 2011 (File No. 000-15159)).

10.2*	Rentrak Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Shareholders filed on July 15, 2011 (File No. 000-15159)).

10.3*	Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2011	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer