Form 10-Q
period 2011-12-31
RENTRAK CORP
filed 2012-02-08
CIK 800458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,045,979
(Class)	(Outstanding at February 1, 2012)

RENTRAK CORPORATION

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Rentrak Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	December 31, 2011	March 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$1,220	$3,821
Marketable securities	23,192	22,556
Accounts and notes receivable, net of allowances for doubtful accounts of $770 and $645	13,280	16,713
Taxes receivable and prepaid taxes	803	1,726
Deferred tax assets, net	—	152
Other current assets	909	1,091

Total Current Assets	39,404	46,059
Property and equipment, net of accumulated depreciation of $16,128 and $13,750	9,862	8,834
Deferred tax assets, net	—	1,242
Goodwill	5,018	5,222
Other intangible assets, net of accumulated amortization of $1,340 and $724	13,280	14,122
Other assets	717	696

Total Assets	$68,281	$76,175

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,415	$7,223
Accrued liabilities	2,734	3,022
Accrued compensation	3,870	6,144
Deferred revenue	1,509	1,210

Total Current Liabilities	12,528	17,599
Deferred rent, long-term portion	1,338	942
Taxes payable, long-term	665	1,261
Deferred tax liability, long-term	13	—
Note payable	519	—

Total Liabilities	15,063	19,802
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,006 and 11,243	11	11
Capital in excess of par value	53,495	54,358
Accumulated other comprehensive income	48	530
Retained earnings (accumulated deficit)	(336)	1,474

Total Stockholders’ Equity	53,218	56,373

Total Liabilities and Stockholders’ Equity	$68,281	$76,175

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue	$22,211	$23,716	$66,471	$72,409
Cost of sales	11,590	14,089	35,229	41,084

Gross margin	10,621	9,627	31,242	31,325
Operating expenses:
Selling and administrative	11,595	11,638	32,354	33,129

Loss from operations	(974)	(2,011)	(1,112)	(1,804)
Other income:
Interest income, net	133	148	348	351
Other income	—	—	—	124

	133	148	348	475

Loss before income taxes	(841)	(1,863)	(764)	(1,329)
Provision (benefit) for income taxes	1,106	(1,390)	1,046	(1,351)

Net income (loss)	$(1,947)	$(473)	$(1,810)	$22

Basic net income (loss) per share	$(0.18)	$(0.04)	$(0.16)	$0.00

Diluted net income (loss) per share	$(0.18)	$(0.04)	$(0.16)	$0.00

Shares used in per share calculations:
Basic	11,102	11,025	11,205	10,886

Diluted	11,102	11,025	11,205	11,338

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,810)	$22
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	—	983
Depreciation and amortization	3,233	2,392
Impairment of capitalized software projects	—	8
Stock-based compensation	813	5,650
Excess tax benefits from stock-based compensation	—	(1,767)
Deferred income taxes	1,407	(158)
Gain on liquidation of investment	—	(104)
Loss (gain) on sale of assets	2	(12)
Realized gain on marketable securities	(37)	(17)
Interest on note payable	19	—
Adjustment to allowance for doubtful accounts	125	44
(Increase) decrease in:
Accounts and notes receivable	3,433	3,918
Taxes receivable and prepaid taxes	923	(2,109)
Other assets	304	(363)
Increase (decrease) in:
Accounts payable	(2,827)	612
Taxes payable	(596)	212
Accrued liabilities and compensation	(10)	(1,786)
Deferred revenue	299	(167)
Deferred rent	407	(48)
Other liabilities	—	(13)

Net cash provided by operating activities	5,685	7,297
Cash flows from investing activities:
Purchase of marketable securities	(15,903)	(13,411)
Sale or maturity of marketable securities	15,371	7,300
Proceeds from the sale of assets	—	14
Proceeds on the liquidation of investment	—	224
Purchase of property and equipment	(3,355)	(2,626)
Cash paid for acquisition	—	(1,726)

Net cash used in investing activities	(3,887)	(10,225)
Cash flows from financing activities:
Proceeds from note payable	500	—
Issuance of common stock	60	1,071
Excess tax benefits from stock-based compensation	—	1,767
Repurchase of common stock	(4,341)	—

Net cash provided by (used in) financing activities	(3,781)	2,838
Effect of foreign exchange translation on cash	(618)	59

Decrease in cash and cash equivalents	(2,601)	(31)
Cash and cash equivalents:
Beginning of period	3,821	2,435

End of period	$1,220	$2,404

Supplemental non-cash information:
Capitalized stock-based compensation	$253	$335
Common stock used to pay for option exercises	306	641

See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 (“Fiscal 2012”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2011 Annual Report on Form 10-K (the “Form 10-K”).

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2. Net Income (Loss) Per Share

Following is a reconciliation of the shares used for the basic earnings (loss) per share (“EPS”) and diluted EPS calculations (in thousands):

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2011	2010	2011	2010
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	11,102	11,025	11,205	10,886
Diluted EPS:
Effect of dilutive DSUs and stock options	—	—	—	452

	11,102	11,025	11,205	11,338

Options not included in diluted EPS as they would be antidilutive	2,078	1,508	2,078	434

Performance-based grants not included in diluted EPS	318	696	318	696

(1)	Includes 96,332 and 83,174 vested DSUs, respectively, for the three and nine month periods ended December 31, 2011 and 51,912 for the three and nine month periods ended December 31, 2010 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

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

Certain information by segment was as follows (in thousands):

	AMI	Home Entertainment	Other (1)	Total
Three months ended December 31, 2011
Sales to external customers	$9,899	$12,312	$—	$22,211
Gross margin	6,417	4,204	—	10,621
Income (loss) from operations	1,107	2,011	(4,092)	(974)
Three months ended December 31, 2010
Sales to external customers	$8,220	$15,496	$—	$23,716
Gross margin	5,227	4,400	—	9,627
Income (loss) from operations	(655)	2,375	(3,731)	(2,011)
Nine months ended December 31, 2011
Sales to external customers	$28,212	$38,259	$—	$66,471
Gross margin	17,802	13,440	—	31,242
Income (loss) from operations	3,730	6,972	(11,814)	(1,112)
Nine months ended December 31, 2010
Sales to external customers	$24,149	$48,260	$—	$72,409
Gross margin	16,626	14,699	—	31,325
Income (loss) from operations	1,207	8,686	(11,697)	(1,804)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

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

Deferred Stock Units

In the second quarter of Fiscal 2012, we granted DSUs under our 2011 Plan covering 42,252 shares of our common stock to members of our Board of Directors. These DSUs vest in eleven equal monthly installments. The fair value of these awards totaled $0.6 million and will be recognized over the vesting period of the awards, with approximately $0.4 million to be recognized in Fiscal 2012. For the three and nine month periods ended December 31, 2011, we recognized $164,000 and $218,000, respectively, related to these awards as a component of selling and administrative expense on our Condensed Consolidated Statements of Operations.

Option Grants

In the first quarter of Fiscal 2012, we granted options to purchase 250,000 shares of our common stock under our 2005 Plan to certain of our executive officers and other employees. The stock options were granted at the fair market value of our common stock on the dates of grant, which were $26.70 and $19.85 per share, respectively, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments. The value of all stock options granted, as determined using the Black-Scholes valuation model, was $2.7 million and is being recognized over the vesting periods. Approximately $0.6 million will be recognized in Fiscal 2012. For the three and nine month periods ended December 31, 2011, we recognized $108,000 and $398,000, respectively, related to these awards as a component of selling and administrative expense on our Condensed Consolidated Statements of Operations and have capitalized $46,000 and $69,000, respectively, related to these awards in property and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10K.

We also granted options to purchase 40,000 shares of our common stock to non-employees in connection with internal software development services relating to our Essentials™ line of businesses. The options were granted at the fair market value of our common stock on the dates of grant, which ranged from $17.43 to $22.20 per share, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments and will be revalued at the end of each reporting period until they vest. The value recognized will be capitalized and included in property and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K. For the three and nine months ended December 31, 2011, we capitalized $35,000 and $56,000, respectively, related to these awards.

During the second quarter of Fiscal 2012, we granted options to purchase an aggregate of 20,565 shares of our common stock to an employee and a member of our Board of Directors. The stock options were granted at the fair market values of our common stock on the dates of grant, which were $15.06 and $16.54 per share, respectively, and expire 10 years from the date of grant. The employee options vest annually from the date of grant in four equal installments. The grant for the member of our Board of Directors vests in eleven equal monthly installments. The value of the stock options granted, as determined using the Black-Scholes valuation model, was $0.1 million and is being recognized over the vesting periods. Approximately $61,000 will be recognized in Fiscal 2012. For the three and nine month periods ended December 31, 2011, we recognized $26,000 and $35,000, respectively, related to these grants as a component of selling and administrative expense on our Condensed Consolidated Statements of Operations.

During the third quarter of Fiscal 2012, we granted options to purchase a total of 370,000 shares of our common stock to Mr. Livek and Mr. Chemerow. The options were granted at the fair market value of our common stock on the date of grant, which was $13.29 per share, and expire 10 years from the date of grant. The options vest and become exercisable with respect to one-third of the shares on each of the second, third and fourth anniversaries of the date of grant. The fair value of the stock options granted, as determined using the Black-Scholes valuation model, was $2.2 million and is being recognized over the vesting period. Approximately $0.2 million related to these grants will be recognized in Fiscal 2012, of which $84,000 was recognized during the third quarter of Fiscal 2012 and was included as a component of selling and administrative expense on our Condensed Consolidated Statements of Operations.

Amendments to Stock-Based Award Agreements

In November 2011, Mr. Livek’s and Mr. Chemerow’s employment agreements were amended to extend the terms of the agreements and to modify the termination related provisions under certain circumstances.

The fair value of the modifications to the RSU awards was estimated to be $0.6 million, based on a Monte Carlo simulation, and will be recognized over the requisite service period. Approximately $106,000 related to these modifications will be recognized in Fiscal 2012, of which $41,000 was recognized during the third quarter of Fiscal 2012 as a component of selling and administrative expense on our Condensed Consolidated Statements of Operations.

During the nine month period ended December 31, 2011, we withheld a total of 28,752 shares, with a value of $0.5 million, relating to the net exercise of stock options as payment of the exercise price for such options and related withholding taxes.

Valuation of Non-Employee Award

Stock-based compensation in the three and nine month periods ended December 31, 2011 included a $0.1 million and a $2.5 million credit for the decrease in value of a stock award related to a compensation agreement entered into in the fourth quarter of Fiscal 2010 with a non-employee in connection with services provided relating to our Essentials™ lines of business. This award is revalued at the end of each reporting period utilizing the Black-Scholes valuation model and any change in value is recognized during the current period as a component of selling and administrative expenses in our Condensed Consolidated Statements of Operations. The decrease in the price of our common stock was the most significant factor in the reduction in value of the stock award in the first nine months of Fiscal 2012. The fair value of this award at December 31, 2011 and March 31, 2011 was $0.1 million and $2.6 million, respectively, and was recorded as a component of accrued compensation on our Condensed Consolidated Balance Sheets.

Note 5. Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	December 31, 2011		March 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Municipal tax exempt bond funds	$23,192	Level 1	$22,556	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first nine months of Fiscal 2012.

Marketable securities, all of which were classified as “available-for-sale” at December 31, 2011 and March 31, 2011, consisted of the following (in thousands):

	December 31, 2011	March 31, 2011
Municipal tax exempt bond funds
Amortized cost	$23,164	$22,596
Gross unrecognized holding gains	28	—
Gross unrecognized holding losses	—	(40)

Fair value	$23,192	$22,556

Note 6. Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Nine Months Ended December 31, 2011
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	(204)	—	(204)

Ending balance	$4,487	$531	$5,018

	Year Ended March 31, 2011
	AMI	HE	Total
Beginning balance	$3,396	$—	$3,396
Acquisition of Ciné-Chiffres	1,116	—	1,116
Acquisition of Media Salvation	—	531	531
Currency translation	179	—	179

Ending balance	$4,691	$531	$5,222

Other Intangible Assets

Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	December 31,	March 31,
	Period	2011	2011
Local relationships	7 to 10 years	$7,032	$7,299
Accumulated amortization		(1,240)	(671)

		5,792	6,628
Tradenames	1 to 3 years	50	51
Accumulated amortization		(32)	(20)

		18	31
Existing technology	6 months	66	66
Accumulated amortization		(66)	(33)

		—	33
Patents	20 years	72	30
Accumulated amortization		(2)	—

		70	30
Global relationships	Indefinite	7,400	7,400

Total		$13,280	$14,122

Amortization expense and currency translation were as follows (in thousands):

	Nine Months Ended December 31,
	2011	2010
Local relationships	$626	$361
Tradenames	13	13
Existing Technology	33	—
Patents	1	—
Currency translation	(57)	2

	$616	$376

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

Fiscal	Local Relationships	Tradenames	Patents	Total
Remainder of Fiscal 2012	$213	$4	$1	$218
2013	850	14	4	868
2014	850	—	4	854
2015	850	—	4	854
2016	851	—	4	855
Thereafter	2,178	—	53	2,231

	$5,792	$18	$70	$5,880

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$(1,947)	$(473)	$(1,810)	$22
Unrealized gain (loss) on foreign currency translation	(239)	(134)	(521)	16
Unrealized gain on investments, net of tax	(39)	(74)	39	(28)

Comprehensive income (loss)	$(2,225)	$(681)	$(2,292)	$10

Note 8. Share Repurchases

In May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. We did not repurchase any shares during the three months ended December 31, 2011. During the first nine months of Fiscal 2012, we repurchased 304,922 shares pursuant to this program at an average price of $14.24 per share for a total of $4.3 million. As of December 31, 2011, $0.7 million remained available for repurchases pursuant to this program.

Note 9. State of Oregon Loan

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. The loan is due on January 31, 2014 if it is not forgiven.

Note 10. Line of Credit Amendment

In December 2011, we amended our $15.0 million line of credit agreement with Wells Fargo Bank, N.A. to extend the maturity date to December 1, 2013. Interest on the line of credit is LIBOR plus 1.5 percent. The line of credit is secured by substantially all of our assets and includes certain financial covenants. At December 31, 2011, we had no outstanding borrowings under this agreement and we were in compliance with all of the financial covenants.

Note 11. Income Taxes

During the third quarter of Fiscal 2012, we recorded a $1.2 million valuation allowance to fully reserve against our deferred tax assets. Primarily due to our investments in acquisitions, as well as expansion of our AMI Division and our equity compensation structure, we have accumulated operating losses over the past twelve quarters. As a result, we evaluated various factors relating to these assets and determined that it was not more likely than not that all of our deferred tax assets would be realized. In the future, if we generate taxable income, we expect to be able to utilize these deferred tax assets, which should reduce future tax expense.

Note 12. New Accounting Guidance

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

ASU 2011-05

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. Since ASU 2011-05 only relates to presentation of comprehensive income, we do not believe our adoption of ASU 2011-05 in the first quarter of Fiscal 2013 will have any effect on our financial position, results of operations or cash flows.

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of ASU 2011-08 to have a material effect on our financial position, results of operations, or cash flows.

Note 13. Subsequent Events

Media Salvation Contingent Consideration

The agreement related to our January 3, 2011 acquisition of Media Salvation, Inc. contains provisions relating to contingent cash payments in the amount of $750,000 and contingent stock distributions valued at $2.0 million, which may be paid based on achieving certain performance requirements over a two-year period. On January 31, 2012, we issued 33,417 shares of our common stock with an acquisition date fair value of $1.0 million and made a cash payment of $250,000 in satisfaction of the first year contingent payout provisions. Both amounts had been previously accrued and, accordingly, there will be no net effect on our Condensed Consolidated Balance Sheets and no effect on our Condensed Consolidated Statements of Operations. Provisions for contingent payouts related to the second year of operations remain outstanding with potential for an additional $500,000 cash payment and 33,417 shares of our common stock to be issued.

Other

We have considered all events that have occurred subsequent to December 31, 2011 and through February 8, 2012 and determined that no additional disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•	our future results of operations and financial condition and future revenue and expenses, including declines in Home Entertainment (“HE”) Division revenue and increases in our Essentials™ revenue;

•	the future growth prospects for our business as a whole and individual business lines in particular;

•	continued contraction in the major “brick and mortar” retailers’ share of the home video rental market;

•	opportunities that could potentially benefit our customer base of retailers (“Participating Retailers”) participating in the Pay-Per-Transaction system™ (the “PPT System”);

•	expanding our product and service capabilities;

•	future acquisitions or investments;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	the impact of changes in the timing of movie releases;

•	the impact of fluctuations in foreign exchange rates or yields on the tax-exempt bond funds in which we invest;

•	increased spending on property and equipment; and

•	the impact of our recent business acquisitions.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“Fiscal 2011”) as filed with the Securities and Exchange Commission on June 10, 2011 for a discussion of reasons why our actual results may differ materially from our forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our expectations change.

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

Our AMI Division encompasses media measurement services across multiple screens and platforms and is delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, capture consumer viewing data, which is integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national and on demand television performance.

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

Our current spending, investments and long-term strategic planning is heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources towards our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $4.1 million, or 16.8%, in the first nine months of Fiscal 2012 compared to the first nine months of Fiscal 2011.

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

Also, the landscape of the home video rental market for “brick and mortar” retailers has seen significant changes. In the first half of calendar year 2010, a major retailer, Movie Gallery, closed all of its 2,000 stores. Also, Blockbuster Entertainment (“Blockbuster”) closed approximately 1,300 retail locations. In April 2011, Blockbuster’s assets were acquired by DISH Network Corporation (“DISH”). While DISH continues to operate the remaining locations, it recently announced that it will close additional stores. Although Movie Gallery and Blockbuster were not direct customers of ours, as a result of these closures, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers, the performance of our Participating Retailers, and our future financial results.

For the many regional chains and independent retailers who rent home entertainment products (DVD, Blu-ray and video games) to consumers, it is more effective to acquire “new release” rental inventory on a lease basis instead of purchasing the inventory. Our PPT System provides Participating Retailers the opportunity to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. Also, many of our arrangements are structured so that the Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs).

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

Results of Operations

Revenue

Revenue decreased $1.5 million, or 6.3%, to $22.2 million in the three month period ended December 31, 2011 (the “third quarter of Fiscal 2012”) compared to $23.7 million in the three month period ended December 31, 2010 (the “third quarter of Fiscal 2011”). Revenue decreased $5.9 million, or 8.2%, to $66.5 million in the nine month period ended December 31, 2011 compared to $72.4 million in the nine month period ended December 31, 2010. The decreases in revenue were primarily due to declines in revenue from our HE Division, partially offset by increases in AMI revenue primarily related to growth in our existing lines of business. These fluctuations are described in more detail below.

AMI Division

Revenue related to our Essentials™ business information service offerings increased primarily due to our continued investment in, and successful marketing of, these offerings. We expect continued future increases in our Essentials™ revenue as a result of further investments, development and expansion of new and existing services, both domestically and internationally.

Revenue information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Box Office Essentials™	$5,474	$4,521	$953	21.1%
OnDemand Essentials™	2,131	2,250	(119)	(5.3)%
TV Essentials™	2,294	1,449	845	58.3%

	$9,899	$8,220	$1,679	20.4%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Box Office Essentials™	$15,689	$13,389	$2,300	17.2%
OnDemand Essentials™	6,514	6,658	(144)	(2.2)%
TV Essentials™	6,009	4,102	1,907	46.5%

	$28,212	$24,149	$4,063	16.8%

The increases in Box Office Essentials™ revenues in the Fiscal 2012 periods were primarily due to the addition of new clients and rate increases for existing clients, as well as our acquisition of Ciné Chiffres in the third quarter of Fiscal 2011, which contributed $68,000 and $178,000, respectively, to the increases in the three and nine month periods ended December 31, 2011.

The decreases in OnDemand Essentials™ revenues in the Fiscal 2012 periods were due to a large non-recurring custom project in the Fiscal 2011 periods and the loss of a Mobile Essentials™ client who went out of business, both of which were partially offset by the addition of new clients and rate increases for existing clients.

The increases in TV Essentials™ revenues in the Fiscal 2012 periods were primarily due to the addition of new clients, primarily advertising agencies, local stations and networks.

HE Division

Revenue information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Transaction fees	$7,338	$9,680	$(2,342)	(24.2)%
Sell-through fees	1,976	2,317	(341)	(14.7)%
DRS	1,392	1,409	(17)	(1.2)%
Other	1,606	2,090	(484)	(23.2)%

	$12,312	$15,496	$(3,184)	(20.5)%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Transaction fees	$22,419	$30,646	$(8,227)	(26.8)%
Sell-through fees	6,047	7,536	(1,489)	(19.8)%
DRS	4,946	4,212	734	17.4%
Other	4,847	5,866	(1,019)	(17.4)%

	$38,259	$48,260	$(10,001)	(20.7)%

The decreases in transaction fees were primarily due to fewer rental transactions at our Participating Retailers, which decreased by 19.7% and 22.9%, respectively, in the three and nine month periods ended December 31, 2011 compared to the same periods of Fiscal 2011. Units with minimum guarantees also declined, resulting in a decrease in revenues of $0.3 million and $1.3 million, respectively, in the three and nine month periods ended December 31, 2011 compared to the same periods of the prior fiscal year, primarily due to the timing and quality of releases. The decreases in rental transactions were due to fewer Participating Retailers, fewer available Units and lower box office performance from theatrical titles in the Fiscal 2012 periods compared to the Fiscal 2011 periods, as well as continued changing market conditions. Also, we expect that Warner Brothers’ recent decision to release its video content in the retail channel before offering it to the rental market will have a negative impact on our PPT business for the remainder of Fiscal 2012.

The decreases in sell-through fees in the Fiscal 2012 periods compared to the Fiscal 2011 periods were due to a 15.7% and a 22.2% decrease, respectively, in sell-through volume, as well as a 19.5% and an 11.9% decrease, respectively, in the number of Units purchased at end-of-term, both as a result of overall declines in Units available for sale in the three and nine month periods ended December 31, 2011 compared to the same periods of Fiscal 2011. In addition, we experienced a 2.6% and a 0.8% decrease, respectively, in the average rate per transaction in the three and nine month periods ended December 31, 2011 compared to the same periods of Fiscal 2011, primarily due to a shift in the mix of available Units from our Program Suppliers.

The decrease in DRS revenue in the three months ended December 31, 2011 compared to the same period of the prior fiscal year was due to a $0.3 million decrease related to fewer transactions primarily as a result of a decline in transactions from Blockbuster, offset by an increase in revenue of $0.2 million as a result of the Media Salvation acquisition, which occurred during the fourth quarter of Fiscal 2011. The increase in DRS revenue in the first nine months of Fiscal 2012 compared to the same period of Fiscal 2011 was primarily due to a higher number of transactions from kiosk distributors, as well as additional revenue of $0.7 million from the Media Salvation acquisition.

The decreases in other revenue in the Fiscal 2012 periods compared to the Fiscal 2011 periods related primarily to reduced order processing fees as a result of the overall reduction in available Units.

Cost of Sales and Gross Margins

Cost of sales represents the direct costs to produce revenue.

In the AMI Division, cost of sales includes costs associated with certain Essentials™ business information offerings, and consists of costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

In the HE Division, cost of sales includes Unit costs, transaction costs, sell-through costs and freight costs. Sell-through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be affected by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in 100% cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new products, margins may not expand to any significant degree during any reporting period. As a result, it is difficult to predict the impact these Program Supplier revenue sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

Cost of sales decreased $2.5 million, or 17.7%, in the third quarter of Fiscal 2012 compared to the third quarter of Fiscal 2011, and decreased $5.9 million, or 14.3%, in the first nine months of Fiscal 2012 compared to the same period of Fiscal 2011.

AMI Division

Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Costs related to:
Amortization of internally developed software	$509	$390	$119	30.5%
Call center operation	1,177	1,098	79	7.2%
Obtaining, cleansing and processing data	1,796	1,505	291	19.3%

	$3,482	$2,993	$489	16.3%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Costs related to:
Amortization of internally developed software	$1,443	$1,054	$389	36.9%
Call center operation	3,559	3,258	301	9.2%
Obtaining, cleansing and processing data	5,408	3,211	2,197	68.4%

	$10,410	$7,523	$2,887	38.4%

The increases in costs of sales within the AMI Division in the Fiscal 2012 periods compared to the same periods of Fiscal 2011 resulted primarily from data supplier agreements which vary with revenue, the conversion of a data supplier agreement from a variable arrangement to a fixed-fee arrangement in December 2010, and increases in costs related to obtaining, cleansing and processing data due to arrangements in place with data providers.

HE Division

Cost of sales information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Costs related to:
Transaction fees	$5,437	$7,729	$(2,292)	(29.7)%
Sell-through fees	1,517	1,827	(310)	(17.0)%
Other	1,154	1,540	(386)	(25.1)%

	$8,108	$11,096	$(2,988)	(26.9)%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
	2011	2010
Costs related to:
Transaction fees	$16,775	$23,312	$(6,537)	(28.0)%
Sell-through fees	4,547	5,895	(1,348)	(22.9)%
Other	3,497	4,354	(857)	(19.7)%

	$24,819	$33,561	$(8,742)	(26.0)%

The decreases in cost of sales within the HE Division were primarily related to overall declines in Units available for sale.

Gross margins as a percentage of revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
AMI Division	64.8%	63.6%	63.1%	68.8%
HE Division	34.1%	28.4%	35.1%	30.5%

The increase in gross margin in the AMI Division in the three month period ended December 31, 2011 compared to the same period of Fiscal 2011 was primarily due to increases in revenues, which favorably impacted gross margins as a portion of our costs are fixed. The decline in gross margin in the AMI Division in the nine month period ended December 31, 2011 compared to the same period of Fiscal 2011 was primarily due to increased costs associated with a data provider agreement, which was converted from a variable arrangement based on revenues to a fixed-fee arrangement during December 2010.

The improvement in gross margin in the HE Division in the three month period ended December 31, 2011 compared to the same period of Fiscal 2011 was primarily due to fewer total Units including minimum guarantees. As noted previously, guarantee Units can result in 100% cost of sales on the titles in the first month in which they are released. The improvement in gross margin in the HE Division in the nine month period ended December 31, 2011 compared to the same period of Fiscal 2011 was due primarily to the increase in DRS revenue, which has higher margins, and also to fewer total Units with minimum guarantees.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expense information is as follows (dollars in thousands):

	Three Months Ended Dec. 31,		Dollar Change	% Change
Selling and administrative	2011	2010
AMI	$5,310	$5,882	$(572)	(9.7)%
HE	2,193	2,025	168	8.3%
Corporate	4,092	3,731	361	9.7%

	$11,595	$11,638	$(43)	(0.4)%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
Selling and administrative	2011	2010
AMI	$14,072	$15,419	$(1,347)	(8.7)%
HE	6,468	6,013	455	7.6%
Corporate	11,814	11,697	117	1.0%

	$32,354	$33,129	$(775)	(2.3)%

AMI Division

The decreases in selling and administrative expenses in the AMI Division in the three and nine month periods ended December 31, 2011 compared to the same periods of Fiscal 2011 were primarily due to a $0.1 million and a $2.5 million benefit, respectively, in the Fiscal 2012 periods related to the decrease in the value of a stock award granted to a non-employee that is valued at the end of each reporting period, compared to a $1.4 million and a $2.5 million charge, respectively, in the comparable Fiscal 2011 periods related to this award. These decreases were partially offset by increased costs associated with expansion of our AMI Division.

HE Division

The increases in selling and administrative expenses in the HE Division in the three and nine month periods ended December 31, 2011 compared to the same periods of Fiscal 2011 were primarily due to costs relating to the Media Salvation acquisition, as well as increases in reserves on doubtful accounts.

Corporate

The increases in Corporate selling and administrative expenses in the three and nine month periods ended December 31, 2011 compared to the same periods of the prior fiscal year were primarily due to higher stock-based compensation costs as a result of equity awards granted to members of executive and senior management, as well as to members of our Board of Directors.

Income (Loss) from Operations

	Three Months Ended Dec. 31,		Dollar Change	% Change
Income (loss) from operations	2011	2010
AMI	$1,107	$(655)	$1,762	269.0%
HE	2,011	2,375	(364)	(15.3)%
Corporate	(4,092)	(3,731)	(361)	(9.7)%

	$(974)	$(2,011)	$1,037	51.6%

	Nine Months Ended Dec. 31,		Dollar Change	% Change
Income (loss) from operations	2011	2010
AMI	$3,730	$1,207	$2,523	209.0%
HE	6,972	8,686	(1,714)	(19.7)%
Corporate	(11,814)	(11,697)	(117)	(1.0)%

	$(1,112)	$(1,804)	$692	38.4%

AMI Division

The increases in income from operations in the AMI Division in the three and nine month periods ended December 31, 2011 compared to the same periods of Fiscal 2011 were primarily due to the increases in revenue and decreases in the value of a stock award granted to a non-employee that is valued at the end of each reporting period. These factors were partially offset by increased spending related to expansion of our AMI Division and increases in obtaining, cleansing and processing data due to arrangements in place with data providers.

HE Division

The decreases in income from operations in the HE Division in the three and nine month periods ended December 31, 2011 compared to the same periods of Fiscal 2011 were primarily due to lower revenues and increased selling and administrative expenses, partially offset by improved gross margins.

Corporate

The increases in loss from operations in Corporate in the three and nine month periods ended December 31, 2011 compared to the same periods of the Fiscal 2011 were due to the increases in selling and administrative expenses.

Other Income

Other income of $0.1 million in the nine month period ended December 31, 2010 represented a gain on the liquidation of a long-term, cost-based investment.

Income Taxes

Our effective tax rate, which was 136.9% in the first nine months of Fiscal 2012, was negatively affected by the recording of a $1.2 million valuation allowance to fully reserve against our deferred tax assets.

Primarily due to our investments in acquisitions, as well as expansion of our AMI Division and our equity compensation structure, we have accumulated operating losses over the past twelve quarters. As a result, we evaluated various factors relating to these assets and determined that it was not more likely than not that all of our deferred tax assets would be realized. In the future, if we generate taxable income, we expect to be able to utilize these deferred tax assets, which should reduce future tax expense.

Our effective tax rate, which was a benefit of 101.7% in the first nine months of Fiscal 2011, was positively affected by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2012. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

Cash and cash equivalents and marketable securities decreased $2.0 million to $24.4 million at December 31, 2011 from March 31, 2011. This decrease resulted primarily from $3.4 million used for the purchase of equipment and capitalized IT costs and $4.3 million used for the repurchase of common stock. These factors were partially offset by $5.7 million provided by operating activities and $0.5 million of proceeds received from a loan from the State of Oregon. Portions of our cash and cash equivalents are held in our foreign subsidiaries. We may not be able to repatriate these funds without significant tax implications. As of December 31, 2011, we had $1.2 million in foreign bank accounts, which we plan to use to fund our international expansion and growth.

We had $23.2 million invested in tax-exempt bond funds as of December 31, 2011. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $3.4 million to $13.3 million at December 31, 2011 from March 31, 2011, primarily due to lower revenues in the HE Division in the third quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.

During the first nine months of Fiscal 2012, we spent $3.4 million on property and equipment, including $2.4 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $5.0 million on property and equipment in all of Fiscal 2012, including approximately $3.3 million for the capitalization of internally developed software, primarily for the development of systems for our Essentials™ lines of business, computer equipment and renovations to our corporate offices. Additionally, we will be reimbursed from the landlord for a portion of the costs associated with these renovations, which is treated as a lease incentive, the value of which will reduce rent expense over the remaining lease term.

Accounts payable decreased $2.8 million to $4.4 million at December 31, 2011 from March 31, 2011, primarily due to the timing of payments to our Program Suppliers.

Accrued compensation decreased $2.3 million to $3.9 million at December 31, 2011 from March 31, 2011, primarily due to a $2.6 million decrease in accrued stock-based compensation that will be settled in cash and relates to an agreement with a non-employee, which fluctuated with our stock price during the first nine months of Fiscal 2012.

Deferred revenue of $1.5 million at December 31, 2011 included amounts related to quarterly and annual subscriptions for our services.

Deferred rent, current and long-term, of $1.4 million at December 31, 2011 represents amounts received for qualified renovations on our corporate headquarters and free rent for the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term, which is expected to end December 31, 2021, at the rate of approximately $13,000 per quarter.

In May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. We did not repurchase any shares during the three months ended December 31, 2011. During the first nine months of Fiscal 2012, we repurchased 304,922 shares pursuant to this program at a weighted average price of $14.24 per share for a total of $4.3 million. As of December 31, 2011, $0.7 million remained available for repurchases pursuant to this program.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. At December 31, 2011, we had no outstanding borrowings under this agreement and we were in compliance with all of the financial covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. As of December 31, 2011, we are on schedule towards meeting those requirements. The loan is due on January 31, 2014 if it is not forgiven.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Fiscal 2011 Annual Report on Form 10-K.

New Accounting Guidance

See Note 12 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our reported market risks since the filing of our Fiscal 2011 Annual Report on Form 10-K.

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

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Fiscal 2011 Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	1995 Restated Bylaws of Rentrak Corporation (as amended through July 11, 2011). Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 4, 2011.

10.1	Second Amendment to Credit Agreement dated December 1, 2011 between Rentrak Corporation and Wells Fargo Bank, National Association.

10.2	Revolving Line of Credit Note dated December 1, 2011 between Rentrak Corporation and Wells Fargo Bank, National Association.

10.3*	Amendment to Employment Agreement, effective as of November 6, 2011, between Rentrak Corporation and William P. Livek. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on November 10, 2011.

10.4*	Amendment to Employment Agreement, effective as of November 6, 2011, between Rentrak Corporation and David I. Chemerow. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on November 10, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2012	RENTRAK CORPORATION

	By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer