Form 10-K
period 2012-03-31
RENTRAK CORP
filed 2012-06-08
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000‑15159
________________________________________

RENTRAK CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0780536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7700 NE Ambassador Place, Portland, Oregon	97220
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 503‑284-7581
Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($12.59) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2011), was $129,594,976.

The number of shares outstanding of the Registrant’s Common Stock as of June 4, 2012 was 11,081,917 shares.
_____________________________________________
Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10‑K, by reference, portions of its Proxy Statement for its 2012 Annual Meeting of Shareholders.

RENTRAK CORPORATION
2012 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Annual Report on Form 10-K include, in particular, statements regarding:

•
our future results of operations and financial condition and future revenue and expenses, including declines in Home Entertainment (“HE”) Division revenue and increases in our Entertainment Essentials™ revenue as a result of further investments, development and expansion of new and existing services, both domestically and internationally;

•	the future growth prospects for our business as a whole and individual business lines in particular, including adding new clients, adjusting rates and increasing business activity;

•
investing significant resources in the continued development and expansion of a comprehensive service that will provide business insights, research and analytics across multiple media platforms and allow users to comprehend how content is being consumed by end users, interpret the effect such consumption has on other media platforms, understand consumer adoption of new platforms and visualize cross-platform consumption;

•
building our analytic capabilities to move our products from data- to knowledge-based products and services and our ability to leverage these investments and generate revenue and earnings streams that contribute to our overall success;

•	increases in our costs over the next twelve months;

•	continued contraction in the major “brick and mortar” retailers' share of the home video rental market;

•	opportunities that could potentially benefit our customer base of retailers (“Participating Retailers”) participating in the Pay-Per-Transaction system™ (the “PPT System”);

•	the negative impact on our PPT business for Fiscal 2013 as a result of Warner Brothers' decision to release its video content in the retail channel before offering it to the rental market;

•	expanding our product and service capabilities, including the capability of our OnDemand service to provide cross platform reporting for on demand content viewed beyond the television set;

•	advances in advertising technology;

•	improved results from our foreign operations as a result of a change in our internal management report structure;

•	future acquisitions or investments;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	the impact of changes in the timing of movie releases and the relation between the timing of the release of movies to home video to their theatrical release;

•	the impact of fluctuations in foreign exchange rates or yields on the tax-exempt bond funds in which we invest;

•	increased spending on property and equipment in Fiscal 2013 for the capitalization of internally developed software, computer equipment, renovations to our corporate offices and other purposes;

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2013; and

•	the impact of our recent business acquisitions.

These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•	successfully develop, expand and/or market new services to new and existing customers, including our media measurement services, in order to increase revenue and/or create new revenue streams;

•	timely acquire and integrate into our systems various third party databases;

•	compete with companies that may have financial, marketing, sales, technical or other advantages over us;

•	successfully deal with our data providers, who are much larger than us and have significant financial leverage over us;

•
successfully manage the impact on our business of the economic environment generally, both domestic and international, and in the markets in which we operate, including the financial condition of any of our suppliers or customers or the impact of the economic environment on our suppliers’ or customers’ ability to continue their services with us and/or fulfill their payment obligations to us;

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

Overview

We are a global digital media measurement, research and distribution company, serving the entertainment, television and advertising industries. Our web-based products measure and report consumer media consumption across multiple platforms, devices and distribution channels. We process and aggregate data from hundreds of billions of transactions from multiple screens in which entertainment content is viewed, whether at the box office, from a television screen, over the internet, on a smart phone or most other devices, whether purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases report comprehensive results across most viewing platforms and are fused with third-party consumer segmentation and purchase databases. Our systems and services help our clients better understand and analyze how audiences view and respond to content, which enables content producers, advertisers and advertising agencies to make better programming decisions and directly target consumers, which helps them plan, buy and sell advertising across most of the entertainment screens.

Rentrak Corporation is an Oregon corporation and was incorporated in 1977. We are headquartered in Portland, Oregon, with additional United States and international offices.

We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) operating division includes our media measurement services. Our HE operating division includes our distribution services as well as services that measure, aggregate and report consumer rental activity on film and video game product from traditional “brick and mortar,” online and kiosk retailers. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal management reporting structure. As a result, all prior periods have been restated to reflect this change.

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

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our PPT System. Within this system, video retailers are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers on a revenue sharing basis. By providing second- and third-tier retailers the opportunity to acquire new inventory in the same manner as major national chains, our PPT System enables retailers, regardless of size, to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our rental Studio Direct Revenue Sharing (“DRS”) services, which grant content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee for service basis.

AMI Division

Our media measurement services, offered primarily on a recurring subscription basis, are distributed to clients through patent pending software systems and business processes, and capture data and other intelligence viewed on multiple screens across every platform within the entertainment industry.

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $6.8 million, or 19.8%, in the fiscal year ended March 31, 2012 ("Fiscal 2012") compared to the fiscal year ended March 31, 2011 ("Fiscal 2011").

The AMI Division's most significant lines of business are:

•	Box Office Essentials™;

•	OnDemand Essentials™, and related OnDemand Everywhere products; and

•	TV Essentials™, which includes StationView Essentials.

Typical clients subscribing to our services include motion picture studios, television networks and stations, cable and telco operators, advertisers and advertising agencies.

Theatrical Box Office content:

Box Office Essentials™ reports domestic and international theatrical gross receipts and attendance data to motion picture studios and movie theater owners. Rentrak is the only provider of this key information to the motion picture industry. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, both real-time and historical. Data is obtained via electronic connectivity, phone or fax to theater box offices and is collected for the majority of all movie theaters in the United States, Canada, Guam, Puerto Rico, Russia, Hong Kong, the United Kingdom, Ireland, Italy, Australia, New Zealand, Japan, South Korea, Taiwan, Germany, Austria, the Netherlands, France, Mexico, Colombia, Venezuela, Argentina, Brazil, Portugal, Chile and Spain. Box Office Essentials™ delivers box office results from more than 80,000 movie screens in 24 countries throughout the world.

Box Office Essentials™ data is published in the Hollywood Reporter, Daily Variety, USA Today, Yahoo and the LA Times and is the source for most box office reporting globally.

We have long-term relationships with each of the six major Hollywood studios (“Global Clients”) in the United States and abroad. Currently, there are no other competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants.

Television, Broadband Video and Mobile Device Content
We provide our customers with second-by-second performance metrics that demonstrate real consumer viewing behavior for scheduled, interactive, video on demand (“VOD”) and digital video recorder ("DVR") television content. We aggregate transaction-level data from large sample sizes, which in many cases is full census tracking, providing users with the competitive advantage of more informed decision-making. These web-based reporting systems provide clients with instant access to the tools needed to track content and consumer behavior across multiple platforms. Our systems provide insights relating to how audiences respond to programming content and advertising. The current commercially launched component products of these systems include TV Essentials™, which includes StationView Essentials and OnDemand Everywhere products, which include OnDemand Essentials™, OnDemand AdEssentials™, Internet TV Essentials, Digital Download Essentials and Mobile TV Essentials™. These products are described below.

Linear Television content:

TV Essentials™ is a comprehensive suite of research tools that calculates anonymous second-by-second audience viewing patterns in all facets of television programming and advertising including linear, DVR and interactive television viewing. By providing transaction-level performance metrics from millions of televisions, TV Essentials™ provides insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Developed with the potential capacity to handle data from the nation’s 115 million television households, the system can isolate individual market, network, series or telecast performances, administer national and local estimates and provide an evaluation of influencing factors such as psychographics (attributes relating to personality, values, attitudes, interests or lifestyles), purchase behaviors and advanced demographics for competitive, in-depth intelligence. Today, based on data from our current operator partners across multiple platforms, including cable, satellite and telco providers, we are translating viewing patterns from approximately 20 million digital televisions into insights for our clients. Additionally, one of the biggest advantages of TV Essentials™ is that it combines the stability and granularity of TV viewing data with marketing segmentation and advertiser databases, resulting in robust targeted TV viewership intelligence data. The TV Essentials™ service provides advertisers, advertising agencies and networks with advanced television targeting, which enables our customers to spend their advertising dollars more efficiently. For example, advertisers are able to target consumers who typically purchase their products.

Currently, we obtain data from four cable, internet, and telco data partners with whom we have multi-year contracts. These agreements allow us to commercially integrate viewing data into TV Essentials™. We also have developed the capability to integrate segmentation and consumer purchase databases to help our clients clearly define their advertising messages to consumers, and we continue to build our analytic capabilities to move our products from data- to knowledge-based products and services that interpret this data.

StationView Essentials is a television measurement and analytical service specifically designed to meet the unique needs of local television station markets. This service provides users with second-by-second viewing detail at the station level, enhancing their ability to understand viewer involvement and habits in local markets. By providing access to the linear television viewing patterns of millions, StationView Essentials ultimately allows television station management to better understand their audience viewing patterns and view competitive data from other local stations in their market. It also permits them to monitor daily program performance, improve audience retention by appropriately adjusting programming and selling their advertising more effectively thus eliminating costly make good advertisements due to the stability of our large database. The StationView Essentials database has been integrated with brand ratings and television household demographic ratings to provide stations with the tools they need to develop new advertising revenue streams.

VOD content:

OnDemand Essentials™ (“ODE”) provides multi-channel operators, content providers (including broadcast/cable networks and studios) with a transactional tracking and reporting system to view and analyze the performance of on demand content. This web-based system provides clients throughout the United States and Canada with access to the tools needed to track on demand content, trends and consumer behavior and represents information from over 105 million televisions from every major operator that offers VOD programming. Our system includes daily, census-level data of current and historical market- and title-level content performance from 38 multi-channel operators. We are expanding the capability of our OnDemand service to provide cross platform reporting for on demand content viewed beyond the television set (for example, Internet streaming, portable and mobile devices). We continue to work to obtain and/or incorporate data from new and existing providers relating to online, mobile and “Over the Top” content. We are well positioned to continue to grow this business by adding new clients and adjusting rates as business activity increases and as advanced advertising technology is rolled out by the industry.

OnDemand AdEssentials™ measures advertising within on demand content. This analysis includes reporting of ad campaigns across impressions, reach and frequency. With OnDemand Essentials™ and AdEssentials™, programmers and agencies have a robust set of tools needed to maximize on demand advertising revenue.

Broadband Video and Mobile Device content:

Digital Download Essentials is a reporting and auditing service providing performance intelligence on purchased and rented movie and television content downloaded or streamed via the Internet. It is tailored for clients who offer the majority of their online video products on a pay-per-transaction basis. The system provides a single integrated solution to report all Internet-based sales and rental transactions, including royalty calculations, on a global basis. Data is collected from iTunes, Xbox, Hulu, PlayStation and Amazon.

Internet TV Essentials processes online usage data to help clients manage their ad-supported online content. The service filters massive amounts of raw, disparate usage data and presents it to our clients in a uniform, easy-to-use format. Data is collected from iTunes and Hulu. Internet TV Essentials provides multi-platform content providers, online video aggregators and web-only portals the tools necessary to analyze trends and track online video usage data for their decision-making.

Mobile TV Essentials™ service can be customized to fit the specific needs of our clients, with applications for both on demand and live content accessed via any mobile device. It uses functionality from ODE and TV Essentials™, and gives users access to the data needed to monitor that content, which content includes video clips, games, mobile web apps, small message servicing (“SMS”) data (also known as text messaging), ring tones, wallpaper and music downloads. Data is collected from iTunes and Hulu. The Mobile TV Essentials™ service enables users to perform in-depth analysis of their mobile content and its viewers, including near real-time viewership, demographics analysis, geographic analysis and audience sharing and audience overlap, which provide clients with insights relating to viewers that simultaneously watch more than one channel.

Multiple Platform and Enhancements to Existing Services
We are investing significant resources in the continued development and expansion of a comprehensive service that will provide business insights, research and analytics across multiple media platforms including TV, DVR, Internet TV, mobile, digital purchases, on demand, home video, theatrical and retail. This system will be designed to compile usage data, using a common metric, to illustrate each platform’s individual contribution and compare it against other media platforms. With the ability to track records across various media, this new multiscreen service will be designed to allow users to comprehend how content is being consumed by end users, interpret the effect such consumption has on other media platforms, understand consumer adoption of new platforms, visualize cross-platform consumption and support more complex advertising models.

We are also making significant investments in our systems which support our existing service lines. We continue to integrate various third-party segmentation databases with our data, which we believe will help advertisers get the right message at the right time to the right consumer group. We continue to build our analytic capabilities, which enable us to move our products from data-based to more comprehensive and applicable knowledge-based products and services. These expenditures will likely increase our costs over the next twelve months. Longer-term, we believe we will be able to leverage these investments and generate revenue and earnings streams that contribute to our overall success.

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

HE Division

For the many regional chains and independent retailers who rent Units to consumers, it is more effective to acquire “new release” rental inventory on a lease basis instead of purchasing the inventory. Our PPT System provides Participating Retailers the opportunity to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace.

Under the PPT System, Participating Retailers have Units delivered to their store for a low, one-time upfront fee (ranging from $0 to $2 per Unit; most product is $1.50 or less). Leased movie rental revenue is then shared between the lessee (Participating Retailer), Rentrak and the Program Supplier. After 28 to 31 days, Participating Retailers can begin selling leased Units as “previously viewed” inventory and the "sell-through" revenue is generally shared between the Participating Retailer, Rentrak and the Program Supplier. Most of our programs have a six-month lease term and once this period has concluded, Participating Retailers can either return the remaining Units or buy them at a fraction of the retail cost (typically $0 to $1.75 per Unit). Under the PPT System, Participating Retailers can rent Units on the day of release and the average cost per Unit over the leasing term typically ranges between $8 to $12 per Unit, which is a fraction of the cost of using a wholesale distributor where Units generally cost between $18 and $20 per Unit.

Many of our arrangements are structured so that the Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs).

Marketing and Relationships with Program Suppliers

We currently market our PPT System throughout the United States and Canada. This system greatly simplifies the landscape for each Program Supplier by consolidating the thousands of individual independent retailers participating in our PPT System into one business partner. Program Suppliers negotiate one lease/service arrangement with Rentrak, and our PPT System manages the rest, including marketing and sales of content to Participating Retailers, order fulfillment, collection of point-of-sale ("POS") data, analytics, audit, billing of revenue sharing fees and collection of payments.

During Fiscal 2012, we offered titles from a number of Program Suppliers including: Alliance Films Inc.; Anchor Bay Entertainment, LLC; Lionsgate Films, Inc.; Millennium Media Services; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Summit Distribution, LLC; Twentieth Century Fox Home Entertainment, Inc.; Universal Studios Home Entertainment LLC; Vivendi Entertainment; and Warner Home Video, a division of Warner Bros. Home Entertainment Inc. Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and, in other cases, the contracts or arrangements provide that all titles released for distribution by the Program Supplier will be provided to us for the PPT System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT System. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us or the Participating Retailers. A loss of any one of our significant Program Suppliers could have an adverse effect on our financial condition and results of operations.

During Fiscal 2012, 2011 and 2010, we had several Program Suppliers that supplied product in excess of 10% of our total revenue as follows:

	2012	2011	2010
Program Supplier 1	10%	9%	11%
Program Supplier 2	9%	10%	11%
Program Supplier 3	7%	10%	12%
Program Supplier 4	6%	6%	10%

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles prior to home video distribution and our assessment of expected success in the home video rental market. At March 31, 2012, we had such guarantees with 24 Program Suppliers in amounts totaling approximately $1.0 million. We expect to make these payments during the first quarter of Fiscal 2013. Most of these amounts were included in cost of sales during Fiscal 2012, since we typically recognize these costs on each title’s release date.

Relationships with Participating Retailers

During Fiscal 2012, we had one customer within our HE Division that provided revenue in excess of 10% of our total revenues. This customer has been a customer for several years and represented 11% of our revenue in Fiscal 2012. We believe our relationships with our existing Participating Retailers remain strong.

The number of active Participating Retailers has declined during the past year as a result of store closures, which are, in part, due to the economic climate, as well as an increase in use by consumers of kiosks and other forms of content delivery, which is more fully described in the “Competition” section below. We currently anticipate that this trend will continue as other entertainment content delivery channels gain a larger share of the market.

The popularity of the other choices from which a consumer can obtain entertainment content has been growing, and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect revenue from our HE Division to continue to decline.

The landscape of the home video rental market for “brick and mortar” retailers has seen significant changes. In the first half of calendar year 2010, a major retailer, Movie Gallery, closed all of its 2,000 stores and exited the market. Also in 2010, Blockbuster Entertainment (“Blockbuster”) closed approximately 1,300 retail locations. In April 2011, Blockbuster’s assets were acquired by DISH Network Corporation (“DISH”). While DISH continues to operate approximately 1,000 locations, it continues to assess the financial performance of those stores and may close more in the future. Although Movie Gallery and Blockbuster were not direct customers of ours, as a result of these closures, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

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

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with third-party fulfillment providers to distribute the Units via both ground, which is our primary method, and overnight air courier to assure delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution for those Units were 3.0%, 3.1% and 3.3% of our consolidated cost of sales in Fiscal 2012, 2011 and 2010, respectively.

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

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to theatrically release their most promising movies during two periods of the year: early summer and during the holidays in the fourth calendar quarter. Since the release of movies to home video usually follows the theatrical release by approximately three to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video generally occur just prior to and/or during the fourth calendar quarter holidays and in late winter/early spring. We believe our volume of rental transactions and resulting revenue and earnings reflect, in part, this seasonal pattern. However, changes in the release of Units available to us for Participating Retailers and Units offered with minimum guarantees may obscure any seasonal effect. See also Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Competition

The HE Division continues to be affected by the changing dynamics in the home video rental market. This market is highly competitive, constantly changing and influenced greatly by consumer spending patterns, behaviors and technological advancements. The end consumer has a wide variety of choices from which to select his or her entertainment content and can easily shift from one provider to another. Some examples include renting Units from our Participating Retailers or any retailer, ordering product via online subscriptions and/or online distributors (mail delivery), renting or purchasing product from kiosk locations, subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite, telco or cable provider. Our PPT System focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis. Accordingly, we face competition from all of the wholesale distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other wholesale distributors have extensive distribution networks, long-standing relationships with Program Suppliers and retailers, and, in some cases, significantly greater financial resources. These wholesale distributors do not offer retailers content on a revenue sharing basis.

During the past two years, our Participating Retailers have experienced intense competition from kiosks operated by Redbox that offer significantly lower prices on "1 day only" rental Units. We have seen a dramatic increase in consumer use of this alternate delivery method. Currently, we believe that the timing, depth and breadth of Units available via kiosks are not as favorable as those available through our systems. Also, as Redbox formalizes revenue sharing agreements with certain studios, our DRS services, which are described below, benefit from this shift since we process that activity on behalf of these studios.

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

Growth in kiosks and by-mail subscription activity has shifted consumer behavior from purchase to rental, causing studios to emphasize retail sales and VOD activity, both of which provide them with greater earnings per transaction than the rental methods. Approximately two years ago, three Program Suppliers (Warner, Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. This delay creates an opportunity for our “brick and mortar” retailers to maximize rental and sales activity prior to competing with the lower cost rental alternatives. To compensate Redbox and Netflix for agreeing to receive product nearly a month after “brick and mortar” retailers, product costs for Redbox and Netflix were reduced. Netflix was also given improved access to digital streaming content. During the past six months, Warner has decided not to release product to Redbox or Netflix for the first 56 days after the initial release and to any of its rental distributors for the first 28 days after the initial release in an effort to stimulate retail sales. Other studios may decide to implement similar “windows” in the future. A decrease or increase in the length of delay of product for any of these rental distributors could have a positive or negative impact on our Participating Retailers.

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, such as the following: (1) online movie rental subscription services, such as Netflix; (2) direct broadcast satellite providers, such as DIRECTV and DISH Network Corporation; (3) cable providers, such as Time Warner and Comcast, which offer “pay-per-view” and VOD content; (4) telecommunication providers, such as AT&T and Verizon; and (5) delivery of programming via the Internet, such as Apple’s iTunes, Hulu.com and Google’s YouTube. Technological improvements in any of these distribution methods, perceived greater convenience by customers, as well as potential lower pricing models, may make these options more attractive to consumers and thereby materially diminish the demand for Unit rentals in “brick and mortar” locations. Such a reduction could have an adverse effect on our results of operations and financial condition.

Studio Direct Revenue Sharing (DRS)

Our DRS services include entertainment content relating to physical Units rented and/or purchased by large “brick and mortar” retailers, online retailers and kiosks, such as Blockbuster Entertainment, Netflix and Redbox ("DRS Retailers"). Our services are tailored to meet the needs of content providers, which include major studios and independent program suppliers, such as Twentieth Century Fox Home Entertainment, Universal Studios Home Entertainment LLC and Sony Pictures Home Entertainment. For each DRS client we collect, process, audit, summarize and report the number of transactions and corresponding revenue generated on each title distributed to each DRS retailer on a revenue sharing basis. We also provide in-depth inventory tracking by title, retailer and location. Additionally, we conduct numerous periodic physical audits of DRS retailers, combined with actual testing of transactions processed through their POS systems, and electronic auditing, using multiple methods of validation and recovery, to ensure all DRS inventory is utilized in a manner consistent with the terms of its revenue sharing arrangement with our DRS clients.

A number of risks may adversely affect the size and profitability of our DRS services. For example, if the overall size of the home entertainment rental market contracts significantly, and/or the large “brick and mortar,” kiosks and online retailers’ share of the overall rental market declines significantly, a major content provider discontinues the use of our services, the amount of data we process and audit on behalf of our DRS clients would also be reduced, resulting in a corresponding decrease in our DRS revenue.

Trademarks, Copyrights, Proprietary Rights and Patents

We have registered our RENTRAK™, PPT™, Pay Per Transaction™, Box Office Essentials™, Home Video Essentials™, OnDemand Essentials™, Video Game Essentials™, Retail Essentials™, AdEssentials™, Business Intelligence Essentials™, TV Essentials™, Mobile TV Essentials™, ForMovies™, Ontrak™ and RPM™ trademarks and applied to register other marks under federal trademark laws. We have applied to register and obtained registered status in several foreign countries for many of our trademarks. We believe our Entertainment Essentials™ software is entitled to copyright protection. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services, and we intend to take appropriate action to halt infringement and protect against improper usage.

We have applied for patents related to certain of our proprietary technologies, primarily for our Entertainment Essentials™ Suite of products. We believe our proprietary technologies, in combination with our ability to innovate and our personnel, provide us with advantages over our competitors’ technologies. There is no assurance, however, that we will be able to obtain patents covering such proprietary technologies.

Employees

As of March 31, 2012, we employed 327 full-time associates and 121 part-time associates. We consider our relations with our associates to be good.

Financial Information About Industry Segments, Enterprise-Wide Data and Geographic Information

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

Our Entertainment Essentials™ services are dependent on several factors for long-term success, including our ability to compete with larger and more seasoned competitors in this market. Our primary competitors currently are Nielsen, Kantar and TiVo. Each of these competitors has significantly greater resources than we do, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, we face other obstacles. For instance, data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data, which is a key component of our systems. The owners of the data may also impose greater restrictions on the use and reporting of data, which may make it difficult to realize fully the opportunities we anticipate for our products and related services. Further, the marketplace (such as advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors could have an adverse effect on our ability to grow these services, which could lead to a material adverse effect on our results of operations, financial condition and cash flows.

We may be unable to obtain requisite data and other content to source our systems which provide our Entertainment Essentials™ services.

Our Entertainment Essentials™ services rely on data collected from a wide variety of sources. Once received, the data must be reviewed, processed, integrated and, at times, converted to our required file format. If we are unable to obtain quality data feeds and process that data in a timely manner, we may not be able to meet the needs of our clients, and we could lose clients. The loss of a significant number of Entertainment Essentials™ clients would have an adverse impact on our ability to grow our Entertainment Essentials™ lines of business, which could result in a material adverse effect on our results of operations, financial condition and cash flows.

Our business model continues to shift from the HE Division to the AMI Division, which has a limited history and may not be able to grow as quickly as we expect.

Our business has historically focused on the HE Division, which represented 54.5% of our total revenue for Fiscal 2012. Revenue has been steadily declining in this division, and, while we are attempting to slow that revenue decline, our future success depends upon the growth and success of the AMI Division, which has a limited history. An inability to grow revenue in the AMI Division and/or achieve our expected operating results could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We primarily operate within the entertainment industry. Our overall success depends on the success of national networks and local stations, studios, cable operators, data providers, advertisers, advertising agencies and others within our AMI Division and our Participating Retailers and Program Suppliers within our HE Division. The success of these businesses is dependent on consumer economic activity. For example, our Participating Retailers rely on their customers to rent Units, which is a discretionary activity for most consumers. Also, our Box Office Essentials™ clients depend on consumers being interested in, and financially able to attend, movies in theaters. Changes in the economic climate and consumer spending could impact the financial condition of our Participating Retailers, Program Suppliers, customers, studios and others. Such changes that affect our customers could, in turn, decrease the demand for our products, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Additionally, if customers of our Entertainment Essentials™ services and our Participating Retailers experience financial difficulties, they may be unable to continue to purchase our services or pay for services in a timely manner, if at all. This could have a material adverse affect on our results of operations, financial condition and cash flows.

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

Historically, after the initial release of a movie to theaters, studios would then exclusively distribute the movie to the home video retail market (typically three to five months after the theatrical release) prior to distributing it in other forms throughout the industry, such as video-on-demand. This created a competitive advantage for our Participating Retailers due to the early distribution window. Some studios have started testing the simultaneous release of their movies to the home video market and through cable, satellite and Internet video-on-demand channels. Approximately two years ago, three Program Suppliers (Warner, Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. During the past six months, Warner has decided not to release product to Redbox or Netflix for the first 56 days after the initial release and to any of its rental distributors for the first 28 days after the initial release in an effort to stimulate retail sales. Should studios change the timing of their release windows, or eliminate the exclusive distribution window for the home video retail market, our Participating Retailers may experience reduced revenue as consumers would have simultaneous access to movies via additional distribution channels. Since we share in our Participating Retailers' revenue, this would negatively affect our results of operation, financial condition and cash flows.

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

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of Units at very large traditional and online retailers and kiosk locations that have revenue sharing agreements directly with major studios. There are a number of risks that may adversely affect the size and profitability of this DRS business. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS retailers. Should these clients end those relationships, they would have no need for our services. Second, our clients could decide to invest the resources necessary to provide these services internally. Lastly, if the overall size of the home entertainment rental market contracts significantly, or the large “brick-and-mortar” and online retailers’ share of the overall rental market declines substantially, the amount of data we process and audit on behalf of our clients would also be reduced, resulting in a corresponding decrease in our revenue. These and other factors could potentially reduce the demand for our services and the quantity of data we process, which would negatively affect our results of operations, financial condition and cash flows.

If our efforts to attract and retain our base of Participating Retailers are not successful, our operations may be adversely affected.

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

The future success of our company is highly dependent on our ability to maintain and grow our base of clients who subscribe to our Entertainment Essentials™ suite of services.

The success of our AMI Division depends on effective software solutions, marketing, sales and customer relations for our current services, as well as acceptance of future enhancements and new services by our existing and prospective clients. If we are unable to both retain existing clients and secure new clients for our Entertainment Essentials™ services, our results of operations, financial condition and cash flows will be adversely affected.

Our Entertainment Essentials™ services are highly dependent on employees who are skilled and experienced in information technologies.

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

Measurement services are receiving a high level of consumer group and government scrutiny relating to the privacy issues around the methodologies used in targeted advertising.

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

If we are unable to acquire, establish and maintain our information management systems to ensure accurate, reliable and timely data processed in an efficient and cost effective manner, we may not be able to meet the needs of existing clients and may not be able to enhance existing services or develop new lines of business. This inability could have an adverse effect on our business and long-term growth prospects.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks, or other attempts to harm our systems. Our data centers are located in areas with potential risk of earthquakes. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenues and results of operations.

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

The trading price of our common stock has, at times, experienced substantial price volatility and may continue to be volatile. For example, our common stock price has fluctuated from a high of $27.00 to a low of $11.52 for the 52 weeks ended March 31, 2012. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most significant locations, all of which are leased under operating leases, include the following:

Location	Use
Portland, Oregon	Corporate headquarters
Los Angeles, California	AMI Division
New York, New York	AMI Division
Fort Lauderdale, Florida	AMI Division
Munich, Germany	Box Office Essentials™
Madrid, Spain	Box Office Essentials™
London, England	Box Office Essentials™
Paris, France	Box Office Essentials™
Sydney, Australia	Box Office Essentials™
Mexico City, Mexico	Box Office Essentials™
Buenos Aires, Argentina	Box Office Essentials™
Rio de Janeiro, Brazil	Box Office Essentials™

See Note 14 of Notes to Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We currently have no material outstanding litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $0.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” The closing price of our common stock on the NASDAQ Global Market on June 4, 2012 was $16.09. As of June 4, 2012 there were 192 holders of record of our common stock.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the NASDAQ Global Market:

Fiscal 2012	High	Low
Quarter 1	$27.00	$16.56
Quarter 2	19.29	11.52
Quarter 3	14.78	11.57
Quarter 4	23.03	14.15

Fiscal 2011	High	Low
Quarter 1	$25.64	$20.28
Quarter 2	27.33	21.81
Quarter 3	30.16	24.83
Quarter 4	30.89	22.63

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last 13 fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This chart compares the five-year cumulative total return on our common stock with that of the NASDAQ Composite index and a custom peer group, which was selected by us. The chart assumes $100 was invested on March 31, 2007, in our common stock, the NASDAQ Composite index and the peer group, and that any dividends were reinvested. The Peer Group is composed of: Acxiom Corp., Arbitron Inc., ComScore Inc., Harris Interactive Inc., Hastings Entertainment Inc. and Nielsen Holdings NV. The peer group index utilizes the same method of presentation and assumptions for the total return calculation as does Rentrak and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
Rentrak Corporation	$100.00	$77.42	$57.58	$137.88	$172.23	$145.23
NASDAQ Composite	100.00	89.92	64.23	99.43	118.58	128.96
Peer Group	100.00	71.00	33.67	66.95	78.43	82.71

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	Year Ended March 31, (1)
Statement of Operations Data	2012	2011	2010	2009	2008
Revenue:
AMI Division	$41,415	$34,584	$19,979	$12,656	$10,383
HE Division	49,656	62,504	71,097	82,310	82,805
Total revenue	91,071	97,088	91,076	94,966	93,188
Cost of sales	48,125	54,853	58,277	62,575	61,814
Gross margin	42,946	42,235	32,799	32,391	31,374
Operating expenses:
Selling and administrative expense	48,854	44,838	33,723	27,145	25,768
Income (loss) from operations	(5,908)	(2,603)	(924)	5,246	5,606
Interest income, net	477	470	1,151	1,108	1,651
Other, net	—	125	—	—	—
Income (loss) before income taxes	(5,431)	(2,008)	227	6,354	7,257
Income tax provision (benefit)	995	(1,241)	(349)	991	2,663
Net income (loss)	$(6,426)	$(767)	$576	$5,363	$4,594
Basic net income (loss) per share	$(0.57)	$(0.07)	$0.05	$0.51	$0.43
Diluted net income (loss) per share	$(0.57)	$(0.07)	$0.05	$0.49	$0.41
Shares used in per share calculations:
Basic	11,197	10,962	10,527	10,561	10,728
Diluted	11,197	10,962	11,013	11,047	11,227

(1) Prior period amounts are reclassified to reflect the move of Digital Download Essentials from Home Entertainment into the AMI division.

	March 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Cash and marketable securities	$27,753	$26,377	$19,925	$34,475	$31,848
Working capital	23,844	28,460	30,627	43,244	41,043
Total assets	72,881	76,175	64,806	59,878	57,149
Long-term liabilities	3,154	2,203	2,267	2,938	4,145
Stockholders’ equity	50,525	56,373	51,228	46,977	43,672

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) operating division includes our media measurement services. Our Home Entertainment (“HE”) operating division includes our distribution services as well as services that measure, aggregate and report consumer rental activity on film and video game product from traditional “brick and mortar,” online and kiosk retailers.

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

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our Pay-Per-Transaction ("PPT") System. Within this system, video retailers ("Participating Retailers") are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers ("Program Suppliers") on a revenue sharing basis. By providing second- and third-tier retailers the opportunity to acquire new inventory in the same manner as major national chains, our PPT System enables retailers everywhere, regardless of size, to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our rental Studio Direct Revenue Sharing (“DRS”) services, which grants content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee for service basis.

During the fourth quarter of Fiscal 2012, Digital Download Essentials and Home Entertainment Essentials was moved from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal management reporting structure. As a result, all prior periods have been restated to reflect this change. Also during the fourth quarter of Fiscal 2012, we reorganized our international offices and incurred costs of $1.1 million, which are included in selling and administrative costs on our Consolidated Statements of Operations. As a result of this reorganization, we expect improved results from our foreign operations.

See “Forward-Looking Statements” on page 2.

AMI Division

Our media measurement services, offered primarily on a recurring subscription basis, are distributed to clients through patent pending software systems and business processes, and capture data and other intelligence viewed on multiple screens across various platforms within the entertainment, television and advertising industries.

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $6.8 million, or 19.8%, in Fiscal 2012 compared to Fiscal 2011.

The AMI Division lines of business are:

•	Box Office Essentials™;

•	OnDemand Essentials™, and related OnDemand Everywhere products; and

•	TV Essentials™, which includes StationView Essentials.

Typical clients subscribing to our services include motion picture studios, television networks and stations, cable and telco operators, advertisers and advertising agencies.

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

End consumers' usage of other options for obtaining entertainment content, such as kiosks, continues to increase and our Participating Retailers’ market share has been negatively affected. Thus, for the foreseeable future, we expect revenue from our HE Division to continue to decline.

The landscape of the home video rental market for “brick and mortar” retailers has seen significant changes. In the first half of calendar year 2010, a major retailer, Movie Gallery, closed all of its 2,000 stores. Also, Blockbuster Entertainment (“Blockbuster”) closed approximately 1,300 retail locations. In April 2011, Blockbuster’s assets were acquired by DISH Network Corporation (“DISH”). While DISH continues to operate the remaining locations, in February 2012 it announced that it will close additional stores. Although Movie Gallery and Blockbuster were not direct customers of ours, as a result of these closures, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

For the many regional chains and independent retailers who rent home entertainment products (DVD, Blu-ray and video games) (“Units”) to consumers, it is more effective to acquire “new release” rental inventory on a lease basis instead of purchasing the inventory. Our PPT System provides Participating Retailers the opportunity to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. Also, many of our arrangements are structured so that the Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs).

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

Sources of Revenue

Revenue by segment includes the following:

AMI Division

Subscription fee and other revenue, primarily relating to custom reports, from:

•	Box Office Essentials™;

•	OnDemand Essentials™, and related OnDemand Everywhere products, and

•	TV Essentials™, which includes StationView Essentials.

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

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees, which are generated when Units are ordered by, and distributed to, Participating Retailers.

Results of Operations

	Year Ended March 31, (1)
	2012		2011			2010
(Dollars in thousands)	Dollars	% of revenue	Dollars	% of revenue		Dollars	% of revenue
Revenue:
AMI Division	$41,415	45.5%	$34,584	35.6%	$	$19,979	21.9%
HE Division	49,656	54.5	62,504	64.4		71,097	78.1
	91,071	100.0	97,088	100.0		91,076	100.0
Cost of sales	48,125	52.8	54,853	56.5		58,277	64.0
Gross margin	42,946	47.2	42,235	43.5		32,799	36.0
Operating expenses:
Selling and administrative	48,854	53.6	44,838	46.2		33,723	37.0
Loss from operations	(5,908)	(6.5)	(2,603)	(2.7)		(924)	(1.0)
Other income:
Interest income, net	477	0.5	470	0.5		1,151	1.3
Other, net	—	—	125	0.1		—	—
Income (loss) before income taxes	(5,431)	(6.0)	(2,008)	(2.1)		227	0.2
Income tax provision (benefit)	995	1.1	(1,241)	(1.3)		(349)	(0.4)
Net income (loss)	$(6,426)	(7.1)%	$(767)	(0.8)%	$	$576	0.6%

(1)	Percentages may not add due to rounding.

Revenue

Revenue decreased $6.0 million, or 6.2%, to $91.1 million in Fiscal 2012 compared to $97.1 million in Fiscal 2011. The decrease in revenue was primarily due to a decline in revenue from our HE Division, partially offset by an increase in AMI revenue primarily related to growth in our existing lines of business. These fluctuations are described in more detail below.

Revenue increased $6.0 million, or 6.6%, to $97.1 million in Fiscal 2011 compared to $91.1 million in Fiscal 2010. The increase in revenue was due to an increase in AMI revenue related to our acquisition of Nielsen EDI Limited and certain assets of The Nielsen Company (United States), LLC (the "EDI Business") in the fourth quarter of Fiscal 2010, as well as growth in other AMI lines of business, partially offset by declines in revenue from the HE Division as described in more detail below.

AMI Division

Revenue related to our Entertainment Essentials™ business information service offerings increased in both comparable periods primarily due to our continued investment in and successful marketing of these offerings. We expect continued future increases in our Entertainment Essentials™ revenue as a result of further investments, development and expansion of new and existing services, both domestically and internationally.

Revenue information related to our AMI Division was as follows (dollars in thousands):

	Year Ended March 31,		Dollar
	2012	2011	Change	% Change
Box Office Essentials™	$21,046	$18,255	$2,791	15.3%
OnDemand Essentials™	11,143	10,537	606	5.8%
TV Essentials™	9,226	5,792	3,434	59.3%
	$41,415	$34,584	$6,831	19.8%

	Year Ended March 31,		Dollar
	2011	2010	Change	% Change
Box Office Essentials™	$18,255	$8,139	$10,116	124.3%
OnDemand Essentials™	10,537	8,400	2,137	25.4%
TV Essentials™	5,792	3,215	2,577	80.2%
All Other	—	225	(225)	(100.0)%
	$34,584	$19,979	$14,605	73.1%

The increase in Box Office Essentials™ revenue in Fiscal 2012 compared to Fiscal 2011 was primarily due to the addition of new clients and rate increases for existing clients, as well as our acquisition of Ciné Chiffres in the third quarter of Fiscal 2011, which contributed $0.1 million to the increase.

The increase in Box Office Essentials™ revenue in Fiscal 2011 compared to Fiscal 2010 was primarily due to our acquisition of the EDI Business in the fourth quarter of Fiscal 2010, which contributed $11.5 million and $1.8 million in Fiscal 2011 and Fiscal 2010, respectively. Our acquisition of Ciné Chiffres in the third quarter of Fiscal 2011 contributed $0.1 million to the increase. Subscription fees revenue also increased as a result of rate increases for existing accounts.

The increase in OnDemand Essentials™ revenue in Fiscal 2012 compared to Fiscal 2011 was due primarily to rate increases for existing clients, as well as the addition of new clients. These factors were partially offset by a large non-recurring custom project in Fiscal 2011.

The increase in OnDemand Essentials™ revenue in Fiscal 2011 compared to Fiscal 2010 was due to a combination of adding new clients, providing custom reports and securing rate increases for existing clients.

The increase in TV Essentials™ revenue in Fiscal 2012 compared to Fiscal 2011 was primarily due to the addition of new clients, including local stations, networks and advertising agencies.

The increase in TV Essentials™ revenue in Fiscal 2011 compared to Fiscal 2010 was primarily due to the addition of clients who subscribe to our systems and other fees relating to periodic custom work.

HE Division

Revenue information related to our HE Division was as follows (dollars in thousands):

	Year Ended March 31,		Dollar
	2012	2011	Change	% Change
Transaction fees	$30,633	$40,175	$(9,542)	(23.8)%
Sell-through fees	7,937	9,993	(2,056)	(20.6)%
DRS	5,629	5,799	(170)	(2.9)%
Other	5,457	6,537	(1,080)	(16.5)%
	$49,656	$62,504	$(12,848)	(20.6)%

	Year Ended March 31,		Dollar
	2011	2010	Change	% Change
Transaction fees	$40,175	$46,824	$(6,649)	(14.2)%
Sell-through fees	9,993	11,255	(1,262)	(11.2)%
DRS	5,799	5,081	718	14.1%
Other	6,537	7,937	(1,400)	(17.6)%
	$62,504	$71,097	$(8,593)	(12.1)%

The decrease in transaction fees in Fiscal 2012 compared to Fiscal 2011 was primarily due to fewer rental transactions at our Participating Retailers, which decreased by 22.4%. Units with minimum guarantees also declined, resulting in a decrease in revenues of $0.6 million, primarily due to the timing and number of major motion picture releases. The decrease in rental transactions was due to fewer Participating Retailers, fewer available Units and lower box office performance from theatrical titles in Fiscal 2012 compared to Fiscal 2011, as well as continued changing market conditions. Also, Warner Brothers decided to release its video content in the retail channel before offering it to the rental market, which had a negative impact on the number of Units available to us and represented 5.5% of the decline in revenue. We expect this decision to continue to negatively impact our PPT business for Fiscal 2013.

The decrease in transaction fees in Fiscal 2011 compared to Fiscal 2010 was primarily due to fewer rental transactions at our Participating Retailers, which decreased by 16.3%, partially offset by a 3.6% increase in the rate per transaction, which excludes the impact of minimum guarantees. Minimum guarantees increased $0.3 million in Fiscal 2011 compared to Fiscal 2010 due to the timing and number of major motion picture releases. The decrease in rental transactions was due to fewer Participating Retailers, as well as continued changing market conditions.

The decrease in sell-through fees in Fiscal 2012 compared to Fiscal 2011 was due to a 22.5% decrease in sell-through volume, as well as a 19.4% decrease in the number of Units purchased at end-of-term, both as a result of overall declines in Units available for sale. In addition, we experienced a 1.7% decrease in the average rate per transaction in Fiscal 2012 compared to Fiscal 2011, primarily due to a shift in the mix of available Units from our Program Suppliers.

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

The decrease in DRS revenue in Fiscal 2012 compared to Fiscal 2011 was due to fewer transactions, primarily as a result of a decline in transactions from Blockbuster, offset by an increase in revenue of $0.8 million as a result of our acquisition of Media Salvation during the fourth quarter of Fiscal 2011.

The increase in DRS revenue in Fiscal 2011 compared to Fiscal 2010 was primarily due to higher volumes of transactions from online retailers and the addition of kiosk transactions in Fiscal 2011, partially offset by fewer transactions as a result of Movie Gallery’s store closures. The increase also reflects our acquisition of Media Salvation, which contributed $0.3 million to the increase.

The decrease in other revenue in Fiscal 2012 compared to Fiscal 2011 and in Fiscal 2011 compared to Fiscal 2010 related primarily to reduced order processing fees as a result of the overall reduction in available Units.

Cost of Sales and Gross Margins

Cost of sales represents the direct costs to produce revenue.

In the AMI Division, cost of sales includes costs associated with certain Entertainment Essentials™ business information offerings, and consists of costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse, process and integrate data as well as maintain our systems.

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

Cost of sales decreased $6.7 million, or 12.3%, in Fiscal 2012 compared to Fiscal 2011 and decreased $3.4 million, or 5.9%, in Fiscal 2011 compared to Fiscal 2010.

Cost of sales information related to our AMI Division follows (dollars in thousands):

	Year Ended March 31,		Dollar
	2012	2011	Change	% Change
Costs related to:
Amortization of internally developed software	$2,162	$1,746	$416	23.8%
Call center operation	4,793	4,506	287	6.4%
Obtaining, cleansing and processing data	7,814	5,018	2,796	55.7%
	$14,769	$11,270	$3,499	31.0%

	Year Ended March 31,		Dollar
	2011	2010	Change	% Change
Costs related to:
Amortization of internally developed software	$1,746	$1,309	$437	33.4%
Call center operation	4,506	2,668	1,838	68.9%
Obtaining, cleansing and processing data	5,018	2,869	2,149	74.9%
	$11,270	$6,846	$4,424	64.6%

The increase in costs of sales within the AMI Division in Fiscal 2012 compared to Fiscal 2011 resulted primarily from arrangements with some of our data suppliers that provide for cost increases as our revenue increases, the conversion of a data supplier agreement from a variable arrangement to a fixed-fee arrangement in December 2010, and increases in costs related to obtaining, cleansing and processing data due to arrangements in place with data providers.

The increase in costs of sales within the AMI Division in Fiscal 2011 compared to Fiscal 2010 resulted primarily from increased costs related to our call center operations and obtaining, cleansing and processing data. The increased costs in our call center operation were primarily due to the addition of the EDI Business, which operates call centers in numerous foreign locations. The increase in costs related to obtaining, cleansing and processing data was primarily due to growth in our service offerings and revenue sharing arrangements in place with data providers.

Cost of sales information related to our HE Division follows (dollars in thousands):

	Year Ended March 31,		Dollar
	2012	2011	Change	% Change
Costs related to:
Transaction fees	$22,904	$30,472	$(7,568)	(24.8)%
Sell-through fees	5,976	7,806	(1,830)	(23.4)%
Other	4,476	5,305	(829)	(15.6)%
	$33,356	$43,583	$(10,227)	(23.5)%

	Year Ended March 31,		Dollar
	2011	2010	Change	% Change
Costs related to:
Transaction fees	$30,472	$35,603	$(5,131)	(14.4)%
Sell-through fees	7,806	9,140	(1,334)	(14.6)%
Other	5,305	6,688	(1,383)	(20.7)%
	$43,583	$51,431	$(7,848)	(15.3)%

The decreases in cost of sales within the HE Division in Fiscal 2012 and Fiscal 2011 were primarily related to the decreases in revenue discussed above.

Gross margins as a percentage of divisional revenues were as follows:

	Year Ended March 31,
	2012	2011	2010
AMI Division	64.3%	67.4%	65.7%
HE Division	32.8%	30.3%	27.7%

The decrease in gross margin in the AMI Division in Fiscal 2012 compared to Fiscal 2011 was primarily due to increased costs associated with one of our data provider agreements, which converted to a fixed fee agreement in the third quarter of Fiscal 2011, and higher costs associated with amortization of our internally developed systems.

The increase in gross margin in the AMI Division in Fiscal 2011 compared to Fiscal 2010 was primarily due to the increase in revenue, partially offset by a $0.7 million charge in the third quarter of Fiscal 2011 related to an amendment to an agreement with one of our data providers. This amendment allows us to provide more robust information reporting to our clients and furthers our efforts toward moving our products from data- to knowledge-based products and services that interpret this data. Additionally, the agreement was converted from a variable agreement based on revenue to a fixed-fee arrangement.

The increase in gross margin in the HE Division in Fiscal 2012 compared to Fiscal 2011 was primarily due to fewer total available and rented Units including minimum guarantees. As noted previously, guarantee Units can result in 100% cost of sales on the titles in the first month in which they are released.

The increase in gross margins in the HE Division in Fiscal 2011 compared to Fiscal 2010 was primarily due to the increase in DRS revenue, which has higher margins.

Selling and Administrative

Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, and other general corporate expenses.

Selling and administrative expense information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar
Selling and administrative	2012	2011	Change	% Change
AMI	$25,918	$21,310	$4,608	21.6%
HE	6,705	7,497	(792)	(10.6)%
Corporate	16,231	16,031	200	1.2%
	$48,854	$44,838	$4,016	9.0%

	Year Ended March 31,		Dollar
Selling and administrative	2011	2010	Change	% Change
AMI	$21,310	$11,903	$9,407	79.0%
HE	7,497	7,353	144	2.0%
Corporate	16,031	14,467	1,564	10.8%
	$44,838	$33,723	$11,115	33.0%

AMI Division

The increase in selling and administrative expenses in the AMI Division in Fiscal 2012 compared to Fiscal 2011 was primarily due to an increase in the number of employees and other costs associated with the expansion of our AMI Division of $5.3 million, and reorganization costs of $1.1 million related to our international operations, offset by a reduction of $1.9 million of expense related to the value of a stock award granted to a non-employee that is valued at the end of each reporting period. Our long-term strategic plan is heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally and we consider these expenses to be investments which will leverage this business.

The increase in selling and administrative expenses in the AMI Division in Fiscal 2011 compared to Fiscal 2010 was primarily due to a $5.6 million increase related to costs associated with the EDI Business and a $2.4 million charge in Fiscal 2011 related to the increase in the value of a stock award granted to a non-employee that is valued at the end of each reporting period, compared to a $0.2 million charge in Fiscal 2010 related to this award. Increased costs associated with expansion of our AMI Division and our acquisition of Ciné Chiffres also contributed to the overall increase.

HE Division

The decrease in selling and administrative expenses in the HE Division in Fiscal 2012 compared to Fiscal 2011 was primarily due to a reduction in overall headcount for the year.

The increase in selling and administrative expenses in the HE Division in Fiscal 2011 compared to Fiscal 2010 was primarily due to our Media Salvation acquisition.

Corporate

The increase in Corporate selling and administrative expenses in Fiscal 2012 compared to Fiscal 2011 was primarily due to higher maintenance, occupancy and general operating costs, offset by lower stock-based compensation expense, lower costs for fringe benefits and increases in capitalized software development costs.

The increase in Corporate selling and administrative expenses in Fiscal 2011 compared to Fiscal 2010 was primarily due to increases in stock-based compensation as a result of the full-year impact of awards made to the CEO and CFO, offset by lower base compensation.

Income (Loss) from Operations (dollars in thousands):

	Year Ended March 31,		Dollar
Income (loss) from operations	2012	2011	Change	% Change
AMI	$728	$2,004	$(1,276)	(63.7)%
HE	9,595	11,424	(1,829)	(16.0)%
Corporate	(16,231)	(16,031)	(200)	1.2%
	$(5,908)	$(2,603)	$(3,305)	127.0%

	Year Ended March 31,		Dollar
Income (loss) from operations	2011	2010	Change	% Change
AMI	$2,004	$1,230	$774	62.9%
HE	11,424	12,313	(889)	(7.2)%
Corporate	(16,031)	(14,467)	(1,564)	10.8%
	$(2,603)	$(924)	$(1,679)	181.7%

Other Income

Other income of $0.1 million in Fiscal 2011 represented a gain on the liquidation of a long-term, cost-based investment.

Income Taxes

Our effective tax rate was an expense of 18.3% in Fiscal 2012. The rate was negatively affected by the recording of a $4.0 million valuation allowance to fully reserve against our deferred tax assets.

Primarily due to our investments in acquisitions, as well as expansion of our AMI Division and our equity compensation structure, we have accumulated operating losses over the past three fiscal years. As a result, we evaluated various factors relating to these assets and determined that it was not more likely than not that all of our deferred tax assets would be realized. In the future, if we generate taxable income, we expect to be able to utilize these deferred tax assets, which should reduce future tax expense.

Our effective tax rate was a benefit of 61.8% in Fiscal 2011. The rate was positively impacted by federal and state research and experimentation credits of $0.8 million, earnings on marketable securities that are exempt from federal income taxes of $0.2 million and the tax impact of income in foreign locations of $0.1 million, offset by increases in reserves on tax positions of $0.3 million.

Our effective tax rate was a benefit of 153.7% in Fiscal 2010. The rate was positively impacted by federal and state research and experimentation credits of $0.2 million, earnings on marketable securities that are exempt from federal income taxation of $0.2 million, lower tax rates in foreign jurisdictions of $0.1 million and tax benefits relating to net reductions in our tax contingencies of $0.3 million due to a lapse of the applicable statute of limitations on tax positions taken in prior fiscal years.

Inflation

We believe that the impact of inflation was minimal on our business in Fiscal 2012, 2011 and 2010.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2013.

Cash and cash equivalents and marketable securities increased $1.4 million to $27.8 million at March 31, 2012 from March 31, 2011. This increase resulted primarily from $10.2 million provided by operating activities and $0.5 million of proceeds received from a loan from the State of Oregon. These factors were offset by $5.1 million used for the purchase of equipment and capitalization of internally developed software for our business information service offerings and $4.3 million used for the repurchase of common stock. Portions of our cash and cash equivalents are held in our foreign subsidiaries. We may not be able to repatriate these funds without significant tax implications. As of March 31, 2012, we had $1.7 million in foreign bank accounts, which we plan to use to fund our international expansion and growth.

We had $22.2 million invested in a tax-exempt bond fund as of March 31, 2012. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $2.5 million to $14.3 million at March 31, 2012 from March 31, 2011, primarily due to lower revenues in the HE Division in the fourth quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.

During Fiscal 2012, we spent $5.1 million on property and equipment, including $3.3 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $5.8 million on property and equipment in Fiscal 2013, including approximately $3.7 million for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. Our total spending also includes amounts for computer equipment and renovations to our corporate offices. As of March 31, 2012, we have been reimbursed

$0.6 million from the landlord for a portion of the costs associated with these renovations. This amount is treated as a lease incentive, the value of which will reduce rent expense over the remaining lease term.

Accounts payable decreased $1.9 million to $5.3 million at March 31, 2012 from March 31, 2011, primarily due to the timing of payments to our Program Suppliers.

Accrued compensation increased $2.6 million to $8.8 million at March 31, 2012 from March 31, 2011, primarily due to $1.1 million of severance related accruals associated with our international reorganization, increases in bonus accruals of $0.9 million and a $0.5 million increase in accrued stock-based compensation that will be settled in cash and relates to an agreement with a non-employee, which fluctuated with our stock price during Fiscal 2012.

Deferred revenue increased $0.7 million to $1.9 million at March 31, 2012 from March 31, 2011 primarily due to increases in quarterly and annual subscriptions for our services.

Deferred rent, current and long-term, of $1.9 million at March 31, 2012 represents amounts received for qualified renovations on our corporate headquarters and free rent during the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term, which is expected to end December 31, 2021, at the rate of approximately $28,000 per quarter. The deferred rent related to free rent will also be amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2013.

In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2012, 276,633 shares remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. In addition, in May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. We did not repurchase any shares during the three months ended March 31, 2012. During all of Fiscal 2012, we repurchased 304,922 shares pursuant to this program at a weighted average price of $14.24 per share for a total of $4.3 million. As of March 31, 2012, $0.7 million remained available for repurchases pursuant to this program. However, no additional shares were repurchased pursuant to this program before it expired in May 2012.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. In December, 2011, the agreement was amended to include a requirement that we maintain cash liquidity of three times the amount of all cumulative quarterly losses. One of the financial covenants relates to reporting after-tax income of not less than $1.00 on an annual basis. Wells Fargo Bank N.A. waived the income and cash liquidity requirements for the year ended March 31, 2012. On May 31, 2012, the credit line was amended to add a requirement that we maintain at least $10.0 million in cash liquidity. At March 31, 2012, we had no outstanding borrowings under this agreement and are in compliance with the remaining covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. As of March 31, 2012, we are on schedule towards meeting those requirements. The loan is due on January 31, 2014 if it is not forgiven.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2012 follows (in thousands):

	Payments Due By Fiscal Period
Contractual Obligations	Total	2013	2014 and 2015	2016 and 2017	2018 and beyond
Operating lease obligations	$15,509	$2,641	$3,734	$3,000	$6,134
Total Contractual Obligations	$15,509	$2,641	$3,734	$3,000	$6,134

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

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenue from our customers as well as our suppliers, which vary by studio and relate to single films, typically major motion picture releases. These guarantees, which totaled $13.0 million, $15.8 million and $19.2 million, respectively, in Fiscal 2012, 2011 and 2010, are contractually fixed on the street date and are nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

During the fourth quarter of Fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Entertainment Essentials™ line of business, in which we developed reporting tools specifically relating to its unique business requirements. We recognized revenue in accordance with the completed-contract method and, accordingly, we recognized the revenue and related costs when the development project was completed during the second quarter of Fiscal 2010.

We recognize our business information services revenue ratably over the period of service. Revenue related to custom work projects is recognized upon delivery and acceptance by the customer.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $0.6 million at both March 31, 2012 and 2011. See also Schedule II, Valuation and Qualifying Accounts included in Item 8 of this Annual Report on Form 10-K.

Deferred Taxes

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carry-forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets. As of March 31, 2012 and 2011, we had a valuation allowance of $4.1 million and $0.2 million, respectively, recorded against our federal net operating and capital loss carry-forwards, as well as those net operating and capital loss carry-forwards in various state and foreign jurisdictions. Net deferred tax liabilities totaled $31,000 as of March 31, 2012 and net deferred tax assets totaled $1.4 million as of March 31, 2011.

Accounting for Unrecognized Tax Benefits

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2012 and 2011, the total amount of unrecognized tax benefits was $1.0 million and $1.3 million, respectively, including penalties and interest of $91,000 and $105,000, respectively. All unrecognized tax benefits at March 31, 2012 would affect the effective tax rate if recognized. See Note 11 of Notes to Consolidated Financial Statements.

Capitalized Software

Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software, which is used by us to provide various services to clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize this software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years from the date of utilization. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Based on these reviews, we recorded impairment charges of $8,000 and $199,000 in Fiscal 2011 and 2010, respectively. No impairment charges were recorded in Fiscal 2012. Changes in technology could affect our estimate of the useful life of those assets. Capitalized software costs, net of accumulated amortization, totaled $6.8 million and $6.2 million at March 31, 2012 and 2011, respectively. We also had $1.5 million and $1.2 million as of March 31, 2012 and 2011, respectively, of capitalized costs associated with software projects which are still in the application development stage.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”), stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”) and restricted stock units (“RSUs”), based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes options pricing model and Monte Carlo simulations for valuing our stock-based awards with a conversion or exercise price.

The use of the Black-Scholes and Monte Carlo valuation models to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest and market-based awards. However, we have not reduced the stock-based compensation expense for estimated forfeitures because there is no basis for estimating future forfeitures since most unvested awards are held by members of senior management.  We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures are significant, our results of operations could be materially affected.

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

We operate globally and have exposure to market risk from changes in foreign exchange rates. In most markets, we generate revenue and expenses in local currencies. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from functional currency to our reporting currency (the United States Dollar) for consolidation purposes. Our most significant foreign currency risks relate to the Euro, the Argentine Peso and the Canadian Dollar. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a $0.3 million decrease to our operating loss for the year ended March 31, 2012.

We have exposure to interest rate risk related to our marketable securities and, to a lesser extent, our cash deposits. Our marketable securities are investments in a municipal tax exempt bond fund. We monitor this account regularly and have evaluated and assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows. Unrealized gains and losses on these investments will fluctuate and, historically, have not been significant. Our unrealized gain on this investment as of March 31, 2012 was immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 8, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 8, 2012

Rentrak Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except per share amounts)

	March 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$5,526	$3,821
Marketable securities	22,227	22,556
Accounts and notes receivable, net of allowances for doubtful accounts of $649 and $645	14,260	16,713
Taxes receivable and prepaid taxes	—	1,726
Deferred tax assets, net	48	152
Other current assets	985	1,091
Total Current Assets	43,046	46,059
Property and equipment, net of accumulated depreciation of $17,032 and $13,750	10,846	8,834
Deferred tax assets, net	—	1,242
Goodwill	5,101	5,222
Other intangible assets, net of accumulated amortization of $1,579 and $724	13,165	14,122
Other assets	723	696
Total Assets	$72,881	$76,175
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$5,291	$7,223
Accrued liabilities	3,215	3,022
Accrued compensation	8,781	6,144
Deferred revenue	1,915	1,210
Total Current Liabilities	19,202	17,599
Deferred rent, long-term portion	1,819	942
Taxes payable, long-term	731	1,261
Deferred tax liability, long-term	79	—
Note payable and accrued interest	525	—
Total Liabilities	22,356	19,802
Commitments and Contingencies	—	—
Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,078 and 11,243	11	11
Capital in excess of par value	55,125	54,358
Accumulated other comprehensive income	341	530
Retained earnings (accumulated deficit)	(4,952)	1,474
Total Stockholders' Equity	50,525	56,373
Total Liabilities and Stockholders' Equity	$72,881	$76,175

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)

	For the Year Ended March 31,
	2012	2011	2010
Revenue	$91,071	$97,088	$91,076
Cost of sales	48,125	54,853	58,277
Gross margin	42,946	42,235	32,799
Operating expenses:
Selling and administrative	48,854	44,838	33,723
Loss from operations	(5,908)	(2,603)	(924)
Other income:
Interest income, net	477	470	1,151
Other, net	—	125	—
Income (loss) before income taxes	(5,431)	(2,008)	227
Provision (benefit) for income taxes	995	(1,241)	(349)
Net income (loss)	$(6,426)	$(767)	$576
Basic net income (loss) per share	$(0.57)	$(0.07)	$0.05
Diluted net income (loss) per share	$(0.57)	$(0.07)	$0.05
Shares used in per share calculations:
Basic	11,197	10,962	10,527
Diluted	11,197	10,962	11,013

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) For The Years Ended March 31, 2012, 2011 and 2010 (In thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2009	10,420,937	$11	$45,504	$(203)	$1,665	$46,977
Net income	—	—	—	—	576	576
Unrealized gain on foreign currency translation	—	—	—	208	—	208
Unrealized gain on investments, net of tax	—	—	—	84	—	84
Comprehensive income	—	—	—		—	868
Common stock issued pursuant to stock plans	141,950	—	1,118		—	1,118
Common stock used to pay for option exercises and taxes	(3,590)	—	(75)		—	(75)
Common stock issued in exchange for deferred stock units	66,000	—	—		—	—
Deferred stock units granted to Board of Directors	—	—	675		—	675
Stock-based compensation expense - options	—	—	559		—	559
Stock-based compensation expense - restricted stock units	—	—	947		—	947
Common stock repurchased	(29,850)	—	(302)		—	(302)
Income tax effect from stock-based compensation	—	—	461		—	461
Balance at March 31, 2010	10,595,447	$11	$48,887	$89	$2,241	$51,228
Net loss	—	—	—	—	(767)	(767)
Unrealized gain on foreign currency translation	—	—	—	474	—	474
Unrealized loss on investments, net of tax	—	—	—	(33)	—	(33)
Comprehensive loss	—	—	—		—	(326)
Common stock issued pursuant to stock plans	801,787	—	3,009		—	3,009
Common stock used to pay for option exercises	(47,973)	—	(1,173)		—	(1,173)
Common stock used to pay for taxes associated with option exercises	(89,222)	—	(2,224)		—	(2,224)
Common stock issued in exchange for deferred stock units	66,750	—	—		—	—
Common stock used to pay for taxes associated with vested RSUs	(84,173)	—	(2,152)		—	(2,152)
Deferred stock units granted to Board of Directors	—	—	1,201		—	1,201
Contingent equity consideration related to acquisition	—	—	2,000		—	2,000
Stock-based compensation expense - options	—	—	1,160		—	1,160
Stock-based compensation expense - restricted stock units	—	—	2,397		—	2,397
Income tax effect from stock-based compensation	—	—	1,253		—	1,253

Rentrak Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For The Years Ended March 31, 2012, 2011 and 2010
(In thousands, except share amounts)—cont'd

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2011	11,242,616	$11	$54,358	$530	$1,474	$56,373
Net loss	—	—	—	—	(6,426)	(6,426)
Unrealized loss on foreign currency translation	—	—	—	(284)	—	(284)
Unrealized gain on investments, net of tax	—	—	—	95	—	95
Comprehensive loss	—	—	—	—	—	(6,615)
Common stock issued pursuant to stock plans	158,808	—	1,008	—	—	1,008
Common stock used to pay for option exercises	(40,344)	—	(746)	—	—	(746)
Common stock used to pay for taxes associated with option exercises	(11,704)	—	(210)	—	—	(210)
Common stock issued in satisfaction of contingent payouts related to acquisition	33,417	—	—	—	—	—
Deferred stock units granted to Board of Directors	—	—	792	—	—	792
Stock-based compensation expense - options	—	—	3,451	—	—	3,451
Stock-based compensation expense - restricted stock units	—	—	711	—	—	711
Common stock repurchased	(304,922)	—	(4,341)	—	—	(4,341)
Income tax effect from stock-based compensation	—	—	102	—	—	102
Balance at March 31, 2012	11,077,871	$11	$55,125	$341	$(4,952)	$50,525

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	For the Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(6,426)	$(767)	$576
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Tax benefit from stock-based compensation	81	1,253	461
Depreciation and amortization	4,351	3,432	2,329
Impairment of capitalized software projects	—	8	199
Stock-based compensation	5,118	6,714	2,361
Excess tax benefits from stock-based compensation	—	(3,987)	(332)
Deferred income taxes	1,425	(1,813)	(245)
Gain on liquidation of investment	—	(104)	—
Loss (gain) on sale of assets	1	(15)	—
Realized gain on marketable securities	(73)	(12)	(374)
Interest on note payable	25	—	—
Adjustment to allowance for doubtful accounts	4	80	(32)
(Increase) decrease, net of effect of acquisitions, in:
Accounts and notes receivable	2,453	2,505	(982)
Taxes receivable and prepaid taxes	1,726	(491)	(4)
Other assets	93	(212)	113
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	(1,932)	935	(942)
Taxes payable	(421)	248	(227)
Accrued liabilities and compensation	2,127	(2,101)	1,659
Deferred revenue	705	(262)	(549)
Deferred rent	944	(23)	(59)
Net cash provided by operating activities	10,201	5,388	3,952
Cash flows from investing activities:
Purchase of marketable securities	(18,403)	(14,911)	(7,300)
Sale or maturity of marketable securities	18,971	9,800	20,200
Proceeds from the sale of assets	—	17	—
Proceeds from the liquidation of investment	—	224	—
Purchase of property and equipment	(5,135)	(3,591)	(3,703)
Cash paid for acquisitions, net of cash acquired	—	(1,930)	(16,659)
Net cash used in investing activities	(4,567)	(10,391)	(7,462)
Cash flows from financing activities:
Proceeds from note payable	500	—	—
Issuance of common stock	262	1,836	1,043
Excess tax benefits from stock-based compensation	—	3,987	332
Repurchase of common stock	(4,341)	—	(302)
Net cash provided by (used in) financing activities	(3,579)	5,823	1,073
Effect of foreign exchange translation on cash	(350)	566	271
Increase (decrease) in cash and cash equivalents	1,705	1,386	(2,166)

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)—cont'd

Cash and cash equivalents:
Beginning of year	3,821	2,435	4,601
End of year	$5,526	$3,821	$2,435
Supplemental non-cash information:
Capitalized stock-based compensation	$362	$474	$36
Supplemental cash flow information:
Income taxes paid	328	156	384
Income tax refunds	2,101	264	643

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Overview

Rentrak Corporation is located in Portland, Oregon, and has several locations throughout the world. We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) operating division includes our media measurement services. Our Home Entertainment (“HE”) operating division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film and video game product from traditional “brick and mortar,” online and kiosk retailers.

Our AMI Division encompasses media measurement services across multiple screens and platforms and is delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, capture consumer viewing data, which is integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national, on demand and "Over the Top" television performance.

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our Pay-Per-Transaction (“PPT”) System. Within this system, video retailers (“Participating Retailers”) are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers (“Program Suppliers”) on a revenue sharing basis. By providing second- and third-tier retailers the opportunity to acquire new inventory in the same manner as major national chains, our PPT System enables retailers, regardless of size, to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our rental Studio Direct Revenue Sharing (“DRS”) services, which grants content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee for service basis.

During the fourth quarter of Fiscal 2012, Digital Download Essentials and Home Entertainment Essentials was moved from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal management reporting structure. As a result, segment disclosures for all prior periods have been restated to reflect this change.

We categorize corporate and other expenses separately because those costs are not allocated to a specific segment.

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

•
The products or services have been delivered; for home entertainment content products (DVDs, Blu-ray Discs, etc.) (collectively, “Units”) released within our HE Division, we believe this condition is met when the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

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

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenue from our customers as well as our suppliers, vary by studio and relate to single films, typically major motion picture releases. These revenue guarantees, which totaled $13.0 million, $15.8 million and $19.2 million, in Fiscal 2012, 2011 and 2010, respectively, are contractually fixed on the street date and are nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

During the fourth quarter of Fiscal 2008, we entered into a long-term agreement with a customer/supplier relating to our Entertainment Essentials™ line of business, in which we developed reporting tools specifically relating to their unique business requirements. We recognized revenue in accordance with the completed-contract method and, accordingly, we recognized the revenue and related costs when the development project was completed during the second quarter of Fiscal 2010.

We recognize business information services revenue ratably over the period of service. Revenue related to custom work projects is recognized upon delivery and acceptance by the customer.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits. As of March 31, 2012, we had $1.7 million in foreign bank accounts, which we plan to use to fund our international expansion and growth.

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

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. We are able to contractually recover certain bad debts from our Program Suppliers. Such recoveries are recorded as reductions to expense when they are fixed and determinable pursuant to the Program Supplier contract. See Schedule II included on page 65 for detail regarding our bad debt expense and allowance for doubtful accounts.

We had one customer within our HE Division that provided 11% of our total revenue in Fiscal 2012 and 13% of our total revenue in Fiscal 2010. No customer accounted for 10% or more of our total revenue in Fiscal 2011. This customer accounted for 16% and 11% of our accounts receivable balance at March 31, 2012 and 2011, respectively. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2012 or 2011. We do not have any off‑balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, cash equivalents, marketable securities, accounts and notes receivable and accounts payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2012 and 2011. See Note 5.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. During Fiscal 2011 and 2010, we recorded asset impairment charges of $8,000 and $199,000, respectively, related to various software components of our Entertainment Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future. No impairment charges were recorded in Fiscal 2012. Asset impairment charges are included as a component of selling and administrative costs in our Consolidated Statements of Operations.

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

Prior to the acquisition of the EDI Business (as described in Note 4), we held long-term relationships with each of the six major Hollywood studios (“Global Clients”) in the United States and Nielsen’s EDI division held these relationships abroad. Currently, there are no competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants. Should one terminate its relationship with us, they would no longer have access to world-wide data on all market participants and, currently, similar information is not available elsewhere. Our turnover rate of clients has been minimal over the life of our product, and, given our service offerings, we do not expect our customers to change their relationships with us. Due to the EDI Business’s established position with these Global Clients in foreign markets, the absence of any competitor who can provide world-wide coverage, the tenure of our prior United States relationship with these Global Clients, and the fact that, historically, these Global Clients have preferred only one provider, this intangible asset was determined to have an indefinite life.

Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three years for furniture and fixtures, three to ten years for equipment and five years for capitalized software. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever are shorter. Property and equipment is reviewed for impairment as discussed above.

Long-Term Investment

We have one long-term investment included in other assets, which is valued based on the cost-method and had an aggregate carrying amount of $0.5 million as of March 31, 2012 and 2011. We evaluate this investment annually for impairment. The fair value of our cost-method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We do not believe there are any events which occurred in Fiscal 2012 that would indicate impairment. Additionally, we believe that it is not practicable to estimate fair value of this investment without incurring excessive costs.

Landlord Incentives

Our lease for our headquarters building located in Portland, Oregon contains provisions relating to an allowance from our landlord associated with the costs of our improvements, as well as free rent. These landlord incentives, which totaled $1.9 million at March 31, 2012 and $1.0 million at March 31, 2011, were recorded as deferred rent. The deferred rent related to qualified renovations is being amortized at the rate of approximately $28,000 per quarter as a reduction to rent expense over the remaining lease term, which is expected to be through December 31, 2021.  The deferred rent related to free rent will also be amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2013.

Gain on Debt Forgiveness

In June 2006, we received commitments for conditional loans from the State of Oregon and the Portland Development Commission (“PDC”) for funding in the amounts of $0.2 million and $0.7 million, respectively. In the second quarter of Fiscal 2007, we also received a conditional grant from the PDC for $58,000. These amounts were all forgiven during Fiscal 2009. The $1.0 million gain related to the forgiveness was deferred and recorded as an offset to leasehold improvements and was amortized as an offset to depreciation expense over the life of the related assets at the rate of $178,000 per quarter through December 2011. The balance of the deferral related to the forgiveness was $0 and $0.5 million, respectively, at March 31, 2012 and 2011.

Capitalized Software

Capitalized software is included in property and equipment, net, and consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients. These services provide unique data collection, management, analysis and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials™ business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theater owners. Our OnDemand Essentials™ business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize this software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment as discussed above. Changes in technology could affect our estimate of the useful life of these assets. Capitalized software costs, net of accumulated amortization, totaled $6.8 million and $6.2 million at March 31, 2012 and 2011, respectively. We also had $1.5 million and $1.2 million as of March 31, 2012 and 2011, respectively, of capitalized costs associated with software projects which are still in the application development stage. See Note 7.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2012 and 2011, we had a valuation allowance of $4.1 million and $0.2 million, respectively, against our deferred tax assets. As of March 31, 2012, net deferred tax liabilities totaled $31,000 and, as of March 31, 2011, net deferred tax assets totaled $1.4 million.

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2012 and 2011, the total amount of unrecognized tax benefits was $1.0 million and $1.3 million, respectively, excluding penalties and interest of $91,000 and $105,000, respectively. All unrecognized tax benefits at March 31, 2012 would affect the effective tax rate if recognized. See Note 11.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales on our Consolidated Statements of Operations.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $1.7 million in each of Fiscal 2012, 2011 and 2010. Reimbursements received for direct and indirect expenses totaled approximately $1.4 million, $1.7 million and $2.3 million in Fiscal 2012, 2011 and 2010, respectively.

The advertising reimbursements from Program Suppliers are contractually provided to us to offset expenses incurred in maintaining ongoing marketing programs utilized by our Participating Retailers. A significant amount of these reimbursements are passed through to our Participating Retailers as we reimburse them for their direct expense of local advertising, such as newspaper or radio advertisements. In addition, the reimbursements offset expenses paid by us to third-party vendors in maintaining programs that indirectly assist Participating Retailers in these marketing efforts. Contractual terms of the agreements fluctuate by Program Supplier, and the amount of reimbursement tends to be based on the performance of individual movie titles.

Reimbursements provided by a Program Supplier can be “accountable” or “unaccountable.” The Program Supplier provides accountable amounts only to the extent that we provide documentary evidence of the funds paid either to our Participating Retailers directly or paid to third parties. Accountable reimbursements are recorded as a reduction of the same statement of operations line item, selling and administrative expenses, in which the costs are recorded, which typically occurs in the same accounting period. Unaccountable reimbursements are normally calculated and awarded on a fixed amount per Unit of product shipped and do not require substantiation that any payments were made to promote marketing efforts. Unaccountable reimbursements are recognized when Units of their associated product are shipped, which is when a majority of the direct or indirect marketing effort and the corresponding expense is incurred, which typically occurs within the same reporting period. Unaccountable reimbursements totaled $1.3 million, $1.6 million and $2.2 million, respectively, in Fiscal 2012, 2011 and 2010, are included in the above reimbursements, and are classified as reductions to cost of sales in our Consolidated Statements of Operations.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”), cash-settled stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”) and restricted stock units (“RSUs”), based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes options pricing model and Monte Carlo simulations for valuing our stock-based awards with a conversion or exercise price.

Compensation expense is only recognized on awards that ultimately vest and market-based awards. However, we have not reduced the stock-based compensation expense for estimated forfeitures because there is no basis for estimating future forfeitures since most unvested awards are held primarily by members of senior management.  We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change. See Note 13.

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

Foreign Currency Translation

Adjustments from translating foreign functional currency financial statements into United States Dollars are included in cumulative other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Currently, our most significant foreign functional currencies are the Euro, the Argentine Peso and the Canadian Dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included as a component of selling and administrative expenses on our Consolidated Statements of Operations.

Net Income (Loss) Per Share

Following is a reconciliation of the shares used for the basic net income (loss) per share (“EPS”) and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2012	2011	2010
Basic EPS:
Weighted average number of shares of common stock outstanding and vested DSUs	11,197	10,962	10,527
Diluted EPS:
Effect of dilutive DSUs and stock options	—	—	486
	11,197	10,962	11,013
Total outstanding options not included in diluted EPS as they would be antidilutive	2,020	1,467	198
Performance-based grants not included in diluted EPS	318	636	896

Note 3.	New Accounting Guidance

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

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of ASU 2011-08 to have a material effect on our financial position, results of operations, or cash flows.

Note 4.	Acquisitions

EDI Business

On January 29, 2010, we closed our acquisition (the “Acquisition”) of shares of Nielsen EDI Limited, a private limited liability company incorporated and registered under the laws of England and Wales, and certain assets of The Nielsen Company (United States), LLC, a Delaware limited liability company (the “Seller”), in the United States, Australia, Germany, France, Mexico, Argentina and Spain relating exclusively to the portion of the Seller’s business that provides information management and business intelligence services by gathering and tracking theatrical gross receipt ticket sales and related information at movie theaters in certain countries for films at such facilities (the “EDI Business”).

This Acquisition provides us with a global platform, furthering our ability to deliver box office results from more than 80,000 movie screens in 24 countries throughout the world. Additionally, it provides us with a platform from which we can pursue new business opportunities.

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

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analysis of historical financial performance and estimates of future performance of the EDI Business. The fair values of intangible assets were calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 10.5% to 29.0% and vary based on the amount paid for each of the intangible assets located in the foreign locations listed above. These discount rates were applied to the intangible assets to reflect the varying profitability levels in the foreign territories and our evaluation of the global strategic value of each territory rather than their cash flow generating abilities on a stand-alone basis.

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
	(904)
	$16,959

The overall weighted average amortization period for the above intangible assets, other than goodwill and global relationships, as of the date of acquisition was 8.0 years. Goodwill of $3.4 million was recorded as a result of consideration paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed, which resulted from expected future strategic position and the workforce acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated annually for potential impairment based on current and future expected financial results of our Box Office Essentials™ line of business, which is part of our AMI Division. In the United States, goodwill is deductible for income tax purposes. In the foreign jurisdictions in which we operate, the deductibility of goodwill varies by jurisdiction, but we do not anticipate that this will materially impact our financial results.

For Fiscal 2012, 2011 and 2010, we included $13.4 million, $11.5 million and $1.8 million, respectively, in revenue and $1.7 million, $1.5 million and $0.6 million, respectively, in earnings related to the EDI Business since the acquisition date. We incurred $0.8 million and $1.7 million of acquisition and transition costs, which were included in selling and administrative expenses in Fiscal 2011 and 2010, respectively.

Unaudited pro forma results of operations as if the EDI Business had been acquired as of April 1, 2009, were as follows (in thousands, except per share amounts):

Year Ended March 31,
2010(1)
Total revenue	$101,261
Net income	2,002
Basic earnings per share	0.19
Diluted earnings per share	0.18

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

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analysis of historical financial performance and estimates of future performance of Ciné Chiffres. The fair values of intangible assets were calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 10.6% to 15.6% and vary based on the amount paid for each of the intangible assets.

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

For Fiscal 2012 and 2011, we included $0.2 million and $0.1 million, respectively, in revenue and $0.4 million and $0.6 million, respectively, in net losses related to Ciné Chiffres since the acquisition date. We incurred $0.6 million of acquisition and transition costs, which were included in selling and administrative expenses in Fiscal 2011. Pro forma results of operations are not provided because they are not material.

Media Salvation

On January 3, 2011, we acquired the outstanding stock of Media Salvation, Inc., for an initial cash payment of $250,000. The stock purchase agreement contains provisions relating to additional contingent cash payments in the amount of $750,000 and contingent stock distributions valued at $2.0 million, which may be paid based on achieving certain performance requirements. On January 31, 2012, we issued 33,417 shares of our common stock with an acquisition date fair value of $1.0 million and made a cash payment of $250,000 in satisfaction of the first year contingent payout provisions. Both amounts had been previously accrued and, accordingly, there was no net effect on our Consolidated Balance Sheets and no effect on our Consolidated Statements of Operations. Provisions for contingent payouts related to the second year of operations remain outstanding with potential for an additional $500,000 cash payment which is included in Accrued liabilities on the Consolidated Balance Sheet and 33,417 shares of our common stock to be issued which is included in Stockholder' Equity. The contingent amounts are expected to be paid out in the fourth quarter of Fiscal 2013.

Media Salvation provides sales and financial reporting systems and services to a major studio and independent film companies active in the electronic, mobile and physical distribution channels and is reported as a component of both AMI and HE Divisions.

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analysis of historical financial performance and estimates of future performance of Media Salvation. The fair values of intangible assets were calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 17.0% to 25.0% and vary based on the amount paid for each of the intangible assets.

The purchase price was allocated as follows (dollars in thousands):

		Useful Life
Cash	$47	—
Accounts receivable	84	—
Goodwill	531	Indefinite
Other intangible assets:
Sony relationship	2,320	10 years
Existing technology	66	6 months
	3,048
Other accrued liabilities	(41)	—
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

For Fiscal 2012 and 2011, we included $1.0 million and $0.3 million, respectively, in revenue related to Media Salvation and in Fiscal 2012 included $0.1 million in earnings. Earnings for Fiscal 2011 were not material. We incurred $0.1 million of acquisition and transition costs, which were included in selling and administrative expenses in Fiscal 2011. Pro forma results of operations are not provided because they are not material.

Note 5.	Marketable Securities

Marketable securities, all of which were classified as “available-for-sale” at March 31, 2012 and 2011, consisted of the following (in thousands):

	March 31,
	2012	2011
Municipal tax exempt bond funds
Amortized cost	$22,101	$22,596
Gross unrecognized holding gains	126	—
Gross unrecognized holding losses	—	(40)
Fair value	$22,227	$22,556

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

In Fiscal 2012, 2011 and 2010, $73,000, $17,000 and $374,000, respectively, of recognized gains from the sale of available-for-sale securities were included as a component of interest income, net on our Consolidated Statements of Operations. In Fiscal 2011,

$5,000 of recognized losses from the sale of available-for-sale securities was included as a component of interest income, net on our Consolidated Statements of Operations.

Note 6.	Fair Value Disclosures

We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2012		March 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Available for sale marketable securities
Municipal tax exempt bond funds	$22,227	Level 1	$22,556	Level 1

The fair value of our “available-for-sale” securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during Fiscal 2012.

Note 7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2012	2011
Furniture, fixtures and computer equipment	$8,410	$7,133
Leasehold improvements	1,904	1,104
Capitalized software(1)	17,564	14,347
	27,878	22,584
Less accumulated depreciation and amortization	(17,032)	(13,750)
	$10,846	$8,834

(1)
Includes $1.5 million and $1.2 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2012 and 2011, respectively, and, as such, are not being amortized.

Depreciation expense was $3.5 million, $2.8 million and $2.3 million in Fiscal 2012, 2011 and 2010, respectively. Amortization expense related to capitalized software, included in the depreciation amounts above, was $2.3 million, $1.9 million and $1.4 million in Fiscal 2012, 2011 and 2010, respectively. Accumulated amortization related to capitalized software was $9.3 million and $7.0 million at March 31, 2012 and 2011, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years and thereafter as of March 31, 2012 is expected to be as follows (in thousands):

2013	$2,321
2014	2,014
2015	1,472
2016	843
2017	194
Thereafter	—
$6,844

Note 8.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Year Ended March 31, 2012
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	(121)	—	(121)
Ending balance	$4,570	$531	$5,101

	Year Ended March 31, 2011
	AMI	HE	Total
Beginning balance	$3,396	$—	$3,396
Acquisition of Ciné-Chiffres	1,116	—	1,116
Acquisition of Media Salvation	—	531	531
Currency translation	179	—	179
Ending balance	$4,691	$531	$5,222

Other Intangible Assets

Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	March 31,
	Period	2012	2011
Local relationships	7 to 10 years	$7,167	$7,299
Accumulated amortization		(1,475)	(671)
		5,692	6,628
Tradenames	1 to 3 years	50	51
Accumulated amortization		(36)	(20)
		14	31
Existing technology	6 months	66	66
Accumulated amortization		(66)	(33)
		—	33
Patents	20 years	61	30
Accumulated amortization		(2)	—
		59	30
Global relationships	Indefinite	7,400	7,400
Total		$13,165	$14,122

Amortization expense and currency translation were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Local relationships	$828	$573	$73
Tradenames	17	17	3
Existing technology	33	33	—
Patents	2	—	—
Currency translation	(25)	25	—
	$855	$648	$76

In addition to amortization expense, our other intangible assets and related accumulated amortization are affected by currency translation on a quarterly basis.

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

Fiscal	Local Relationships	Tradenames	Patents	Total
2013	$870	$14	$3	$887
2014	870	—	3	873
2015	871	—	3	874
2016	871	—	3	874
2017	849	—	3	852
Thereafter	1,361	—	44	1,405
	$5,692	$14	$59	$5,765

Note 9.	State of Oregon Loan

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. The loan is due on January 31, 2014 if it is not forgiven.

Note 10.	Line of Credit

We currently have a revolving line of credit for $15.0 million that matures December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. In December, 2011, the agreement was amended to include a requirement that we maintain cash liquidity of three times the amount of all cumulative quarterly losses. One of the financial covenants relates to reporting after-tax income of not less than $1.00 on an annual basis. Wells Fargo Bank N.A. waived the income and cash liquidity requirements for the year ended March 31, 2012. On May 31, 2012, the credit line was amended to add a requirement that we maintain at least $10.0 million in cash liquidity. At March 31, 2012, we had no outstanding borrowings under this agreement and are in compliance with the remaining covenants.

Note 11.	Income Taxes

Income (loss) from operations before income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$(4,303)	$(1,900)	$(34)
Non-United States	(1,128)	(108)	261
	$(5,431)	$(2,008)	$227

The provision (benefit) for income taxes was as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Current tax provision (benefit):
Federal	$(563)	$157	$(437)
State	45	88	130
Foreign	158	280	205
	(360)	525	(102)
Deferred tax provision (benefit):
Federal	876	(1,142)	(195)
State	241	(323)	(54)
Foreign	238	(301)	2
	1,355	(1,766)	(247)
	$995	$(1,241)	$(349)

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Provision (benefit) computed at statutory rates	$(1,851)	$(682)	$77
State taxes, net of federal benefit	(419)	(168)	19
Research credits	(480)	(786)	(203)
Non-deductible acquisition expenditures	130	113	164
Tax exempt income	(158)	(154)	(196)
Unrecognized tax benefits	(315)	337	(255)
Stock-based compensation	(26)	(22)	(42)
Meals and entertainment	70	66	50
Foreign tax rate differences	(53)	(77)	(113)
Change in valuation allowance	4,002	150	(68)
Expiration of carryforwards	—	—	68
Purchase accounting adjustment	—	(42)	—
Adjustment to deferred income tax rate	39	—	18
Other	56	24	132
	$995	$(1,241)	$(349)

Deferred tax assets (liabilities) consisted of the following components (in thousands):

	March 31,
	2012	2011
Current deferred taxes:
Accrued expense	$225	$195
Mark to market adjustment on investments	(53)	17
Prepaid expenses	(68)	(60)
Other current	195	—
Total current deferred taxes	299	152
Valuation allowance - current	(251)	—
Net current deferred taxes	48	152
Non-current deferred taxes:
Depreciation and amortization	69	334
Deferred rent	589	175
Accelerated research and experimentation expenditures	(3,517)	(3,109)
Stock-based compensation	5,167	2,937
Net operating and capital loss carryforwards	710	421
Federal and state tax credits	618	553
Other	124	93
Total non-current deferred taxes	3,760	1,404
Valuation allowance	(3,839)	(162)
Net non-current deferred taxes	(79)	1,242
Net deferred taxes	$(31)	$1,394

Total gross deferred tax assets were approximately $7.7 million and $4.7 million at March 31, 2012 and 2011, respectively, and total deferred tax liabilities were approximately $3.6 million and $3.2 million, respectively. The increase (decrease) to our valuation allowance was $3.9 million, $150,000 and $(68,000) in Fiscal 2012, 2011 and 2010, respectively.

As of March 31, 2012 and 2011, tax benefits (charges) of approximately $(53,000) and $17,000, respectively, were recorded in other comprehensive income (loss) related to the unrealized (gains) losses on investments classified as available for sale.

As of March 31, 2012 and 2011, we had federal net operating loss carryforwards totaling approximately $5.3 million and $5.3 million, respectively. Upon utilization, the net operating loss benefit will be recorded in stockholders’ equity. The federal net operating loss carryforwards expire in Fiscal 2031 through 2032.

As of March 31, 2012 and 2011, we had gross state, county and local net operating loss carryforwards of approximately $30.6 million and $30.3 million, respectively, of which approximately $30.6 million and $0.3 million, respectively, have been offset by a valuation allowance. If utilized, the benefit of $0.3 million would be recorded in our Consolidated Statements of Operations and the remainder would be recorded in stockholders’ equity. The state net operating loss carryforwards expire in Fiscal 2013 through 2032.

As of March 31, 2012 and 2011, we had foreign net operating loss carryforwards totaling approximately $2.1 million and $1.3 million, respectively. Of these amounts, we reserved approximately $2.0 million and $0.5 million in Fiscal 2012 and 2011, respectively. Upon utilization, the net operating loss benefit will be recorded in our Consolidated Statements of Operations. A portion of the foreign net operating loss carryforwards expire in Fiscal 2016 through 2022, while the remainder carries forward indefinitely.

As of March 31, 2012 and 2011, we had federal research credit carryforwards totaling approximately $1.4 million and $1.0 million, respectively. Upon utilization, $0.6 million of the March 31, 2012 federal research credit carryforward and $0.4 million of the March 31, 2011 federal research credit carryforward will be recorded in our Consolidated Statements of Operations. The remainder will be recorded in stockholders’ equity. The federal research credit carryforwards expire in Fiscal 2029 through 2032.

As of March 31, 2012 and 2011, we had state research credit carryforwards of approximately $0.5 million and $0.3 million, respectively. Upon utilization, $0.3 million of the March 31, 2012 state research credit carryforward and $0.2 million of the March 31, 2012 state research credit carryforward will be recorded in our Consolidated Statements of Operations. The remainder will be recorded in stockholders’ equity. The state research credit carryforwards expire in Fiscal 2015 through 2017.

As of March 31, 2012 and 2011, we had federal alternative minimum tax credit carryforwards totaling approximately $0.1 million and $0.1 million, respectively. Upon utilization, the alternative minimum tax credit benefit will be recorded in our Consolidated Statements of Operations. The federal alternative minimum tax credit carries forward indefinitely.

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

As of March 31, 2012, based on these assessments, considerations and the lack of expected operating income in the near term in the United States, France, Australia, Mexico and Argentina, we are providing a valuation allowance against our deferred tax assets in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income.

As of March 31, 2012, no provision has been made for the United States, state or additional foreign income taxes related to approximately $2.4 million of undistributed earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested outside of the United States. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside of the United States. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at March 31, 2009	$1,206
Additions for tax positions taken in Fiscal 2010	32
Additions for tax positions taken in prior fiscal years	—
Decrease for tax positions taken in prior fiscal years (payment of tax)	—
Decreases for lapses in statutes of limitation	(280)
Decreases for settlements with taxing authorities	—
Balance at March 31, 2010	958
Additions for tax positions taken in Fiscal 2011	139
Additions for tax positions taken in prior fiscal years	178
Decrease for tax positions taken in prior fiscal years (payment of tax)	—
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	—
Balance at March 31, 2011	1,275
Additions for tax positions taken in Fiscal 2012	279
Additions for tax positions taken in prior fiscal years	—
Decrease for tax positions taken in prior fiscal years (payment of tax)	—
Decreases for lapses in statutes of limitation	(551)
Decreases for settlements with taxing authorities	—
Balance at March 31, 2012	$1,003

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $91,000 and $105,000 at March 31, 2012 and 2011, respectively. Net interest and penalties recognized as a component of the tax provision in Fiscal 2012, 2011 and 2010 totaled approximately $14,000, $52,000 and $17,000, respectively.

We file United States federal income tax returns, foreign income tax returns in various jurisdictions and multiple state and local tax returns, of which Oregon is our largest jurisdiction. The open tax years subject to examination are March 31, 2006 to March 31, 2012 for the United States federal return. The open tax years in all other jurisdictions range from March 31, 2001 to March 31, 2012. A potential reduction to the unrecognized tax benefits of approximately zero to $75,000, before interest, may occur in the next twelve months as a result of expiring statute of limitations periods.

Note 12.	Organizational Changes

During the fourth quarter of Fiscal 2012, we reorganized our foreign operations. As a result of these changes, we recognized severance related costs of approximately $0.9 million, legal costs of $0.1 million and travel expenses of $0.1 million as a component of selling and administrative on our Consolidated Statements of Operations during the fourth quarter of Fiscal 2012. As of March 31, 2012, $42,000 of this amount had been paid and the remaining $1.1 million is expected to be paid in Fiscal 2013. We do not expect any additional significant charges related to these actions.

In November 2010, we eliminated the position of President, which had been held by Mr. Ken Papagan. In connection with this termination and pursuant to Mr. Papagan's employment agreement, he received a severance package of $0.2 million, which was expensed as a component of selling and administrative on our Consolidated Statements of Operations during the third quarter of Fiscal 2011.

During the second quarter of Fiscal 2010, we made organizational changes relating to the expansion of our AMI Division and other business needs. As a result of these changes, we recognized severance related costs of approximately $0.4 million, as well as legal costs of $0.1 million as a component of selling and administrative on our Consolidated Statements of Operations during the second quarter of Fiscal 2010. We incurred an additional $0.1 million during the third quarter of Fiscal 2010 related to relocation expenses associated with hiring our new Chief Operating Officer and Chief Financial Officer.

Note 13.	Stockholders’ Equity

Stock Repurchase Program

In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2012, 276,633 remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. In addition, in May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities.

We repurchased the following shares pursuant to these plans in the last three fiscal years:

	Number Repurchased	Average Price Per Share	Total Price
Fiscal 2012	304,922	$14.24	$4.3	million
Fiscal 2011	—	—	—
Fiscal 2010	29,850	$10.13	$0.3	million
	334,772	$13.87	$4.6	million

At March 31, 2012, $0.7 million remained available for repurchase under the May 2011 plan. However, no additional shares were repurchased pursuant to this program before it expired in May 2012.

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2012	2011	2010
Weighted average grant-date per share fair value of stock options granted	$7.85	$11.16	$6.07
Weighted average grant-date per share fair value of SSARs, RSUs, DSUs and SARs	14.20	22.00	8.49
Total intrinsic value of stock options exercised	1,861	10,845	1,387
Stock-based compensation recognized in results of operations as a component of selling and administrative expense	5,118	6,714	2,361
Stock-based compensation capitalized as a component of property and equipment	362	474	36
Cash received from options exercised and shares purchased under all share-based arrangements(1)	262	1,836	1,043
Tax deduction related to stock options exercised	102	1,253	461

(1)
During Fiscal 2012, 2011 and 2010, we withheld $1.0 million, $3.4 million and $75,000, respectively, in shares to satisfy employment taxes on stock option exercises as well as the payment of the exercise price of stock options.

We use the Black-Scholes model to measure the grant-date fair value of employee stock options and shares associated with our Employee Stock Purchase Plan. We also use the Black-Scholes model to determine the fair value of our non-employee option grants on a periodic basis. Those calculations used the following assumptions for the years ended March 31:

	Employee Stock Options			Employee Stock Purchase Plan	Non-Employee Options
Year Ended March 31,	2012	2011	2010	2012	2012	2011	2010
Risk-free interest rate	1.39% - 5.19%	0.22% - 3.04%	1.67% - 2.75%	0.06%	0.01% - 3.17%	0.01% - 0.29%	0.26%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected lives	3.6 - 7.4 years	1.3 - 6.4 years	3.8 - 6.0 years	0.5 years	0.01 - 9.96 years	0.01 - 0.93 years	0.85 years
Expected volatility	35.23% - 44.19%	34.84% - 40.46%	32.96% - 37.59%	77.48%	34.97% - 94.23%	34.97% - 94.23%	39.45%

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

We amortize stock-based compensation for stock options on a straight-line basis over the vesting period of the individual award, which is the requisite service period. For RSUs, we amortize stock-based compensation over the requisite service periods for each tranche, which is determined based on the median time horizon over which the tranche is estimated to vest. We have not reduced the stock-based compensation for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested awards are held by members of senior management and the non-employee directors.

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

The 2011 Plan authorizes the issuance of 3 million shares of our common stock. In addition, up to approximately 1.9 million shares subject to awards outstanding under the Prior Incentive Plan may become available for issuance under the 2011 Plan to the extent that those shares cease to be subject to the awards (such as by expiration, cancellation or forfeiture of the awards) on or after August 24, 2011.

Awards may be granted under the 2011 Plan to employees, officers and directors, as well as advisers, independent contractors and other service providers. Under the 2011 Plan, we may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, performance shares, performance units and other stock or cash-based awards.

As of March 31, 2012, awards covering 2,677,855 shares of our common stock remained available for grant under our 2011 Plan and 5,084,036 shares of our common stock were reserved for issuance pursuant to the 2011 Plan and the Prior Incentive Plan combined.

Fiscal 2012 Stock Option Activity

Stock option activity for Fiscal 2012 was as follows:

	Options Outstanding(1)	Weighted Average Exercise Price
Outstanding at March 31, 2011	1,685,656	$18.55
Granted	690,565	18.51
Exercised	(158,308)	6.31
Forfeited	(339,000)	13.01
Outstanding at March 31, 2012	1,878,913	$20.57
(1) Options outstanding includes performance based awards discussed below.

Certain information regarding options outstanding as of March 31, 2012 was as follows:

	Options Outstanding	Options Exercisable
Number	1,878,913	407,273
Weighted average exercise price	$20.57	$14.90
Aggregate intrinsic value	$38.6 million	$6.1 million
Weighted average remaining contractual term	8.2 years	5.9 years

Performance-Based Stock Options

In Fiscal 2010, we granted 109,750 performance-based stock options to three employees. These options vest based on the achievement of certain financial targets over three years. The options have exercise prices ranging between $15.44 and $20.89 per share. The fair value of the options is $0.7 million and was calculated using the Black-Scholes valuation model. On April 7, 2011, 41,000 of these options were canceled at the direction of our Board of Directors because the performance goals had not been met. As of March 31, 2012, no compensation cost had been recognized for the remaining options and, on May 23, 2012, an additional 31,250 of the options were canceled at the direction of our Board of Directors because the performance goals had not been met.

In Fiscal 2009, we granted performance-based nonqualified stock options exercisable for a total of 277,000 shares of our common stock to 15 employees. The options had an exercise price of $11.10 per share and were subject to vesting provisions based on attaining certain performance goals. No compensation cost was ever recognized for these awards and they were canceled at the direction of our Board of Directors on April 7, 2011.

Deferred Stock Units

DSU activity for Fiscal 2012 was as follows:

	DSUs Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2011	103,020	$15.15
Granted	42,252	14.20
Issued	—	—
Forfeited	—	—
Outstanding at March 31, 2012(1)	145,272	$14.88

(1)	Of the 145,272 DSUs outstanding at March 31, 2012, 115,406 were vested, but not issued. The DSUs are not issued until the director holding such DSUs retires from the Board.

During the second quarter of Fiscal 2011, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of their DSU awards representing a total of 24,750 shares. We recognized $0.5 million of compensation expense related to these accelerations, which was included in selling and administrative expense in our Consolidated Statements of Operations.

Restricted Stock Units

RSU activity for Fiscal 2012 was as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per RSU
Outstanding at March 31, 2011	238,816	$8.64
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at March 31, 2012(1)	238,816	$6.08

(1)	Change in weighted average grant date fair value per RSU as of March 31,2012 reflects revaluation of the outstanding awards as of the modification date of November 2011.

All of the outstanding RSUs vest based on meeting certain performance and market conditions. In Fiscal 2011, 237,280 RSUs vested upon achieving one of the conditions related to the trading price of our common stock. We recognized $0.4 million of additional compensation expense, included in selling and administrative expense, as the awards vested prior to the completion of the initially estimated requisite service period. In conjunction with the issuance of shares in settlement of these RSUs, we withheld 84,173 shares to pay the associated withholding taxes on behalf of the employees.

In November 2011, Mr. Livek’s and Mr. Chemerow’s employment agreements were amended to extend the terms of the agreements and to modify the termination related provisions under certain circumstances. The fair value of the modifications to the RSU awards was estimated to be $0.6 million, based on a Monte Carlo simulation, and will be recognized over the requisite service period.

Stock-Settled Stock Appreciation Rights

SSARs activity for Fiscal 2012 was as follows:

	SSARs Outstanding	Weighted Average Base Price	Weighted Average Grant Date per SSAR Fair Value
Outstanding at March 31, 2011	75,000	$14.50	$5.33
Granted	—	—	—
Issued	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2012	75,000	$14.50	$5.33

Stock-Based Compensation Agreement with Non-Employees

During the fourth quarter of Fiscal 2010, we entered into a compensation agreement with a non-employee in connection with services provided relating to our Entertainment Essentials™ lines of business. This award has a strike price of $15.48 and vests in equal annual installments over a three-year period, subject to certain restrictions. Each annual payment will be based on the increase in stock price from the base price multiplied by 200,000 and will be settled in cash. Vesting of the award is accelerated under certain conditions.

We utilized the Black-Scholes valuation model to determine the fair value of this award at the end of each reporting period, with the change in value being recognized during the current period. Annual installments which have vested totaled 200,000 and 400,000, respectively, resulting in a fair value of this award at March 31, 2012 and 2011 of approximately $3.2 million and $2.6 million, respectively, which was recorded as a component of accrued compensation on our Consolidated Balance Sheets. The increase in value of this award during Fiscal 2012 is the result of the additional amount which vested during Fiscal 2012, offset by the decrease in the price of our common stock.

In the first quarter of Fiscal 2012, we granted options to purchase 40,000 shares of our common stock to non-employees in connection with internal software development services related to our Entertainment Essentials™ lines of business. The options were granted at the fair market value of our common stock on the dates of grant, which ranged from $17.43 to $22.20 per share, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments and will be revalued at the end of each reporting period until they vest. The value recognized will be capitalized and included in property, plant and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2. For the year ended March 31, 2012, we capitalized $0.1 million related to these awards.

Unrecognized Stock-Based Compensation Expense

As of March 31, 2012, the unrecognized compensation expense related to unvested stock-based awards, exclusive of the performance-based awards not currently expected to vest, was $10.4 million, and will be recognized over the weighted average remaining vesting period of 3.0 years.

2011 Employee Stock Purchase Plan

On August 24, 2011, our shareholders approved the Rentrak Corporation 2011 Employee Stock Purchase Plan (the “ESPP”) at the Annual Meeting. The ESPP provides a means by which eligible employees are provided an opportunity to purchase shares of our common stock at a discount using payroll deductions, and, for employees in the United States, is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP authorizes the issuance of up to 100,000 shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. As of March 31, 2012, no shares have been issued pursuant to the ESPP. We have received a total of $0.2 million in cash for the purchase of the shares and have recorded this amount as a component of accrued compensation on our Consolidated Balance Sheets.

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

Leases

We lease certain facilities under operating leases expiring at various dates through 2021. In December 2010, we amended the lease for our headquarters located in Portland, Oregon. The term of the lease was extended through 2026 with an option to terminate in 2021. This amendment, which was effective January 2011, lowered occupancy expenses over the next five years and includes a tenant improvement allowance of $0.8 million. As of March 31, 2012, we have received $0.6 million from the landlord related to the tenant improvements. Total square footage occupied after the amendment is 58,818 square feet. In addition, we received a $0.5 million forgivable loan from the State of Oregon in April 2011 for tenant improvements.

Also in December 2010, we negotiated tax credits with the City of Portland and State of Oregon related to our leased facilities that are based on capital spending and are expected to lower our overall state and local property and income tax obligations for the next five years.

Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2012 (in thousands):

Year Ending March 31,
2013	$2,641
2014	1,910
2015	1,824
2016	1,515
2017	1,485
Thereafter	6,134
Total minimum lease payments	$15,509

The leases require us to pay for taxes, insurance and maintenance and contain escalation clauses. Rent expense under operating leases is recognized, net of the amortization of deferred rent, on a straight-line basis over the terms of the leases and was approximately $2.0 million in Fiscal 2012, $2.2 million in Fiscal 2011 and $1.4 million in Fiscal 2010.

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

We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Our contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Our contributions under the 401(k) Plan for calendar 2011, 2010 and 2009 were approximately $464,000, $443,000 and $381,000, respectively. Our plan year ends on December 31. For the period of January 1, 2012 to March 31, 2012, we had paid $109,000 and accrued $22,000 for anticipated contributions related to the plan year ending December 31, 2012 and accrued $14,000 for contributions related to the plan year ended December 31, 2011.

Note 17.	Business Segments and Enterprise-Wide Disclosures

Segment Information

We operate in two business segments, our AMI Division and our HE Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our PPT System Participating Retailers on a revenue sharing basis. The HE Division also includes Studio DRS services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to studios. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal management reporting structure. As a result, all prior periods have been restated to reflect this change.

Assets are not specifically identified by segment because the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain results of operations information by segment follows (in thousands):

	AMI	HE	Other(1)	Total
Year Ended March 31, 2012
Sales to external customers	$41,415	$49,656	$—	$91,071
Gross margin	26,646	16,300	—	42,946
Depreciation and amortization	3,737	315	299	4,351
Income (loss) from operations	728	9,595	(16,231)	(5,908)
Year Ended March 31, 2011
Sales to external customers	$34,584	$62,504	$—	$97,088
Gross margin	23,314	18,921	—	42,235
Depreciation and amortization	2,989	234	209	3,432
Income (loss) from operations	2,004	11,424	(16,031)	(2,603)
Year Ended March 31, 2010
Sales to external customers	$19,979	$71,097	$—	$91,076
Gross margin	13,133	19,666	—	32,799
Depreciation and amortization	1,801	138	390	2,329
Income (loss) from operations	1,230	12,313	(14,467)	(924)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Revenue by Product Line

Revenue by product line in our AMI Division follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Box Office Essentials™	$21,046	$18,255	$8,139
OnDemand Essentials™	11,143	10,537	8,400
TV Essentials™	9,226	5,792	3,215
Other	—	—	225
	$41,415	$34,584	$19,979

Revenue by product line in our HE Division follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Transaction fees	$30,633	$40,175	$46,824
Sell-through fees	7,937	9,993	11,255
DRS	5,629	5,799	5,081
Other	5,457	6,537	7,937
	$49,656	$62,504	$71,097

Geographic Revenue and Long-Lived Assets

Most of our revenue is generated within the United States. We also generate revenue in Canada, Russia, Hong Kong, the United Kingdom, Australia, New Zealand, Germany, Austria, the Netherlands, Ireland, France, Mexico, Argentina, Chile, Brazil, Spain, Japan, Taiwan and South Korea. Cumulative revenue from these foreign locations accounted for 11.1% of total revenue in Fiscal 2012 and less than 10% of total revenue in Fiscal 2011 and 2010.

Geographic revenue was as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$80,993	$88,156	$87,190
All other countries	10,078	8,932	3,886
	$91,071	$97,088	$91,076

Our long-lived assets are located within the United States, France, Argentina, the United Kingdom, Germany, Mexico, Spain and Australia as follows (in thousands):

	March 31,
	2012	2011
United States	$22,482	$20,679
All other countries	6,630	7,499
	$29,112	$28,178

No country other than the United States has long-lived assets that exceed 10% of the total.

Revenue Concentrations

We had several Program Suppliers that supplied product in excess of 10% of our total revenue as follows:

Year Ended March 31,	2012	2011	2010
Program Supplier 1	10%	9%	11%
Program Supplier 2	9%	10%	11%
Program Supplier 3	7%	10%	12%
Program Supplier 4	6%	6%	10%

Although management does not believe that the relationships with our significant Program Suppliers will be terminated in the near term, a loss of any one of these suppliers could have an adverse effect on our financial condition and results of operations.

We had one customer within our HE Division that provided 11% and 13% of our total revenue in Fiscal 2012 and Fiscal 2010, respectively. No other customer accounted for 10% or more of our total revenue in Fiscal 2012, 2011 or 2010. This customer accounted for16% and 11%, of our accounts receivable balance as of March 31, 2012 and 2011, respectively. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2012 or 2011. We do not have any off‑balance sheet credit exposure related to our customers.

Note 18.	Amendment to Data Partner Agreement

In the third quarter of Fiscal 2011, we amended our agreement with one of our TV Essentials™ data partners, which resulted in a $0.7 million charge in our AMI Division related to data and/or services received in calendar 2010. This charge was included as a component of cost of sales in our Consolidated Statements of Operations. This amendment allows us to integrate segmentation data, thus providing more robust information reporting to our clients, and furthers our efforts toward moving our products from data-based to more comprehensive and applicable knowledge-based products and services. Additionally, the agreement was converted from a variable agreement based on revenue to a fixed-fee arrangement.

Note 19.	Gain on Liquidation of Investment

During the second quarter of Fiscal 2011, we realized a gain of $0.1 million relating to final liquidation of a long-term, cost-based investment in a joint venture, which ceased operations during Fiscal 2009.

Note 20.	Related Party Transactions

Mr. Rosenbaum

In June 2009, in contemplation of the transition associated with the hiring of Bill Livek as Chief Executive Officer, we entered into an amended and restated employment agreement with Paul Rosenbaum, which provided for his continued service in a non-executive capacity as Chairman of the Board. In light of the successful completion of the transition, during March 2010, the Board of Directors approved revised compensation arrangements for Mr. Rosenbaum effective March 31, 2010, pursuant to which he continued as Chairman of the Board in a non-employee capacity through August, 2011.  Mr. Rosenbaum's cash compensation for continuing as Chairman of the Board was established at the annual rate of $50,000.

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

Mr. Rosenbaum received a total of $7,000 and $0.5 million related to these arrangements in Fiscal 2012 and 2011, respectively.

Note 21.	Subsequent Event

We have considered all events that have occurred subsequent to March 31, 2012 and through June 8, 2012 and determined that no additional disclosure is required.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2012 were as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenue	$22,408	$21,852	$22,211	$24,600
Income (loss) from operations	246	(383)	(974)	(4,797)
Net income (loss)	399	(261)	(1,947)	(4,617)
Basic net income (loss) per share	0.04	(0.02)	(0.18)	(0.41)
Diluted net income (loss) per share	0.03	(0.02)	(0.18)	(0.41)

2011
Revenue	$24,561	$24,132	$23,716	$24,679
Income (loss) from operations	(34)	241	(2,011)	(799)
Net income (loss)	87	408	(473)	(789)
Basic net income (loss) per share	0.01	0.04	(0.04)	(0.07)
Diluted net income (loss) per share	0.01	0.04	(0.04)	(0.07)

Rentrak Corporation
Valuation and Qualifying Accounts
Schedule II
(In thousands)

	Balance at Beginning of Period	Additions (Reductions) to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2010	$597	$—	$(1,602)	$1,570	$565
Fiscal 2011	565	241	(1,083)	922	645
Fiscal 2012	645	100	(917)	821	649
Valuation allowance on deferred tax assets
Fiscal 2010	$80	$(68)	$—	$—	$12
Fiscal 2011	12	150	—	—	162
Fiscal 2012	162	3,928	—	—	4,090

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2012. Our internal control over financial reporting as of March 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rentrak Corporation

We have audited Rentrak Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rentrak Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on Rentrak Corporation and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Rentrak Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rentrak Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012 and our report dated June 8, 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 8, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Executive Compensation,” “Director Compensation for Fiscal 2012” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2012, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans (1)	2,100,926	$19.53	2,777,855
Equity compensation plans not approved by shareholders(2)	237,075	$24.75	—
Total	2,338,001	$20.33	2,777,855

(1)
Equity compensation plans approved by shareholders include the 2011 Stock Incentive Plan, the 2011 Employee Stock Purchase Plan, the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.

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

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Matters Relating to Our Auditors.”

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

Date: June 8, 2012	RENTRAK CORPORATION
	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 8, 2012.

Principal Executive Officer and Director:

By:	/s/ William P. Livek
William P. Livek
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Remaining Directors:

By:	/s/ Brent D. Rosenthal
Brent D. Rosenthal, Non-Executive Chairman of the Board

By:	/s/ William E. Engel
William E. Engel, Director

By:	/s/ Richard Hochhauser
Richard Hochhauser, Director

By:	/s/ Anne MacDonald
Anne MacDonald, Director

By:	/s/ Martin B. O’Connor, II
Martin B. O’Connor, II, Director

By:	/s/ Ralph R. Shaw
Ralph R. Shaw, Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Master Purchase Agreement, dated as of December 4, 2009, by and between Rentrak Corporation and The Nielsen Company (US), LLC (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.1	2/4/2010
2.2	Amendment No. 1 to the Master Purchase Agreement, dated as of January 29, 2010 (the exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.2	2/4/2010
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005	10-K	000-15159	3.1	6/13/2005
3.2	1995 Restated Bylaws of Rentrak Corporation as amended through July 11, 2011	10-Q	000-15159	3.1	11/4/2011
10.1	Credit Agreement, dated December 1, 2008, between Rentrak Corporation and Wells Fargo Bank, National Association (“Credit Agreement”)	10-Q	000-15159	10.1	2/5/2009
10.2	First Amendment, dated December 1, 2009, to Credit Agreement	10-Q	000-15159	10.1	2/9/2010
10.3	Restated Second Amendment, dated December 1, 2011, to Credit Agreement					X
10.4	Third Amendment, dated May 31, 2012, to Credit Agreement					X
10.5	Revolving Line of Credit Note under Credit Agreement, dated December 1, 2011	10-Q	000-15159	10.2	2/8/2012
10.6	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and Computershare Trust Company N.A. as successor to United States Stock Transfer Corporation	8-K	000-15159	4.1	5/18/2005
10.7*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation	10-K	000-15159	10.5	6/14/2010
10.8*	1997 Equity Participation Plan of Rentrak Corporation, as amended ("1997 Equity Plan")	10-K	000-15159	10.1	6/28/2002
10.9*	Rentrak Corporation 2005 Stock Incentive Plan	DEF 14A	000-15159	Appendix A	7/19/2005
10.10*	Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan	10-Q	000-15159	10.3	11/4/2011
10.11*	1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation ("Non-Officer Plan")	S-8	333-28565	4.1	6/5/1997
10.12*	First Amendment to Non-Officer Plan	S-8	333-39021	4.1	10/29/1997
10.13*	Second Amendment to Non-Officer Plan	10-K	000-15159	10.31	6/28/2002
10.14*	Third Amendment to Non-Officer Plan	10-Q	000-15159	10.1	11/13/2002
10.15*	Rentrak Corporation Stock Appreciation Rights Plan	8-K/A	000-15159	10.1	10/14/2008
10.16*	Rentrak Corporation 2011 Incentive Plan	DEF 14A	000-15159	Appendix A	7/15/2011
10.17*	Rentrak Corporation 2011 Employee Stock Purchase Plan	DEF 14A	000-15159	Appendix B	7/15/2011
10.18*	Rentrak Corporation Annual Cash Bonus Plan	10-K	000-15159	10.29	6/14/2010
10.19*	Amended and Restated Employment Agreement dated June 15, 2009 with Paul A. Rosenbaum	10-Q	000-15159	10.5	8/7/2009
10.20*	Agreement dated March 31, 2010 with Paul A. Rosenbaum	10-K	000-15159	10.31	6/14/2010
10.21*	Consulting Agreement dated March 31, 2010, with Paul A. Rosenbaum	10-K	000-15159	10.32	6/14/2010
10.22*	Employment Agreement dated June 15, 2009 with William P. Livek	10-Q	000-15159	10.1	8/7/2009
10.23*	Amendment to Employment Agreement with William P. Livek, effective as of November 6, 2011	8-K	000-15159	10.1	11/10/2011
10.24*	Amended and Restated Employment Agreement dated October 15, 2009 with David I. Chemerow	10-Q	000-15159	10.6	11/9/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25*	Amendment to Employment Agreement with David I. Chemerow, effective as of November 6, 2011	8-K	000-15159	10.2	11/10/2011
10.26*	Amended and Restated Employment Agreement dated March 30, 2010 with Kenneth M. Papagan	10-K	000-15159	10.35	6/14/2010
10.27*	Amended and Restated Employment Agreement dated March 30, 2010 with Amir Yazdani	10-K	000-15159	10.36	6/14/2010
10.28*	Amended and Restated Employment Agreement dated March 30, 2010 with Cathy Hetzel	10-K	000-15159	10.37	6/14/2010
10.29*	Amended and Restated Employment Agreement dated March 30, 2010 with Ronald Giambra	10-K	000-15159	10.38	6/14/2010
10.30*	Amended and Restated Employment Agreement dated March 30, 2010 with Marty Graham	10-K	000-15159	10.39	6/14/2010
10.31*	Amended and Restated Employment Agreement dated March 30, 2010 with Timothy S. Erwin	10-K	000-15159	10.40	6/14/2010
10.32*	Amended and Restated Employment Agreement dated March 30, 2010 with Christopher E. Roberts	10-K	000-15159	10.41	6/14/2010
10.33*†	Employment Agreement dated February 9, 2011 with Chris Wilson	10-Q	000-15159	10.1	8/9/2011
21	List of Subsidiaries of Registrant					X
23	Consent of Grant Thornton LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management Contract or Compensatory Plan or Arrangement.
†	Confidential treatment has been requested for certain portions of this agreement.