Form 10-Q
period 2012-06-30
RENTRAK CORP
filed 2012-08-09
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-15159
_________________________________________________________________________
RENTRAK CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________________

Oregon	93-0780536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 NE Ambassador Place, Portland, Oregon	97220
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 503-284-7581
 _________________________________________________________________________
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,141,781
(Class)	(Outstanding at August 1, 2012)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2012	March 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$4,439	$5,526
Marketable securities	22,249	22,227
Accounts and notes receivable, net of allowances for doubtful accounts of $621 and $649	12,193	14,260
Deferred tax assets, net	38	48
Other current assets	1,437	985
Total Current Assets	40,356	43,046
Property and equipment, net of accumulated depreciation of $17,774 and $17,032	11,616	10,846
Goodwill	4,964	5,101
Other intangible assets, net of accumulated amortization of $1,740 and $1,579	12,885	13,165
Other assets	717	723
Total Assets	$70,538	$72,881
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,589	$5,291
Accrued liabilities	3,101	3,093
Accrued compensation	6,313	8,781
Deferred revenue and other credits	1,649	2,037
Total Current Liabilities	15,652	19,202
Deferred rent, long-term portion	1,758	1,819
Taxes payable, long-term	735	731
Deferred tax liability, long-term	75	79
Note payable and accrued interest	531	525
Total Liabilities	18,751	22,356
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,142 and 11,078	11	11
Capital in excess of par value	57,266	55,125
Accumulated other comprehensive income	80	341
Accumulated deficit	(5,570)	(4,952)
Total Stockholders’ Equity	51,787	50,525
Total Liabilities and Stockholders’ Equity	$70,538	$72,881
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2012	2011
Revenue	$23,223	$22,408
Cost of sales	11,711	12,148
Gross margin	11,512	10,260
Operating expenses:
Selling and administrative	12,156	10,014
Income (loss) from operations	(644)	246
Other income:
Interest income, net	79	110
Income (loss) before income taxes	(565)	356
Provision (benefit) for income taxes	53	(43)
Net income (loss)	$(618)	$399
Basic net income (loss) per share	$(0.06)	$0.04
Diluted net income (loss) per share	$(0.06)	$0.03
Shares used in per share calculations:
Basic	11,207	11,311
Diluted	11,207	11,503
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands, except footnote reference)

	For the Three Months Ended
	June 30,
	2012	2011
Net income (loss)	$(618)	$399
Other comprehensive income (loss):
Foreign currency translation adjustments	(274)	98
Unrealized holding gains on available for sale securities (1)	13	62
Other comprehensive income (loss)	(261)	160
Comprehensive income (loss)	$(879)	$559

(1) For the three months ended June 30, 2012 and 2011, the amounts are net of deferred taxes of $9,000 and $45,000.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(618)	$399
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	1,150	1,059
Stock-based compensation	909	(734)
Deferred income taxes	(14)	(18)
Loss on disposition of assets	1	—
Realized gain on marketable securities	—	(7)
Interest on note payable	6	6
Adjustment to allowance for doubtful accounts	(28)	(18)
(Increase) decrease in:
Accounts and notes receivable	2,067	2,371
Taxes receivable and prepaid taxes	—	(89)
Other assets	(150)	22
Increase (decrease) in:
Accounts payable	(702)	(2,436)
Taxes payable	15	(17)
Accrued liabilities and compensation	(1,850)	(645)
Deferred revenue	(388)	302
Deferred rent	(61)	18
Net cash provided by operating activities	337	213
Cash flows from investing activities:
Purchase of marketable securities	—	(3,000)
Sale or maturity of marketable securities	—	3,000
Purchase of intangibles	(57)	—
Purchase of property and equipment	(1,606)	(1,677)
Net cash used in investing activities	(1,663)	(1,677)
Cash flows from financing activities:
Proceeds from note payable	—	500
Issuance of common stock	543	10
Repurchase of common stock	—	(1,432)
Net cash provided by (used in) financing activities	543	(922)
Effect of foreign exchange translation on cash	(304)	116
Decrease in cash and cash equivalents	(1,087)	(2,270)
Cash and cash equivalents:
Beginning of period	5,526	3,821
End of period	$4,439	$1,551
Supplemental non-cash information:
Capitalized stock-based compensation	$114	$91
Common stock used to pay for option exercises	58	—
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 (“Fiscal 2013”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2012 Annual Report on Form 10-K (the “Form 10-K”).

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
Following is a reconciliation of the shares used for the basic earnings (loss) per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended June 30,
	2012	2011
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	11,207	11,311
Diluted EPS:
Effect of dilutive DSUs and stock options	—	192
	11,207	11,503
Total outstanding options not included in diluted EPS as they would be antidilutive	2,866	822
Performance-based grants not included in diluted EPS	270	318

(1)
Includes 125,372 and 75,786 vested cumulative DSUs, respectively, for the three months ended June 30, 2012 and 2011 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.	Business Segments and Enterprise-Wide Disclosures
We operate in two business segments, our Advanced Media and Information (“AMI”) Division and our Home Entertainment (“HE”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Pay-Per-Transaction (“PPT”) System retailers (“Participating Retailers”) on a revenue sharing basis. The HE Division also includes Studio Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and kiosk companies, to studios. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal management reporting structure. Prior period amounts have been restated to conform to this change. Corporate and other expenses not allocated to a specific segment are included as "Other" in the table below.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (in thousands):

	AMI	HE	Other	Total
Three Months Ended June 30, 2012
Sales to external customers	$12,611	$10,612	$—	$23,223
Gross margin	8,317	3,195	—	11,512
Income (loss) from operations	1,942	1,799	(4,385)	(644)
Three Months Ended June 30, 2011
Sales to external customers	$9,596	$12,812	$—	$22,408
Gross margin	6,162	4,098	—	10,260
Income (loss) from operations	1,788	2,349	(3,891)	246

Note 4.	Stock-Based Compensation
Option Grants
In the first quarter of Fiscal 2013, we granted options to purchase 891,000 shares of our common stock under our 2011 Incentive Plan to certain of our executive officers and other employees. The stock options were granted at the fair market value of our common stock on the dates of grant, which were $20.18 and $18.09 per share, respectively, and expire 10 years from the date of grant. The options vest annually from the date of grant in five equal installments. The value of all stock options granted, as determined using the Black-Scholes valuation model, was $8.3 million and is being recognized over the vesting periods. Approximately $1.6 million will be recognized in Fiscal 2013. For the three month period ended June 30, 2012, we recognized $0.4 million related to these awards as a component of selling and administrative expense on our Condensed Consolidated Statements of Operations and have capitalized $0.1 million related to these awards in property and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

Cancellation of Performance-Based Stock Options
During the first quarter of Fiscal 2013, the Compensation Committee of our Board of Directors determined that performance requirements relating to vesting of certain stock-based awards would not be achieved. Accordingly, 47,450 performance-based stock option awards were canceled at the direction of our Board of Directors. The cancellation of these awards had no effect on our results of operations.

Valuation of Stock-Based Compensation Award with DISH Network, L.L.C. ("DISH")
Stock-based compensation in the three month period ended June 30, 2012 included a $0.6 million credit for the decrease in value of a stock award related to a compensation agreement entered into in the fourth quarter of Fiscal 2010 with DISH in connection with services provided relating to our TV Essentials™ line of business. This award is revalued at the end of each reporting period utilizing the Black-Scholes valuation model and any change in value is recognized during the current period as a component of selling and administrative expense in our Condensed Consolidated Statements of Operations. The decrease in the price of our common stock was the most significant factor in the reduction in value of the stock award in the first three months of Fiscal 2013. The fair value of this award at June 30, 2012 and March 31, 2012 was $2.6 million and $3.2 million, respectively, and was recorded as a component of accrued compensation on our Condensed Consolidated Balance Sheets. On August 8, 2012, the award was canceled. See Note 9 "Subsequent Events" for information relating to the amendment to the DISH agreement.

Note 5.	Fair Value Disclosures
We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

•	Level 1 – quoted prices in active markets for identical securities;

•
Level 2 – quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	June 30, 2012		March 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Municipal tax exempt bond funds	$22,249	Level 1	$22,227	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first three months of Fiscal 2013.

Marketable securities, all of which were classified as “available-for-sale” at June 30, 2012 and March 31, 2012, consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
Municipal tax exempt bond funds
Amortized cost	$22,101	$22,101
Gross unrecognized holding gains	148	126
Fair value	$22,249	$22,227

Note 6.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (in thousands):

	Three Months Ended June 30, 2012
	AMI	HE	Total
Beginning balance	$4,570	$531	$5,101
Currency translation	(137)	—	(137)
Ending balance	$4,433	$531	$4,964

	Year Ended March 31, 2012
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	(121)	—	(121)
Ending balance	$4,570	$531	$5,101

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	June 30, 2012	March 31, 2012
Local relationships	7 to 10 years	$6,991	$7,167
Accumulated amortization		(1,630)	(1,475)
		5,361	5,692
Tradenames	1 to 3 years	50	50
Accumulated amortization		(40)	(36)
		10	14
Existing technology	6 months	66	66
Accumulated amortization		(66)	(66)
		—	—
Patents	20 years	118	61
Accumulated amortization		(4)	(2)
		114	59
Global relationships	Indefinite	7,400	7,400
Total		$12,885	$13,165

Amortization expense and currency translation were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Local relationships	$202	$212
Tradenames	4	4
Existing Technology	—	33
Patents	1	—
Currency translation	(46)	4
	$161	$253

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

Fiscal	Local Relationships	Tradenames	Patents	Total
Remainder of Fiscal 2013	$637	$10	$5	$652
2014	849	—	7	856
2015	849	—	7	856
2016	849	—	7	856
2017	829	—	6	835
Thereafter	1,348	—	82	1,430
	$5,361	$10	$114	$5,485

Note 7.	Income Taxes
Our effective tax rate for the first quarter ended June 30, 2012 was determined by excluding certain jurisdictions with net losses. As a result, the tax provision for the first quarter of Fiscal 2013 was 9.4% and was due to taxable income in profitable jurisdictions.

Our effective tax rate for the first quarter of Fiscal 2012 was a benefit of 12.1% and was positively affected by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations.

Note 8.	New Accounting Guidance
ASU 2011-08
In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-08 did not have a material effect on our financial position, results of operations, or cash flows.

Note 9.	Subsequent Events
We have considered all events that have occurred subsequent to June 30, 2012 and through the date of this filing and determined that, except as set forth below, no additional disclosure is required.

On August 8, 2012, we amended and extended our agreement with DISH. Under the terms of the previous agreement, we provided DISH with a stock-based compensation arrangement which entitled DISH to a cash payment based on the increase in price of our stock over a strike price of $15.48 (the “SAR”). The arrangement provided that DISH would receive three equal annual installments of 200,000 SARs. We revalued this award at the end of every reporting period. Additionally, during this time, we had a profit sharing arrangement with DISH, that provided for the payment to DISH of a percentage of net profits of the TV Essentials™ line of business. However, to date, no amounts have been earned under the profit sharing arrangement. In exchange for canceling the SAR and to compensate DISH for past services, the Company will pay DISH $5.8 million and issue to DISH 700,000 shares of common stock valued at $13.2 million. As of June 30, 2012, we had accrued $2.6 million as a component of accrued compensation in our Condensed Consolidated Balance Sheets relating to the SAR. As a result of this amendment, we expect to record additional expense of $16.5 million during our second quarter ending September 30, 2012, which will be reflected in selling and administrative expense in our Condensed Consolidated Statements of Operations.

The amendment also extends the agreement through at least February 2016 and adds minimum payments relating to sharing in net profits for portions of our TV Essentials line of business. These payments will be expensed as a component of cost of sales in our Condensed Consolidated Statements of Operations.

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

•
the future growth prospects for our business as a whole and individual business lines in particular, including adding new clients, adjusting rates and increasing business activity, and using funds in our foreign bank accounts to fund our international expansion and growth;

•	increases in our costs over the next twelve months;

•	continued contraction in the major “brick and mortar” retailers' share of the home video rental market;

•	the negative effect on our PPT business for Fiscal 2013 as a result of Warner Brothers' decision to release its video content in the retail channel before offering it to the rental market;

•	future acquisitions or investments;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	the impact of changes in the timing of movie releases and the relation between the timing of the release of movies to home video to their theatrical release;

•	increased spending on property and equipment in Fiscal 2013 for the capitalization of internally developed software, computer equipment, renovations to our corporate offices and other purposes; and

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

•	effectively respond to rapidly changing technology and consumer demand for entertainment content in various media formats;

•	retain and grow our base of retailers ("Participating Retailers");

•
continue to obtain home entertainment content products (DVDs, Blu-ray Discs, etc.) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from content providers, generally motion picture studios and other licensors or owners of the rights to certain video programming content (“Program Suppliers”);

•	retain our relationships with our significant Program Suppliers;

•	manage and/or offset any cost increases;

•	add new clients or adjust rates for our services;

•	adapt to government restrictions;

•	leverage our investments in our systems and generate revenue and earnings streams that contribute to our overall success;

•	enhance and expand the services we provide in our foreign locations and enter into additional foreign locations; and

•
successfully integrate business acquisitions or other investments in other companies, products or technologies into our operations and use those acquisitions or investments to enhance our technical capabilities, expand our operations into new markets or otherwise grow our business.

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“Fiscal 2012”) as filed with the Securities and Exchange Commission on June 8, 2012 for a discussion of reasons why our actual results may differ materially from our forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Business Overview
We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) operating division includes our media measurement services. Our HE operating division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film and video game product from traditional “brick and mortar,” online and kiosk retailers. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal reporting structure. As a result, all prior periods have been restated to reflect this change.

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

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $3.0 million, or 31.4%, in the first three months of Fiscal 2013 compared to the first three months of Fiscal 2012.

The AMI Division lines of business, which we refer to as Entertainment Essentials™ services, are:

•	Box Office Essentials™,

•	OnDemand Everywhere, which includes OnDemand Essentials™ and related products, and

•	TV Essentials™, which includes StationView Essentials.
Typical clients subscribing to our services include motion picture studios, television networks and stations, cable and telco operators, advertisers and advertising agencies.

HE Division
The financial results from the HE Division continue to be affected by the changing dynamics in the home video rental market. This market is highly competitive and influenced greatly by consumer spending patterns, behaviors and technological advancements. The end consumer has a wide variety of choices from which to select his or her entertainment content and can easily shift from one provider to another. Some examples include renting Units from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, renting or purchasing Units from kiosk locations, ordering Units via online subscriptions and/or online distributors (mail delivery), subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite cable provider. Our PPT System focuses primarily on the traditional “brick and mortar” retailer.

End consumers' usage of non "brick and mortar" options for obtaining entertainment content, such as kiosks, continues to increase and our Participating Retailers' market share has been negatively affected. Thus, for the foreseeable future, we expect revenue from our HE Division to continue to decline.

The landscape of the home video rental market for “brick and mortar” retailers has seen significant changes. In the first half of calendar year 2010, a major retailer, Movie Gallery, closed all of its 2,000 stores. Also, Blockbuster Entertainment (“Blockbuster”) closed approximately 1,300 retail locations. In April 2011, Blockbuster’s assets were acquired by DISH Network L.L.C. (“DISH”). While DISH continues to operate the remaining locations, in February 2012 it announced that it will close additional stores. Although Movie Gallery and Blockbuster were not direct customers of ours, as a result of these closures, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

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

Sources of Revenue
Revenue by segment includes the following:

AMI Division
Subscription fee and other revenue, primarily relating to custom reports, from our Entertainment Essentials™ services.

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

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers; and

•	Other fees, which primarily include order processing fees, which are upfront fees generated when Units are distributed to Participating Retailers.

Results of Operations
Certain information by segment was as follows (in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended June 30, 2012
Sales to external customers	$12,611	$10,612	$—	$23,223
Gross margin	8,317	3,195	—	11,512
Income (loss) from operations	1,942	1,799	(4,385)	(644)
Three Months Ended June 30, 2011
Sales to external customers	$9,596	$12,812	$—	$22,408
Gross margin	6,162	4,098	—	10,260
Income (loss) from operations	1,788	2,349	(3,891)	246

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Revenue
Revenue increased $0.8 million, or 3.6%, to $23.2 million in the first quarter of Fiscal 2013 compared to $22.4 million in the first quarter of Fiscal 2012. The increase in revenue was due to an increase in AMI revenue, primarily related to growth in our existing lines of business, partially offset by a decline in revenue from our HE Division. These fluctuations are described in more detail below.

AMI Division
Revenue related to our Essentials™ business information service offerings increased primarily due to the addition of new customers, rate increases from existing customers and expansion of our systems and service offerings. We expect continued future increases in our Essentials™ revenue as a result of further investments, development and expansion of new and existing services, both domestically and internationally.

Revenue information related to our AMI Division is as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2012	2011
Box Office Essentials™	$5,969	$5,027	$942	18.7%
OnDemand Everywhere	2,903	2,830	73	2.6%
TV Essentials™	3,739	1,739	2,000	115.0%
	$12,611	$9,596	$3,015	31.4%

The increase in Box Office Essentials™ revenue in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to rate increases for existing clients and the addition of new clients.

The increase in OnDemand Everywhere revenue in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was due primarily to rate increases for existing clients. Revenue from our video-on-demand business, which is included in OnDemand Everywhere, increased 10.6% in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012. OnDemand Everywhere growth was 2.6% as a result of the delay of a new product until later in the year.

The increase in TV Essentials™ revenue in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to the addition of new clients, primarily advertising agencies, local stations and networks.

HE Division
Revenue information related to our HE Division is as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2012	2011
Transaction fees	$6,918	$7,854	$(936)	(11.9)%
Sell-through fees	1,677	2,043	(366)	(17.9)%
DRS	836	1,439	(603)	(41.9)%
Other	1,181	1,476	(295)	(20.0)%
	$10,612	$12,812	$(2,200)	(17.2)%

The decrease in transaction fees in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to fewer rental transactions at our Participating Retailers, which decreased by 11.4%. Units with minimum guarantees also declined, resulting in a decrease in revenue of $0.2 million in the three month period ended June 30, 2012 compared to the same period of the prior fiscal year, primarily due to the timing and quality of releases. The decrease in rental transactions was due to fewer Participating Retailers, fewer available Units and lower box office performance from theatrical titles in the Fiscal 2013 period compared to the Fiscal 2012 period, as well as continued changing market conditions. Also, during the third quarter of Fiscal 2012, Warner Brothers’ decided it would release its video content in the retail channel before offering it to the rental market. This had a negative effect on our PPT business during the first quarter of Fiscal 2013, and we expect that trend to continue.

The decrease in sell-through fees in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was due to an 18.7% decrease in sell-through volume, as well as a 2.4% decrease in the number of Units sold at the end of the Unit's term, both as a result of overall declines in Units available for sale.

The decrease in DRS revenue in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was due to fewer transactions processed as a result of Warner Brothers' decision mentioned above, as well as a decline in the number of direct retailers from which to track content performance for Program Suppliers.

The decrease in other revenue in the Fiscal 2013 period compared to the Fiscal 2012 period related primarily to reduced order processing fees due to a decline in the number of Units available and fewer Participating Retailers in the period.

Cost of Sales and Gross Margins
Cost of sales represents the direct costs to produce revenue.

In the AMI Division, cost of sales includes costs relating to our Entertainment Essentials™ services, and consists of costs associated with the operation of a call center for our Box Office Essentials™ services, as well as costs associated with amortizing capitalized, internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

In the HE Division, cost of sales includes Unit costs, transaction costs, sell-through costs and freight costs. Sell-through costs represent the amounts due to the Program Suppliers that hold the distribution rights to the Units. Freight costs represent the cost to pick, pack and ship orders of Units to the Participating Retailers. Our cost of sales can also be affected by the release dates of Units with guarantees. We recognize the guaranteed minimum costs on the release date. The terms of some of our agreements result in recognition of 100% of the cost of sales on titles in the first month in which the Unit is released, which results in lower margins during the initial portion of the revenue sharing period. Once the Unit’s rental activity exceeds the required amount for these guaranteed minimums, margins generally expand during the second and third months of the Unit’s revenue sharing period. However, since these factors are highly dependent upon the quality, timing and release dates of all new Units, margins may not expand to any significant degree during any reporting period. As a result, it is difficult to predict the effect these Program Supplier revenue sharing programs with guaranteed minimums will have on future results of operations in any reporting period.

Cost of sales decreased $0.4 million, or 3.6%, in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012.

AMI Division
Cost of sales information related to our AMI Division is as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2012	2011
Costs related to:
Amortization of internally developed software	$600	$519	$81	15.6%
Call center operation	1,244	1,191	53	4.5%
Obtaining, cleansing and processing data	2,450	1,724	726	42.1%
	$4,294	$3,434	$860	25.0%

The increase in cost of sales within the AMI Division in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 resulted primarily from increasing market coverage with existing data supplier agreements and the addition of new data supplier agreements.

HE Division
Cost of sales information related to our HE Division is as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2012	2011
Costs related to:
Transaction fees	$5,130	$6,011	$(881)	(14.7)%
Sell-through fees	1,303	1,511	(208)	(13.8)%
Other	984	1,192	(208)	(17.4)%
	$7,417	$8,714	$(1,297)	(14.9)%

The decrease in cost of sales within the HE Division was primarily related to the decreases in revenue discussed above.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended June 30,
	2012	2011
AMI Division	66.0%	64.2%
HE Division	30.1%	32.0%

The increase in gross margin in the AMI Division in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to the increase in revenues, which favorably affected gross margins since a portion of our costs are fixed. We also amended and extended our data supplier agreement with DISH on August 8, 2012. One of the terms of this amendment requires minimum payments relating to net profits of portions of the TV Essentials™ line of business. Although we expect costs to increase as a result of the DISH agreement, we do not anticipate a significant reduction in gross margin as a percentage of revenue since the increase in revenue over the prior year is expected to more than offset the increase in costs.

The decrease in gross margin in the HE Division in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to the decrease in DRS revenue and sales to brokers, both of which have higher margins.

Selling and Administrative
Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible fixed assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expense information is as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
Selling and administrative	2012	2011
AMI	$6,375	$4,374	$2,001	45.7%
HE	1,396	1,749	(353)	(20.2)%
Corporate	4,385	3,891	494	12.7%
	$12,156	$10,014	$2,142	21.4%

AMI Division
The increase in selling and administrative expenses in the AMI Division in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to a reduced benefit of $0.6 million related to the decrease in the value of a stock award granted to DISH that is valued at the end of each reporting period, compared to a $1.9 million benefit in the comparable Fiscal 2012 period related to this award. Excluding the impact of this award, expenses would have increased $0.7 million, or 11%, due to increased headcount and costs associated with expansion of our AMI Division.

DISH's stock award was canceled on August 8, 2012 as a result of the amendment of the DISH agreement noted above. In exchange for canceling this award and as compensation for past services, DISH will be paid $5.8 million and issued 700,000 shares of our common stock. On June 30, 2012, we had accrued $2.6 million as a component of accrued compensation in our Condensed Consolidated Balance Sheets relating to this award. During our second quarter ending September 30, 2012, we expect to record additional expense of $16.5 million, which will be reflected in selling and administrative expenses in our Condensed Consolidated Statements of Operations, as a result of this amendment.

HE Division
The decrease in selling and administrative expenses in the HE Division in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to a reduction in our overall headcount in order to better align the number of employees with current and expected future trends in this division.

Corporate
The increase in Corporate selling and administrative expenses in the first quarter of Fiscal 2013 compared to the first quarter of Fiscal 2012 was primarily due to higher stock-based compensation costs as a result of equity awards granted to members of executive and senior management.

Income (Loss) from Operations (in thousands)

	Three Months Ended June 30,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI	$1,942	$1,788	$154	8.6%
HE	1,799	2,349	(550)	(23.4)%
Corporate	(4,385)	(3,891)	(494)	12.7%
	$(644)	$246	$(890)	(361.8)%

Income Taxes
Our effective tax rate for the first quarter ended June 30, 2012 was determined by excluding certain jurisdictions with net losses. As a result, the tax provision for the first quarter of Fiscal 2013 was 9.4% and was due to taxable income in profitable jurisdictions compared to a tax benefit of 12.1% in the first quarter of Fiscal 2012, which was positively affected by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2013.

Cash and cash equivalents and marketable securities decreased $1.1 million to $26.7 million at June 30, 2012 from March 31, 2012. This decrease resulted primarily from $1.6 million used for the purchase of equipment and capitalized information technology costs, offset by $0.3 million provided by operating activities. Portions of our cash and cash equivalents are held in our foreign subsidiaries. We may not be able to repatriate these funds without significant tax implications. As of June 30, 2012, we had $1.4 million in foreign bank accounts, which we plan to use to fund our international expansion and growth.

We had $22.2 million invested in tax-exempt bond funds as of June 30, 2012. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $2.1 million to $12.2 million at June 30, 2012 from March 31, 2012, primarily due to lower revenue in the HE Division in the first quarter of Fiscal 2013 compared to the fourth quarter of Fiscal 2012.

Other current assets increased $0.5 million to $1.4 million at June 30, 2012 from March 31, 2012, primarily due to the timing of other receivables, primarily related to stock option exercises and other payroll related receivables, all of which have been collected as of August 9th, 2012.

During the first three months of Fiscal 2013, we spent $1.6 million on property and equipment, including $1.0 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $6.2 million on property and equipment, of which approximately $3.7 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computer equipment and renovations to our corporate offices.

Accounts payable decreased $0.7 million to $4.6 million at June 30, 2012 from March 31, 2012, primarily due to the timing of payments to our Program Suppliers.

Accrued compensation decreased $2.5 million to $6.3 million at June 30, 2012 from March 31, 2012, primarily due to a $1.5 million decrease in our bonus accrual since bonuses related to Fiscal 2012 were paid during the first quarter of Fiscal 2013, a $0.4 million decrease in severance accruals due to payments made during the quarter related to the reorganization of our foreign operations, and a $0.6 million decrease in accrued stock-based compensation that will be settled in cash and relates to an agreement with DISH, and which fluctuated with our stock price during the first quarter of Fiscal 2013. As noted above, this award was canceled on August 8, 2012, and DISH will be paid $5.8 million and receive 700,000 shares of our common stock as consideration for canceling the award and as compensation for past services.

Deferred revenue and other credits of $1.6 million at June 30, 2012 included amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent, current and long-term, of $1.9 million at June 30, 2012 represents amounts received for qualified renovations to our corporate headquarters and free rent for the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term, which is expected to end December 31, 2021, at the rate of approximately $29,000 per quarter. The deferred rent related to free rent will also be amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2013.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. At June 30, 2012, we had no outstanding borrowings under this agreement and we were in compliance with the financial covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. As of June 30, 2012, we are on schedule toward meeting those requirements. The loan is due on January 31, 2014 if it is not forgiven.

Critical Accounting Policies and Estimates
We reaffirm the critical accounting policies and estimates as reported in our Fiscal 2012 Annual Report on Form 10-K.

New Accounting Guidance
See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There have been no material changes in our reported market risks since the filing of our Fiscal 2012 Annual Report on Form 10-K.

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
Our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Fiscal 2012 Form 10-K.

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

Date:	August 9, 2012	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer