Form 10-Q
period 2012-09-30
RENTRAK CORP
filed 2012-11-07
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,844,484
(Class)	(Outstanding at November 1, 2012)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2012	March 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$3,616	$5,526
Marketable securities	21,026	22,227
Accounts and notes receivable, net of allowances for doubtful accounts of $655 and $649	12,268	14,260
Deferred tax assets, net	53	48
Other current assets	984	985
Total Current Assets	37,947	43,046
Property and equipment, net of accumulated depreciation of $17,844 and $17,032	11,961	10,846
Goodwill	5,030	5,101
Other intangible assets, net of accumulated amortization of $1,983 and $1,579	12,805	13,165
Other assets	730	723
Total Assets	$68,473	$72,881
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,275	$5,291
Accrued liabilities	4,167	3,093
Accrued compensation	4,374	8,781
Deferred revenue and other credits	2,095	2,037
Total Current Liabilities	15,911	19,202
Deferred rent, long-term portion	1,714	1,819
Taxes payable, long-term	665	731
Deferred tax liability, long-term	76	79
Note payable and accrued interest	537	525
Total Liabilities	18,903	22,356
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,844 and 11,078	11	11
Capital in excess of par value	72,073	55,125
Accumulated other comprehensive income	193	341
Accumulated deficit	(23,727)	(4,952)
Total Stockholders’ Equity attributable to Rentrak Corporation	48,550	50,525
Noncontrolling interest	1,020	—
Total Stockholders’ Equity	49,570	$50,525
Total Liabilities and Stockholders’ Equity	$68,473	$72,881
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Revenue	$22,491	$21,852	$45,714	$44,260
Cost of sales	11,785	11,491	23,496	23,639
Gross margin	10,706	10,361	22,218	20,621
Operating expenses:
Selling and administrative	29,124	10,744	41,280	20,758
Loss from operations	(18,418)	(383)	(19,062)	(137)
Other income:
Interest income, net	270	105	349	215
Income (loss) before income taxes	(18,148)	(278)	(18,713)	78
Provision (benefit) for income taxes	9	(17)	62	(60)
Net income (loss)	$(18,157)	$(261)	$(18,775)	$138
Basic net income (loss) per share	$(1.56)	$(0.02)	$(1.64)	$0.01
Diluted net income (loss) per share	$(1.56)	$(0.02)	$(1.64)	$0.01
Shares used in per share calculations:
Basic	11,669	11,149	11,451	11,257
Diluted	11,669	11,149	11,451	11,423
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote reference)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(18,157)	$(261)	$(18,775)	$138
Other comprehensive income (loss):
Foreign currency translation adjustments	175	(380)	(99)	(282)
Unrealized holding gains on available for sale securities (1)	22	20	22	85
Recognition of previously unrealized gains on available for sale securities included in net income (loss)(2)	(85)	(4)	(72)	(7)
Other comprehensive income (loss)	112	(364)	(149)	(204)
Comprehensive loss	$(18,045)	$(625)	$(18,924)	$(66)

(1) For the three months ended September 30, 2012 and 2011, the amounts are net of deferred taxes of $17,000 and $15,000, respectively, and for the six months ended September 30, 2012 and 2011, the amounts are net of deferred taxes of $17,000 and $62,000, respectively.

(2) For the three months ended September 30, 2012 and 2011, the amounts are net of deferred tax benefit of $63,000 and $3,000, respectively, and for the six months ended September 30, 2012 and 2011, the amounts are net of deferred tax benefit of $53,000 and $5,000, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(18,775)	$138
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,349	2,136
Stock-based compensation	16,253	(209)
Deferred income taxes	(2)	243
(Gain) loss on disposition of assets	(26)	1
Realized gain on marketable securities	(193)	(12)
Interest on note payable	12	12
Adjustment to allowance for doubtful accounts	(6)	(35)
Decrease in:
Accounts and notes receivable	1,992	3,038
Taxes receivable and prepaid taxes	—	699
Other assets	12	286
Increase (decrease) in:
Accounts payable	(16)	(2,720)
Taxes payable	(64)	(253)
Accrued liabilities and compensation	(3,335)	(234)
Deferred revenue	58	219
Deferred rent	(105)	108
Net cash provided by (used in) operating activities	(1,846)	3,417
Cash flows from investing activities:
Purchase of marketable securities	(20,987)	(3,000)
Sale of marketable securities	22,293	4,000
Proceeds from the sale of assets	47	—
Purchase of intangibles	(101)	—
Purchase of property and equipment	(2,876)	(2,506)
Net cash used in investing activities	(1,624)	(1,506)
Cash flows from financing activities:
Proceeds from note payable	—	500
Contributions from noncontrolling interest	1,020	—
Issuance of common stock	551	39
Repurchase of common stock	—	(4,341)
Net cash provided by (used in) financing activities	1,571	(3,802)
Effect of foreign exchange translation on cash	(11)	(405)
Decrease in cash and cash equivalents	(1,910)	(2,296)
Cash and cash equivalents:
Beginning of period	5,526	3,821
End of period	$3,616	$1,525
Supplemental non-cash information:
Capitalized stock-based compensation	$198	$147
Common stock used to pay for option exercises	63	306
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 (“Fiscal 2013”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2012 Annual Report on Form 10-K (the “Form 10-K”).

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Rentrak Corporation and its wholly owned subsidiaries, and those entities in which we have a controlling interest after elimination of all intercompany accounts and transactions. We have established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity. Sinotrak has been included in our Condensed Consolidated Financial Statements given our significant influence over day to day operations among other factors. To date, the activities of Sinotrak have been limited to initial cash contributions from both parties. The equity interests of the noncontrolling party are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets as of September 30, 2012.

Note 2.	Net Income (Loss) Per Share
Following is a reconciliation of the shares used for the basic earnings (loss) per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	11,669	11,149	11,451	11,257
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—	—	166
	11,669	11,149	11,451	11,423
Total outstanding options not included in diluted EPS as they would be antidilutive	2,885	1,715	2,885	918
Performance-based grants not included in diluted EPS	270	326	270	318

(1)
Includes 139,436 and 82,164 vested cumulative DSUs, respectively, for the three months ended September 30, 2012 and 2011 and 132,442 and 76,576 vested cumulative DSUs, respectively, for the six months ended September 30, 2012 and 2011 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.	Business Segments and Enterprise-Wide Disclosures
We operate in two business segments, our Advanced Media and Information (“AMI”) Division and our Home Entertainment (“HE”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Pay-Per-Transaction (“PPT”) System retailers (“Participating Retailers”) on a revenue sharing basis. The HE Division also includes Studio Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and Redbox, to studios. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal management reporting structure. Prior period amounts have been restated to conform to this change. Corporate and other expenses not allocated to a specific segment are included as "Other" in the table below.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other	Total
Three Months Ended September 30, 2012
Sales to external customers	$13,230	$9,261	$—	$22,491
Gross margin	7,764	2,942	—	10,706
Income (loss) from operations	(15,691)	1,694	(4,421)	(18,418)
Three Months Ended September 30, 2011
Sales to external customers	$9,786	$12,066	$—	$21,852
Gross margin	6,144	4,217	—	10,361
Income (loss) from operations	886	2,561	(3,830)	(383)
Six Months ended September 30, 2012
Sales to external customers	$25,841	$19,873	$—	$45,714
Gross margin	16,081	6,137	—	22,218
Income (loss) from operations	(13,749)	3,493	(8,806)	(19,062)
Six Months ended September 30, 2011
Sales to external customers	$19,382	$24,878	$—	$44,260
Gross margin	12,306	8,315	—	20,621
Income (loss) from operations	2,673	4,910	(7,720)	(137)

Note 4.	Stock-Based Compensation
The following table summarizes our stock based grants:

	Three Months Ended	Six Months Ended
	September 30, 2012	September 30, 2012
Option grants:
Shares granted from 2011 Incentive Plan	16,674	907,174
Fair market value on date of grant - high	$17.64	$20.18
Fair market value on date of grant - low	$16.97	$16.97
Expiration period, in years	10	10
Vesting period, in years	5	5
Compensation information related to options granted in period(1) (in thousands):
Total valuation, recognized over vesting period	$112	$8,410
Total expected expense to be recognized in Fiscal 2013	$65	$1,696
Expense recognized as a component of selling and administrative expense	$9	$815
Expense capitalized in property and equipment, net (2)	$—	$116

DSUs:
Units granted from 2011 Incentive Plan to non-executive directors	34,014	34,014
Vesting period, in months	11	11
Compensation information related to DSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$600	$600
Total expected expense to be recognized in Fiscal 2013	$382	$382
Expense recognized as a component of selling and administrative expense	$55	$55
(1) Compensation amounts based on Black-Scholes valuations.
(2) Amounts capitalized in accordance with our policies related to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	September 30, 2012		March 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Municipal tax exempt bond funds	$—		$22,227	Level 1
Adjustable rate government funds	$21,026	Level 1	$—

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first six months of Fiscal 2013.

Marketable securities, all of which were classified as “available-for-sale” at September 30, 2012 and March 31, 2012, consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
Available-for-sale marketable securities
Amortized cost	$20,987	$22,101
Gross unrecognized holding gains	39	126
Fair value	$21,026	$22,227

Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (in thousands):

	Six Months Ended September 30, 2012
	AMI	HE	Total
Beginning balance	$4,570	$531	$5,101
Currency translation	(71)	—	(71)
Ending balance	$4,499	$531	$5,030

	Year Ended March 31, 2012
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	(121)	—	(121)
Ending balance	$4,570	$531	$5,101

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	September 30, 2012	March 31, 2012
Local relationships	7 to 10 years	$7,110	$7,167
Accumulated amortization		(1,867)	(1,475)
		5,243	5,692
Tradenames	1 to 3 years	50	50
Accumulated amortization		(45)	(36)
		5	14
Existing technology	6 months	66	66
Accumulated amortization		(66)	(66)
		—	—
Patents	20 years	162	61
Accumulated amortization		(5)	(2)
		157	59
Global relationships	Indefinite	7,400	7,400
Total		$12,805	$13,165

Amortization expense and currency translation were as follows (in thousands):

	Six Months Ended September 30,
	2012	2011
Local relationships	$400	$421
Tradenames	9	9
Existing Technology	—	33
Patents	3	1
Currency translation	(8)	(29)
	$404	$435

Expected amortization expense is as follows over the next five years and thereafter (in thousands):

Fiscal	Local Relationships	Tradenames	Patents
Remainder of Fiscal 2013	$434	$5	$4
2014	867	—	8
2015	867	—	8
2016	868	—	8
2017	846	—	8
Thereafter	1,361	—	121
	$5,243	$5	$157

Note 7.	Amendment to DISH Network, L.L.C. ("DISH") Agreement
During this quarter, we amended and extended our agreement with DISH. Under the terms of the previous arrangement, we provided DISH with a stock-based compensation arrangement which entitled DISH to a cash payment based on the increase in price of our common stock over a strike price of $15.48 (the "SAR"). The arrangement provided that DISH would receive three equal annual installments of 200,000 SARs. We revalued this award at the end of every reporting period. Additionally, the previous agreement contained a provision that provided for payment of a percentage of predefined net profits of the TV Essentials™ line of business. However, no amounts were earned under the previous net profit sharing arrangement. In exchange for canceling the SAR and to compensate DISH for past services, we paid DISH $5.8 million and issued DISH 700,000 shares of common stock valued at $13.2 million during the second quarter of Fiscal 2013. As of June 30, 2012, we had accrued $2.6 million as a component of accrued compensation in our Condensed Consolidated Balance Sheets relating to the SAR. In the three month period ended September 30, 2012, the additional expense related to the amendment was $16.5 million and is reflected in selling and administrative expense in our Condensed Consolidated Statements of Operations.

The new amendment extends the agreement through at least February 2016, includes predefined net profit sharing provisions of portions of our TV Essentials™ line of business, and specifies minimum payments relating to those provisions, which will be expensed as a component of cost of sales in our Condensed Consolidated Statements of Operations as they are earned by DISH.

Note 8.	Line of Credit
We currently have a revolving line of credit for $15.0 million, that matures on December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. In August 2012 the agreement was amended to allow for letters of credit to be issued, provided that at any time the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing.

One of the financial covenants requires us to maintain cash liquidity of three times the amount of all cumulative quarterly losses. Wells Fargo Bank N.A. waived this requirement for the quarter ended September 30, 2012. At September 30, 2012, we had no outstanding borrowings under this agreement.

Note 9.	Income Taxes
Our effective tax rate for the first six months of Fiscal 2013 was determined by excluding certain jurisdictions with net losses. As a result, the tax provision for the first six months of Fiscal 2013 was 0.3% and was due to taxable income in profitable jurisdictions.

Our effective tax rate for the first six months of Fiscal 2012 was a benefit of 76.9% and was positively affected by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes, the reversal of a tax contingency due to lapse in the statute of limitations and the tax impact of income in foreign locations.

Note 10.	New Accounting Guidance
ASU 2012-02

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived asset for impairment has the option of performing a qualitative assessment before calculating the fair value of an asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not impaired, the entity would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We do not expect the adoption of ASU 2012-02 to have a material effect on our financial position, results of operations, or cash flows.

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this guidance, effective April 1, 2012, did not have a material effect on our financial position, results of operations, or cash flows.

Note 11.	Subsequent Events
We have considered all events that have occurred subsequent to September 30, 2012 and through the date of this filing and determined that no additional disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•
our future results of operations and financial condition and future revenue and expenses, including declines in Home Entertainment (“HE”) Division revenue and increases in our Entertainment Essentials™ revenue as a result of further investments, the addition of a new retailer and development and expansion of new and existing services, both domestically and internationally;

•
the future growth prospects for our business as a whole and individual business lines in particular, including adding new clients, adjusting rates and increasing business activity, and using funds in our foreign bank accounts to fund our international expansion and growth;

•	increases in our costs over the next twelve months;

•	continued contraction in the major “brick and mortar” retailers' share of the home video rental market;

•	continued increases in end consumers' usage of non "brick and mortar" options for obtaining entertainment content, such as kiosks;

•	the impact on our revenue of Warner Bros.' modification to its distribution strategy of providing "brick and mortar" retailers with new release content on the initial street date;

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	the impact of changes in the timing of movie releases and the relation between the timing of the release of movies to home video to their theatrical release;

•	increased spending on property and equipment in Fiscal 2013 for the capitalization of internally developed software, computer equipment, renovations to our corporate offices and other purposes;

•	expected amortization of our deferred rent; and

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2013.

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

Business Overview
We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) Division includes our media measurement services. Our HE Division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film and video game product from traditional “brick and mortar,” online and kiosk retailers. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal reporting structure. As a result, all prior periods have been restated to reflect this change.

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

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $6.5 million, or 33.3%, in the first six months of Fiscal 2013 compared to the first six months of Fiscal 2012.

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

HE Division
The financial results from the HE Division continue to be negatively affected by the changing dynamics in the home video rental market. This market is highly competitive and influenced greatly by consumer spending patterns, behaviors and technological advancements. The end consumer has a wide variety of choices from which to select his or her entertainment content and can easily shift from one provider to another. Some examples include renting Units from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, renting or purchasing Units from kiosk locations, ordering Units via online subscriptions and/or online distributors (mail delivery), subscribing to at-home movie channels, downloading or streaming content via the Internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite cable provider. Our PPT System focuses primarily on the traditional “brick and mortar” retailer and provides those Participating Retailers the opportunity to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. Many of our arrangements are structured so that Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). These programs offer Participating Retailers a way to more effectively acquire “new release” rental inventory on a lease basis instead of purchasing and owning the inventory directly.

The landscape of the home video rental market for “brick and mortar” retailers has seen significant changes. In the first half of calendar year 2010, a major retailer, Movie Gallery, closed all of its 2,000 stores. Also, Blockbuster Entertainment (“Blockbuster”) closed approximately 1,300 retail locations and, in April 2011, its assets were acquired by DISH Network L.L.C. (“DISH”). While DISH continues to operate the remaining locations, in February 2012 it announced that it will close additional stores. Although Movie Gallery and Blockbuster were not direct customers of ours, as a result of these closures, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

Also, end consumers' usage of non "brick and mortar" options for obtaining entertainment content, such as kiosks, continues to increase and our Participating Retailers' market share has been negatively affected, contributing to a decline in our revenue. However, we recently added a major rental chain to our list of PPT customers and will provide units to that retailer from at least one major Program Supplier. While we expect to see additional revenue in upcoming quarters as a result of adding this new Participating Retailer, it is too soon to predict what impact, if any, this will have on total revenue in the future.

In general, we continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers may typically be terminated without cause upon thirty days’ written notice by either party.

Sources of Revenue
Revenue by segment includes the following:

AMI Division
Subscription fee and other revenue, primarily relating to custom reports, from our Entertainment Essentials™ services.
HE Division

•
PPT revenues include fees generated when Participating Retailers rent Units or sell previously-viewed rental Units to consumers and upfront fees generated when Units are distributed to Participating Retailers. Additionally, certain arrangements include guaranteed minimum revenue from our customers, which are recognized on the street (release) date, provided all other revenue recognition criteria are met; and

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers.

Results of Operations
Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended September 30, 2012
Sales to external customers	$13,230	$9,261	$—	$22,491
Gross margin	7,764	2,942	—	10,706
Income (loss) from operations	(15,691)	1,694	(4,421)	(18,418)
Three Months Ended September 30, 2011
Sales to external customers	$9,786	$12,066	$—	$21,852
Gross margin	6,144	4,217	—	10,361
Income (loss) from operations	886	2,561	(3,830)	(383)
Six Months Ended September 30, 2012
Sales to external customers	$25,841	$19,873	$—	$45,714
Gross margin	16,081	6,137	—	22,218
Income (loss) from operations	(13,749)	3,493	(8,806)	(19,062)
Six Months Ended September 30, 2011
Sales to external customers	$19,382	$24,878	$—	$44,260
Gross margin	12,306	8,315	—	20,621
Income (loss) from operations	2,673	4,910	(7,720)	(137)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Revenue
Revenue increased $0.6 million, or 2.9%, to $22.5 million in the second quarter of Fiscal 2013 compared to $21.9 million in the second quarter of Fiscal 2012. Revenue increased $1.5 million, or 3.3%, to $45.7 million in the six month period ended September 30, 2012 compared to $44.3 million in the six month period ended September 30, 2011. The increases in revenue were due to increases in AMI Division revenue, primarily related to growth in our existing lines of business, partially offset by declines in revenue from our HE Division. These fluctuations are described in more detail below.

AMI Division
Revenue related to our Entertainment Essentials™ business information service offerings increased primarily due to the addition of new customers, rate increases from existing customers and expansion of our systems and service offerings. We expect continued future increases in our Entertainment Essentials™ revenue as a result of further investments and development and expansion of new and existing services, both domestically and internationally.

Revenue information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2012	2011
Box Office Essentials™	$5,735	$5,189	$546	10.5%
OnDemand Everywhere	3,349	2,622	727	27.7%
TV Essentials™	4,146	1,975	2,171	109.9%
	$13,230	$9,786	$3,444	35.2%
	Six Months Ended September 30,		Dollar Change	% Change
	2012	2011
Box Office Essentials™	$11,704	$10,216	$1,488	14.6%
OnDemand Everywhere	6,252	5,452	800	14.7%
TV Essentials™	7,885	3,714	4,171	112.3%
	$25,841	$19,382	$6,459	33.3%

The increases in Box Office Essentials™ revenue in the Fiscal 2013 periods were primarily due to rate increases for existing clients and the addition of new clients.

The increases in OnDemand Everywhere revenue in the Fiscal 2013 periods were primarily due to rate increases for existing clients and increased custom reporting projects.

The increases in TV Essentials™ revenue in the Fiscal 2013 periods were primarily due to the addition of new clients and rate increases for existing clients.

HE Division
Revenue information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2012	2011
PPT	$8,609	$10,450	$(1,841)	(17.6)%
DRS	652	1,616	(964)	(59.7)%
	$9,261	$12,066	$(2,805)	(23.2)%
	Six Months Ended September 30,		Dollar Change	% Change
	2012	2011
PPT	$18,385	$21,823	$(3,438)	(15.8)%
DRS	1,488	3,055	(1,567)	(51.3)%
	$19,873	$24,878	$(5,005)	(20.1)%

The decreases in PPT revenue in the Fiscal 2013 periods were primarily due to fewer Participating Retailers, fewer available Units and lower box office performance from theatrical titles in the Fiscal 2013 periods compared to the Fiscal 2012 periods, in part due to consumers' focus on the summer Olympics as well as continued changing market conditions. Also, during the third quarter of Fiscal 2012, Warner Bros.’ decided it would release its video content in the retail channel before offering it to the rental market. This had a negative effect on our PPT business during the first six months of Fiscal 2013. However, recently Warner Bros. has indicated that they are returning to a previous distribution strategy of providing "brick and mortar" retailers with new release content on the initial street date. While we believe this change would have a positive impact on our revenue in the future, it is too soon to predict the magnitude of that impact.

The decreases in DRS revenue in the Fiscal 2013 periods were due to fewer transactions processed as a result of Warner Bros.' decision mentioned above, as well as a decline in the number of direct retailers from which to track content performance for Program Suppliers. The modification of Warner Bros.' distribution strategy noted above also could increase our DRS revenue, but it is too soon to predict what impact, if any, this will have on our revenue in the future.

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

Cost of sales increased $0.3 million, or 2.6%, in the second quarter of Fiscal 2013 compared to the second quarter of Fiscal 2012, and decreased $0.1 million, or 0.6%, in the first six months of Fiscal 2013 compared to the same period of Fiscal 2012.

AMI Division
Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2012	2011
Costs related to:
Amortization of internally developed software	$647	$525	$122	23.2%
Call center operation	1,266	1,230	36	2.9%
Obtaining, cleansing and processing data	3,553	1,887	1,666	88.3%
	$5,466	$3,642	$1,824	50.1%
	Six Months Ended September 30,		Dollar Change	% Change
	2012	2011
Costs related to:
Amortization of internally developed software	$1,247	$1,044	$203	19.4%
Call center operation	2,510	2,421	89	3.7%
Obtaining, cleansing and processing data	6,003	3,611	2,392	66.2%
	$9,760	$7,076	$2,684	37.9%

The increases in cost of sales within the AMI Division in the Fiscal 2013 periods resulted primarily from expanding market coverage with existing data supplier agreements and the addition of new data supplier agreements. The increase in the second quarter of Fiscal 2013 also reflects costs associated with the amendment to our data supplier agreement with DISH, which requires minimum payments relating to predefined net profit sharing provisions of portions of our TV Essentials™ line of business.

HE Division
Cost of sales information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2012	2011
Costs related to:
Transaction fees	$4,330	$5,327	$(997)	(18.7)%
Sell-through fees	1,229	1,519	(290)	(19.1)%
Other	760	1,003	(243)	(24.2)%
	$6,319	$7,849	$(1,530)	(19.5)%
	Six Months Ended September 30,		Dollar Change	% Change
	2012	2011
Costs related to:
Transaction fees	$9,460	$11,338	$(1,878)	(16.6)%
Sell-through fees	2,532	3,030	(498)	(16.4)%
Other	1,744	2,195	(451)	(20.5)%
	$13,736	$16,563	$(2,827)	(17.1)%

The decreases in cost of sales within the HE Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily related to the decreases in revenue discussed above.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
AMI Division	58.7%	62.8%	62.2%	63.5%
HE Division	31.8%	34.9%	30.9%	33.4%

The declines in gross margin in the AMI Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to a shift in mix of revenue, as more revenue in the current quarter was generated from TV Essentials™.

The decreases in gross margin in the HE Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to the decrease in DRS revenue, which typically has higher margins.

Selling and Administrative
Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expense information is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
Selling and administrative	2012	2011
AMI	$23,455	$5,258	$18,197	346.1%
HE	1,248	1,656	(408)	(24.6)%
Corporate	4,421	3,830	591	15.4%
	$29,124	$10,744	$18,380	171.1%
	Six Months Ended September 30,		Dollar Change	% Change
Selling and administrative	2012	2011
AMI	$29,830	$9,633	$20,197	209.7%
HE	2,644	3,405	(761)	(22.3)%
Corporate	8,806	7,720	1,086	14.1%
	$41,280	$20,758	$20,522	98.9%

AMI Division
The increases in selling and administrative expenses in the AMI Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to charges related to the cancellation of a stock award granted to DISH that had been previously revalued at the end of each reporting period and increased costs related to the expansion of our AMI Division.

In exchange for canceling the stock award and as compensation for past services, DISH was paid $5.8 million and issued 700,000 shares of our common stock during the second quarter of Fiscal 2013. Accordingly, in the three months ended September 30, 2012, we recorded $16.5 million in expense related to this amendment and related stock award, compared to a credit of $0.5 million in the same period of Fiscal 2012. In the six months ended September 30, 2012, we recorded $15.9 million in expense related to this amendment and related stock award, which reflects a $0.6 million credit recorded in the first quarter, compared to a credit of $2.5 million in the same period of Fiscal 2012.

Excluding the impact of the DISH amendment, expenses increased $1.2 million, or 20.2%, in the three months ended September 30, 2012 compared to the same period of Fiscal 2012, and increased $1.9 million, or 15.6%, in the six months ended September 30, 2012 compared to the same period of Fiscal 2012, in both cases primarily the result of increased headcount and other costs associated with expansion of our AMI Division.

HE Division
The decreases in selling and administrative expenses in the HE Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to a reduction in our overall headcount in order to better align the number of employees with current and expected future trends in this division.

Corporate
The increases in Corporate selling and administrative expenses in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to an increase in headcount in our information technology department and higher stock-based compensation costs as a result of equity awards granted to members of executive and senior management in the first quarter of Fiscal 2013.

Income (Loss) from Operations (in thousands)

	Three Months Ended September 30,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI	$(15,691)	$886	$(16,577)	(1,871.0)%
HE	1,694	2,561	(867)	(33.9)%
Corporate	(4,421)	(3,830)	(591)	15.4%
	$(18,418)	$(383)	$(18,035)	4,708.9%
	Six Months Ended September 30,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI	$(13,749)	$2,673	$(16,422)	(614.4)%
HE	3,493	4,910	(1,417)	(28.9)%
Corporate	(8,806)	(7,720)	(1,086)	14.1%
	$(19,062)	$(137)	$(18,925)	13,813.9%

The decreases in income from operations in the three and six month periods ended September 30, 2012 compared to the same periods of Fiscal 2012 were primarily due to the increase of $16.5 million in expense in our AMI Division related to the amendment of our agreement with DISH as discussed above. Operating income for the AMI Division before the DISH amendment would have been:

	Three Months Ended September 30,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI as reported	$(15,691)	$886	$(16,577)	(1,871.0)%
Less: DISH stock-based compensation	16,485	(539)	17,024	(3,158.4)%
AMI before DISH stock-based compensation	$794	$347	$447	128.8%
	Six Months Ended September 30,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI as reported	$(13,749)	$2,673	$(16,422)	(614.4)%
Less: DISH stock-based compensation	15,864	(2,453)	18,317	(746.7)%
AMI before DISH stock-based compensation	$2,115	$220	$1,895	861.4%

We believe that adjusting for the expense associated with the DISH amendment gives a more useful indicator by which to compare the current financial performance of the AMI Division.

Income Taxes
Our effective tax rate for the first six months of Fiscal 2013 was determined by excluding certain jurisdictions with net losses. As a result, the tax provision was 0.3% and was due to taxable income in profitable jurisdictions, compared to a tax benefit of 76.9% in the first six months of Fiscal 2012, which was positively affected by federal and state research and experimentation credits, earnings on marketable securities that are exempt from federal income taxes and the tax impact of income in foreign locations.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2013.

Cash and cash equivalents and marketable securities decreased $3.1 million to $24.6 million at September 30, 2012 from March 31, 2012. This decrease resulted primarily from $2.9 million used for the purchase of equipment and capitalized information technology costs and $1.8 million used in operating activities, which includes a $5.8 million payment related to the amendment of our agreement with DISH, offset by $0.6 million in proceeds from the issuance of our common stock and a $1.0 million contribution from noncontrolling interests. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of September 30, 2012, we had $3.2 million in foreign bank accounts, including $2.0 million held by a joint venture, which we plan to use to fund our international expansion and growth.

We had $21.0 million invested in an adjustable rate government fund as of September 30, 2012. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $2.0 million to $12.3 million at September 30, 2012 from March 31, 2012, primarily due to lower revenue in the HE Division in the second quarter of Fiscal 2013 compared to the fourth quarter of Fiscal 2012.

During the first six months of Fiscal 2013, we spent $2.9 million on property and equipment, including $1.9 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $6.1 million on property and equipment in all of Fiscal 2013, of which approximately $3.6 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computer equipment and renovations to our corporate offices.

Accrued liabilities increased $1.1 million to $4.2 million at September 30, 2012 from March 31, 2012, primarily due to increased payments due to our data suppliers.

Accrued compensation decreased $4.4 million to $4.4 million at September 30, 2012 from March 31, 2012, primarily due to a $3.2 million decrease in accrued stock-based compensation for DISH's award that was canceled and settled in cash during the second quarter of Fiscal 2013, a $0.8 million decrease in our bonus accrual since bonuses related to Fiscal 2012 were paid during the first quarter of Fiscal 2013, and a $0.6 million decrease in severance accruals due to payments made during the first six months of Fiscal 2013 related to the reorganization of our foreign operations.

Deferred revenue and other credits of $2.1 million at September 30, 2012 included amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $1.8 million at September 30, 2012 represents amounts received for qualified renovations to our corporate headquarters and free rent for a portion of the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term, which is expected to end December 31, 2021, at the rate of approximately $29,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2013.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. One of the financial covenants requires us to maintain cash liquidity of three times the amount of all cumulative quarterly losses. Wells Fargo Bank N.A. waived this requirement for the quarter ended September 30, 2012. At September 30, 2012, we had no outstanding borrowings under this agreement. In August, 2012, the agreement was amended to allow for letters of credit to be issued, provided that at any time the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. As of September 30, 2012, we are on schedule toward meeting those requirements. The loan is due on January 31, 2014 if it is not forgiven.

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

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Fourth Amendment to Credit Agreement, dated August 21, 2012 between Rentrak Corporation and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 7, 2012	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer