Form 10-Q
period 2012-12-31
RENTRAK CORP
filed 2013-02-07
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,857,221
(Class)	(Outstanding at February 1, 2013)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	December 31, 2012	March 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$4,685	$5,526
Marketable securities	21,483	22,227
Accounts and notes receivable, net of allowances for doubtful accounts of $712 and $649	12,354	14,260
Deferred tax assets, net	53	48
Other current assets	1,118	985
Total Current Assets	39,693	43,046
Property and equipment, net of accumulated depreciation of $18,868 and $17,032	12,493	10,846
Goodwill	5,085	5,101
Other intangible assets, net of accumulated amortization of $2,213 and $1,579	12,647	13,165
Other assets	777	723
Total Assets	$70,695	$72,881
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,476	$5,291
Accrued liabilities	4,991	3,093
Accrued compensation	4,940	8,781
Deferred revenue and other credits	1,860	2,037
Total Current Liabilities	18,267	19,202
Deferred rent, long-term portion	1,670	1,819
Taxes payable, long-term	678	731
Deferred tax liability, long-term	71	79
Note payable and accrued interest	544	525
Total Liabilities	21,230	22,356
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,844 and 11,078	11	11
Capital in excess of par value	73,751	55,125
Accumulated other comprehensive income	255	341
Accumulated deficit	(25,541)	(4,952)
Total Stockholders’ Equity attributable to Rentrak Corporation	48,476	50,525
Noncontrolling interest	989	—
Total Stockholders’ Equity	49,465	50,525
Total Liabilities and Stockholders’ Equity	$70,695	$72,881
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue	$24,948	$22,211	$70,662	$66,471
Cost of sales	13,847	11,590	37,343	35,229
Gross margin	11,101	10,621	33,319	31,242
Operating expenses:
Selling and administrative	12,870	11,595	54,150	32,354
Loss from operations	(1,769)	(974)	(20,831)	(1,112)
Other income:
Interest income, net	41	133	390	348
Loss before income taxes	(1,728)	(841)	(20,441)	(764)
Provision for income taxes	117	1,106	179	1,046
Net loss	(1,845)	(1,947)	(20,620)	(1,810)
Net loss attributable to noncontrolling interest	(31)	—	(31)	—
Net loss attributable to Rentrak Corporation	$(1,814)	$(1,947)	$(20,589)	$(1,810)
Basic net loss per share	$(0.15)	$(0.18)	$(1.77)	$(0.16)
Diluted net loss per share	$(0.15)	$(0.18)	$(1.77)	$(0.16)
Shares used in per share calculations:
Basic	11,996	11,102	11,634	11,205
Diluted	11,996	11,102	11,634	11,205
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote reference)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2012	2011	2012	2011
Net loss	$(1,845)	$(1,947)	$(20,620)	$(1,810)
Other comprehensive income (loss):
Foreign currency translation adjustments	93	(239)	(6)	(521)
Unrealized holding (gains) losses on available for sale securities (1)	(30)	(25)	(8)	60
Recognition of previously unrealized gains on available for sale securities included in net loss(2)	—	(14)	(72)	(21)
Other comprehensive income (loss)	63	(278)	(86)	(482)
Comprehensive loss	(1,782)	(2,225)	(20,706)	(2,292)
Comprehensive loss attributable to noncontrolling interest	(31)	—	(31)	—
Comprehensive loss attributable to Rentrak Corporation	$(1,751)	$(2,225)	$(20,675)	$(2,292)

(1) For the three months ended December 31, 2012 and 2011, the amounts are net of deferred taxes of $15,000 and $18,000, respectively, and for the nine months ended December 31, 2012 and 2011, the amounts are net of deferred taxes of zero and $44,000, respectively.

(2) For the three months ended December 31, 2012 and 2011, the amounts are net of deferred tax benefit of zero and $11,000, respectively, and for the nine months ended December 31, 2012 and 2011, the amounts are net of deferred tax benefit of $53,000 and $15,000, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(20,620)	$(1,810)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	3,607	3,233
Stock-based compensation	17,781	813
Deferred income taxes	(3)	1,407
(Gain) loss on disposition of assets	(26)	2
Realized gain on marketable securities	(196)	(37)
Interest on note payable	19	19
Adjustment to allowance for doubtful accounts	63	125
(Increase) decrease in:
Accounts and notes receivable	1,906	3,433
Taxes receivable and prepaid taxes	—	923
Other assets	(291)	304
Increase (decrease) in:
Accounts payable	1,185	(2,827)
Taxes payable	(78)	(596)
Accrued liabilities and compensation	(1,918)	(10)
Deferred revenue	(178)	299
Deferred rent	(148)	407
Net cash provided by operating activities	1,103	5,685
Cash flows from investing activities:
Purchase of marketable securities	(22,987)	(15,903)
Sale of marketable securities	23,793	15,371
Proceeds from the sale of assets	47	—
Payments made to develop intangible assets	(113)	—
Purchase of property and equipment	(4,304)	(3,355)
Net cash used in investing activities	(3,564)	(3,887)
Cash flows from financing activities:
Proceeds from note payable	—	500
Contributions from noncontrolling interest	1,020	—
Issuance of common stock	551	60
Repurchase of common stock	—	(4,341)
Net cash provided by (used in) financing activities	1,571	(3,781)
Effect of foreign exchange translation on cash	49	(618)
Decrease in cash and cash equivalents	(841)	(2,601)
Cash and cash equivalents:
Beginning of period	5,526	3,821
End of period	$4,685	$1,220
Supplemental non-cash information:
Capitalized stock-based compensation	$348	$253
Common stock used to pay for option exercises	—	306
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 (“Fiscal 2013”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2012 Annual Report on Form 10-K (the “Form 10-K”).

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Rentrak Corporation and its wholly owned subsidiaries, and those entities in which we have a controlling interest after elimination of all intercompany accounts and transactions. We have established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity. Sinotrak has been included in our Condensed Consolidated Financial Statements given our significant influence over day to day operations among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both parties and costs associated with its formation. The equity interests of the noncontrolling party are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets as of December 31, 2012. The noncontrolling party’s share of the expenses for the three and nine months ending December 31, 2012 are included in “Net loss attributable to noncontrolling interests” on our Condensed Consolidated Statements of Operations.

Note 2.	Net Income (Loss) Per Share
Following is a reconciliation of the shares used for the basic earnings (loss) per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	11,996	11,102	11,634	11,205
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—	—	—
	11,996	11,102	11,634	11,205
Total outstanding options not included in diluted EPS as they would be antidilutive	2,851	2,078	2,851	2,078
Performance-based grants not included in diluted EPS	270	318	270	318

(1)
Includes 151,554 and 96,332 vested cumulative DSUs, respectively, for the three months ended December 31, 2012 and 2011 and 138,838 and 83,174 vested cumulative DSUs, respectively, for the nine months ended December 31, 2012 and 2011 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.	Business Segments and Enterprise-Wide Disclosures
We operate in two business segments, our Advanced Media and Information (“AMI”) Division and our Home Entertainment (“HE”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Pay-Per-Transaction (“PPT”) System retailers (“Participating Retailers”) on a revenue sharing basis. The HE Division also includes Studio Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and Redbox, to studios. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal management reporting structure. Prior period amounts have been restated to conform to this change. Corporate and other expenses not allocated to a specific segment are included as “Other” in the table below.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other	Total
Three Months Ended December 31, 2012
Sales to external customers	$13,712	$11,236	$—	$24,948
Gross margin	8,210	2,891	—	11,101
Income (loss) from operations	1,194	1,523	(4,486)	(1,769)
Three Months Ended December 31, 2011
Sales to external customers	$10,393	$11,818	$—	$22,211
Gross margin	6,868	3,753	—	10,621
Income (loss) from operations	1,100	2,019	(4,093)	(974)
Nine Months ended December 31, 2012
Sales to external customers	$39,553	$31,109	$—	$70,662
Gross margin	24,291	9,028	—	33,319
Income (loss) from operations	(12,555)	5,016	(13,292)	(20,831)
Nine Months ended December 31, 2011
Sales to external customers	$29,775	$36,696	$—	$66,471
Gross margin	19,174	12,068	—	31,242
Income (loss) from operations	3,773	6,929	(11,814)	(1,112)

Note 4.	Stock-Based Compensation
The following table summarizes our stock based grants in Fiscal 2013:

	Three Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2012
Option grants(1):
Shares granted from 2011 Incentive Plan	—	893,674
Fair market value on date of grant - high	$—	$20.18
Fair market value on date of grant - low	$—	$16.97
Expiration period, in years		10
Vesting period, in years		5
Compensation information related to options granted in period(2) (in thousands):
Total valuation, recognized over vesting period	$—	$8,284
Total expected expense to be recognized in Fiscal 2013	$—	$1,671
Expense recognized as a component of selling and administrative expense	$—	$1,241
Expense capitalized in property and equipment, net (3)	$—	$168

DSUs:
DSUs granted from 2011 Incentive Plan to non-executive directors	—	34,014
Vesting period, in months		11
Compensation information related to DSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$—	$600
Total expected expense to be recognized in Fiscal 2013	$—	$382
Expense recognized as a component of selling and administrative expense	$—	$218
(1) Shares granted and compensation expense amounts for nine month period are shown net of cancellations.
(2) Compensation amounts based on Black-Scholes valuations.
(3) Amounts capitalized in accordance with our policies related to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

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

Amendment to Stock-Based Award Agreement

In October 2012, the expiration date of a restricted stock unit (“RSU”) award granted to an executive officer was extended by two years. The fair value of the modification to the RSU award was $0.4 million, based on a Monte Carlo simulation and will be recognized over the requisite service period. Approximately $0.1 million related to this modification will be recognized in Fiscal 2013, of which $44,000 was recognized during the third quarter of Fiscal 2013. We allocated $26,000 of that cost to selling and administrative expense and capitalized the remainder as part of IT development costs associated with our AMI Essentials™ lines of business.

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (dollars in thousands):

	December 31, 2012		March 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Municipal tax exempt bond funds	$—		$22,227	Level 1
Adjustable rate government funds	$21,483	Level 1	$—

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first nine months of Fiscal 2013.

Marketable securities, all of which were classified as “available-for-sale” at December 31, 2012 and March 31, 2012, consisted of the following (dollars in thousands):

	December 31, 2012	March 31, 2012
Available-for-sale marketable securities
Amortized cost	$21,491	$22,101
Gross unrecognized holding gains	—	126
Gross unrecognized holding losses	(8)	—
Fair value	$21,483	$22,227

Note 6.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

	Nine Months Ended December 31, 2012
	AMI	HE	Total
Beginning balance	$4,570	$531	$5,101
Currency translation	(16)	—	(16)
Ending balance	$4,554	$531	$5,085

	Year Ended March 31, 2012
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	(121)	—	(121)
Ending balance	$4,570	$531	$5,101

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	December 31, 2012	March 31, 2012
Local relationships	7 to 10 years	$7,170	$7,167
Accumulated amortization		(2,090)	(1,475)
		5,080	5,692
Tradenames	1 to 3 years	50	50
Accumulated amortization		(49)	(36)
		1	14
Existing technology	6 months	66	66
Accumulated amortization		(66)	(66)
		—	—
Patents	20 years	174	61
Accumulated amortization		(8)	(2)
		166	59
Global relationships	Indefinite	7,400	7,400
Total		$12,647	$13,165

Amortization expense and currency translation were as follows (dollars in thousands):

	Nine Months Ended December 31,
	2012	2011
Local relationships	$604	$626
Tradenames	13	13
Existing technology	—	33
Patents	5	1
Currency translation	12	(57)
	$634	$616

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships	Tradenames	Patents
Remainder of Fiscal 2013	$210	$1	$4
2014	840	—	8
2015	841	—	8
2016	841	—	8
2017	851	—	8
Thereafter	1,497	—	130
	$5,080	$1	$166

Note 7.	Amendment to DISH Network, L.L.C. (”DISH”) Agreement
In the second quarter of Fiscal 2013, we amended and extended our agreement with DISH. Under the terms of the previous arrangement, we provided DISH with a stock-based compensation arrangement which entitled DISH to a cash payment based on the increase in price of our common stock over a strike price of $15.48 (the “SAR”). The arrangement provided that DISH would receive three equal annual installments of 200,000 SARs. We revalued this award at the end of every reporting period. Additionally, the previous agreement contained a provision that provided for payment of a percentage of predefined net profits of the TV Essentials™ line of business. However, no amounts were earned under the previous net profit sharing arrangement. In exchange for canceling the SAR and to compensate DISH for past services, in August 2012, we paid DISH $5.8 million and issued DISH 700,000 shares of common stock valued at $13.2 million. As of March 31, 2012, we had accrued $3.2 million as a component of accrued compensation in our Condensed Consolidated Balance Sheets relating to the SAR. In the nine month period ended December 31, 2012, the additional expense related to the amendment was $15.8 million and is reflected in selling and administrative expense in our Condensed Consolidated Statements of Operations.

The new amendment extends the agreement through at least February 2016, includes predefined net profit sharing provisions of portions of our TV Essentials™ line of business, and specifies minimum payments relating to those provisions, which will be expensed as a component of cost of sales in our Condensed Consolidated Statements of Operations as they are earned by DISH.

Note 8.	Line of Credit
We currently have a revolving line of credit for $15.0 million, that matures on December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. In August 2012, the agreement was amended to allow for letters of credit to be issued, provided that at any time the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing. At December 31, 2012, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, and we had no outstanding borrowings under the agreement.

On February 5, 2013, the agreement was amended, extending its maturity to December 1, 2014. Also, as of January 1, 2013, the fee we will incur on the unused portion will be 0.2 percent per annum. The remaining terms are effective as of December 1, 2012, and interest will accrue on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0 percent. The amendment contains certain liquidity, asset and financial covenants and, as of December 31, 2012, we were in compliance with those covenants.

Note 9.	Income Taxes
Our effective tax rate for the first nine months of Fiscal 2013 was determined by excluding certain jurisdictions with net losses. As a result, the tax provision for the first nine months of Fiscal 2013 was 0.9% and was due to taxable income in profitable jurisdictions.

Our effective tax rate for the first nine months of Fiscal 2012 was a provision of 136.9% and was negatively affected by the recording of a $1.2 million valuation allowance to fully reserve against our deferred tax assets.

Note 10.	New Accounting Guidance
ASU 2012-02

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived asset for impairment has the option of performing a qualitative assessment before calculating the fair value of an asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not impaired, the entity would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We do not expect the adoption of ASU 2012-02 to have a material effect on our financial position, results of operations, or cash flows.

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
We have considered all events that have occurred subsequent to December 31, 2012 and through the date of this filing and, except as set forth below, determined that no additional disclosure is required.

On February 5, 2013, we amended our line of credit. Please refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•
our future results of operations and financial condition and future revenue and expenses, including declines in Home Entertainment (“HE”) Division revenue and increases in our Entertainment Essentials™ revenue as a result of further investments, the addition of new retailers and development and expansion of new and existing services, both domestically and internationally;

•
the future growth prospects for our business as a whole and individual business lines in particular, including adding new clients, adjusting rates and increasing business activity, and using funds in our foreign bank accounts to fund our international expansion and growth;

•	increases in our costs over the next twelve months;

•	continued contraction in the major “brick and mortar” retailers’ share of the home video rental market;

•	continued increases in end consumers’ usage of non “brick and mortar” options for obtaining entertainment content, such as kiosks;

•
the impact of changes in the timing of when major studios make their new movie releases available to “brick and mortar” rental outlets versus all other retail and rental options (mass merchants, kiosk, by-mail);

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

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2013.

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

•	effectively respond to rapidly changing technology and consumer demand for entertainment content in various media formats;

•	retain and grow our base of retailers (“Participating Retailers”);

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

Business Overview
We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) Division includes our media measurement services. Our HE Division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film and video game product from traditional “brick and mortar”, online and kiosk retailers. During the fourth quarter of Fiscal 2012, management moved Digital Download Essentials and Home Entertainment Essentials from the HE Division to the AMI Division effective April 1, 2011 as a result of a change in our internal reporting structure and all prior periods have been restated to reflect this change.

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

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our Pay-Per-Transaction (“PPT”) System. Within this system, video retailers are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers on a revenue sharing basis. We provide second- and third-tier retailers, as well as a few major national chains, the opportunity to acquire new inventory, and our PPT System enables retailers everywhere, regardless of size, the ability to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

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

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $9.8 million, or 32.8%, in the first nine months of Fiscal 2013 compared to the first nine months of Fiscal 2012.

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

The landscape of the home video rental market for “brick and mortar” retailers has seen significant changes, and some major retailers, such as Movie Gallery, have exited the market entirely, while others, such as Blockbuster Entertainment (“Blockbuster”) have seen significant store closures. Blockbuster also recently announced more closures which would bring the chain to approximately 500 retail locations. As a result of these market changes, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

Also, end consumers’ usage of non “brick and mortar” options for obtaining entertainment content, such as kiosks, continues to increase and our Participating Retailers’ market share has been negatively affected, contributing to a decline in our revenue. However, during the quarter, we added a major rental chain to our list of PPT customers and will provide units to that retailer from at least one major Program Supplier. While we expect to see additional revenue in upcoming quarters as a result of adding this new Participating Retailer, it is too soon to predict what impact, if any, this will have on total revenue in the future.

In general, we continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. During the quarter, a former Program Supplier, Warner Bros., returned to the PPT System, and we were able to begin offering their content to our Participating Retailers again. We are also continually seeking to develop business relationships with new Program Suppliers. Our relationships with Program Suppliers may typically be terminated without cause upon thirty days written notice by either party.

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

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers.
Results of Operations
Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended December 31, 2012
Sales to external customers	$13,712	$11,236	$—	$24,948
Gross margin	8,210	2,891	—	11,101
Income (loss) from operations	1,194	1,523	(4,486)	(1,769)
Three Months Ended December 31, 2011
Sales to external customers	$10,393	$11,818	$—	$22,211
Gross margin	6,868	3,753	—	10,621
Income (loss) from operations	1,100	2,019	(4,093)	(974)
Nine Months Ended December 31, 2012
Sales to external customers	$39,553	$31,109	$—	$70,662
Gross margin	24,291	9,028	—	33,319
Income (loss) from operations	(12,555)	5,016	(13,292)	(20,831)
Nine Months Ended December 31, 2011
Sales to external customers	$29,775	$36,696	$—	$66,471
Gross margin	19,174	12,068	—	31,242
Income (loss) from operations	3,773	6,929	(11,814)	(1,112)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Revenue
Revenue increased $2.7 million, or 12.3%, to $24.9 million in the third quarter of Fiscal 2013 compared to $22.2 million in the third quarter of Fiscal 2012. Revenue increased $4.2 million, or 6.3%, to $70.7 million in the nine month period ended December 31, 2012 compared to $66.5 million in the nine month period ended December 31, 2011. The increases in revenue were due to increases in AMI Division revenue, primarily related to growth in our existing lines of business, partially offset by declines in revenue from our HE Division. These fluctuations are described in more detail below.

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

Revenue information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2012	2011
Box Office Essentials™	$6,089	$5,473	$616	11.3%
OnDemand Everywhere	3,066	2,625	441	16.8%
TV Essentials™	4,557	2,295	2,262	98.6%
	$13,712	$10,393	$3,319	31.9%
	Nine Months Ended December 31,		Dollar Change	% Change
	2012	2011
Box Office Essentials™	$17,793	$15,689	$2,104	13.4%
OnDemand Everywhere	9,318	8,077	1,241	15.4%
TV Essentials™	12,442	6,009	6,433	107.1%
	$39,553	$29,775	$9,778	32.8%

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

HE Division
Revenue information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2012	2011
PPT	$10,666	$10,690	$(24)	(0.2)%
DRS	570	1,128	(558)	(49.5)%
	$11,236	$11,818	$(582)	(4.9)%
	Nine Months Ended December 31,		Dollar Change	% Change
	2012	2011
PPT	$29,051	$32,513	$(3,462)	(10.6)%
DRS	2,058	4,183	(2,125)	(50.8)%
	$31,109	$36,696	$(5,587)	(15.2)%

The decreases in PPT revenue in the Fiscal 2013 periods were primarily due to fewer Participating Retailers, fewer available Units and lower box office performance from theatrical titles in the Fiscal 2013 periods compared to the Fiscal 2012 periods, in part due to consumers’ focus on the summer Olympics during the second quarter of Fiscal 2013 as well as continued changing market conditions. Also, during the third quarter of Fiscal 2012, Warner Bros. decided it would release its video content in the retail channel before offering it to the rental market. This had a negative effect on our PPT business during the first nine months of Fiscal 2013. However, during the third quarter, Warner Bros. returned to its previous distribution strategy of providing “brick and mortar” retailers with new release content on the initial street date, and we were able to offer some Warner Units to our Participating Retailers. We expect this change will have a positive impact on our revenue in the future, but it is too soon to predict the magnitude of the impact. Additionally, during the third quarter of Fiscal 2013, we added a significant Participating Retailer to our PPT System which contributed to an overall increase in Units shipped during the quarter and helped to narrow the decline in PPT revenue. We also expect higher volumes and increased revenue from this Participating Retailer going forward, but since this is dependent on various factors, like the availability and quality of Units, we are unable to estimate the how much the increase will be, if any.

The decreases in DRS revenue in the Fiscal 2013 periods were due to fewer transactions processed as a result of Warner Bros.’ decision mentioned above, as well as a decline in the number of direct retailers from which to track content performance for Program Suppliers. We believe the modification of Warner Bros.’ distribution strategy noted above should increase our DRS revenue, but it is too soon to predict what impact, if any, this will have on our revenue in the future.

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

Cost of sales increased $2.3 million, or 19.5%, in the third quarter of Fiscal 2013 compared to the third quarter of Fiscal 2012, and increased $2.1 million, or 6.0%, in the first nine months of Fiscal 2013 compared to the same period of Fiscal 2012.

AMI Division
Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2012	2011
Costs related to:
Amortization of internally developed software	$667	$551	$116	21.1%
Call center operation	1,362	1,177	185	15.7%
Obtaining, cleansing and processing data	3,473	1,797	1,676	93.3%
	$5,502	$3,525	$1,977	56.1%
	Nine Months Ended December 31,		Dollar Change	% Change
	2012	2011
Costs related to:
Amortization of internally developed software	$1,914	$1,595	$319	20.0%
Call center operation	3,872	3,598	274	7.6%
Obtaining, cleansing and processing data	9,476	5,408	4,068	75.2%
	$15,262	$10,601	$4,661	44.0%

The increase in cost of sales within the AMI Division in the third quarter of Fiscal 2013 compared to the third quarter of Fiscal 2012 resulted primarily from expanding market coverage with existing data supplier agreements, the addition of new data supplier agreements and the amendment to our data supplier agreement with DISH, which occurred in the second quarter of Fiscal 2013, and requires minimum payments relating to predefined net profit sharing provisions of portions of our TV Essentials™ line of business. The increase in the first nine months of Fiscal 2013 compared to the same period of Fiscal 2012 also reflects costs associated with the DISH amendment.

HE Division
Cost of sales information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2012	2011
Costs related to:
Transaction fees	$5,879	$5,437	$442	8.1%
Sell-through fees	1,239	1,517	(278)	(18.3)%
Other	1,227	1,111	116	10.4%
	$8,345	$8,065	$280	3.5%
	Nine Months Ended December 31,		Dollar Change	% Change
	2012	2011
Costs related to:
Transaction fees	$15,339	$16,775	$(1,436)	(8.6)%
Sell-through fees	3,771	4,547	(776)	(17.1)%
Other	2,971	3,306	(335)	(10.1)%
	$22,081	$24,628	$(2,547)	(10.3)%

The increase in cost of sales within the HE Division in the third quarter of Fiscal 2013 compared to the third quarter of Fiscal 2012 was primarily related to an increase in the Units with guarantees. The decrease in cost of sales in the first nine months of Fiscal 2013 compared to the same period of Fiscal 2012 was primarily related to the decreases in revenue discussed above.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
AMI Division	59.9%	66.1%	61.4%	64.4%
HE Division	25.7%	31.8%	29.0%	32.9%

The declines in gross margin in the AMI Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to a shift in mix of revenue, as more revenue in the current quarter was generated from TV Essentials™, which has a lower gross margin than Box Office Essentials or On Demand Essentials.

The decreases in gross margin in the HE Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to a shift in mix of revenue to less DRS revenue, which typically has higher margins.

Selling and Administrative
Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expense information is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
Selling and administrative	2012	2011
AMI	$7,016	$5,768	$1,248	21.6%
HE	1,368	1,734	(366)	(21.1)%
Corporate	4,486	4,093	393	9.6%
	$12,870	$11,595	$1,275	11.0%
	Nine Months Ended December 31,		Dollar Change	% Change
Selling and administrative	2012	2011
AMI	$36,846	$15,401	$21,445	139.2%
HE	4,012	5,139	(1,127)	(21.9)%
Corporate	13,292	11,814	1,478	12.5%
	$54,150	$32,354	$21,796	67.4%

AMI Division
The increase in selling and administrative expenses in the AMI Division in the three month period ended December 31, 2012 compared to the same period of Fiscal 2012 was primarily due to increased costs related to the expansion of our AMI Division, with approximately three-quarters of the increase related to the growth in TV Essentials™. The increase for the nine month period ended December 31, 2012 compared to the same period of Fiscal 2012 was primarily due to changes related to the cancellation of a stock award granted to DISH that had been previously revalued at the end of each reporting period and increased costs related primarily to increased headcount and other costs associated with the expansion of TV Essentials™.

In exchange for canceling the stock award and as compensation for past services, DISH was paid $5.8 million and issued 700,000 shares of our common stock during the second quarter of Fiscal 2013, and we recorded $15.8 million in expense related to this amendment and related stock award. There was no expense in the three month period ended December 31, 2012 related to this award since it was canceled. However, there were credits of $110,000 and $2.6 million in the three and nine month period ended December 31, 2011, respectively.

Excluding the impact of the DISH amendment, expenses increased $3.1 million, or 17.5%, in the nine months ended December 31, 2012 compared to the same period of Fiscal 2012.

HE Division
The decreases in selling and administrative expenses in the HE Division in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to reductions in our overall headcount in order to better align the number of employees with current and expected future trends in this division.

Corporate
The increases in Corporate selling and administrative expenses in the Fiscal 2013 periods compared to the same periods of Fiscal 2012 were primarily due to increases in headcount in our information technology department and higher stock-based compensation costs as a result of equity awards granted in the first quarter of Fiscal 2013.

Income (Loss) from Operations (dollars in thousands)

	Three Months Ended December 31,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI	$1,194	$1,100	$94	8.5%
HE	1,523	2,019	(496)	(24.6)%
Corporate	(4,486)	(4,093)	(393)	(9.6)%
	$(1,769)	$(974)	$(795)	(81.6)%
	Nine Months Ended December 31,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI	$(12,555)	$3,773	$(16,328)	(432.8)%
HE	5,016	6,929	(1,913)	(27.6)%
Corporate	(13,292)	(11,814)	(1,478)	(12.5)%
	$(20,831)	$(1,112)	$(19,719)	(1,773.3)%

The increase in loss from operations in the nine month period ended December 31, 2012 compared to the same period of Fiscal 2012 was primarily due to the increase in expense in our AMI Division related to the amendment of our agreement with DISH as discussed above. Operating income for the AMI Division excluding the impact of the DISH amendment would have been:

	Nine Months Ended December 31,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI as reported	$(12,555)	$3,773	$(16,328)	(432.8)%
Less: DISH stock-based compensation	15,864	(2,453)	18,317	(746.7)%
AMI before DISH stock-based compensation	$3,309	$1,320	$1,989	150.7%

We believe that adjusting for the expense associated with the DISH amendment gives a more useful indicator by which to compare the current financial performance of the AMI Division.

Income Taxes
Our effective tax rate for the first nine months of Fiscal 2013 was determined by excluding certain jurisdictions with net losses. As a result, the tax provision was 0.9% and was due to taxable income in profitable jurisdictions, compared to a tax provision of 136.9% in the first nine months of Fiscal 2012, which was negatively affected by the recording of a $1.2 million valuation allowance to fully reserve against our deferred tax assets.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2013.

Cash and cash equivalents and marketable securities decreased $1.6 million to $26.2 million at December 31, 2012 from March 31, 2012. This decrease resulted primarily from $4.3 million used for the purchase of equipment and capitalized information technology costs offset by $1.1 million provided by operating activities, $0.6 million in proceeds from the issuance of our common stock and a $1.0 million contribution from noncontrolling interests. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of December 31, 2012, we had $3.3 million in foreign bank accounts, of which we plan to use $1.3 million to fund our international expansion and growth.

We had $21.5 million invested in an adjustable rate government fund as of December 31, 2012. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $1.9 million to $12.4 million at December 31, 2012 from March 31, 2012, primarily due to lower revenue in the HE Division in the third quarter of Fiscal 2013 compared to the fourth quarter of Fiscal 2012.

During the first nine months of Fiscal 2013, we spent $4.3 million on property and equipment, including $3.0 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $6.0 million on property and equipment in all of Fiscal 2013, of which approximately $4.0 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computer equipment and renovations to our corporate offices.

Accrued liabilities increased $1.9 million to $5.0 million at December 31, 2012 from March 31, 2012, primarily due to increased payments related to our data suppliers.

Accrued compensation decreased $3.8 million to $4.9 million at December 31, 2012 from March 31, 2012, primarily due to a $3.2 million decrease in accrued stock-based compensation for DISH’s award that was canceled and settled in cash during the second quarter of Fiscal 2013, and a $0.7 million decrease in severance accruals relating to payments made during the first nine months of Fiscal 2013 as a result of the reorganization of our foreign operations.

Deferred revenue and other credits of $1.9 million at December 31, 2012 included amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $1.8 million at December 31, 2012 represents amounts received for qualified renovations to our corporate headquarters and free rent for a portion of the lease term. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease term, which is expected to end December 31, 2021, at the rate of approximately $29,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2013.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2013. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 1.5 percent. The credit line is secured by substantially all of our assets and includes certain financial covenants. At December 31, 2012, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. On February 5, 2013, the agreement was amended, extending its maturity to December 1, 2014. Also, as of January 1, 2013, the fee we will incur on the unused portion will be 0.2 percent per annum. The remaining terms are effective as of December 1, 2012, and interest will accrue on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0 percent. The amendment contains certain liquidity, asset and financial covenants and, as of December 31, 2012, we were in compliance with those covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. As of December 31, 2012, we are on schedule toward meeting those requirements. The loan is due on January 31, 2014 if it is not forgiven.

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

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Fifth Amendment to Credit Agreement, dated December 1, 2012 between Rentrak Corporation and Wells Fargo Bank, National Association

10.2	Revolving Line of Credit Note dated December 1, 2012 between Rentrak Corporation and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 7, 2013	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer