Form 10-K
period 2013-03-31
RENTRAK CORP
filed 2013-06-13
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($16.93) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2012), was $193,963,421.

The number of shares outstanding of the Registrant’s Common Stock as of June 3, 2013 was 11,891,638 shares.
_____________________________________________
Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10‑K, by reference, portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders.

RENTRAK CORPORATION
2013 FORM 10-K ANNUAL REPORT

Forward-Looking Statements
Certain information included in this Annual Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Annual Report on Form 10-K include, in particular, statements regarding:

•
our future results of operations and financial condition and future revenue and expenses, including possible declines in Home Entertainment (“HE”) Division revenue and increases in our Entertainment Essentials™ revenue as a result of further investments, the addition of new retailers and development and expansion of new and existing services, both domestically and internationally;

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

•
the impact of changes in the timing of when major studios make their new movie releases available to “brick and mortar” rental outlets versus all other retail and rental options (e.g. mass merchants, kiosk, by mail);

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	increased spending on property and equipment in Fiscal 2014 for the capitalization of internally developed software, computer equipment, and other purposes;

•	expected amortization of our deferred rent; and

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2014.

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

•
continue to obtain home entertainment content products (e.g. DVDs, Blu-ray Discs) (collectively “Units”) leased/licensed to home video specialty stores and other retailers from content providers, generally motion picture studios and other licensors or owners of the rights to certain video programming content (“Program Suppliers”);

•	retain and expand our relationships with our significant Program Suppliers;

•	manage and/or offset any cost increases;

•	add new clients or adjust rates for our services;

•	adapt to government restrictions;

•	leverage our investments in our systems and generate revenue and earnings streams that contribute to our overall success;

•	enhance and expand the services we provide in our foreign locations and enter into additional foreign locations; and

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

Overview

We are a global media measurement and distribution company serving the entertainment, television and advertising industries. Our technology merges television viewership, advanced demographics and actual consumer behavior information across multiple platforms, devices and distribution channels. We process and aggregate data from hundreds of billions of transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the internet, on a smart phone or other portable device, and whether purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases measure viewership across every screen and are fused with third-party consumer segmentation and purchase databases. By linking multiscreen viewership information with information about the products those viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses and more precisely target their advertising.

Rentrak Corporation is an Oregon corporation and was incorporated in 1977. We are headquartered in Portland, Oregon, with additional United States and international offices.

We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our Advanced Media and Information (“AMI”) operating division includes our media measurement services. Our HE operating division includes our distribution services as well as services that measure, aggregate and report consumer rental activity on film product from traditional “brick and mortar,” online and kiosk retailers.

Our AMI Division encompasses media measurement services across multiple screens and platforms, and are primarily delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, provide consumer viewership information which is integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national, on demand and “Over the Top” television performance.

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our PPT® System. Within this system, video retailers are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers on a revenue sharing basis. By providing second- and third-tier retailers the opportunity to acquire new inventory in the same manner as major national chains, our PPT® System enables retailers, regardless of size, to increase the depth and breadth of their inventory, to more efficiently adjust ordering strategies to better satisfy consumer demand and to more effectively compete in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT® System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our rental Studio Direct Revenue Sharing (“DRS”) services, which grant content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee for service basis.

AMI Division

Our media measurement services, offered primarily on a recurring subscription basis, are distributed to clients through patent pending software systems and business processes. Our systems capture consumer viewership data from multiple screens and platforms within the entertainment industry and merge that information with advanced demographics and data relating to actual consumer purchase behavior.

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $12.7 million, or 30.7%, in the fiscal year ended March 31, 2013 (“Fiscal 2013”) compared to the fiscal year ended March 31, 2012 (“Fiscal 2012”).

The AMI Division's most significant lines of business, which we refer to as Entertainment Essentials™ services, are:

•	Box Office Essentials®;

•	OnDemand Everywhere™, which includes OnDemand Essentials® and related products; and

•	TV Essentials®, which includes StationView Essentials™.

Typical clients subscribing to our services include motion picture studios, television networks and stations, cable and telco operators, advertisers and advertising agencies.

Theatrical Box Office content:

Box Office Essentials® reports domestic and international theatrical gross receipts and attendance data combined with detailed analytics to motion picture studios and movie theater owners. Rentrak is the only provider of this key information to the motion picture industry. We provide studios with access to box office performance data pertaining to specific motion pictures and movie theater circuits, including real-time, geographic-specific and historical. Data is obtained via electronic connectivity, phone or fax to theater box offices and is collected for the majority of all movie theaters in the United States, Canada, Guam, Puerto Rico, Russia, China, Hong Kong, the United Kingdom, Ireland, Italy, Australia, New Zealand, Japan, South Korea, Taiwan, Germany, Austria, the Netherlands, France, Mexico, Colombia, Venezuela, Argentina, Brazil, Spain, Portugal, Chile, Bolivia, Costa Rica, El Salvador, Guatemala, Honduras, Malaysia, Singapore, Nicaragua, Panama, Paraguay, and Peru. Box Office Essentials® delivers box office results from more than 85,000 movie screens in 36 countries throughout the world.

We also recently launched a new exit polling service, PostTrak, which delivers additional real-time insights relating to a movie’s performance, such as audience reaction about the film, as well as specific demographic information relating to attendance, like gender, ethnicity and age.

Box Office Essentials® data is published in the Hollywood Reporter, Associated Press, USA Today, Yahoo and the LA Times and is the source for most box office reporting globally.

We have long-term relationships with each of the seven major Hollywood studios (“Global Clients”) in the United States and abroad. Currently, there are no other competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants.

Television, Broadband Video and Mobile Device Content
We provide our customers with second-by-second performance metrics that demonstrate consumer viewing behavior for scheduled, interactive, video on demand (“VOD”) and digital video recorder (“DVR”) television content. We aggregate transaction-level data from large sample sizes, which in many cases is full census tracking, providing users with the competitive advantage of a more informed understanding of their viewing audience. These web-based reporting systems provide clients with instant access to the measurement tools and detailed analytics needed to track content and consumer behavior across multiple platforms. Our systems provide insights relating to how audiences respond to programming content and advertising combined with information about the products those viewers consume. The current commercially launched component products of these systems include TV Essentials®, which includes StationView Essentials™, and OnDemand Everywhere™ products, which includes OnDemand Essentials®, OnDemand AdEssentials®, Internet TV Essentials™, Digital Download Essentials™, VOD Monitor™ and Mobile Essentials™. These products are described below.

Linear Television content:

TV Essentials® is a comprehensive suite of research tools that calculates anonymous second-by-second audience viewing patterns in all facets of television programming and advertising including linear and DVR television viewing. By providing transaction-level performance metrics from millions of televisions, TV Essentials® provides insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Developed with the potential capacity to handle data from the nation’s 115 million television households, the system can isolate individual market, network, series or telecast performances, administer national and local estimates and provide an evaluation of influencing factors such as purchase behaviors and advanced demographics for competitive, in-depth intelligence. Today, based on data from our current operator partners across multiple platforms, including cable, satellite and telco providers, we are translating viewing patterns from more than 24 million televisions into insights for our clients. Additionally, one of the biggest advantages of TV Essentials® is that it combines the stability and granularity of TV viewing information with marketing segmentation and advertiser databases, resulting in robust targeted TV viewership intelligence data. The TV Essentials® service provides advertisers, advertising agencies and networks with advanced television targeting, which enables our customers to spend their advertising dollars more efficiently. For example, advertisers are able to target consumers who typically purchase their products. In addition, TV Essentials® is able to measure the number of viewers of specific commercials, since it measures TV viewing on a second-by-second basis.

Currently, we obtain data from cable, satellite, and telco data partners with whom we have multi-year contracts. These agreements allow us to commercially integrate viewing data into TV Essentials®. We also have developed the capability to integrate segmentation and consumer purchase databases to help our clients clearly define their advertising messages to consumers. We continue to build our analytic capabilities to move our products from data- to knowledge-based products and services that interpret this data.

StationView Essentials™ is a television measurement and analytical service specifically designed to meet the unique needs of local television station sales, news and management teams. This service provides users with second-by-second viewing detail at the station level, enhancing their ability to understand viewer involvement and habits in local markets. By providing access to the linear television viewing patterns of millions, StationView Essentials™ ultimately allows television station management to better understand their audience viewing patterns and view competitive data from other local stations in their market. It also permits them to monitor daily program performance, improve audience retention by appropriately adjusting programming and selling their advertising more effectively, thus eliminating costly make good advertisements due to the stable and detailed viewing information our large database provides. The StationView Essentials™ database has been integrated with brand ratings and television household demographic ratings to provide stations with the tools they need to develop new advertising revenue streams.

VOD content:

OnDemand Essentials® (“ODE”) provides multi-channel operators, content providers (including broadcast/cable networks and studios) with a transactional tracking and reporting system to view and analyze the performance of on demand content. This web-based system provides clients throughout the United States and Canada with access to the tools needed to track on demand content, trends and consumer behavior and represents information from over 107 million televisions from every operator that offers VOD programming. Our system includes daily, census-level data of current and historical market- and title-level content performance from 41 multi-channel operators. We are expanding the capability of our ODE service to provide cross platform reporting for on demand content viewed beyond the television set (e.g., internet streaming, portable and mobile devices). We continue to work to obtain and/or incorporate data from new and existing providers relating to online, mobile and “Over the Top” content. We are well positioned to continue to grow this business by adding new clients and adjusting rates as business activity increases and as advanced advertising technology is rolled out by the industry.

OnDemand AdEssentials® measures VOD advertising across a national footprint of operators, providing analytics that allow for more effective planning and execution of VOD advertising by tracking and reporting ad campaigns across impressions, reach and frequency. With OnDemand Essentials® and AdEssentials®, programmers and agencies have a robust set of tools needed to effectively manage and optimize VOD advertising revenue.

VOD Monitor™ tracks and reports on the availability of VOD content across numerous cable, telco and satellite systems. This service draws on an extensive pool of mystery shoppers to provide networks and studios with the tools needed to identify issues with their VOD content.

Broadband Video and Mobile Device content:

Digital Download Essentials™ is a reporting and auditing service providing performance intelligence on purchased and rented movie and television content downloaded or streamed via the internet, including royalty report tracking. It is tailored for clients who offer the majority of their online video products on a pay-per-transaction basis. The web-based system provides a single integrated solution to report electronic sell-through, internet video on demand and subscription-based streaming transactions, on a global basis. Data is collected from iTunes, Xbox, Vudu, PlayStation, Google and Amazon.

Internet TV Essentials™ processes online usage data to help clients manage their ad-supported and subscription-based television programming streamed online. The service filters massive amounts of raw, disparate usage data and presents it to our clients in a uniform, easy-to-use format. Data is collected from many websites, including Hulu and network owned sites and apps. Internet TV Essentials™ provides multi-platform content providers the tools necessary to analyze trends and track online video usage information for their decision-making.

Mobile Essentials™ services can be customized to fit the specific needs of our clients, with applications for both on demand and live content accessed via any mobile device. Mobile Essentials™ uses functionality from ODE and TV Essentials®, and gives users access to the data needed to monitor content accessed via any mobile device including mobile web, video clips, games, small message servicing (“SMS”) data (also known as text messaging), ring tones, wallpaper and music downloads. Data is collected from mobile content providers such as AT&T, T-Mobile and Mobi.tv. The Mobile Essentials™ services enable users to perform in-depth analysis of their mobile content and its viewers, including near real-time viewership, demographics analysis, geographic analysis and audience sharing and overlap, which provides our clients with insights relating to viewers that simultaneously watch more than one channel. Rentrak was selected to provide the first-ever, mobile broadcast TV measurement tool for local markets by Mobile Content Venture (“MCV”), a joint venture consisting of 12 major broadcast groups that operate the Dyle™ mobile TV service. MCV leverages Rentrak’s Mobile Essentials™ solution in combination with the StationView Essentials™ solution to help MCV members align traditional TV ratings with broadcast mobile TV performance.

Multiple Platform and Enhancements to Existing Services
We are investing significant resources in the continued development and expansion of a comprehensive service that will provide business insights, research and analytics across multiple media platforms to provide our clients with insight into movies and TV from every viewing device (“TV Everywhere”). Our services for TV Everywhere will include TV, DVR, internet TV, mobile, digital and on demand. This system will be designed to compile usage data, using common metrics, to illustrate each platform’s individual contribution and compare it against other media platforms. With the ability to track records across various media, this new multiscreen service will be designed to allow users to comprehend how content is being consumed by end users, interpret the effect such consumption has on other media platforms, understand consumer adoption of new platforms, visualize cross-platform consumption and support more complex advertising models.

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

HE Division

For the many regional chains and independent retailers who rent Units to consumers, it is more effective to acquire “new release” rental inventory on a lease basis instead of purchasing the inventory. Our PPT® System provides Participating Retailers the opportunity to increase both the depth and breadth of their inventory, better satisfy consumer demand and more effectively compete in the marketplace.

Under the PPT® System, Participating Retailers have Units delivered to their locations for a low, one-time upfront fee (ranging from $0 to $2 per Unit; most Units are $1.50 or less). Leased movie rental revenue is then shared between the lessee (Participating Retailer), Rentrak and the Program Supplier. After 28 to 31 days, Participating Retailers can begin selling leased Units as “previously viewed” inventory and the “sell-through” revenue is generally shared between the Participating Retailer, Rentrak and the Program Supplier. Most of our programs have a six-month lease term and once this period has concluded, Participating Retailers can either return the remaining Units or buy them at a fraction of the retail cost (typically $0 to $1.75 per Unit). Under the PPT® System, Participating Retailers can rent Units on the day of release and the average cost per Unit over the leasing term typically ranges between $8 to $12 per Unit, which is a fraction of the cost of using a wholesale distributor where Units generally cost between $18 and $20 per Unit.

Many of our arrangements are structured so that the Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs).

Marketing and Relationships with Program Suppliers

We currently market our PPT® System throughout the United States and Canada. This system greatly simplifies the landscape for each Program Supplier by consolidating the thousands of individual independent retailers participating in our PPT® System into one business partner. Program Suppliers negotiate one lease/service arrangement with Rentrak, and our PPT® System manages the rest, including marketing and sales of content to Participating Retailers, order fulfillment, collection of point-of-sale (“POS”) data, analytics, audit, billing of revenue sharing fees and collection of payments.

During Fiscal 2013, we offered titles from a number of Program Suppliers including: Alliance Films Inc.; Anchor Bay Entertainment, LLC; Lionsgate Films, Inc.; Millennium Media Services; Paramount Home Entertainment, Inc.; Sony Pictures Home Entertainment, Inc.; Twentieth Century Fox Home Entertainment, Inc. (“Fox”); Universal Studios Home Entertainment LLC (“Universal”); Vivendi Entertainment; and Warner Home Video, a division of Warner Bros. Home Entertainment Inc. (“Warner Bros.”). Our arrangements with our Program Suppliers are of varying duration, scope and formality. In some cases, we have obtained Units pursuant to contracts or arrangements with Program Suppliers on a title-by-title basis and, in other cases, the contracts or arrangements provide that all titles released for distribution by the Program Supplier will be provided to us for the PPT® System. Many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT® System. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us or the Participating Retailers. A loss of any one of our significant Program Suppliers could have an adverse effect on our financial condition and results of operations.

During Fiscal 2013, 2012 and 2011, we had several Program Suppliers that supplied product in excess of 10% of our total revenue as follows:

	2013	2012	2011
Program Supplier 1	10%	7%	10%
Program Supplier 2	9%	10%	9%
Program Supplier 3	6%	9%	10%

Certain Program Suppliers have requested, and we have provided, financial or performance commitments, including advances or guarantees, as a condition of obtaining certain titles. We determine whether to provide such commitments on a case-by-case basis, depending upon the Program Supplier’s success with such titles in theatrical release and our assessment of expected success in the home video rental market. At March 31, 2013, we had such guarantees with 21 Program Suppliers in amounts totaling approximately $0.9 million. We expect to make these payments during the first quarter of Fiscal 2014. All of these amounts were included in cost of sales during Fiscal 2013, since we recognize these costs on each title’s release date.

Relationships with Participating Retailers

None of our Participating Retailers provided revenue of more than 10% of our total revenue during Fiscal 2013, and we believe our relationships with our existing Participating Retailers remain strong.

The number of active Participating Retailers, excluding the addition of a major rental chain described below, has declined during the past year as a result of store closures, which are, in part, due to the economic climate, as well as an increase in use by consumers of kiosks and other forms of content delivery, which is more fully described in the “Competition” section below. We currently anticipate that this trend will continue as other entertainment content delivery channels gain a larger share of the market.

The popularity of the other choices from which a consumer can obtain entertainment content has been growing, and our Participating Retailers’ market share has been negatively affected, contributing to a decline in our revenue. However, during the third quarter of Fiscal 2013, we added a major rental chain to our list of PPT customers and are providing Units to that retailer from at least one major Program Supplier.

The landscape of the home video rental market for “brick and mortar” retailers continues to see significant changes, and some major retailers, such as Movie Gallery, have exited the market entirely, while others, such as Blockbuster Entertainment (“Blockbuster”) have closed a significant number of stores. As a result of these market changes, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

Ordering and Distribution of Units

Our proprietary Rentrak Profit Maker Software (the “RPM® Software”) and Video Retailer Essentials Software (the “VRE Software”) allow Participating Retailers to order Units through these systems and provide the Participating Retailers with substantial analytical information regarding all offered titles. Ordering occurs via a networked computer interface (for RPM® Software) or over the internet (for VRE Software). To further assist the Participating Retailers in ordering, we also produce a monthly product catalog (“Ontrak®”) both in print and electronic media format.

To be competitive, Participating Retailers must be able to rent their Units on the “street date” announced by the Program Supplier for the title. We contract with third-party fulfillment providers to distribute the Units via both ground, which is our primary method, and overnight air courier to assure delivery to Participating Retailers on or prior to the street date. The handling and freight costs of such distribution for those Units were 2.4%, 3.0% and 3.1% of our consolidated cost of sales in Fiscal 2013, 2012 and 2011, respectively.

Computer Operations

To participate in our PPT® System, Participating Retailers must have Rentrak-approved computer software and hardware to process all of their rental and sale transactions. Our RPM® Software resides on the Participating Retailer’s POS computer system and transmits a record of PPT® transactions to us over a telecommunications network. The RPM® Software or web-based VRE Software also assists the Participating Retailer in ordering newly released titles and in managing its inventory of Units.

Our PPT® information system processes these transactions and prepares reports for Program Suppliers and Participating Retailers. In addition, it identifies variations from statistical norms for potential audit action. This information system also transmits information on new titles available and analytic information on active leased Units and sends confirmation of orders made via the RPM® Software or VRE system.

Auditing of Participating Retailers

From time to time, we audit Participating Retailers in order to verify that they are reporting all rentals and sales of Units in a consistent, accurate and timely manner. Several different types of exception reports are produced weekly. These reports are designed to identify any Participating Retailers whose PPT® business activity varies from our statistical norms. Depending upon the results of our analysis of these reports, we may conduct an in-store audit. Audits may be performed with or without notice and any refusal to allow an audit can be cause for immediate termination from the PPT® System. If audit violations are found, the Participating Retailer is subject to penalties, audit fees, immediate removal from the PPT® System and/or repossession of all leased Units.

Seasonality

We believe that the home video industry is somewhat seasonal because Program Suppliers tend to theatrically release their most promising movies during two periods of the year: early summer and during the holidays in the fourth calendar quarter. Since the release of movies to home video usually follows the theatrical release by approximately three to five months (although significant variations occur on certain titles), the seasonal peaks of movies for home video generally occur just prior to and/or during the fourth calendar quarter holidays and in late winter/early spring. We believe our volume of rental transactions and resulting revenue and earnings for the HE Division, reflect, in part, this seasonal pattern. However, changes in the release of Units available to us for Participating Retailers and Units offered with minimum guarantees may obscure any seasonal effect. See also Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Competition

The HE Division continues to be affected by the changing dynamics in the home video rental market. This market is highly competitive, constantly changing and influenced greatly by consumer spending patterns, behaviors and technological advancements. The end consumer has a wide variety of choices from which to select his or her entertainment content and can easily shift from one provider to another. Some examples include renting Units from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, renting or purchasing product from kiosk locations, ordering Units via online subscriptions and/or online distributors (mail delivery), subscribing to at-home movie channels, downloading or streaming content via the internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite, telco or cable provider. Our PPT® System focuses on the traditional “brick and mortar” retailer serviced by a distributor on a wholesale basis. Accordingly, we face competition from all of the wholesale distributors, including Ingram Entertainment, Inc., Video Product Distributors, Inc. and Entertainment One. These and other wholesale distributors have extensive distribution networks, long-standing relationships with Program Suppliers and retailers, and, in some cases, significantly greater financial resources. These wholesale distributors do not offer retailers content on a revenue sharing basis.

During the past three years, our Participating Retailers have experienced intense competition from kiosks operated by Redbox that offer significantly lower prices on Units rented for one day. We have seen a dramatic increase in consumer use of this alternate delivery method. Currently, we believe that the timing, depth and breadth of Units available via kiosks are not as favorable as those available through our systems. Also, as Redbox formalizes revenue sharing agreements with certain studios, our DRS services, which are described below, benefit from this shift since we typically process that activity on behalf of these studios.

We also face direct competition from the Program Suppliers. Most major Program Suppliers work directly with major retailers, including Blockbuster, Netflix and Redbox. Many of the major Program Suppliers have direct revenue sharing arrangements with one or more of these retailers, and also possibly one or two mid-size retailers. We do not believe that the Program Suppliers have executed direct revenue sharing agreements with smaller retailers, but there is no assurance that they will not do so in the future. During the last quarter, we have seen an increased interest in our offerings as Program Suppliers look for ways to reduce expenses. It is too soon to tell what impact, if any, this will have on our revenue in the future.

Growth in kiosks and by-mail subscription activity has shifted consumer behavior from purchase to rental, causing studios to emphasize retail sales and VOD activity, both of which provide them with greater earnings per transaction than the rental methods. Approximately three years ago, three Program Suppliers (Warner Bros., Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. This delay creates an opportunity for our “brick and mortar” retailers to maximize rental and sales activity prior to competing with the lower cost rental alternatives. To compensate Redbox and Netflix for agreeing to receive product nearly a month after “brick and mortar” retailers, product costs for Redbox and Netflix were reduced. Netflix was also given improved access to digital streaming content. Other studios may decide to implement similar “windows” in the future. A decrease or increase in the length of delay of product for any of these rental distributors could have a positive or negative impact on our Participating Retailers.

We also compete with businesses that use alternative distribution methods to provide video entertainment directly to consumers, including the following: (1) online movie rental subscription services, such as Netflix; (2) direct broadcast satellite providers, such as DIRECTV and DISH Network LLC (“DISH”); (3) cable providers, such as Time Warner and Comcast, which offer “pay-per-view” and VOD content; (4) telecommunication providers, such as AT&T and Verizon; and (5) delivery of programming via the internet, such as Apple’s iTunes, Hulu and Google. Technological improvements in any of these distribution methods, perceived greater convenience by customers, as well as potential lower pricing models, may make these options more attractive to consumers and thereby materially diminish the demand for Unit rentals in “brick and mortar” locations. Such a reduction could have an adverse effect on our results of operations and financial condition.

Studio Direct Revenue Sharing (DRS)

Our DRS services include entertainment content relating to physical Units rented and/or purchased by large “brick and mortar” retailers, online retailers and kiosks, such as Blockbuster, Netflix and Redbox (“DRS Retailers”). Our services are tailored to meet the needs of content providers, which include major studios and independent program suppliers, such as Twentieth Century Fox Home Entertainment, Inc., Warner Home Video, and Sony Pictures Home Entertainment, Inc. For each DRS client we collect, process, audit, summarize and report the number of transactions and corresponding revenue generated on each title distributed to DRS Retailers on a revenue sharing basis. We also provide in-depth inventory tracking by title, retailer and location. Additionally, we conduct numerous periodic physical audits of DRS Retailers, combined with actual testing of transactions processed through their POS systems, and electronic auditing, using multiple methods of validation and recovery, to ensure all DRS inventory is utilized in a manner consistent with the terms of its revenue sharing arrangement with our DRS clients.

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

Trademarks, Copyrights, Proprietary Rights and Patents

In the United States, we have registered our RENTRAK®, PPT®, Pay Per Transaction®, Box Office Essentials®, Home Video Essentials®, OnDemand Essentials®, Retail Essentials®, AdEssentials®, Business Intelligence Essentials®, TV Essentials®, Mobile TV Essentials®, ForMovies®, Ontrak®, Answers In Real Time®, Filmscope®, Filmsource®, Supercomm®, The Release Schedule®, The Worldwide Box Office Authority®, Theater Atlas® and RPM® trademarks and applied to register other marks under federal trademark laws. We have applied to register and obtained registered status in several foreign countries for many of our trademarks. We believe our Entertainment Essentials™ software is entitled to copyright protection. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services, and we intend to take appropriate action to halt infringement and protect against improper usage.

We own two patents directed to techniques for extracting revenue information from point-of-sale terminals and a number of patent pending applications covering various aspects of our technology. We have applied for additional patents related to certain of our proprietary technologies, primarily for our Entertainment Essentials™ Suite of products. We believe our proprietary technologies, in combination with our ability to innovate and our personnel, provide us with advantages over our competitors’ technologies. There is no assurance, however, that we will be able to obtain patents covering such proprietary technologies.

Employees

As of March 31, 2013, we employed 352 full-time associates and 119 part-time associates. We consider our relations with our associates to be good.

Financial Information About Industry Segments, Enterprise-Wide Data and Geographic Information

See Note 17 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We also make available, free of charge on our website at www.rentrak.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  Information on our website does not constitute part of this report or of any other report we file or furnish with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (503) 284-7581.

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

Our Entertainment Essentials™ services are dependent on several factors for long-term success, including our ability to compete with larger and more seasoned competitors in this market. Our primary competitors currently are Nielsen, Kantar and TiVo. Each of these competitors has significantly greater resources than we do, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, we face other obstacles. For instance, we may be unable to reasonably obtain the data and/or data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data, which is a key component of our systems. The owners of the data may also impose greater restrictions on the use and reporting of data, which may make it difficult to realize fully the opportunities we anticipate for our products and related services. Further, the marketplace (such as advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors could have an adverse effect on our ability to grow these services, which could lead to a material adverse effect on our results of operations, financial condition and cash flows.

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

Our business has historically focused on the HE Division, which represented 45.4%, 54.5%, 64.4% of our total revenue for Fiscal 2013, 2012 and 2011, respectively. Revenue has been steadily declining in this division, and, while we are attempting to slow that revenue decline, our future success depends upon the growth and success of the AMI Division, which has a limited history. An inability to grow revenue in the AMI Division and/or achieve our expected operating results could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We primarily operate within the entertainment industry. Our overall success depends on the success of national networks and local stations, studios, cable operators, data providers, advertisers, advertising agencies and others within our AMI Division and our Participating Retailers and Program Suppliers within our HE Division. The success of these businesses is dependent on consumer economic activity. For example, our Participating Retailers rely on their customers to rent Units, which is a discretionary activity for most consumers. Also, our Box Office Essentials® clients depend on consumers being interested in, and financially able to attend, movies in theaters. Changes in the economic climate and consumer spending could impact the financial condition of our Participating Retailers, Program Suppliers, customers, studios and others. Such changes that affect our customers could, in turn, decrease the demand for our products, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Historically, after the initial release of a movie to theaters, studios would then exclusively distribute the movie to the home video retail market (typically three to five months after the theatrical release) prior to distributing it in other forms throughout the industry, such as video-on-demand. This created a competitive advantage for our Participating Retailers due to the early distribution window. Some studios have started testing the simultaneous release of their movies to the home video market and through cable, satellite and internet video-on-demand channels. Approximately two years ago, three Program Suppliers (Warner Bros., Fox and Universal) created a 28-day retail window that delays the availability of their product in kiosks and by-mail subscription offerings. During the last half of Fiscal 2012, Warner Bros. decided not to release product to Redbox or Netflix for the first 56 days after the initial release and to any of its rental distributors for the first 28 days after the initial release in an effort to stimulate retail sales. During the third quarter of Fiscal 2013, Warner Bros. reverted back to its previous distribution strategy, and our Participating Retailers are now receiving product again on the initial release date. Should studios change the timing of their release windows, or eliminate the exclusive distribution window for the home video retail market, our Participating Retailers may experience reduced revenue as consumers would have simultaneous access to movies via additional distribution channels. Since we share in our Participating Retailers' revenue, this would negatively affect our results of operation, financial condition and cash flows.

If we lose a significant Program Supplier or large number of smaller Program Suppliers, our Program Suppliers fail to maintain the quality and volumes of content, or there are adverse changes in the terms of our revenue sharing agreements with Program Suppliers, our revenue may decline.

We rely on our Program Suppliers for Units we sublease to Participating Retailers. A decrease in the number of Program Suppliers participating in our system, a decline in the financial stability of our Program Suppliers, or a decline in the quality (rental appeal) and quantity (number of titles) of content they produce, would result in a reduction in overall Units available to Participating Retailers, which could decrease our revenue. Additionally, many of our agreements with Program Suppliers may be terminated upon relatively short notice. Therefore, there is no assurance that any of the Program Suppliers will continue to distribute Units through the PPT® System, continue to have titles available which we can distribute on a profitable basis, or continue to remain in business. Even if titles are otherwise available from Program Suppliers, there is no assurance that they will be made available on terms acceptable to us. A loss of any of our significant Program Suppliers or a change in any one of the above conditions could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our Participating Retailers could establish relationships with Program Suppliers and enter into direct revenue sharing agreements.

If our Participating Retailers formed direct revenue sharing relationships with Program Suppliers, the need for our PPT® System would be greatly reduced, which could have an adverse impact on our business, financial condition and cash flows.

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

The success of our HE Division business primarily depends on traditional “brick and mortar” retailers actively participating in our PPT® System. Declines in the numbers of Participating Retailers and the volumes of Units leased from us by Participating Retailers could ultimately lead to reductions in revenue and have an adverse impact on our results of operations, financial condition and cash flows.

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

We have voluntarily applied for accreditation from the Media Rating Council (“MRC”) for certain TV Essentials® products and services within our Entertainment Essentials™ lines of business and we cannot predict when we will receive such accreditation.
We have voluntarily applied for accreditation from the MRC for our TV Essentials® products and services. The MRC is a third party nonprofit industry association whose members consist of companies within our industry including television broadcasters, cable casters, advertisers, internet organizations, advertising agencies and industry trade associations. The MRC's goal is to ensure measurement services are valid, reliable and effective. While we believe we will be successful in achieving this accreditation, and we have made significant investments and progress towards this initiative, we cannot predict the economic impact this accreditation will have, and there is no assurance we will receive it.

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks, or other attempts to harm our systems. Our data centers are located in areas with potential risk of earthquakes. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenue and results of operations.

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

The trading price of our common stock has, at times, experienced substantial price volatility and may continue to be volatile. For example, our common stock price has fluctuated from a high of $22.09 to a low of $15.56 for the 52 weeks ended March 31, 2013. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most significant locations, all of which are leased under operating leases, include the following:

Location	Use
Portland, Oregon	Corporate headquarters
Los Angeles, California	AMI Division
New York, New York	AMI Division
Fort Lauderdale, Florida	AMI Division
Munich, Germany	Box Office Essentials®
Madrid, Spain	Box Office Essentials®
London, England	Box Office Essentials®
Paris, France	Box Office Essentials®
Sydney, Australia	Box Office Essentials®
Mexico City, Mexico	Box Office Essentials®
Buenos Aires, Argentina	Box Office Essentials®
Rio de Janeiro, Brazil	Box Office Essentials®

See Note 14 of Notes to Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We currently have no material outstanding litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $0.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” The closing price of our common stock on the NASDAQ Global Market on June 3, 2013 was $23.74. As of June 3, 2013 there were 190 holders of record of our common stock.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the NASDAQ Global Market:

Fiscal 2013	High	Low
Quarter 1	$22.05	$15.56
Quarter 2	21.40	16.73
Quarter 3	21.03	16.67
Quarter 4	22.09	19.30

Fiscal 2012	High	Low
Quarter 1	$27.00	$16.56
Quarter 2	19.29	11.52
Quarter 3	14.78	11.57
Quarter 4	23.03	14.15

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last 14 fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This chart compares the five-year cumulative total return on our common stock with that of the NASDAQ Composite index and a custom peer group, which was selected by us. The chart assumes $100 was invested on March 31, 2008, in our common stock, the NASDAQ Composite index and the peer group, and that any dividends were reinvested. The Peer Group is composed of: Acxiom Corp., Arbitron Inc., comScore, Inc., Harris Interactive Inc., Hastings Entertainment, Inc. and Nielsen Holdings N.V. The peer group index utilizes the same method of presentation and assumptions for the total return calculation as does Rentrak and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013
Rentrak Corporation	$100.00	$74.38	$178.10	$222.48	$187.60	$181.65
NASDAQ Composite	100.00	67.15	105.79	124.53	139.51	150.61
Peer Group	100.00	47.42	94.30	110.47	116.50	138.72

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	Year Ended March 31,
Statement of Operations Data	2013	2012	2011	2010	2009
Revenue:
AMI Division	$54,110	$41,415	$34,584	$19,979	$12,656
HE Division	45,067	49,656	62,504	71,097	82,310
Total revenue	99,177	91,071	97,088	91,076	94,966
Cost of sales	53,631	48,125	54,853	58,277	62,575
Gross margin	45,546	42,946	42,235	32,799	32,391
Operating expenses:
Selling and administrative expense	67,757	48,854	44,838	33,723	27,145
Income (loss) from operations	(22,211)	(5,908)	(2,603)	(924)	5,246
Other income:
Investment income, net	406	478	470	1,151	1,108
Other income (expense), net	(29)	(1)	125	—	—
Income (loss) before income taxes	(21,834)	(5,431)	(2,008)	227	6,354
Income tax provision (benefit)	844	995	(1,241)	(349)	991
Net income (loss)	(22,678)	(6,426)	(767)	576	5,363
Net loss attributable to noncontrolling interest	(61)	—	—	—	—
Net income (loss) attributable to Rentrak Corporation	$(22,617)	$(6,426)	$(767)	$576	$5,363
Net income (loss) per share attributable to Rentrak Corporation common stockholders:
Basic	$(1.93)	$(0.57)	$(0.07)	$0.05	$0.51
Diluted	$(1.93)	$(0.57)	$(0.07)	$0.05	$0.49
Shares used in per share calculations:
Basic	11,733	11,197	10,962	10,527	10,561
Diluted	11,733	11,197	10,962	11,013	11,047

	March 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Cash and marketable securities	$20,423	$27,753	$26,377	$19,925	$34,475
Working capital	20,560	23,844	28,460	30,627	43,244
Total assets	71,779	72,881	76,175	64,806	59,878
Long-term liabilities	4,075	3,154	2,203	2,267	2,938
Stockholders’ Equity attributable to Rentrak Corporation	47,982	50,525	56,373	51,228	46,977

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our AMI Division includes our media measurement services. Our HE Division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film product from traditional “brick and mortar”, online and kiosk retailers.

Our AMI Division encompasses media measurement services across multiple screens and platforms, and are primarily delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, provide consumer viewership information, integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national, on demand and “Over the Top” television performance.

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our Pay-Per-Transaction® (“PPT®”) System. Within this system, video retailers are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers on a revenue sharing basis. We provide second- and third-tier retailers, as well as a few major national chains, the opportunity to acquire new inventory, and our PPT® System enables retailers everywhere, regardless of size, the ability to increase the depth and breadth of their inventory, to more efficiently adjust ordering strategies to better satisfy consumer demand and to more effectively take advantage of trends and opportunities in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us, and we share a portion of the revenue with the Program Suppliers. Our PPT® System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our DRS services, which grant content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee for service basis.

See “Forward-Looking Statements” on page 2.

AMI Division
Our media measurement services, offered primarily on a recurring subscription basis, are distributed to clients through patent pending software systems and business processes. Our systems capture consumer viewership data from multiple screens across every platform within the entertainment industry and merge that information with advanced demographics and data relating to actual consumer purchase behavior.

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $12.7 million, or 30.7%, in Fiscal 2013 compared to Fiscal 2012.

The AMI Division lines of business, which we refer to as Entertainment Essentials™ services, are:

•	Box Office Essentials®;

•	OnDemand Everywhere™, which includes OnDemand Essentials® and related products; and

•	TV Essentials®, which includes StationView Essentials™.
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

Our PPT® System focuses primarily on the traditional “brick and mortar” retailer and provides those Participating Retailers the opportunity to increase the depth and breadth of their inventory, to more efficiently adjust ordering strategies to better satisfy consumer demand and to more effectively take advantage of trends and opportunities in the marketplace. Many of our arrangements are structured so that Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). These programs offer Participating Retailers a way to more effectively acquire “new release” rental inventory on a lease basis instead of purchasing and owning the inventory directly.

The landscape of the home video rental market for “brick and mortar” retailers continues to see significant changes, and some major retailers, such as Movie Gallery, have exited the market entirely, while others, such as Blockbuster have closed a significant number of stores. As a result of these market changes, we believe the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

Also, end consumers’ usage of non “brick and mortar” options for obtaining entertainment content, such as kiosks, continues to increase and our Participating Retailers’ market share has been negatively affected, contributing to a decline in our revenue. However, during the third quarter of Fiscal 2013, we added a major rental chain to our list of PPT® customers and are providing Units to that retailer from at least one major Program Supplier. During Fiscal 2013, we generated revenue of $3.9 million from this retailer.

In general, we continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. In the third quarter of Fiscal 2013, a former Program Supplier, Warner Bros., returned to the PPT® System, and we were able to begin offering their content to our Participating Retailers again. We are also continually seeking to develop business relationships with new Program Suppliers and in the last quarter, we have seen an increased interest in our offerings as Program Suppliers look for ways to reduce expenses. It is too soon to tell what impact, if any, this will have on total revenue in the future. Our relationships with Program Suppliers may typically be terminated without cause upon thirty days’ written notice by either party.

Sources of Revenue
Revenue by segment includes the following:

AMI Division
Subscription fee and other revenue, primarily relating to custom reports, from our Entertainment Essentials™ services.
HE Division

•
PPT® revenue includes fees generated when Participating Retailers rent Units or sell previously-viewed rental Units to consumers and upfront fees generated when Units are distributed to Participating Retailers. Additionally, certain arrangements include guaranteed minimum revenue from our customers, which are recognized on the street (release) date, provided all other revenue recognition criteria are met; and

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers.

Results of Operations
Certain information by segment was as follows (dollars in thousands):

	Year Ended March 31, (1)
	2013		2012		2011
(Dollars in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue:
AMI Division	$54,110	54.6%	$41,415	45.5%	$34,584	35.6%
HE Division	45,067	45.4	49,656	54.5	62,504	64.4
Total revenue	99,177	100.0	91,071	100.0	97,088	100.0
Cost of sales	53,631	54.1	48,125	52.8	54,853	56.5
Gross margin	45,546	45.9	42,946	47.2	42,235	43.5
Operating expenses:
Selling and administrative	67,757	68.3	48,854	53.6	44,838	46.2
Loss from operations	(22,211)	(22.4)	(5,908)	(6.5)	(2,603)	(2.7)
Other income:
Investment income, net	406	0.4	478	0.5	470	0.5
Other income (expense), net	(29)	(0.1)	(1)	—	125	0.1
Loss before income taxes	(21,834)	(22.0)	(5,431)	(6.0)	(2,008)	(2.1)
Income tax provision (benefit)	844	0.9	995	1.1	(1,241)	(1.3)
Net loss	(22,678)	(22.9)	(6,426)	(7.1)	(767)	(0.8)
Net loss attributable to noncontrolling interest	(61)	(0.1)	—	—	—	—
Net loss attributable to Rentrak Corporation	$(22,617)	(22.8)%	$(6,426)	(7.1)%	$(767)	(0.8)%

(1)	Percentages may not add due to rounding.

Revenue
Revenue increased $8.1 million, or 8.9%, to $99.2 million in Fiscal 2013, compared to $91.1 million in Fiscal 2012. The increase in revenue was due to increases in AMI Division revenue, primarily related to growth in our existing lines of business, partially offset by declines in revenue from our HE Division. These fluctuations are described in more detail below.

Revenue decreased $6.0 million, or 6.2%, to $91.1 million in Fiscal 2012, compared to $97.1 million in Fiscal 2011. The decrease in revenue was due to a decline in revenue from our HE Division, partially offset by an increase in AMI revenue, primarily related to growth in our existing lines of business as described in more detail below.

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

Revenue information related to our AMI Division is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2013	2012
Box Office Essentials®	$23,949	$21,046	$2,903	13.8%
OnDemand Everywhere™	12,562	11,143	1,419	12.7%
TV Essentials®	17,599	9,226	8,373	90.8%
	$54,110	$41,415	$12,695	30.7%
	Year Ended March 31,		Dollar Change	% Change
	2012	2011
Box Office Essentials®	$21,046	$18,255	$2,791	15.3%
OnDemand Everywhere™	11,143	10,537	606	5.8%
TV Essentials®	9,226	5,792	3,434	59.3%
	$41,415	$34,584	$6,831	19.8%

The increase in Box Office Essentials® revenue in Fiscal 2013 compared to Fiscal 2012 was primarily due to rate increases for existing clients and the addition of new clients.

The increase in Box Office Essentials® revenue in Fiscal 2012 compared to Fiscal 2011 was primarily due to rate increases for existing clients and the addition of new clients, as well as our acquisition of Ciné Chiffres in the third quarter of Fiscal 2011, which contributed $0.1 million to the increase.

The increase in OnDemand Everywhere™ revenue in Fiscal 2013 compared to Fiscal 2012 was due to rate increases for existing clients, increased custom reporting projects, and the addition of new clients.

The increase in OnDemand Everywhere™ revenue in Fiscal 2012 compared to Fiscal 2011 was due to rate increases for existing clients, and the addition of new clients. These factors were partially offset by a reduction in custom reporting projects due to a large non-recurring custom project in Fiscal 2011.

The increase in TV Essentials® revenue in Fiscal 2013 compared to Fiscal 2012 was due primarily to the addition of new clients, and rate increases for existing clients.

The increase in TV Essentials® revenue in Fiscal 2012 compared to Fiscal 2011 was due to the addition of new clients, including local stations, networks and advertising agencies.

HE Division
Revenue information related to our HE Division is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2013	2012
PPT®	$42,145	$44,027	$(1,882)	(4.3)%
DRS	2,922	5,629	(2,707)	(48.1)%
	$45,067	$49,656	$(4,589)	(9.2)%
	Year Ended March 31,		Dollar Change	% Change
	2012	2011
PPT®	$44,027	$56,705	$(12,678)	(22.4)%
DRS	5,629	5,799	(170)	(2.9)%
	$49,656	$62,504	$(12,848)	(20.6)%

The decrease in PPT® revenue in Fiscal 2013 compared to Fiscal 2012 was primarily due to a reduction in transaction fees of $0.8 million, and a decline in sell-through and order processing fees of $1.0 million. These decreases were primarily due to fewer Participating Retailers, fewer available Units and lower box office performance from theatrical titles in Fiscal 2013 compared to Fiscal 2012, in part due to consumers’ focus on the summer Olympics during the second quarter of Fiscal 2013, as well as continued changing market conditions. Also, during the third quarter of Fiscal 2012, Warner Bros. decided it would release its video content in the retail channel before offering it to the rental market. This had a negative effect on our PPT® business during the first nine months of Fiscal 2013. However, during the third quarter of Fiscal 2013, Warner Bros. returned to its previous distribution strategy of providing “brick and mortar” retailers with new release content on the initial street date, and we were able to offer some Warner Bros. Units to our Participating Retailers. We expect this change will have a positive impact on our revenue in the future, but it is too soon to predict the magnitude of the impact. Additionally, we added a significant Participating Retailer to our PPT® System which contributed to an overall increase in Units shipped during the quarter and helped to narrow the decline in PPT® revenue. We also expect higher volumes and increased revenue from this Participating Retailer going forward, but since this is dependent on various factors, like the availability and quality of Units, we are unable to estimate the how much the increase will be, if any.

The decrease in PPT® revenue in Fiscal 2012 compared to Fiscal 2011 was primarily due to a reduction in transaction fees of $9.5 million, and a decline sell-through and order processing fees of $3.1 million. These decreases were due primarily to fewer Participating Retailers, fewer available Units and lower box office performance from theatrical titles in Fiscal 2012 compared to Fiscal 2011, as well as continued changing market conditions. During the third quarter of Fiscal 2012, Warner Bros. decided to release its video content in the retail channel before offering it in the rental market, which had a negative impact on the number of Units available to us and represented 5.5% of the decline in revenue.

The decrease in DRS revenue in Fiscal 2013 compared to Fiscal 2012 was due to fewer transactions processed as a result of Warner Bros.’ decision in the third quarter of Fiscal 2012 mentioned above, as well as a decline in the number of direct retailers from which to track content performance for Program Suppliers. We believe the modification of Warner Bros.’ distribution strategy in the third quarter of Fiscal 2013 noted above should increase our DRS revenue, but it is too soon to predict what impact, if any, this will have on our revenue in the future.

The decrease in DRS revenue in Fiscal 2012 compared to Fiscal 2011 was due to fewer transactions, primarily as a result of a decline in transactions from Blockbuster, offset by an increase in revenue of $0.8 million as a result of our acquisition of Media Salvation during the fourth quarter of Fiscal 2011.

Cost of Sales and Gross Margin
Cost of sales represents the direct costs to produce revenue.

In the AMI Division, cost of sales includes costs relating to our Entertainment Essentials™ services, and consists of costs associated with the operation of a call center for our Box Office Essentials® services, as well as costs associated with amortizing capitalized, internally developed software used to provide the corresponding services and direct costs incurred to obtain, cleanse and process data and maintain our systems.

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

Cost of sales increased $5.5 million, or 11.4%, in Fiscal 2013 compared to Fiscal 2012, and decreased $6.7 million, or 12.3%, in Fiscal 2012 compared to Fiscal 2011.

AMI Division
Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2013	2012
Costs related to:
Amortization of internally developed software	$2,635	$2,162	$473	21.9%
Call center operation	5,253	4,793	460	9.6%
Obtaining, cleansing and processing data	13,455	7,814	5,641	72.2%
	$21,343	$14,769	$6,574	44.5%
	Year Ended March 31,		Dollar Change	% Change
	2012	2011
Costs related to:
Amortization of internally developed software	$2,162	$1,746	$416	23.8%
Call center operation	4,793	4,506	287	6.4%
Obtaining, cleansing and processing data	7,814	5,018	2,796	55.7%
	$14,769	$11,270	$3,499	31.0%

The increase in cost of sales within the AMI Division in Fiscal 2013 compared to Fiscal 2012 resulted primarily from expanding market coverage with existing data supplier agreements, the addition of new data supplier agreements and the amendment to our data supplier agreement with DISH, which occurred in the second quarter of Fiscal 2013, and requires minimum payments relating to predefined net profit sharing provisions of portions of our TV Essentials® line of business.

The increase in cost of sales within the AMI Division in Fiscal 2012 compared to Fiscal 2011 resulted primarily from arrangements with some of our data suppliers that provide for cost increases as our revenue increases, the conversion of a data supplier agreement from a variable arrangement to a fixed-fee arrangement in December 2010, and increases in costs related to obtaining, cleansing and processing data due to arrangements in place with data providers.

HE Division
Cost of sales information related to our HE Division is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2013	2012
Costs related to:
Transaction fees	$22,528	$22,904	$(376)	(1.6)%
Sell-through fees	5,544	5,976	(432)	(7.2)%
Other	4,216	4,476	(260)	(5.8)%
	$32,288	$33,356	$(1,068)	(3.2)%
	Year Ended March 31,		Dollar Change	% Change
	2012	2011
Costs related to:
Transaction fees	$22,904	$30,472	$(7,568)	(24.8)%
Sell-through fees	5,976	7,806	(1,830)	(23.4)%
Other	4,476	5,305	(829)	(15.6)%
	$33,356	$43,583	$(10,227)	(23.5)%

The decreases in cost of sales within the HE Division in Fiscal 2013 compared to Fiscal 2012 and Fiscal 2012 compared to Fiscal 2011 were primarily related to the decreases in revenue discussed above.

Gross margins as a percentage of revenue were as follows:

	Year Ended March 31,
	2013	2012	2011
AMI Division	60.6%	64.3%	67.4%
HE Division	28.4%	32.8%	30.3%

The decline in gross margin in the AMI Division in Fiscal 2013 compared to Fiscal 2012 was primarily due to a shift in mix of revenue, as more revenue in the current year was generated from TV Essentials®, which has a lower gross margin than Box Office Essentials® or On Demand Everywhere™.

The decrease in gross margin in the AMI Division in Fiscal 2012 compared to Fiscal 2011 was primarily due to increased costs associated with one of our data provider agreements, which converted to a fixed fee agreement in the third quarter of Fiscal 2011, and higher costs associated with amortization of our internally developed systems.

The decrease in gross margin in the HE Division in Fiscal 2013 compared to Fiscal 2012 was primarily due to a shift in mix of revenue to less DRS revenue, which typically has higher margins.

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

Selling and administrative expense information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
Selling and administrative	2013	2012
AMI	$44,315	$25,918	$18,397	71.0%
HE	5,703	6,705	(1,002)	(14.9)%
Corporate	17,739	16,231	1,508	9.3%
	$67,757	$48,854	$18,903	38.7%
	Year Ended March 31,		Dollar Change	% Change
Selling and administrative	2012	2011
AMI	$25,918	$21,310	$4,608	21.6%
HE	6,705	7,497	(792)	(10.6)%
Corporate	16,231	16,031	200	1.2%
	$48,854	$44,838	$4,016	9.0%

AMI Division
The increase in selling and administrative expense in the AMI Division in Fiscal 2013 compared to Fiscal 2012 was primarily due to $15.3 million of increased expense related to the cancellation of a stock award granted to DISH that had been previously revalued at the end of each reporting period. In exchange for canceling the stock award and as compensation for past services, DISH was paid $5.8 million and issued 700,000 shares of our common stock during the second quarter of Fiscal 2013, and we recorded $15.9 million in expense related to this amendment and related stock award.

Excluding the impact of the DISH amendment, expenses increased $3.0 million primarily related to increased headcount and other costs associated with the expansion of TV Essentials®.

The increase in selling and administrative expense in the AMI Division in Fiscal 2012 compared to Fiscal 2011 was primarily due to an increase in the number of employees and other costs associated with the expansion of our AMI Division of $5.3 million and reorganization costs of $1.1 million related to our international operations, offset by a reduction of $1.9 million of expense related to the value of the stock award granted to DISH that was revalued at the end of each reporting period.

Our long-term strategic plan is heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally, and we consider these expenses to be investments which will leverage this business.

HE Division
The decrease in selling and administrative expense in the HE Division in Fiscal 2013 compared Fiscal 2012 was primarily due to a reduction in overall headcount in order to better align the number of employees with current and expected future trends in this division.

The decrease in selling and administrative expense in the HE Division in Fiscal 2012 compared to Fiscal 2011 was primarily due to a reduction in overall headcount for the year.

Corporate
The increase in Corporate selling and administrative expenses in Fiscal 2013 compared to Fiscal 2012 was primarily due to increases in headcount in our information technology department and higher stock-based compensation costs as a result of equity awards granted in the first quarter of Fiscal 2013.

The increase in Corporate selling and administrative expenses in Fiscal 2012 compared to Fiscal 2011 was primarily due to higher maintenance, occupancy and general operating costs, offset by lower stock-based compensation expense, lower costs for fringe benefits and increases in capitalized software development costs.

Income (Loss) from Operations

Income (loss) from operations information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
Income (loss) from operations	2013	2012
AMI	$(11,548)	$728	$(12,276)	(1,686.3)%
HE	7,076	9,595	(2,519)	(26.3)%
Corporate	(17,739)	(16,231)	(1,508)	(9.3)%
	$(22,211)	$(5,908)	$(16,303)	(275.9)%
	Year Ended March 31,		Dollar Change	% Change
Income (loss) from operations	2012	2011
AMI	$728	$2,004	$(1,276)	(63.7)%
HE	9,595	11,424	(1,829)	(16.0)%
Corporate	(16,231)	(16,031)	(200)	(1.2)%
	$(5,908)	$(2,603)	$(3,305)	(127.0)%

The increase in loss from operations in Fiscal 2013 compared to Fiscal 2012 was primarily due to the increase in expense in our AMI Division related to the amendment of our agreement with DISH as discussed above. Operating loss for the AMI Division includes the impact of a non-recurring compensation expense of $15.9 million relating to the DISH amendment.

Other Income (Expense), Net

Other income of $0.1 million in Fiscal 2011 represented a gain on the liquidation of a long-term, cost-based investment.

Income Taxes
Our effective tax rate was an expense of 3.9% for Fiscal 2013 and was driven by taxable income in some jurisdictions. The expected benefit from losses in other jurisdictions did not benefit the rate due to the recording of a valuation allowance.

Primarily due to our investments in acquisitions, as well as expansion of our AMI Division and our equity compensation structure, we have cumulative operating losses over the past three fiscal years. As a result, we evaluated various factors relating to these assets and determined in Fiscal 2012 that it was not more likely than not that all of our deferred tax assets would be realized and, accordingly, we recorded a full valuation allowance. This position did not change in Fiscal 2013. In the future, if we generate taxable income, we would re-evaluate our ability to utilize these deferred tax assets and the need for the valuation allowance, which could reduce future tax expense.

Our effective tax rate was an expense of 18.3% in Fiscal 2012. The rate was negatively affected by the recording of a $4.0 million valuation allowance to fully reserve our deferred tax assets.

Our effective tax rate was a benefit of 61.8% in Fiscal 2011. The rate was positively impacted by federal and state research and experimentation credits of $0.8 million, earnings on marketable securities that are exempt from federal income taxes of $0.2 million and the tax impact of income in foreign locations of $0.1 million, offset by increases in reserves on tax positions of $0.3 million.

Inflation

We believe that the impact of inflation was minimal on our business in Fiscal 2013, 2012 and 2011.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least April 1, 2014.

Cash and cash equivalents and marketable securities decreased $7.3 million to $20.4 million at March 31, 2013 from March 31, 2012. This decrease resulted primarily from $7.1 million used for the purchase of equipment and capitalized information technology costs and $1.6 million used in operating activities, which includes a $5.8 million payment related to the amendment of our agreement with DISH, offset by $0.8 million in proceeds from the issuance of our common stock and a $1.0 million contribution from noncontrolling interests. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of March 31, 2013, we had $2.9 million in foreign bank accounts, of which we plan to use $0.9 million to fund our international expansion and growth. The remaining cash is held by Sinotrak, our Chinese joint venture, and will be used to support growth for that operation.

We had $16.6 million invested in an adjustable-rate governmental bond fund as of March 31, 2013. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, increased $2.4 million to $16.7 million at March 31, 2013 from March 31, 2012, primarily due to higher revenue in the HE Division in the fourth quarter of Fiscal 2013 compared to the fourth quarter of Fiscal 2012 and growth in our AMI Division.

Other current assets increased $1.2 million to $2.2 million at March 31, 2013 from March 31, 2012 primarily due to a $0.6 million receivable from our landlord for a portion of the costs related to renovations made to our New York office. This amount is treated as a lease incentive, the value of which will reduce rent expense over the remaining lease term.

During Fiscal 2013, we spent $7.1 million on property and equipment, including $4.2 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $8.3 million on property and equipment in all of Fiscal 2014, of which approximately $6.0 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include primarily purchases of computers, servers and networking equipment.

Accrued liabilities increased $1.3 million to $4.4 million at March 31, 2013 from March 31, 2012, primarily due to increased expenses incurred related to our data suppliers.

Accrued compensation decreased $2.9 million to $5.9 million at March 31, 2013 from March 31, 2012, primarily due to a $3.2 million decrease in accrued stock-based compensation for DISH’s award that was canceled and settled in cash during the second quarter of Fiscal 2013 and, a $0.8 million decrease in severance accruals relating to payments made during Fiscal 2013 as a result of the reorganization of our foreign operations, offset by $1.0 million in increases in payroll and bonus related accruals.

Deferred revenue and other credits increased $0.6 million to $2.6 million at March 31, 2013 from March 31, 2012, primarily due to the growth in our AMI Division. This balance includes amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.4 million at March 31, 2013, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $43,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2014.

In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2013, 276,633 shares remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. We did not repurchase any shares in Fiscal 2013.

We currently have a revolving line of credit for $15.0 million that matures December 31, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and we incur fees on the unused portion at 0.2% per annum. The credit line is secured by substantially all of our assets and includes certain financial covenants. At March 31, 2013, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of March 31, 2013, we were in compliance with those covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. As of March 31, 2013, we were on schedule toward meeting those requirements and, on April 3, 2013, the loan was forgiven in full. The balance of this loan will be recorded as an offset to leasehold improvements and will be amortized as an offset to depreciation expense over the life of the related lease.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2013 follows (dollars in thousands):

	Payments Due By Fiscal Period
Contractual Obligations	Total	2014	2015 and 2016	2017 and 2018	2019 and beyond
Operating lease obligations	$18,404	$2,499	$4,648	$4,023	$7,234
Purchase obligations	25,143	10,878	14,265	—	—
Total Contractual Obligations	$43,547	$13,377	$18,913	$4,023	$7,234

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

We recognize revenue for all of our services when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•
The products or services have been delivered; for Units released within our HE Division, we believe this condition is met when the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun (which is referred to as the “street date” for a HE product);

•	The fee is fixed or determinable; and

•	Collection of the fee is reasonably assured based on our collection history.

Within our AMI Division, subscription fees are recognized ratably over the period of service. We also generate revenue by providing information obtained from our database in the form of custom reports. Revenue related to custom reports is recognized as value is delivered to the customer. The pattern of revenue recognition for these reports varies depending on the terms of the individual contracts and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered and accepted by the customer.

Within our HE Division, our agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenue earned by the Participating Retailer upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from Program Suppliers and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the Participating Retailer.

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenue from our customers as well as our suppliers, which vary by studio and relate to single films, typically major motion picture releases. These guarantees, which totaled $11.3 million, $13.0 million and $15.8 million, respectively, in Fiscal 2013, 2012 and 2011, are contractually fixed on the street date and are nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $0.9 million and $0.6 million at March 31, 2013 and 2012, respectively. See also Schedule II, Valuation and Qualifying Accounts included in Item 8 of this Annual Report on Form 10-K.

Deferred Taxes

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes, from tax credits which have not been utilized, and from net operating loss carry-forwards. We calculate deferred tax assets and liabilities using enacted laws and tax rates that will be in effect when we expect the differences to reverse and be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset is not recorded for net operating loss carryforwards created by excess tax benefits from the exercise of stock options. To the extent such net operating loss carryforwards are utilized, stockholders’ equity will increase. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets. As of March 31, 2013 and 2012, we had a valuation allowance of $14.1 million and $4.1 million, respectively, recorded against our federal net operating and capital loss carry-forwards, as well as those net operating and capital loss carry-forwards in various state and foreign jurisdictions. As of March 31, 2013 and 2012, net deferred tax liabilities totaled $610,000 and $31,000, respectively.

Accounting for Unrecognized Tax Benefits

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2013 and 2012, the total amount of unrecognized tax benefits was $1.1 million and $1.0 million, respectively, including penalties and interest of $124,000 and $91,000, respectively. All unrecognized tax benefits at March 31, 2013 would affect the effective tax rate if recognized. See Note 11 of Notes to Consolidated Financial Statements.

Capitalized Software

Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software, which is used by us to provide various services to clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once this software is ready for use in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years from the date of utilization. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Based on these reviews, we recorded impairment charges of $8,000 in Fiscal 2011. No impairment charges were recorded in Fiscal 2013 or 2012. Changes in technology could affect our estimate of the useful life of those assets. Capitalized software costs, net of accumulated amortization, totaled $7.8 million and $6.8 million at March 31, 2013 and 2012, respectively. We also had $1.9 million and $1.5 million as of March 31, 2013 and 2012, respectively, of capitalized costs associated with software projects which are still in the application development stage.

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”), stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and employee stock purchase plan (“ESPP”) shares, based on the estimated fair value of the award on the grant date.  We utilize the Black-Scholes options pricing model and Monte Carlo simulations for valuing our stock-based awards with a conversion or exercise price.

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

Goodwill and Intangible Assets

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets of Accounting Standards Codification 350 and the provisions of Accounting Standards Update 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis included assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and a comparison of actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover and changes in regulations.

Based on our qualitative assessment performed during the fourth quarter of Fiscal 2013, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of March 31, 2013 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method. We evaluate the estimated remaining lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on undiscounted cash flows attributable to that asset or group of assets. There were no impairment charges related to intangible assets during the years ended March 31, 2013, 2012 and 2011.

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

We operate globally and have exposure to market risk from changes in foreign exchange rates. In most markets, we generate revenue and expenses in local currencies. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from functional currency to our reporting currency (the United States Dollar) for consolidation purposes. Our most significant foreign currency risks relate to the Euro, the Argentine Peso and the Canadian Dollar. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a $50,000 increase to our operating loss for the year ended March 31, 2013.

We have exposure to interest rate risk related to our marketable securities and, to a lesser extent, our cash deposits. Our marketable securities are investments in an adjustable-rate governmental bond fund. We monitor this account regularly and have evaluated and assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows. Unrealized gains and losses on these investments will fluctuate and, historically, have not been significant. Our unrealized loss on this investment as of March 31, 2013 was immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 13, 2013

Rentrak Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$3,835	$5,526
Marketable securities	16,588	22,227
Accounts and notes receivable, net of allowances for doubtful accounts of $866 and $649	16,682	14,260
Deferred tax assets, net	—	48
Other current assets	2,188	985
Total Current Assets	39,293	43,046
Property and equipment, net of accumulated depreciation of $19,925 and $17,032	14,262	10,846
Goodwill	4,998	5,101
Other intangible assets, net of accumulated amortization of $2,343 and $1,579	12,396	13,165
Other assets	830	723
Total Assets	$71,779	$72,881
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,856	$5,291
Accrued liabilities	4,369	3,093
Accrued compensation	5,862	8,781
Deferred tax liabilities	36	—
Deferred revenue and other credits	2,610	2,037
Total Current Liabilities	18,733	19,202
Deferred rent, long-term portion	2,238	1,819
Taxes payable, long-term	713	731
Deferred tax liability, long-term	574	79
Note payable and accrued interest	550	525
Total Liabilities	22,808	22,356
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,892 and 11,078	12	11
Capital in excess of par value	75,508	55,125
Accumulated other comprehensive income	31	341
Accumulated deficit	(27,569)	(4,952)
Stockholders’ Equity attributable to Rentrak Corporation	47,982	50,525
Noncontrolling interest	989	—
Total Stockholders’ Equity	48,971	50,525
Total Liabilities and Stockholders’ Equity	$71,779	$72,881
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended March 31,
	2013	2012	2011
Revenue	$99,177	$91,071	$97,088
Cost of sales	53,631	48,125	54,853
Gross margin	45,546	42,946	42,235
Operating expenses:
Selling and administrative	67,757	48,854	44,838
Loss from operations	(22,211)	(5,908)	(2,603)
Other income:
Investment income, net	406	478	470
Other income (expense), net	(29)	(1)	125
Loss before income taxes	(21,834)	(5,431)	(2,008)
Provision (benefit) for income taxes	844	995	(1,241)
Net loss	(22,678)	(6,426)	(767)
Net loss attributable to noncontrolling interest	(61)	—	—
Net loss attributable to Rentrak Corporation	$(22,617)	$(6,426)	$(767)
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(1.93)	$(0.57)	$(0.07)
Diluted	$(1.93)	$(0.57)	$(0.07)
Shares used in per share calculations:
Basic	11,733	11,197	10,962
Diluted	11,733	11,197	10,962
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss (In thousands, except footnote reference)

	For the Year Ended March 31,
	2013	2012	2011
Net loss	$(22,678)	$(6,426)	$(767)
Other comprehensive income (loss):
Foreign currency translation adjustments	(230)	(284)	474
Unrealized holding gains (losses) which arose during the period on available for sale securities (1)	34	137	(26)
Recognition of previously unrealized gains on available for sale securities included in net loss(2)	(114)	(42)	(7)
Other comprehensive income (loss)	(310)	(189)	441
Comprehensive loss	(22,988)	(6,615)	(326)
Comprehensive loss attributable to noncontrolling interest	(61)	—	—
Comprehensive loss attributable to Rentrak Corporation	$(22,927)	$(6,615)	$(326)

(1) For the year ended March 31, 2013, 2012 and 2011, the amounts are net of deferred tax benefits (expenses) of $(30,000), $(101,000) and $19,000, respectively.

(2) For the year ended March 31, 2013, 2012 and 2011, the amounts are net of deferred tax benefits of $83,000, $31,000 and $5,000, respectively.
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity For The Years Ended March 31, 2013, 2012 and 2011 (In thousands)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Rentrak Stockholders' Equity Total	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at March 31, 2010	10,595	$11	$48,887	$89	$2,241	$51,228	$—	$51,228
Net loss	—	—	—	—	(767)	(767)	—	(767)
Unrealized gain on foreign currency translation	—	—	—	474	—	474	—	474
Unrealized loss on investments, net of tax	—	—	—	(33)	—	(33)	—	(33)
Common stock issued pursuant to stock plans	802	—	3,009	—	—	3,009	—	3,009
Common stock used to pay for option exercises	(48)	—	(1,173)	—	—	(1,173)	—	(1,173)
Common stock used to pay for taxes associated with option exercises	(89)	—	(2,224)	—	—	(2,224)	—	(2,224)
Common stock issued in exchange for DSUs	67	—	—	—	—	—	—	—
Common stock used to pay for taxes associated with vested RSUs	(84)	—	(2,152)	—	—	(2,152)	—	(2,152)
Contingent equity consideration	—	—	2,000	—	—	2,000	—	2,000
DSUs granted to Board of Directors	—	—	1,201	—	—	1,201	—	1,201
Stock-based compensation expense - options	—	—	1,160	—	—	1,160	—	1,160
Stock-based compensation expense - RSUs	—	—	2,397	—	—	2,397	—	2,397
Income tax effect from stock-based compensation	—	—	1,253	—	—	1,253	—	1,253
Balance at March 31, 2011	11,243	$11	$54,358	$530	$1,474	$56,373	$—	$56,373
Net loss	—	—	—	—	(6,426)	(6,426)	—	(6,426)
Unrealized loss on foreign currency translation	—	—	—	(284)	—	(284)	—	(284)
Unrealized gain on investments, net of tax	—	—	—	95	—	95	—	95
Common stock issued pursuant to stock plans	159	—	1,008	—	—	1,008	—	1,008
Common stock used to pay for option exercises	(40)	—	(746)	—	—	(746)	—	(746)
Common stock used to pay for taxes associated with option exercises	(12)	—	(210)	—	—	(210)	—	(210)
Common stock issued in satisfaction of contingent payouts	33	—	—	—	—	—	—	—
DSUs granted to Board of Directors	—	—	792	—	—	792	—	792
Stock-based compensation expense - options	—	—	3,451	—	—	3,451	—	3,451
Stock-based compensation expense - RSUs	—	—	711	—	—	711	—	711
Common stock repurchased	(305)	—	(4,341)	—	—	(4,341)	—	(4,341)
Income tax effect from stock-based compensation	—	—	102	—	—	102	—	102
Balance at March 31, 2012	11,078	$11	$55,125	$341	$(4,952)	$50,525	$—	$50,525

Rentrak Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity For The Years Ended March 31, 2013, 2012 and 2011 (In thousands, except share amounts)—cont'd

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Rentrak Stockholders' Equity Total	Noncontrolling Interest
	Shares	Amount						Total Equity
Net loss	—	—	—	—	(22,617)	(22,617)	—	(22,617)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(61)	(61)
Unrealized loss on foreign currency translation	—	—	—	(230)	—	(230)	—	(230)
Unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)	—	(80)
Common stock issued pursuant to stock plans	50	—	322	—	—	322	—	322
Common stock used to pay for option exercises	(3)	—	(63)	—	—	(63)	—	(63)
Common stock used to pay for taxes associated with option exercises	(3)	—	(53)	—	—	(53)	—	(53)
Common stock issued pursuant to employee stock purchase plan	37	—	511	—	—	511	—	511
Common stock issued in satisfaction of contingent payouts	33	—	—	—	—	—	—	—
Common stock issued to DISH Network	700	1	13,236	—	—	13,237	—	13,237
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	1,050	1,050
DSUs granted to Board of Directors	—	—	650	—	—	650	—	650
Stock-based compensation expense - options	—	—	5,252	—	—	5,252	—	5,252
Stock-based compensation expense - ESPP	—	—	172	—	—	172	—	172
Stock-based compensation expense - RSUs	—	—	366	—	—	366	—	366
Income tax effect from stock-based compensation	—	—	(10)	—	—	(10)	—	(10)
Balance at March 31, 2013	11,892	$12	$75,508	$31	$(27,569)	$47,982	$989	$48,971

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	For the Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(22,678)	$(6,426)	$(767)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Tax benefit from stock-based compensation	—	81	1,253
Depreciation and amortization	4,951	4,351	3,432
Stock-based compensation	19,165	5,118	6,714
Excess tax benefits from stock-based compensation	—	—	(3,987)
Deferred income taxes	579	1,425	(1,813)
Gain on liquidation of investment	—	—	(104)
(Gain) loss on disposition of assets	29	1	(15)
Realized gain on marketable securities	(197)	(73)	(12)
Interest on note payable	25	25	—
Adjustment to allowance for doubtful accounts	217	4	80
(Increase) decrease in:
Accounts and notes receivable	(2,422)	2,453	2,505
Taxes receivable and prepaid taxes	—	1,726	(491)
Other assets	(1,201)	93	(204)
Increase (decrease) in:
Accounts payable	565	(1,932)	935
Taxes payable	(44)	(421)	248
Accrued liabilities and compensation	(1,627)	2,127	(2,101)
Deferred revenue	489	705	(262)
Deferred rent	503	944	(23)
Net cash provided by (used in) operating activities	(1,646)	10,201	5,388
Cash flows from investing activities:
Purchase of marketable securities	(23,091)	(18,403)	(14,911)
Sale of marketable securities	28,793	18,971	9,800
Proceeds from the sale of assets	47	—	17
Proceeds from the liquidation of investment	—	—	224
Payments made to develop intangible assets	(183)	—	—
Purchase of property and equipment	(7,110)	(5,135)	(3,591)
Cash paid for acquisition	—	—	(1,930)
Net cash used in investing activities	(1,544)	(4,567)	(10,391)
Cash flows from financing activities:
Proceeds from note payable	—	500	—
Contributions from noncontrolling interest	1,050	—	—
Issuance of common stock	770	262	1,836
Excess tax benefits from stock-based compensation	—	—	3,987
Repurchase of common stock	—	(4,341)	—
Net cash provided by (used in) financing activities	1,820	(3,579)	5,823

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands) —cont’d

	For the Year Ended March 31,
	2013	2012	2011
Effect of foreign exchange translation on cash	(321)	(350)	566
Increase (decrease) in cash and cash equivalents	(1,691)	1,705	1,386
Cash and cash equivalents:
Beginning of period	5,526	3,821	2,435
End of period	$3,835	$5,526	$3,821
Supplemental non-cash information:
Capitalized stock-based compensation	$512	$362	$474
Supplemental cash flow information:
Income taxes paid	401	328	156
Income tax refunds	60	2,101	264
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Overview

Rentrak Corporation is located in Portland, Oregon, and has several locations throughout the world. We have two operating divisions within our corporate structure and, accordingly, we report certain financial information by individual segment under this structure. Our AMI Division includes our media measurement services. Our HE Division includes our distribution services as well as services that measure, aggregate and report consumer rental and retail activity on film product from traditional “brick and mortar,” online and kiosk retailers.

Our AMI Division encompasses media measurement services across multiple screens and platforms and is delivered via web-based products within our Entertainment Essentials™ lines of business. These services, offered primarily on a recurring subscription basis, provide consumer viewership information, integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national, on demand and “Over the Top” television performance.

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our PPT® System. Within this system, Participating Retailers are given access to a wide selection of box office hits, independent releases and foreign films from the Program Suppliers on a revenue sharing basis. By providing second- and third-tier retailers the opportunity to acquire new inventory in the same manner as major national chains, our PPT® System enables retailers, regardless of size, to increase the depth and breadth of their inventory, to more efficiently adjust ordering strategies to better satisfy consumer demand and to more effectively take advantage of trends and opportunities in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us, and we share a portion of the revenue with the Program Suppliers. Our PPT® System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

Our HE Division also includes our rental DRS services, which grants content providers constant, clear feedback and data, plus valuable checks and balances on how both their video products and retailers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee for service basis.

We categorize corporate and other expenses separately because those costs are not allocated to a specific segment.

Note 2.	Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of Rentrak Corporation and its wholly owned subsidiaries, and those entities in which we have a controlling interest after elimination of all intercompany accounts and transactions.

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (“VIE”). Sinotrak has been included in our consolidated financial statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both parties and costs associated with its formation. The equity interests of the noncontrolling party, totaling $1.0 million as of March 31, 2013, are reported as a noncontrolling interest in our Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the year ended March 31, 2013 are included in “Net loss attributable to noncontrolling interest” on our Consolidated Statements of Operations.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. We consider our most critical accounting policies to be those related to revenue recognition and those that require the use of estimates and assumptions, specifically, accounts receivable reserves, deferred tax asset valuation reserves, determining the realizable value of capitalized internally developed software costs, stock-based compensation, unrecognized tax benefits, goodwill impairment, intangible asset valuation and determination of useful lives.

Revenue Recognition

We recognize revenue for all of our services when all of the following conditions are met:

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

Within our AMI Division, subscription fees are recognized ratably over the period of service. We also generate revenue by providing information obtained from our database in the form of custom reports. Revenue related to custom reports is recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these reports varies depending on the terms of the individual contracts and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered and accepted by the customer.

Within our HE Division, our agreements generally provide for an initial order processing fee and continuing transaction fees based on a percentage of rental revenue earned by the Participating Retailers upon renting the Units to their customers. Initial order processing fees cover the direct costs of accessing Units from Program Suppliers and handling, packaging and shipping of the Units to the retailer. Once the Units are shipped, we have no further obligation to provide services to the Participating Retailer.

We recognize order processing fees as revenue on the street date and recognize transaction fees when the Units are rented to the consumers, provided all other revenue recognition criteria have been met. Certain arrangements include guaranteed minimum revenue from our customers as well as our suppliers, vary by studio and relate to single films, typically major motion picture releases. These revenue guarantees, which totaled $11.3 million, $13.0 million and $15.8 million, in Fiscal 2013, 2012 and 2011, respectively, are contractually fixed on the street date and are nonrefundable. We follow Accounting Standards Codification 926-605-25-19, which applies to the Entertainment-Films industry, and requires that the entire amount of these minimum guarantees be recognized as revenue, along with the corresponding cost, on the street date, provided all other revenue recognition criteria are met.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits. As of March 31, 2013, we had $2.9 million in foreign bank accounts, of which we plan to use $0.9 million to fund our international expansion and growth. The remaining cash is held by Sinotrak, and will be used to support growth for that venture.

Marketable Securities

We classify our marketable securities as “available for sale” and, accordingly, our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income (loss). Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. An additional general reserve is provided based on aging of accounts receivable and our historical collection experience. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. We are able to contractually recover certain bad debts from our Program Suppliers. Such recoveries are recorded as reductions to expense when they are fixed and determinable pursuant to the Program Supplier contract. See Schedule II included on page 62 for detail regarding our bad debt expense and allowance for doubtful accounts.

We had one customer that provided 11% of our total revenue in Fiscal 2012. No customer accounted for 10% or more of our total revenue in Fiscal 2013 or 2011. This customer accounted for 14% and 16% of our accounts receivable balance at March 31, 2013 and 2012, respectively. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2013 or 2012. We do not have any off‑balance sheet credit exposure related to our customers.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, cash equivalents, marketable securities, accounts and notes receivable and accounts payable. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2013 and 2012. See Note 5.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. During Fiscal 2011, we recorded asset impairment charges of $8,000 related to various software components of our Entertainment Essentials™ lines of business, which had been in development. Management concluded that it was likely the components would not be placed in service in the foreseeable future. No impairment charges were recorded in Fiscal 2013 or 2012. Asset impairment charges are included as a component of selling and administrative costs in our Consolidated Statements of Operations.

Acquisitions

The purchase price for acquisitions is allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed is allocated to goodwill. See Note 4.

Goodwill and Intangible Assets

We account for our goodwill under the authoritative guidance for goodwill and other intangible assets of Accounting Standards Codification 350 and the provisions of Accounting Standards Update 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis included assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and a comparison of actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover and changes in regulations.

Based on our qualitative assessment performed during the fourth quarter of Fiscal 2013, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of March 31, 2013 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method. We evaluate the estimated remaining lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on undiscounted cash flows attributable to that asset or group of assets. There were no impairment charges related to intangible assets during the years ended March 31, 2013, 2012 and 2011.

We have long-term relationships with each of the Global Clients. Currently, there are no competitors who provide global box office results, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants. Should one terminate its relationship with us, they would no longer have access to world-wide data on all market participants and, currently, similar information is not available elsewhere. Our turnover rate of clients has been minimal over the life of our product, and, given our service offerings, we do not expect our customers to change their relationships with us. Due to the absence of any competitor who can provide world-wide coverage, the tenure of our relationships with these Global Clients, and the fact that, historically, these Global Clients have preferred only one provider, our “Global relationships” intangible asset was determined to have an indefinite life. See Note 8.

Property and Equipment

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three years for furniture and fixtures, three to ten years for equipment and five years for capitalized software. Leasehold improvements are amortized over the lives of the underlying leases or the service lives of the improvements, whichever are shorter. Property and equipment is reviewed for impairment as discussed above. See Note 7.

Long-Term Investment

We have one long-term investment included in other assets, which is valued based on the cost-method and had an aggregate carrying amount of $0.5 million as of March 31, 2013 and 2012. The fair value of our cost-method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We do not believe there are any events which occurred in Fiscal 2013 that would indicate impairment to its carrying value.

Landlord Incentives

The lease for our headquarters building located in Portland, Oregon and the lease for our offices in New York City contain provisions relating to allowances from our landlords associated with the costs of improvements, as well as free rent. These landlord incentives, which totaled $2.4 million at March 31, 2013 and $1.9 million at March 31, 2012, were recorded as deferred rent. The deferred rent related to qualified renovations is being amortized at the rate of approximately $43,000 per quarter as a reduction to rent expense over the remaining lease terms which extend through June 30, 2023.  The deferred rent related to free rent will also be amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2014. See Note 14.

Capitalized Software

Capitalized software is included in property and equipment, net, and consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients. These services provide unique data collection, management, analytic and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials® business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theater owners. Our OnDemand Essentials® business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize this software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment as discussed above. Changes in technology could affect our estimate of the useful life of these assets. Capitalized software costs, net of accumulated amortization, totaled $7.8 million and $6.8 million at March 31, 2013 and 2012, respectively. We also had $1.9 million and $1.5 million as of March 31,

2013 and 2012, respectively, of capitalized costs associated with software projects which are still in the application development stage. See Note 7.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2013 and 2012, we had a valuation allowance of $14.1 million and $4.1 million, respectively, against our deferred tax assets. As of March 31, 2013 and 2012, net deferred tax liabilities totaled $610,000 and $31,000, respectively.

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2013 and 2012, the total amount of unrecognized tax benefits was $1.1 million and $1.0 million, respectively, excluding penalties and interest of $124,000 and $91,000, respectively. All unrecognized tax benefits at March 31, 2013 would affect the effective tax rate if recognized. See Note 11.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $1.7 million in each of Fiscal 2013, 2012 and 2011. Reimbursements received for direct and indirect expenses totaled approximately $1.6 million, $1.4 million and $1.7 million in Fiscal 2013, 2012 and 2011, respectively.

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

Reimbursements provided by a Program Supplier can be “accountable” or “unaccountable.” The Program Supplier provides accountable amounts only to the extent that we provide documentary evidence of the funds paid either to our Participating Retailers directly or paid to third parties. Accountable reimbursements are recorded as a reduction of the same statement of operations line item, selling and administrative expenses, in which the costs are recorded, which typically occurs in the same accounting period. Unaccountable reimbursements are normally calculated and awarded on a fixed amount per Unit of product shipped and do not require substantiation that any payments were made to promote marketing efforts. Unaccountable reimbursements are recognized when Units of their associated product are shipped, which is when a majority of the direct or indirect marketing effort and the corresponding expense is incurred, which typically occurs within the same reporting period. Unaccountable reimbursements, which totaled $1.5 million, $1.3 million and $1.6 million, respectively, in Fiscal 2013, 2012 and 2011, are included in the above reimbursements, and are classified as reductions to cost of sales in our Consolidated Statements of Operations.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, deferred stock units (“DSUs”), cash-settled stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”), and employee stock purchase plan (“ESPP”) shares based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes options pricing model and Monte Carlo simulations for valuing our stock-based awards with a conversion or exercise price.

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

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The functional currency of our foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets. Foreign currency transaction gains (losses) are included as a component of selling and administrative expense on our Consolidated Statements of Operations.

Net Loss Per Share Attributable to Rentrak Corporation Common Stockholders

Following is a reconciliation of the shares used for the basic net loss per share attributable to Rentrak Corporation common stockholders (“EPS”) and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2013	2012	2011
Basic EPS:
Weighted average number of shares of common stock outstanding and vested DSUs	11,733	11,197	10,962
Diluted EPS:
Effect of dilutive DSUs and stock options	—	—	—
	11,733	11,197	10,962
Total outstanding options not included in diluted EPS as they would be antidilutive	2,850	2,020	1,467
Performance-based grants not included in diluted EPS	270	318	636

Note 3.	New Accounting Guidance
ASU 2013-02

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 amends the guidance related to reporting amounts reclassified out of other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012, and early adoption is permitted. Since ASU 2013-02 relates only to the presentation of comprehensive income, we do not expect our adoption of ASU 2013-02 in the first quarter of Fiscal 2014 will have any effect on our financial position, results of operations, or cash flows.

ASU 2012-02

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived asset for impairment has the option of performing a qualitative assessment before calculating the fair value of an asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not impaired, the entity would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15,

2012, and early adoption is permitted. The adoption of ASU 2012-02, effective April 1, 2012, did not have a material effect on our financial position, results of operations, or cash flows.

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
Media Salvation

On January 3, 2011, we acquired the outstanding stock of Media Salvation, Inc., for an initial cash payment of $250,000. The stock purchase agreement contains provisions relating to additional contingent cash payments in the amount of $750,000 and contingent stock distributions valued at $2.0 million, which may be paid based on achieving certain performance requirements. On January 31, 2012, we issued 33,417 shares of our common stock with an acquisition date fair value of $1.0 million and made a cash payment of $250,000 in satisfaction of the first year contingent payout provisions. Both amounts had been previously accrued and, accordingly, there was no net effect on our Consolidated Balance Sheets and no effect on our Consolidated Statements of Operations. In February 2013, we issued the remaining 33,417 shares of our common stock with an acquisition date fair value of $1.0 million and made a cash payment in the amount of $500,000 in satisfaction of the second year contingent payout provisions. These amounts had also been accrued and, accordingly, there was no net effect on our Consolidated Balance Sheets and no effect on our Consolidated Statements of Operations.

Media Salvation provides sales and financial reporting systems and services to a major studio and independent film companies active in the electronic, mobile and physical distribution channels and is reported as a component of both AMI and HE Divisions.

Note 5.	Marketable Securities
Marketable securities, all of which were classified as “available-for-sale” at March 31, 2013 and 2012, consisted of the following (dollars in thousands):

	March 31,
	2013	2012
Available-for-sale marketable securities
Amortized cost	$16,596	$22,101
Gross unrecognized holding gains	—	126
Gross unrecognized holding losses	(8)	—
Fair value	$16,588	$22,227

As of March 31, 2013, our marketable securities consisted of short-term adjustable-rate governmental bond funds. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds, which may adversely affect our results of operations, financial condition and liquidity.

In Fiscal 2013, 2012 and 2011, $197,000, $73,000 and $17,000, respectively, of recognized gains from the sale of available-for-sale securities were included as a component of interest income, net on our Consolidated Statements of Operations. In Fiscal 2011, $5,000 of recognized losses from the sale of available-for-sale securities was included as a component of investment income, net on our Consolidated Statements of Operations.

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (dollars in thousands):

	March 31, 2013		March 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Municipal tax exempt bond funds	$—		$22,227	Level 1
Adjustable-rate governmental bond funds	16,588	Level 1	—

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during Fiscal 2013.

Note 7.	Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	March 31,
	2013	2012
Furniture, fixtures and computer equipment	$9,287	$8,410
Leasehold improvements	3,175	1,904
Capitalized software(1)	21,725	17,564
	34,187	27,878
Less accumulated depreciation and amortization	(19,925)	(17,032)
	$14,262	$10,846
(1) Includes $1.9 million and $1.5 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2013 and 2012, respectively, and, as such, are not being amortized.

Depreciation expense was $4.1 million, $3.5 million and $2.8 million in Fiscal 2013, 2012 and 2011, respectively. Amortization expense related to capitalized software, included in the depreciation amounts above, was $2.8 million, $2.3 million and $1.9 million in Fiscal 2013, 2012 and 2011, respectively. Accumulated amortization related to capitalized software was $12.0 million and $9.3 million at March 31, 2013 and 2012, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years and thereafter as of March 31, 2013 is expected to be as follows (in thousands):

2014	$2,756
2015	2,214
2016	1,582
2017	936
2018	301
Thereafter	—
$7,789

Note 8.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

	Year Ended March 31, 2013
	AMI	HE	Total
Beginning balance	$4,570	$531	$5,101
Currency translation	(103)	—	(103)
Ending balance	$4,467	$531	$4,998

	Year Ended March 31, 2012
	AMI	HE	Total
Beginning balance	$4,691	$531	$5,222
Currency translation	(121)	—	(121)
Ending balance	$4,570	$531	$5,101

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	March 31, 2013	March 31, 2012
Local relationships	7 to 10 years	$6,979	$7,167
Accumulated amortization		(2,217)	(1,475)
		4,762	5,692
Tradenames	1 to 3 years	50	50
Accumulated amortization		(50)	(36)
		—	14
Existing technology	6 months	66	66
Accumulated amortization		(66)	(66)
		—	—
Patents	20 years	244	61
Accumulated amortization		(10)	(2)
		234	59
Global relationships	Indefinite	7,400	7,400
Total		$12,396	$13,165

Amortization expense and currency translation were as follows (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
Local relationships	$801	$828	$573
Tradenames	14	17	17
Existing technology	—	33	33
Patents	8	2	—
Currency translation	(59)	(25)	25
	$764	$855	$648

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships	Patents
2014	$783	$12
2015	783	12
2016	783	12
2017	784	12
2018	707	13
Thereafter	922	173
	$4,762	$234

Note 9.	State of Oregon Loan
In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bears interest at 5% per annum and contains provisions relating to forgiveness if we meet certain requirements. As of March 31, 2013, we were on schedule toward meeting those requirements. On April 3, 2013, the loan was forgiven in full. The balance of this loan will be recorded as an offset to leasehold improvements and will be amortized as an offset to depreciation expense over the life of the lease.

Note 10.	Line of Credit
We currently have a revolving line of credit for $15.0 million, that matures on December 31, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2% per annum, and we incur fees on the unused portion at 0.2% per annum. The credit line is secured by substantially all of our assets and includes certain financial covenants. The agreement allows for letters of credit to be issued, provided that, at any time, the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing. At March 31, 2013, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, we had no outstanding borrowings and we are in compliance with all covenants.

Note 11.	Income Taxes
Loss before income taxes consisted of the following (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
United States	$(21,555)	$(4,303)	$(1,900)
Non-United States	(279)	(1,128)	(108)
	$(21,834)	$(5,431)	$(2,008)

The provision (benefit) for income taxes was as follows (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
Current tax provision (benefit):
Federal	$—	$(563)	$157
State	(10)	45	88
Foreign	218	158	280
	208	(360)	525
Deferred tax provision (benefit):
Federal	445	876	(1,142)
State	188	241	(323)
Foreign	3	238	(301)
	636	1,355	(1,766)
	$844	$995	$(1,241)

The reported provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
Tax benefit computed at statutory rates	$(7,579)	$(1,851)	$(682)
State taxes, net of federal benefit	(1,672)	(419)	(168)
Research credits	(454)	(480)	(786)
Non-deductible expenses	133	130	113
Tax exempt income	(56)	(158)	(154)
Unrecognized tax benefits	83	(315)	337
Meals and entertainment	75	70	66
Foreign tax rate differences	(81)	(53)	(77)
Change in valuation allowance	10,052	4,002	150
Purchase accounting adjustment	—	—	(42)
Adjustment to deferred income tax rate	59	39	—
Other	284	30	2
	$844	$995	$(1,241)

Deferred tax assets (liabilities) consisted of the following components (dollars in thousands):

	March 31,
	2013	2012
Current deferred taxes:
Accrued expense	$282	$225
Prepaid expenses	(76)	(68)
Other current	9	142
Total current deferred taxes	215	299
Valuation allowance - current	(251)	(251)
Net current deferred taxes	(36)	48
Non-current deferred taxes:
Depreciation and amortization	(800)	69
Deferred rent	989	589
Accelerated research and experimentation expenditures	(4,042)	(3,517)
Stock-based compensation	6,442	5,167
Net operating and capital loss carryforwards	9,510	710
Federal and state tax credits	1,076	618
Other	142	124
Total non-current deferred taxes	13,317	3,760
Valuation allowance	(13,891)	(3,839)
Net non-current deferred taxes	(574)	(79)
Net deferred taxes	$(610)	$(31)

Total gross deferred tax assets were approximately $18.5 million and $7.6 million at March 31, 2013 and 2012, respectively, and total deferred tax liabilities were approximately $4.9 million and $3.6 million, respectively. The increase to our valuation allowance was $10.1 million, $3.9 million and $150,000 in Fiscal 2013, 2012 and 2011, respectively.

As of March 31, 2013 and 2012, tax benefits (charges) of approximately zero and $(53,000), respectively, were recorded in accumulated other comprehensive income related to the unrealized (gains) losses on investments classified as available for sale.

As of March 31, 2013 and 2012, we had federal net operating loss carryforwards totaling approximately $27.6 million and $5.3 million, respectively, of which approximately $27.6 million and $5.3 million, respectively, have been offset by a valuation allowance. Upon utilization, a benefit of $21.3 million will be recorded in our Consolidated Statements of Operations and the remainder will be recorded in stockholders’ equity. The federal net operating loss carryforwards expire in Fiscal 2031 through 2033.

As of March 31, 2013 and 2012, we had gross state, county and local net operating loss carryforwards of approximately $97.5 million and $30.6 million, respectively, of which approximately $97.5 million and $30.6 million, respectively, have been offset by a valuation allowance. To clarify, the state gross net operating loss carryforwards are comprised of $31.2 million for the State of Oregon, $30.4 million for Multnomah County, $30.4 million for the City of Portland, and $5.5 million for all other jurisdictions. If utilized, a benefit of $1.5 million would be recorded in our Consolidated Statements of Operations and the remainder would be recorded in stockholders’ equity. The state net operating loss carryforwards expire in Fiscal 2014 through 2033.

As of March 31, 2013 and 2012, we had foreign net operating loss carryforwards totaling approximately $0.7 million and $2.1 million, respectively. Of these amounts, we reserved approximately $0.7 million and $2.0 million in Fiscal 2013 and 2012, respectively. Upon utilization, the net operating loss benefit will be recorded in our Consolidated Statements of Operations. A portion of the foreign net operating loss carryforwards expire in Fiscal 2016 through 2023, while the remainder carries forward indefinitely.

As of March 31, 2013 and 2012, we had federal research credit carryforwards totaling approximately $1.8 million and $1.4 million, respectively. Upon utilization, $1.1 million of the March 31, 2013 federal research credit carryforward and $0.6 million of the March 31, 2012 federal research credit carryforward will be recorded in our Consolidated Statements of Operations. The federal research credit carryforwards expire in Fiscal 2029 through 2033.

As of March 31, 2013 and 2012, we had state research credit carryforwards of approximately $0.6 million and $0.5 million, respectively. Upon utilization, $0.5 million of the March 31, 2013 state research credit carryforward and $0.3 million of the March 31, 2012 state research credit carryforward will be recorded in our Consolidated Statements of Operations. The state research credit carryforwards expire in Fiscal 2015 through 2018.

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

As of March 31, 2013, based on these assessments, considerations and the lack of expected taxable income in the near term in the United States, France, Australia, Mexico and Argentina, we are providing a valuation allowance against our deferred tax assets in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income.

As of March 31, 2013, no provision has been made for the United States, state or additional foreign income taxes related to undistributed losses of foreign subsidiaries which have been, or are intended to be, permanently reinvested outside of the United States. We do not have foreseeable plans to consider the subsidiaries as held for sale; therefore no deferred assets are being recorded.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at March 31, 2010	$958
Additions for tax positions taken in Fiscal 2011	139
Additions for tax positions taken in prior fiscal years	178
Balance at March 31, 2011	1,275
Additions for tax positions taken in Fiscal 2012	279
Decreases for lapses in statutes of limitation	(551)
Balance at March 31, 2012	1,003
Additions for tax positions taken in Fiscal 2013	145
Additions for tax positions taken in prior fiscal years	7
Decreases for lapses in statutes of limitation	(75)
Balance at March 31, 2013	$1,080

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $124,000 and $91,000 at March 31, 2013 and 2012, respectively. Net interest and penalties recognized as a component of the tax provision in Fiscal 2013, 2012 and 2011 totaled approximately $33,000, $14,000 and $52,000, respectively.

We file United States federal income tax returns, foreign income tax returns in various jurisdictions and multiple state and local tax returns, of which Oregon is our largest jurisdiction. The open tax years subject to examination are March 31, 2006 to March 31, 2013 for the United States federal returns. The open tax years in all other jurisdictions range from March 31, 2004 to March 31, 2013. A potential reduction to the unrecognized tax benefits of approximately zero to $372,000, before interest, may occur in the next twelve months as a result of expiring statute of limitations periods.

Note 12.	Organizational Changes
During the fourth quarter of Fiscal 2012, we reorganized our foreign operations. As a result of these changes, we recognized severance related costs of approximately $0.9 million, legal costs of $0.1 million and travel expenses of $0.1 million as a component of selling and administrative expense on our Consolidated Statements of Operations during the fourth quarter of Fiscal 2012. As of March 31, 2012, $1.1 million was accrued as part of accrued compensation on our Consolidated Balance Sheets. In Fiscal 2013, we paid $1.0 million and the remaining $92,000 is expected to be paid in Fiscal 2014. We do not expect any additional significant charges related to these actions.

In November 2010, we eliminated the position of President, which had been held by Mr. Ken Papagan. In connection with this termination and pursuant to Mr. Papagan's employment agreement, he received severance of $0.2 million, which was expensed as a component of selling and administrative expense on our Consolidated Statements of Operations during the third quarter of Fiscal 2011.

Note 13.	Stockholders’ Equity
Stock Repurchase Program
In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2013, 276,633 shares remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. In addition, in May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. This program expired in May 2012. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities.

We repurchased the following shares pursuant to these plans in the last three fiscal years (dollars in thousands):

	Number Repurchased	Average Price Per Share	Total Price
Fiscal 2013	—	—	—
Fiscal 2012	304,922	$14.24	$4,341
Fiscal 2011	—	—	—
	304,922	$14.24	$4,341

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2013	2012	2011
Weighted average grant-date per share fair value of stock options granted	$9.27	$7.85	$11.16
Weighted average grant-date per share fair value of SSARs, RSUs, DSUs and SARs	17.64	14.20	22.00
Total intrinsic value of stock options exercised	662	1,861	10,845
Stock-based compensation recognized in results of operations as a component of selling and administrative expense(2)	21,792	5,118	6,714
Stock-based compensation capitalized as a component of property and equipment	512	362	474
Cash received from options exercised and shares purchased under all share-based arrangements(1)	259	262	1,836
Tax (expense) deduction related to stock options exercised	(10)	102	1,253

(1)
During Fiscal 2013, 2012 and 2011, we withheld $0.1 million, $1.0 million and $3.4 million, respectively, in shares to satisfy employment taxes on stock option exercises as well as the payment of the exercise price of stock options.

(2)
For the years ended March 31, 2013, 2012 and 2011, we recognized $15.9 million, $0.5 million, and $2.4 million, respectively, in expense related to our stock-based compensation agreement with DISH. See Note 18.

We use the Black-Scholes model to measure the grant-date fair value of employee stock options and shares associated with our Employee Stock Purchase Plan. We also use the Black-Scholes model to determine the fair value of our non-employee option grants on a periodic basis. Those calculations used the following assumptions for the years ended March 31:

	Employee Stock Options						Employee Stock Purchase Plan
Year Ended March 31,	2013		2012		2011		2013		2012
	Low	High	Low	High	Low	High	Low	High	Low	High
Risk-free interest rate	0.49%	1.77%	1.39%	5.19%	0.22%	3.04%	0.12%	0.15%	0.06%	0.06%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Expected lives (in years)	3.8	7.8	3.6	7.4	1.3	6.4	0.5	0.5	0.5	0.5
Expected volatility	40.41%	49.36%	35.23%	44.19%	34.84%	40.46%	34.75%	46.42%	77.48%	77.48%

	Non-Employee Options
Year Ended March 31,	2013		2012		2011
	Low	High	Low	High	Low	High
Risk-free interest rate	0.17%	1.77%	0.01%	3.17%	0.01%	0.29%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected lives (in years)	0.6	9.10	0.01	10.0	0.01	0.93
Expected volatility	39.06%	47.52%	34.97%	94.23%	34.97%	94.23%

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

2011 Incentive Plan

As of March 31, 2013, awards covering 1,835,917 shares of our common stock remained available for grant under our 2011 Plan and 5,034,388 shares of our common stock were reserved for issuance pursuant to the 2011 Plan and the Prior Incentive Plan combined.

Fiscal 2013 Stock Option Activity

Stock option activity for Fiscal 2013 was as follows:

	Options Outstanding(1)	Weighted Average Exercise Price
Outstanding at March 31, 2012	1,878,913	$20.57
Granted	907,674	20.05
Exercised	(49,648)	6.50
Forfeited	(109,950)	24.43
Outstanding at March 31, 2013	2,626,989	$20.49
(1) Options outstanding include performance based awards discussed below.

Certain information regarding options outstanding as of March 31, 2013 was as follows:

	Options Outstanding	Options Exercisable
Number	2,626,989	571,408
Weighted average exercise price	$20.49	$17.70
Aggregate intrinsic value	$53.8 million	$10.1 million
Weighted average remaining contractual term (in years)	7.9	6.4

Performance-Based Stock Options

In Fiscal 2010, we granted 109,750 performance-based stock options to three employees. These options vest based on the achievement of certain financial targets over three years and have exercise prices ranging between $15.44 and $20.89 per share. The fair value of the options is $0.7 million and was calculated using the Black-Scholes valuation model.

During Fiscal 2012, 41,000 of the performance-based options were canceled at the direction of our Board of Directors because the performance goals had not been met. No compensation cost had been recognized for the remaining options.

During Fiscal 2013, our Board of Directors determined that performance requirements relating to the performance-based awards would not be achieved. Accordingly, an additional 31,250 performance-based stock option awards were canceled. The cancellation of these awards had no effect on our results of operations. As of March 31, 2013, the performance goal pertaining to 6,250 options was met and the award vested.

In May 2013, an additional 25,000 options were canceled at the direction of our Board of Directors because the performance goals had not been met. The cancellation of these options had no effect on our results of operations as no compensation cost had been recognized.

Deferred Stock Units

DSU activity for Fiscal 2013 was as follows:

	DSUs Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2012	145,272	$14.88
Granted	34,014	17.64
Issued	—	—
Forfeited	—	—
Outstanding at March 31, 2013(1)	179,286	$15.40

(1)	Of the 179,286 DSUs outstanding at March 31, 2013, 166,914 were vested but not issued. The DSUs are not issued until the director holding such DSUs retires from the Board.

During the second quarter of Fiscal 2011, in connection with the departure of two members of our Board of Directors, we accelerated the vesting of their DSU awards representing a total of 24,750 shares. We recognized $0.5 million of compensation expense related to these accelerations, which was included in selling and administrative expense in our Consolidated Statements of Operations.

Restricted Stock Units

RSU activity for Fiscal 2013 was as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per RSU
Outstanding at March 31, 2012	238,816	$6.08
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at March 31, 2013(1)	238,816	$4.09

(1)	Change in weighted average grant date fair value per RSU as of March 31, 2013 reflects the revaluation of an outstanding award as of the modification date of October 2012.

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

In October 2012, the expiration date of a RSU award granted to an executive officer was extended by two years. The fair value of the modification to the RSU award was $0.4 million, based on a Monte Carlo simulation, and will be recognized over the requisite service period. Approximately $0.1 million related to this modification was recognized in Fiscal 2013. We allocated $61,000 of that cost to selling and administrative expense and capitalized the remainder as part of IT development costs associated with our Entertainment Essentials™ lines of business.

Stock-Settled Stock Appreciation Rights

SSARs activity for Fiscal 2013 was as follows:

	SSARs Outstanding	Weighted Average Base Price	Weighted Average Grant Date per SSAR Fair Value
Outstanding at March 31, 2012	75,000	$14.50	$5.33
Granted	—	—	—
Issued	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2013	75,000	$14.50	$5.33

Stock-Based Compensation Agreement with Non-Employees

In the first quarter of Fiscal 2012, we granted options to purchase 40,000 shares of our common stock to non-employees in connection with internal software development services related to our Entertainment Essentials™ lines of business. The options were granted at the fair market value of our common stock on the dates of grant, which ranged from $17.43 to $22.20 per share, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments and will be revalued at the end of each reporting period until they vest. The value recognized will be capitalized and included in property, plant and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2. We capitalized $0.1 million in the years ended March 31, 2013 and 2012 related to these awards.

Unrecognized Stock-Based Compensation Expense

As of March 31, 2013, the unrecognized compensation expense related to unvested stock-based awards, exclusive of the performance-based awards not currently expected to vest, was $13.1 million, and will be recognized over the weighted average remaining vesting period of 3.06 years.

2011 Employee Stock Purchase Plan

On August 24, 2011, our shareholders approved the Rentrak Corporation 2011 Employee Stock Purchase Plan (the “ESPP”) at the Annual Meeting. The ESPP provides a means by which eligible employees are provided an opportunity to purchase shares of our common stock at a discount using payroll deductions, and, for employees in the United States, is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP authorizes the issuance of up to 100,000 shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. For the year ended March 31, 2013, we received $0.5 million for the purchase of 37,328 ESPP shares at a weighted average purchase price of $13.68 per share. As of March 31, 2013, 62,672 shares were available for issuance under the ESPP. We have received a total of $0.2 million in cash for the purchase of shares in the current purchase period ending in Fiscal 2014 and have recorded this amount as a component of accrued compensation on our Consolidated Balance Sheets.

Stockholders’ Rights Plan

In May 2005, our Board of Directors approved a replacement stockholders’ rights plan designed to ensure that all of our stockholders receive fair and equal treatment in the event of certain proposals to acquire control of Rentrak. Under the rights plan, each stockholder received a dividend of one right for each share of our outstanding common stock, entitling the holders to purchase common stock having a market value equal to twice the exercise price. The rights become exercisable after any person or group acquires 15% or more of our outstanding common stock, or announces a tender offer which would result in the offeror becoming the beneficial owner of 15% or more of our outstanding common stock. Prior to the time that a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, the Board of Directors, at their discretion, may amend the rights plan, redeem the rights for $0.001 per right or waive application of the rights plan with respect to a merger or other acquisition of Rentrak. This rights plan expires May 18, 2015.

Note 14.	Commitments

Leases

We lease certain facilities under operating leases expiring at various dates through 2023. In December 2010, we amended the lease for our headquarters located in Portland, Oregon. The term of the lease was extended through 2026 with an option to terminate in 2021. This amendment, which was effective January 2011, lowered occupancy expenses over the next five years and includes a tenant improvement allowance of $0.8 million. As of March 31, 2013, we have received $0.6 million from the landlord related to the tenant improvements. Total square footage occupied after the amendment is 58,818 square feet. In addition, we received a $0.5 million forgivable loan from the State of Oregon in April 2011 for tenant improvements. This loan was forgiven in April 2013, see Note 9.

Also in December 2010, we negotiated tax credits with the City of Portland and State of Oregon related to our leased facilities that are based on capital spending and are expected to lower our overall state and local property and income tax obligations for the next five years from that date.

In April 2012, we entered into a new lease agreement for 83,028 square feet of office space in Los Angeles. The lease term extends through December 31, 2018.

In November 2012, we entered into a new lease agreement for 12,200 square feet of office space in New York City. The lease term extends through June 30, 2023 and includes a tenant improvement allowance of $0.6 million. As of March 31, 2013, this amount has been recorded as a receivable and is included in Other Current Assets on our Consolidated Balance Sheets.

Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2013 (dollars in thousands):

Year Ending March 31,
2014	$2,499
2015	2,532
2016	2,116
2017	2,003
2018	2,020
Thereafter	7,234
Total minimum lease payments	$18,404

The leases require us to pay for taxes, insurance and maintenance and contain escalation clauses. Rent expense under operating leases is recognized, net of the amortization of deferred rent, on a straight-line basis over the terms of the leases and was approximately $2.7 million in Fiscal 2013, $2.0 million in Fiscal 2012 and $2.2 million in Fiscal 2011.

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
We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Our contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Our contributions under the 401(k) Plan for calendar 2012, 2011 and 2010 were approximately $585,000, $464,000 and $443,000, respectively. Our plan year ends on December 31. For the period of January 1, 2013 to March 31, 2013, we had paid $134,000 and accrued $31,000 for anticipated contributions related to the plan year ending December 31, 2013.

Note 17.	Business Segments and Enterprise-Wide Disclosures
We operate in two business segments, our AMI Division and our HE Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Participating Retailers on a revenue sharing basis. The HE Division also includes DRS services, which collects, tracks, audits and reports transactions and revenue data generated by DRS Retailers, such as Blockbuster, Netflix and Redbox, to studios. Corporate and other expenses not allocated to a specific segment are included as “Other” in the table below.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure the segments’ performance.

Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other	Total
Year Ended March 31, 2013
Sales to external customers	$54,110	$45,067	$—	$99,177
Gross margin	32,767	12,779	—	45,546
Depreciation and amortization	4,153	287	511	4,951
Income (loss) from operations	(11,548)	7,076	(17,739)	(22,211)
Year Ended March 31, 2012				—
Sales to external customers	$41,415	$49,656	$—	$91,071
Gross margin	26,646	16,300	—	42,946
Depreciation and amortization	3,737	315	299	4,351
Income (loss) from operations	728	9,595	(16,231)	(5,908)
Year ended March 31, 2011				—
Sales to external customers	$34,584	$62,504	$—	$97,088
Gross margin	23,314	18,921	—	42,235
Depreciation and amortization	2,989	234	209	3,432
Income (loss) from operations	2,004	11,424	(16,031)	(2,603)

Revenue by Product Line

Revenue by product line in our AMI Division follows (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
Box Office Essentials®	$23,949	$21,046	$18,255
OnDemand Everywhere™	12,562	11,143	10,537
TV Essentials®	17,599	9,226	5,792
	$54,110	$41,415	$34,584

Revenue by product line in our HE Division follows (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
PPT®	$42,145	$44,027	$56,705
DRS	2,922	5,629	5,799
	$45,067	$49,656	$62,504

Geographic Revenue and Long-Lived Assets

Most of our revenue is generated within the United States. We also generate revenue in Canada, Russia, Hong Kong, the United Kingdom, Australia, New Zealand, Germany, Austria, the Netherlands, Ireland, France, Mexico, Argentina, Chile, Brazil, Spain, Japan, Taiwan and South Korea. Cumulative revenue from these foreign locations accounted for 10.3%, 11.3% and 9.2% of total revenue in Fiscal 2013, 2012 and 2011, respectively.

Geographic revenue was as follows (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
United States	$88,978	$80,771	$88,156
All other countries	10,199	10,300	8,932
	$99,177	$91,071	$97,088

Our long-lived assets are located within the United States, France, Argentina, the United Kingdom, Germany, Mexico, Spain and Australia as follows (dollars in thousands):

	March 31,
	2013	2012
United States	$25,894	$22,482
All other countries	5,762	6,630
	$31,656	$29,112

No country other than the United States has long-lived assets that exceed 10% of the total.

Revenue Concentrations

During Fiscal 2013, 2012 and 2011, we had several Program Suppliers that supplied product in excess of 10% of our total revenue as follows:

	2013	2012	2011
Program Supplier 1	10%	7%	10%
Program Supplier 2	9%	10%	9%
Program Supplier 3	6%	9%	10%

We had one customer that provided 11% of our total revenue in Fiscal 2012. No other customer accounted for 10% or more of our total revenue in Fiscal 2013, 2012 or 2011. This customer accounted for 14% and 16%, of our accounts receivable balance as of March 31, 2013 and 2012, respectively. No other customer accounted for 10% or more of our accounts receivable balance at March 31, 2013 or 2012. We do not have any off‑balance sheet credit exposure related to our customers.

Note 18.	Amendment to DISH Agreement
In the second quarter of Fiscal 2013, we amended and extended our agreement with DISH. Under the terms of the previous arrangement, we provided DISH with a stock-based compensation arrangement which entitled DISH to a cash payment based on the increase in price of our common stock over a strike price of $15.48 per share (the “SAR”). The arrangement provided that DISH would receive three equal annual installments of 200,000 SARs. We revalued this award at the end of every reporting period. Additionally, the previous agreement contained a provision that provided for payment of a percentage of predefined net profits of the TV Essentials® line of business. However, no amounts were earned under the previous net profit sharing arrangement. In exchange for canceling the SAR and to compensate DISH for past services, in August 2012, we paid DISH $5.8 million and issued DISH 700,000 shares of common stock valued at $13.2 million. As of March 31, 2012, we had accrued $3.2 million as a component of accrued compensation in our Consolidated Balance Sheets relating to the SAR. For the year ended March 31, 2013, the additional expense related to the amendment was $15.9 million and is reflected in selling and administrative expense in our Consolidated Statements of Operations.

The new amendment extends the agreement through at least February 2016, includes predefined net profit sharing provisions of portions of our TV Essentials® line of business, and specifies minimum payments relating to those provisions, which will be expensed as a component of cost of sales in our Consolidated Statements of Operations as they are earned by DISH.

Note 19.	Gain on Liquidation of Investment
During the second quarter of Fiscal 2011, we realized a gain of $0.1 million relating to final liquidation of a long-term, cost-based investment in a joint venture, which ceased operations during Fiscal 2009.

Note 20.	Subsequent Events
We have considered all events that have occurred subsequent to March 31, 2013 and through June 13, 2013 and, except as set forth below, determined that no additional disclosure is required.

On April 3, 2013, our loan from the State of Oregon was forgiven. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2013 were as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Revenue	$23,223	$22,491	$24,948	$28,515
Loss from operations	(644)	(18,418)	(1,769)	(1,380)
Net loss attributable to Rentrak Corporation	(618)	(18,157)	(1,814)	(2,028)
Net loss per share attributable to Rentrak Corporation: (1)
Basic	(0.06)	(1.56)	(0.15)	(0.17)
Diluted	(0.06)	(1.56)	(0.15)	(0.17)

2012
Revenue	$22,408	$21,852	$22,211	$24,600
Income (loss) from operations	246	(383)	(974)	(4,797)
Net income (loss) attributable to Rentrak Corporation	399	(261)	(1,947)	(4,617)
Net income (loss) per share attributable to Rentrak Corporation:
Basic	0.04	(0.02)	(0.18)	(0.41)
Diluted	0.03	(0.02)	(0.18)	(0.41)
(1) Quarterly amounts presented may not add to year to date totals due to rounding.

Rentrak Corporation
Schedule II
Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2011	$565	$241	$(1,083)	$922	$645
Fiscal 2012	645	100	(917)	821	649
Fiscal 2013	649	210	(430)	437	866
Valuation allowance on deferred tax assets
Fiscal 2011	$12	$150	$—	$—	$162
Fiscal 2012	162	3,928	—	—	4,090
Fiscal 2013	4,090	10,052	—	—	14,142

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2013. Our internal control over financial reporting as of March 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rentrak Corporation

We have audited the internal control over financial reporting of Rentrak Corporation and subsidiaries (collectively, the “Company”) as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended March 31, 2013, and our report dated June 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 13, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers,” “Leadership Structure,” “Risk Management,” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2013 Proxy Statement. See “Executive Compensation,” “Director Compensation for Fiscal 2013” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2013, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans (1)	2,906,591	$20.05	1,898,589
Equity compensation plans not approved by shareholders(2)	213,500	$26.91	—
Total	3,120,091	$20.33	1,898,589

(1)
Equity compensation plans approved by shareholders include the 2011 Stock Incentive Plan, the 2011 Employee Stock Purchase Plan, the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.

(2)
Equity compensation plans or arrangements approved by our board of directors, but not submitted for shareholder approval, include a Restricted Stock Unit Award Agreement with Mr. Livek and options issued in connection with the hiring of an executive.

(3)
The weighted average exercise price does not take into account outstanding deferred stock units or restricted stock units. See Note 13 of Notes to Consolidated Financial Statements for additional information on stock-based awards outstanding.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference to our 2013 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2013 Proxy Statement. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2013 Proxy Statement. See “Matters Relating to Our Auditors.”

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

Date: June 13, 2013	RENTRAK CORPORATION
	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 13, 2013.

Principal Executive Officer and Director:

By:	/s/ William P. Livek
William P. Livek
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Remaining Directors:

By:	/s/ Brent D. Rosenthal
Brent D. Rosenthal, Non-Executive Chairman of the Board

By:	/s/ William E. Engel
William E. Engel, Director

By:	/s/ Richard Hochhauser
Richard Hochhauser, Director

By:	/s/ Anne MacDonald
Anne MacDonald, Director

By:	/s/ Martin B. O’Connor, II
Martin B. O’Connor, II, Director

By:	/s/ Ralph R. Shaw
Ralph R. Shaw, Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Master Purchase Agreement, dated as of December 4, 2009, by and between Rentrak Corporation and The Nielsen Company (US), LLC (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.1	2/4/2010
2.2	Amendment No. 1 to the Master Purchase Agreement, dated as of January 29, 2010 (the exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.2	2/4/2010
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005	10-K	000-15159	3.1	6/13/2005
3.2	1995 Restated Bylaws of Rentrak Corporation as amended through July 11, 2011	10-Q	000-15159	3.1	11/4/2011
10.1	Credit Agreement, dated December 1, 2008, between Rentrak Corporation and Wells Fargo Bank, National Association (“Credit Agreement”)	10-Q	000-15159	10.1	2/5/2009
10.2	First Amendment, dated December 1, 2009, to Credit Agreement	10-Q	000-15159	10.1	2/9/2010
10.3	Restated Second Amendment, dated December 1, 2011, to Credit Agreement	10-K	000-15159	10.3	6/8/2012
10.4	Third Amendment, dated May 31, 2012, to Credit Agreement	10-K	000-15159	10.4	6/8/2012
10.5	Fourth Amendment, dated August 21, 2012, to Credit Agreement	10-Q	000-15159	10.1	11/7/2012
10.6	Fifth Amendment, dated December 1, 2012, to Credit Agreement	10-Q	000-15159	10.1	2/7/2013
10.7	Revolving Line of Credit Note under Credit Agreement, dated December 1, 2012	10-Q	000-15159	10.2	2/7/2013
10.8	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and Computershare Trust Company N.A. as successor to United States Stock Transfer Corporation	8-K	000-15159	4.1	5/18/2005
10.9*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation	10-K	000-15159	10.5	6/14/2010
10.10*	1997 Equity Participation Plan of Rentrak Corporation, as amended (“1997 Equity Plan”)	10-K	000-15159	10.1	6/28/2002
10.11*	Rentrak Corporation 2005 Stock Incentive Plan	DEF 14A	000-15159	Appendix A	7/19/2005
10.12*	Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan	10-Q	000-15159	10.3	11/4/2011
10.13*	1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation (“Non-Officer Plan”)	S-8	333-28565	4.1	6/5/1997
10.14*	First Amendment to Non-Officer Plan	S-8	333-39021	4.1	10/29/1997
10.15*	Second Amendment to Non-Officer Plan	10-K	000-15159	10.31	6/28/2002
10.16*	Third Amendment to Non-Officer Plan	10-Q	000-15159	10.1	11/13/2002
10.17*	Rentrak Corporation Stock Appreciation Rights Plan	8-K/A	000-15159	10.1	10/14/2008
10.18*	Rentrak Corporation 2011 Incentive Plan	DEF 14A	000-15159	Appendix A	7/15/2011
10.19*	Rentrak Corporation 2011 Employee Stock Purchase Plan	DEF 14A	000-15159	Appendix B	7/15/2011
10.20*	Rentrak Corporation Annual Cash Bonus Plan	10-K	000-15159	10.29	6/14/2010
10.21*	Amended and Restated Employment Agreement dated June 15, 2009 with Paul A. Rosenbaum	10-Q	000-15159	10.5	8/7/2009
10.22*	Agreement dated March 31, 2010 with Paul A. Rosenbaum	10-K	000-15159	10.31	6/14/2010
10.23*	Consulting Agreement dated March 31, 2010, with Paul A. Rosenbaum	10-K	000-15159	10.32	6/14/2010
10.24*	Employment Agreement dated June 15, 2009 with William P. Livek	10-Q	000-15159	10.1	8/7/2009
10.25*	Amendment to Employment Agreement with William P. Livek, effective as of November 6, 2011	8-K	000-15159	10.1	11/10/2011
10.26*	Amended and Restated Employment Agreement dated October 15, 2009 with David I. Chemerow	10-Q	000-15159	10.6	11/9/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.27*	Amendment to Employment Agreement with David I. Chemerow, effective as of November 6, 2011	8-K	000-15159	10.2	11/10/2011
10.28*	Amended and Restated Employment Agreement dated March 30, 2010 with Kenneth M. Papagan	10-K	000-15159	10.35	6/14/2010
10.29*	Amended and Restated Employment Agreement dated March 30, 2010 with Amir Yazdani	10-K	000-15159	10.36	6/14/2010
10.30*	Amended and Restated Employment Agreement dated March 30, 2010 with Cathy Hetzel	10-K	000-15159	10.37	6/14/2010
10.31*	Amended and Restated Employment Agreement dated March 30, 2010 with Ronald Giambra	10-K	000-15159	10.38	6/14/2010
10.32*	Amended and Restated Employment Agreement dated March 30, 2010 with Marty Graham	10-K	000-15159	10.39	6/14/2010
10.33*	Amended and Restated Employment Agreement dated March 30, 2010 with Timothy S. Erwin	10-K	000-15159	10.40	6/14/2010
10.34*	Amended and Restated Employment Agreement dated March 30, 2010 with Christopher E. Roberts	10-K	000-15159	10.41	6/14/2010
10.35*†	Employment Agreement dated February 9, 2011 with Chris Wilson	10-Q	000-15159	10.1	8/9/2011
21	List of Subsidiaries of Registrant					X
23	Consent of Grant Thornton LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management Contract or Compensatory Plan or Arrangement.
†	Confidential treatment has been requested for certain portions of this agreement.