Form 10-Q
period 2013-06-30
RENTRAK CORP
filed 2013-08-07
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,911,961
(Class)	(Outstanding at August 1, 2013)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	6/30/2013	March 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$4,081	$3,835
Marketable securities	17,549	16,588
Accounts and notes receivable, net of allowances for doubtful accounts of $828 and $866	15,479	16,682
Taxes receivable and prepaid taxes	193	—
Other current assets	2,137	2,188
Total Current Assets	39,439	39,293
Property and equipment, net of accumulated depreciation of $21,109 and $19,925	14,515	14,262
Goodwill	4,993	4,998
Other intangible assets, net of accumulated amortization of $2,559 and $2,343	12,294	12,396
Other assets	830	830
Total Assets	$72,071	$71,779
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,333	$5,856
Accrued liabilities	5,982	4,369
Accrued compensation	3,736	5,862
Deferred tax liabilities	46	36
Deferred revenue and other credits	2,638	2,610
Total Current Liabilities	18,735	18,733
Deferred rent, long-term portion	2,308	2,238
Taxes payable, long-term	709	713
Deferred tax liability, long-term	1,069	574
Note payable and accrued interest	—	550
Total Liabilities	22,821	22,808
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,897 and 11,892	12	12
Capital in excess of par value	76,999	75,508
Accumulated other comprehensive income	17	31
Accumulated deficit	(28,760)	(27,569)
Stockholders’ Equity attributable to Rentrak Corporation	48,268	47,982
Noncontrolling interest	982	989
Total Stockholders’ Equity	49,250	48,971
Total Liabilities and Stockholders’ Equity	$72,071	$71,779
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2013	2012
Revenue	$28,842	$23,223
Cost of sales	15,692	11,711
Gross margin	13,150	11,512
Operating expenses:
Selling and administrative	14,169	12,156
Loss from operations	(1,019)	(644)
Other income:
Interest income, net	47	79
Loss before income taxes	(972)	(565)
Provision for income taxes	226	53
Net loss	(1,198)	(618)
Net loss attributable to noncontrolling interest	(7)	—
Net loss attributable to Rentrak Corporation	$(1,191)	$(618)
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.10)	$(0.06)
Diluted	$(0.10)	$(0.06)
Shares used in per share calculations:
Basic	12,062	11,207
Diluted	12,062	11,207
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote reference)

	For the Three Months Ended June 30,

	2013	2012
Net loss	$(1,198)	$(618)
Other comprehensive income (loss):
Foreign currency translation adjustments	25	(274)
Unrealized holding gains (losses) which arose during the period on available-for-sale securities(1)	(39)	13
Other comprehensive loss	(14)	(261)
Comprehensive loss	(1,212)	(879)
Comprehensive loss attributable to noncontrolling interest	(7)	—
Comprehensive loss attributable to Rentrak Corporation	$(1,205)	$(879)

(1) For the three months ended June 30, 2013 and 2012, the amounts are net of deferred taxes of zero and $9,000, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,198)	$(618)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	1,417	1,150
Stock-based compensation	1,399	909
Deferred income taxes	505	(14)
Loss on disposition of assets	—	1
Interest on note payable	—	6
Adjustment to allowance for doubtful accounts	(38)	(28)
(Increase) decrease in:
Accounts and notes receivable	1,203	2,067
Taxes receivable and prepaid taxes	(193)	—
Other assets	146	(150)
Increase (decrease) in:
Accounts payable	477	(702)
Taxes payable	(97)	15
Accrued liabilities and compensation	(388)	(1,850)
Deferred revenue	29	(388)
Deferred rent	69	(61)
Net cash provided by operating activities	3,331	337
Cash flows from investing activities:
Purchase of marketable securities	(1,000)	—
Payments made to develop intangible assets	(80)	(57)
Purchase of property and equipment	(1,891)	(1,606)
Net cash used in investing activities	(2,971)	(1,663)
Cash flows from financing activities:
Issuance of common stock	—	543
Net cash provided by financing activities	—	543
Effect of foreign exchange translation on cash	(114)	(304)
Increase (decrease) in cash and cash equivalents	246	(1,087)
Cash and cash equivalents:
Beginning of period	3,835	5,526
End of period	$4,081	$4,439
Supplemental non-cash information:
Capitalized stock-based compensation	$124	$114
Common stock used to pay for option exercises	69	58
Decrease in leasehold improvements related to forgiven loan	550	—
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 (“Fiscal 2014”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2013 Annual Report on Form 10-K (the “Form 10-K”).

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Rentrak Corporation and its wholly owned subsidiaries, and those entities in which we have a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (“VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $1.0 million as of June 30, 2013, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three months ended June 30, 2013, are included in net loss attributable to noncontrolling interest on our Condensed Consolidated Statements of Operations.

Note 2.	Net Loss Per Share
Following is a reconciliation of the shares used for the basic loss per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended June 30,
	2013	2012
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	12,062	11,207
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—
	12,062	11,207
Total outstanding options not included in diluted EPS as they would be antidilutive	2,837	2,866
Performance and market-based grants not included in diluted EPS	239	270

(1)
Includes 170,112 and 125,372 vested cumulative DSUs, respectively, for the three months ended June 30, 2013 and 2012 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.Business Segments and Enterprise-Wide Disclosures
We operate in two business segments, our Advanced Media and Information (“AMI”) Division and our Home Entertainment (“HE”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Pay-Per-Transaction® (“PPT®”) System retailers (“Participating Retailers”) on a revenue sharing basis. The HE Division also includes Studio Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Blockbuster Entertainment, Netflix and Redbox, to studios. Corporate and other expenses not allocated to a specific segment are included as “Other” in the table below.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure segment performance.

Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other	Total
Three Months Ended June 30, 2013
Sales to external customers	$15,758	$13,084	$—	$28,842
Gross margin	9,469	3,681	—	13,150
Income (loss) from operations	1,766	2,202	(4,987)	(1,019)
Three Months Ended June 30, 2012
Sales to external customers	$12,611	$10,612	$—	$23,223
Gross margin	8,317	3,195	—	11,512
Income (loss) from operations	1,942	1,799	(4,385)	(644)

Note 4.	Fair Value Disclosures
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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2013		March 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Adjustable-rate governmental bond funds	$17,549	Level 1	$16,588	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first three months of Fiscal 2014.

Marketable securities, all of which were classified as “available-for-sale” at June 30, 2013 and March 31, 2013, consisted of the following (dollars in thousands):

	June 30, 2013	March 31, 2013
Available-for-sale marketable securities
Amortized cost	$17,596	$16,596
Gross unrecognized holding losses	(47)	(8)
Fair value	$17,549	$16,588

Note 5.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

	Three Months Ended June 30, 2013
	AMI	HE	Total
Beginning balance	$4,467	$531	$4,998
Currency translation	(5)	—	(5)
Ending balance	$4,462	$531	$4,993

	Year Ended March 31, 2013
	AMI	HE	Total
Beginning balance	$4,570	$531	$5,101
Currency translation	(103)	—	(103)
Ending balance	$4,467	$531	$4,998

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	6/30/2013	March 31, 2013
Local relationships	7 to 10 years	$7,012	$6,979
Accumulated amortization		(2,429)	(2,217)
		4,583	4,762
Tradenames	1 to 3 years	50	50
Accumulated amortization		(50)	(50)
		—	—
Existing technology	6 months	66	66
Accumulated amortization		(66)	(66)
		—	—
Patents	20 years	325	244
Accumulated amortization		(14)	(10)
		311	234
Global relationships	Indefinite	7,400	7,400
Total		$12,294	$12,396

Amortization expense and currency translation were as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012
Local relationships	$201	$202
Tradenames	—	4
Patents	4	1
Currency translation	11	(46)
	$216	$161

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships	Patents
Remainder of Fiscal 2014	$590	$12
2015	787	16
2016	787	16
2017	787	16
2018	710	16
Thereafter	922	235
	$4,583	$311

Note 6.	New Accounting Guidance
ASU 2013-11

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, we do not expect our adoption of ASU 2013-11 in the first quarter of Fiscal 2015 will have a material effect on our financial position, results of operations, or cash flows.

ASU 2013-02

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 amends the guidance related to reporting amounts reclassified out of other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012, and early adoption is permitted. Since ASU 2013-02 relates only to the presentation of comprehensive income, the adoption of this guidance, effective April 1, 2013, did not have a material effect on our financial position, results of operations, or cash flows.

Note 7.	Subsequent Events
We have considered all events that have occurred subsequent to June 30, 2013 and through the date of this filing and determined that no additional disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•
our future results of operations and financial condition and future revenue and expenses, including current increases in Home Entertainment (“HE”) Division revenue and increases in our Entertainment Essentials™ revenue as a result of further investments, the addition of new retailers and development and expansion of new and existing services, both domestically and internationally;

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

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2014.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“Fiscal 2013”) as filed with the Securities and Exchange Commission on June 13, 2013 for a discussion of reasons why our actual results may differ materially from our forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our expectations change.

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

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $3.1 million, or 25.0%, in the first three months of Fiscal 2014 compared to the first three months of Fiscal 2013.

The AMI Division lines of business, which we refer to as Entertainment Essentials™ services, are:

•	Box Office Essentials®;

•	TV Essentials®, which includes StationView Essentials™; and

•	OnDemand Everywhere™, which includes OnDemand Essentials® and related products.

Typical clients subscribing to our services include motion picture studios, television networks and stations, cable and telco operators, advertisers and advertising agencies.

HE Division
The financial results from the HE Division continue to be negatively affected by the changing dynamics in the home video rental market. This market is highly competitive, constantly changing and influenced greatly by consumer spending patterns, behaviors and technological advancements. The end consumer has a wide variety of choices from which to select his or her entertainment content and can easily shift from one provider to another. Some examples include renting Units from our Participating Retailers or other retailers, purchasing previously viewed Units from our Participating Retailers or other retailers, renting or purchasing Units from kiosk locations, ordering Units via online subscriptions and/or online distributors (mail delivery), subscribing to at-home movie channels, downloading or streaming content via the internet, purchasing and owning the Unit directly or selecting an at-home “pay-per-view” or “on demand” option from a satellite, cable, or telecommunications provider.

Our PPT® System focuses primarily on the traditional “brick and mortar” retailer and provides those Participating Retailers the opportunity to increase the depth and breadth of their inventory, to more efficiently adjust ordering strategies to better satisfy consumer demand and to more effectively take advantage of trends or opportunities in the marketplace. Many of our arrangements are structured so that Participating Retailers pay reduced upfront fees and lower per transaction fees in exchange for ordering Units of all titles offered by a particular Program Supplier (referred to as “output” programs). These programs offer Participating Retailers a way to more effectively acquire “new release” rental inventory on a lease basis instead of purchasing and owning the inventory directly.

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

Also, end consumers’ usage of non “brick and mortar” options for obtaining entertainment content, such as kiosks, continues to increase and our Participating Retailers’ market share has been negatively affected, contributing to an overall decline in our revenue in the past few years. However, during the third quarter of Fiscal 2013, we added a major rental chain to our list of PPT® customers and will provide Units to that retailer from at least one major Program Supplier. While we have generated additional revenue in the current quarter partially as a result of adding this new Participating Retailer, it is too soon to predict what impact, if any, this will have on our revenue in the future.

In general, we continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. During the third quarter of Fiscal 2013, a former Program Supplier, Warner Bros., returned to the PPT® System, and we were able to begin offering their content to our Participating Retailers again. We are also continually seeking to develop business relationships with new Program Suppliers, and we have seen an increased interest in our offerings as Program Suppliers look for ways to reduce expenses. Our relationships with Program Suppliers may typically be terminated without cause upon thirty days’ written notice by either party.

Sources of Revenue
Revenue by segment includes the following:

AMI Division
Subscription fee and other revenue, primarily relating to custom reports, from our Entertainment Essentials™ services.
HE Division

•
PPT® revenues include fees generated when Participating Retailers rent Units or sell previously-viewed rental Units to consumers and upfront fees generated when Units are distributed to Participating Retailers. Additionally, certain arrangements include guaranteed minimum revenue from our customers, which are recognized on the street (release) date, provided all other revenue recognition criteria are met; and

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers.

Results of Operations
Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended June 30, 2013
Sales to external customers	$15,758	$13,084	$—	$28,842
Gross margin	9,469	3,681	—	13,150
Income (loss) from operations	1,766	2,202	(4,987)	(1,019)
Three Months Ended June 30, 2012
Sales to external customers	$12,611	$10,612	$—	$23,223
Gross margin	8,317	3,195	—	11,512
Income (loss) from operations	1,942	1,799	(4,385)	(644)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Revenue
Revenue increased $5.6 million, or 24.2%, to $28.8 million in the first quarter of Fiscal 2014 compared to $23.2 million in the first quarter of Fiscal 2013. The increase in revenue was due to an increase in AMI Division revenue, primarily related to growth in our existing lines of business, and an increase in HE Division revenue, primarily related to the addition of a major rental chain client in the third quarter of Fiscal 2013, coupled with an increase in the total Units available to our Participating Retailers, primarily as a result of the return of Warner Bros. to the PPT® System noted above. These fluctuations are described in more detail below.

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

Revenue information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2013	2012
Box Office Essentials®	$6,461	$5,969	$492	8.2%
TV Essentials®	5,697	3,739	1,958	52.4%
OnDemand Everywhere™	3,600	2,903	697	24.0%
	$15,758	$12,611	$3,147	25.0%

The increase in Box Office Essentials® revenue in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to rate increases for existing clients and the addition of new services and clients.

The increase in TV Essentials® revenue in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to the addition of new clients and rate increases for existing clients.

The increase in OnDemand Everywhere™ revenue in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to rate increases for existing clients, the addition of new clients and launching new services.

HE Division

Revenue information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2013	2012
PPT®	$12,160	$9,776	$2,384	24.4%
DRS	924	836	88	10.5%
	$13,084	$10,612	$2,472	23.3%

The increase in PPT® revenue in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to the addition of a significant Participating Retailer and the return of Warner Bros. as a Program Supplier as of the third quarter of Fiscal 2013. We expect higher volumes and increased revenue from this Participating Retailer for Fiscal 2014, but since this is dependent on various factors, like the availability and quality of Units, we are unable to predict what impact, if any, this will have on our PPT® revenue in the future.

The increase in DRS revenue in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was due primarily to increased transactions processed as a result of the return of Warner Bros. as a Program Supplier as of the third quarter of Fiscal 2013. We believe the modification of Warner Bros.’ distribution strategy should increase our DRS revenue, but it is too soon to predict what impact, if any, this will have on our revenue in the future.

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

Cost of sales increased $4.0 million, or 34.0%, in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 as described in more detail below.

AMI Division
Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2013	2012
Costs related to:
Amortization of internally developed software	$783	$600	$183	30.5%
Call center operation	1,401	1,244	157	12.6%
Obtaining, cleansing and processing data	4,105	2,450	1,655	67.6%
	$6,289	$4,294	$1,995	46.5%

The increase in cost of sales within the AMI Division in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 resulted primarily from the addition of new data supplier agreements and the amendment to our data supplier agreement with DISH Network L.L.C. (“DISH”), which occurred in the second quarter of Fiscal 2013, and requires minimum payments relating to predefined net profit sharing provisions of portions of our TV Essentials® line of business.

HE Division
Cost of sales information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2013	2012
Costs related to:
Transaction fees	$6,572	$5,130	$1,442	28.1%
Sell-through fees	1,859	1,303	556	42.7%
Other	972	984	(12)	(1.2)%
	$9,403	$7,417	$1,986	26.8%

The increase in cost of sales within the HE Division in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily related to the increase in revenue as discussed above.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended June 30,
	2013	2012
AMI Division	60.1%	66.0%
HE Division	28.1%	30.1%

The decrease in gross margin in the AMI Division in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to a shift in mix of revenue, as more revenue in the current quarter was generated from TV Essentials®, which has a lower gross margin than Box Office Essentials® or OnDemand Everywhere™.

The decrease in gross margin in the HE Division in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to a larger contribution from our PPT® business, which typically has lower margins, as well as the addition of a major rental chain as a Participating Retailer.

Selling and Administrative
Selling and administrative expenses consist primarily of compensation and benefits, development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expense information is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
Selling and administrative	2013	2012
AMI	$7,703	$6,375	$1,328	20.8%
HE	1,479	1,396	83	5.9%
Corporate	4,987	4,385	602	13.7%
	$14,169	$12,156	$2,013	16.6%

AMI Division
The increase in selling and administrative expenses in the AMI Division in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to increased costs related to the expansion of our AMI Division, most of which was related to the growth in TV Essentials®. During the first quarter of Fiscal 2013, we recorded a credit of $621,000 related to our stock-based compensation agreement with DISH Network L.L.C.

HE Division
The increase in selling and administrative expenses in the HE Division in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to increases in bonuses and advertising expense associated with the increase in revenue discussed above, partially offset by a reduction in bad debt expense.

Corporate
The increase in Corporate selling and administrative expenses in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to increases in headcount in our information technology department and other professional service expenses.

Loss from Operations (dollars in thousands)

	Three Months Ended June 30,		Dollar Change	% Change
Income (loss) from operations	2013	2012
AMI	$1,766	$1,942	$(176)	(9.1)%
HE	2,202	1,799	403	22.4%
Corporate	(4,987)	(4,385)	(602)	(13.7)%
	$(1,019)	$(644)	$(375)	(58.2)%

The increase in loss from operations in the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily due to the increase in expense related to the growth in our AMI Division as discussed above.

Income Taxes
Our effective tax rate is determined by excluding certain jurisdictions with net losses. As a result, the tax provision was 23.3% and 9.4% in the first quarter of Fiscal 2014 and 2013, respectively.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2014.

Cash and cash equivalents and marketable securities increased $1.2 million to $21.6 million at June 30, 2013 from March 31, 2013. This increase resulted primarily from $3.3 million provided by operating activities offset by $1.9 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of June 30, 2013, we had $3.1 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $17.5 million invested in an adjustable-rate governmental bond fund as of June 30, 2013. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $1.2 million to $15.5 million at June 30, 2013 from March 31, 2013, primarily due to lower revenue in the HE Division in the first quarter of Fiscal 2014 compared to the fourth quarter of Fiscal 2013.

During the first three months of Fiscal 2014, we spent $1.9 million on property and equipment, including $1.2 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $7.9 million in Fiscal 2014 on property and equipment, of which approximately $5.2 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued liabilities increased $1.6 million to $6.0 million at June 30, 2013 from March 31, 2013, primarily due to increased expenses incurred related to our data suppliers.

Accrued compensation decreased $2.1 million to $3.7 million at June 30, 2013 from March 31, 2013, primarily due to a $1.7 million decrease in our bonus accrual since bonuses related to Fiscal 2013 were paid during the first quarter of Fiscal 2014, and a $0.4 million decrease in payroll related accruals.

Deferred revenue and other credits of $2.6 million at June 30, 2013 included amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.5 million at June 30, 2013, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $43,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $13,000 per quarter for Fiscal 2014.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and we incur fees on the unused portion at 0.2% per annum. The credit line is secured by substantially all of our assets. At June 30, 2013, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of June 30, 2013, we were in compliance with those covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan accrued interest at 5% per annum and contained provisions relating to forgiveness if we met certain requirements. The loan was forgiven on April 3, 2013. The related $0.5 million gain related to the forgiveness was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related lease at the rate of $16,000 per quarter.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
We reaffirm the critical accounting policies and estimates as reported in our Fiscal 2013 Annual Report on Form 10-K.

New Accounting Guidance
See Note 7 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There have been no material changes in our reported market risks since the filing of our Fiscal 2013 Annual Report on Form 10-K.

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
Our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Fiscal 2013 Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Fiscal 2013 Form 10-K.

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

Date:	August 7, 2013	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer