Form 10-Q
period 2013-09-30
RENTRAK CORP
filed 2013-11-08
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	11,975,220
(Class)	(Outstanding at November 1, 2013)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2013	March 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$5,457	$3,835
Marketable securities	17,995	16,588
Accounts and notes receivable, net of allowances for doubtful accounts of $624 and $866	15,064	16,682
Taxes receivable and prepaid taxes	142	—
Other current assets	2,505	2,188
Total Current Assets	41,163	39,293
Property and equipment, net of accumulated depreciation of $22,333 and $19,925	15,528	14,262
Goodwill	6,837	4,998
Other intangible assets, net of accumulated amortization of $2,880 and $2,343	13,157	12,396
Other assets	752	830
Total Assets	$77,437	$71,779
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,747	$5,856
Accrued liabilities	6,635	4,369
Accrued compensation	7,118	5,862
Deferred tax liabilities	47	36
Deferred revenue and other credits	2,277	2,610
Total Current Liabilities	21,824	18,733
Deferred rent, long-term portion	2,304	2,238
Taxes payable, long-term	664	713
Deferred tax liability, long-term	1,052	574
Note payable and accrued interest	—	550
Total Liabilities	25,844	22,808
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 11,954 and 11,892	12	12
Capital in excess of par value	79,779	75,508
Accumulated other comprehensive income	235	31
Accumulated deficit	(29,393)	(27,569)
Stockholders’ Equity attributable to Rentrak Corporation	50,633	47,982
Noncontrolling interest	960	989
Total Stockholders’ Equity	51,593	48,971
Total Liabilities and Stockholders’ Equity	$77,437	$71,779
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Revenue	$29,475	$22,491	$58,317	$45,714
Cost of sales	15,863	11,785	31,555	23,496
Gross margin	13,612	10,706	26,762	22,218
Operating expenses:
Selling and administrative	14,667	29,124	28,837	41,280
Loss from operations	(1,055)	(18,418)	(2,075)	(19,062)
Other income:
Interest income, net	44	270	91	349
Loss before income taxes	(1,011)	(18,148)	(1,984)	(18,713)
Provision (benefit) for income taxes	(356)	9	(130)	62
Net loss	(655)	(18,157)	(1,854)	(18,775)
Net loss attributable to noncontrolling interest	(22)	—	(29)	—
Net loss attributable to Rentrak Corporation	$(633)	$(18,157)	$(1,825)	$(18,775)
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.05)	$(1.56)	$(0.15)	$(1.64)
Diluted	$(0.05)	$(1.56)	$(0.15)	$(1.64)
Shares used in per share calculations:
Basic	12,104	11,669	12,083	11,451
Diluted	12,104	11,669	12,083	11,451
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote reference)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2013	2012	2013	2012
Net loss	$(655)	$(18,157)	$(1,854)	$(18,775)
Other comprehensive income (loss):
Foreign currency translation adjustments	270	175	295	(99)
Unrealized holding gains (losses) which arose during the period on available-for-sale securities(1)	(54)	48	(93)	61
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net loss(2)	2	(111)	2	(111)
Other comprehensive income (loss)	218	112	204	(149)
Comprehensive loss	(437)	(18,045)	(1,650)	(18,924)
Comprehensive loss attributable to noncontrolling interest	(22)	—	(29)	—
Comprehensive loss attributable to Rentrak Corporation	$(415)	$(18,045)	$(1,621)	$(18,924)

(1) For the three months ended September 30, 2013 and 2012, the amounts are net of deferred taxes of zero and $35,000, respectively, and for the six months ended September 30, 2013 and 2012, the amounts are net of deferred taxes of zero and $45,000, respectively.

(2) For the three months ended September 30, 2013 and 2012, the amounts are net of deferred tax benefit of zero and $81,000, respectively, and for the six months ended September 30, 2013 and 2012, the amounts are net of deferred tax benefit of zero and $81,000, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,854)	$(18,775)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,906	2,349
Stock-based compensation	3,534	16,253
Deferred income taxes	154	(2)
Gain on disposition of assets	—	(26)
Realized (gain) loss on marketable securities	2	(193)
Interest on note payable	—	12
Adjustment to allowance for doubtful accounts	(242)	(6)
(Increase) decrease, net of effect of acquisition, in:
Accounts and notes receivable	1,680	1,992
Taxes receivable and prepaid taxes	(142)	—
Other assets	(145)	12
Increase (decrease), net of effect of acquisition, in:
Accounts payable	(102)	(16)
Taxes payable	(142)	(64)
Accrued liabilities and compensation	857	(3,335)
Deferred revenue	(382)	58
Deferred rent	64	(105)
Net cash provided by (used in) operating activities	6,188	(1,846)
Cash flows from investing activities:
Purchase of marketable securities	(2,500)	(20,987)
Sale of marketable securities	1,000	22,293
Proceeds from the sale of assets	—	47
Payments made to develop intangible assets	(104)	(101)
Purchase of property and equipment	(3,554)	(2,876)
Cash paid for acquisition, net of cash acquired, and equity investment	(322)	—
Net cash used in investing activities	(5,480)	(1,624)
Cash flows from financing activities:
Contributions from noncontrolling interest	—	1,020
Issuance of common stock	653	551
Net cash provided by financing activities	653	1,571
Effect of foreign exchange translation on cash	261	(11)
Increase (decrease) in cash and cash equivalents	1,622	(1,910)
Cash and cash equivalents:
Beginning of period	3,835	5,526
End of period	$5,457	$3,616
Supplemental non-cash information:
Capitalized stock-based compensation	$511	$198
Common stock used to pay for option exercises	69	63
Decrease in leasehold improvements related to forgiven loan	550	—
Common stock used to pay for acquisition	375	—
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 (“Fiscal 2014”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2013 Annual Report on Form 10-K (the “Form 10-K”).

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

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (“VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $1.0 million as of September 30, 2013, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three and six months ended September 30, 2013, are included in net loss attributable to noncontrolling interest on our Condensed Consolidated Statements of Operations.

Note 2.	Net Loss Per Share
Following is a reconciliation of the shares used for the basic loss per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	12,104	11,669	12,083	11,451
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—	—	—
	12,104	11,669	12,083	11,451
Total outstanding options not included in diluted EPS as they would be antidilutive	2,858	2,885	2,858	2,885
Performance and market-based grants not included in diluted EPS	239	270	239	270

(1)
Includes 178,302 and 139,436 vested cumulative DSUs, respectively, for the three months ended September 30, 2013 and 2012 and 174,228 and 132,442 vested cumulative DSUs, respectively, for the six months ended September 30, 2013 and 2012, in each case, that will not be issued until the directors holding the DSUs retire from our Board of Directors.

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

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure segment performance.

Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other	Total
Three Months Ended September 30, 2013
Sales to external customers	$16,961	$12,514	$—	$29,475
Gross margin	10,131	3,481	—	13,612
Income (loss) from operations	1,603	2,232	(4,890)	(1,055)
Three Months Ended September 30, 2012
Sales to external customers	$13,230	$9,261	$—	$22,491
Gross margin	7,764	2,942	—	10,706
Income (loss) from operations	(15,691)	1,694	(4,421)	(18,418)
Six Months ended September 30, 2013
Sales to external customers	$32,719	$25,598	$—	$58,317
Gross margin	19,601	7,161	—	26,762
Income (loss) from operations	3,369	4,433	(9,877)	(2,075)
Six Months ended September 30, 2012
Sales to external customers	$25,841	$19,873	$—	$45,714
Gross margin	16,081	6,137	—	22,218
Income (loss) from operations	(13,749)	3,493	(8,806)	(19,062)

Note 4.Stock-Based Compensation
The following table summarizes our stock based grants:

	Three Months Ended	Six Months Ended
	September 30, 2013	September 30, 2013
Option grant:
Shares granted from 2011 Incentive Plan to non-executive director	11,625	11,625
Fair market value on date of grant	$23.12	$23.12
Expiration period, in years	10	10
Vesting period, in years	1	1
Compensation information related to option granted in period(1) (in thousands):
Total valuation, recognized over vesting period	$100	$100
Total expected expense to be recognized in Fiscal 2014	$64	$64
Expense recognized as a component of selling and administrative expense	$9	$9

Restricted Stock (“RSU”) grant:
Units granted from 2011 Incentive Plan	7,080	7,080
Vesting period, in years(2)	3	3
Compensation information related to RSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$172	$172
Total expected expense to be recognized in Fiscal 2014	$36	$36
Expense recognized as a component of selling and administrative expense	$5	$5
Expense capitalized in property and equipment, net (3)	$2	$2

DSU grants:
Units granted from 2011 Incentive Plan to non-executive directors	29,609	29,609
Vesting period, in years	1	1
Compensation information related to DSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$693	$693
Total expected expense to be recognized in Fiscal 2014	$437	$437
Expense recognized as a component of selling and administrative expense	$55	$55
(1) Compensation amounts based on Black-Scholes valuation.
(2) Award granted with cliff vesting provision.
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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2013		March 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Adjustable-rate governmental bond funds	$17,995	Level 1	$16,588	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first six months of Fiscal 2014.

Marketable securities, all of which were classified as “available-for-sale” at September 30, 2013 and March 31, 2013, consisted of the following (dollars in thousands):

	September 30, 2013	March 31, 2013
Available-for-sale marketable securities
Amortized cost	$18,094	$16,596
Gross unrecognized holding losses	(99)	(8)
Fair value	$17,995	$16,588

Note 6.Acquisition of iTVX, Inc. (“iTVX”)
On August 16, 2013, we acquired iTVX, a provider of branded entertainment analytics, insight and research, for an estimated $2.7 million. iTVX is reported as a component of TV Essentials® in our AMI Division and expands our product and service offerings. We made an initial payment of $0.7 million, of which approximately $333,000 was paid in cash and $375,000 was paid in shares of our common stock. The acquisition also includes contingent consideration which will be paid on January 29, 2016, and is based on future revenue achieved after the completion of approximately 2 years. The range of the undiscounted amounts we could pay under the contingent consideration arrangement are between $0.5 million and $7.0 million. The preliminary fair value estimate of the contingent consideration as of the acquisition date was $1.9 million. The contingent consideration payment will be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration).

We estimated the fair value of the contingent consideration using a beta probability distribution approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in the consolidated statements of operations. As of September 30, 2013, the fair value of the estimated contingent consideration arrangement increased by $0.8 million to $2.7 million. The increase was a result of an increase in the value of our common stock price and has been included in selling and administrative expenses on our Condensed Consolidated Statements of Operations. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will impact the fair value of the payment and our results of operations.

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain the additional information to complete our analysis. The primary areas of those preliminary estimates that were not yet finalized related to contingent consideration, certain identifiable intangible assets and deferred taxes. In allocating the preliminary purchase price consideration based on estimated fair values, we recorded $1.1 million of acquired intangible assets with useful lives of 1 to 6 years, $1.7 million of goodwill, $0.1 million of net tangible assets and $0.3 million of deferred tax liabilities. The goodwill recorded in connection with this business combination is primarily related to the synergies to be achieved that are unique to our business.

The deferred tax liabilities acquired have been applied against our fully reserved deferred tax assets and, accordingly, we lowered our valuation allowance and recorded a tax benefit of $0.3 million for the three and six month period ended September 30, 2013.
For the three and six months ended September 30, 2013, we included $0.1 million in revenue and $0.1 million in net losses related to iTVX since the acquisition date as well as $0.8 million related to the adjustment for the contingent consideration as a result of the increase in our common stock price noted above. For the three and six months ended September 30, 2013, we incurred acquisition costs of $106,000 and $182,000, respectively, as well as amortization expense of $25,000 relating to the estimate of intangible assets acquired, which are included in selling and administrative expenses on our Condensed Consolidated Statements of Operations.

Note 7.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

	Six Months Ended September 30, 2013
	AMI	HE	Total
Beginning balance	$4,467	$531	$4,998
Acquisition of iTVX(1)	1,735		1,735
Currency translation	104	—	104
Ending balance	$6,306	$531	$6,837
 (1) Value based on provisional purchase price allocation.

	Year Ended March 31, 2013
	AMI	HE	Total
Beginning balance	$4,570	$531	$5,101
Currency translation	(103)	—	(103)
Ending balance	$4,467	$531	$4,998

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	September 30, 2013	March 31, 2013
Local relationships(2)	6 to 10 years	$7,866	$6,979
Accumulated amortization		(2,734)	(2,217)
		5,132	4,762
Trade names(2)	1 to 3 years	75	50
Accumulated amortization		(51)	(50)
		24	—
Existing technology(2)	4 years	341	66
Accumulated amortization		(75)	(66)
		266	—
Patents	20 years	348	244
Accumulated amortization		(18)	(10)
		330	234
Order backlog(2)	1 year	6	—
Accumulated amortization		(1)	—
		5	—
Global relationships	Indefinite	7,400	7,400
Total		$13,157	$12,396
(2) Includes values for iTVX based on provisional purchase price allocation.

Amortization expense and currency translation were as follows (dollars in thousands):

	Six Months Ended September 30,
	2013	2012
Local relationships(3)	$416	$400
Trade names(3)	2	9
Patents	8	3
Order backlog(3)	1	—
Currency translation	102	(8)
	$537	$404
(3) Amortization for iTVX assets based on provisional purchase price allocation.

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships(4)	Trade names(4)	Existing Technology(4)	Patents	Order Backlog(4)
Remainder of Fiscal 2014	$441	$6	$34	$9	$3
2015	882	13	69	17	2
2016	882	5	69	17	—
2017	883	—	68	17	—
2018	807	—	26	17	—
Thereafter	1,237	—	—	253	—
	$5,132	$24	$266	$330	$5
(4) Includes amounts for iTVX based on provisional purchase price allocation.

Note 8.	New Accounting Guidance
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
We have considered all events that have occurred subsequent to September 30, 2013 and through the date of this filing and determined that no additional disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•
our future results of operations and financial condition and future revenue and expenses, including increases in Home Entertainment (“HE”) Division revenue and increases in our Entertainment Essentials™ revenue as a result of further investments, the addition of new retailers and development and expansion of new and existing services, both domestically and internationally;

•
the future growth prospects for our business as a whole and individual business lines in particular, including adding new clients, adjusting rates and increasing business activity, and using funds in our foreign bank accounts to fund our international expansion and growth;

•	increases in our costs over the next twelve months;

•	continued contraction in the major “brick and mortar” retailers’ share of the home video rental market;

•	continued increases in end consumers’ usage of non-“brick and mortar” options for obtaining entertainment content, such as kiosks;

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	increased spending on property and equipment in Fiscal 2014 for the capitalization of internally developed software, computer equipment and other purposes;

•	expected amortization of our deferred rent; and

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2014.

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

•
manage the impact that rapidly changing technology and consumer preferences may have on our existing Participating Retailers and the risks associated with Participating Retailers ceasing to operate or exiting the home video rental market earlier than anticipated;

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

Our AMI Division includes our Entertainment Essentials™ lines of business and encompasses media measurement business intelligence services across multiple screens and platforms delivered as Software as a Service (“SaaS”). These big data services, offered primarily on a recurring subscription basis, provide consumer viewership information, integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies insights into consumer viewing and purchasing patterns through our thorough and expansive databases of box office results and local, national, on demand and “Over the Top” television performance.

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

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $6.9 million, or 26.6%, in the first six months of Fiscal 2014 compared to the first six months of Fiscal 2013.

The AMI Division lines of business, which we refer to as Entertainment Essentials™ services, are:

•	Box Office Essentials®;

•	TV Essentials®, which includes StationView Essentials™; and

•	OnDemand Everywhere™, which includes OnDemand Essentials® and related products.
Typical clients subscribing to our services include motion picture studios, television networks and stations, cable, satellite and telco operators, advertisers and advertising agencies.

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

The landscape of the home video rental market for “brick and mortar” retailers has seen significant changes, and some major retailers, such as Movie Gallery, have exited the market entirely, while others, such as Blockbuster Entertainment (“Blockbuster”) have closed a significant number of stores and recently announced it will close all remaining U.S. based locations, which represents approximately 300 company-owned retail stores, as well as its by-mail movie distribution, by early January 2014. As a result of these market changes, the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

Also, end consumers’ usage of non-“brick and mortar” options for obtaining entertainment content, such as kiosks, continues to increase and our Participating Retailers’ market share has been negatively affected, contributing to an overall decline in our revenue in the past few years. However, during the third quarter of Fiscal 2013, we added Blockbuster as a PPT® customer and provide Units to that retailer from at least one major Program Supplier. While we have generated additional revenue in the current quarter partially as a result of adding Blockbuster, we currently expect PPT® revenue to decline beginning in the fourth quarter of Fiscal 2014 due to Blockbuster’s recent announcement.

In general, we continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings and the development of new service offerings. During the third quarter of Fiscal 2013, a former Program Supplier, Warner Bros., returned to the PPT® System, and we were able to begin offering its content to our Participating Retailers again. We are also continually seeking to develop business relationships with new Program Suppliers, and we have seen an increased interest in our offerings as Program Suppliers look for ways to reduce expenses. Our relationships with Program Suppliers may typically be terminated without cause upon thirty days’ written notice by either party.

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

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers.
Results of Operations
Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended September 30, 2013
Sales to external customers	$16,961	$12,514	$—	$29,475
Gross margin	10,131	3,481	—	13,612
Income (loss) from operations	1,603	2,232	(4,890)	(1,055)
Three Months Ended September 30, 2012
Sales to external customers	$13,230	$9,261	$—	$22,491
Gross margin	7,764	2,942	—	10,706
Income (loss) from operations	(15,691)	1,694	(4,421)	(18,418)
Six Months Ended September 30, 2013
Sales to external customers	$32,719	$25,598	$—	$58,317
Gross margin	19,601	7,161	—	26,762
Income (loss) from operations	3,369	4,433	(9,877)	(2,075)
Six Months Ended September 30, 2012
Sales to external customers	$25,841	$19,873	$—	$45,714
Gross margin	16,081	6,137	—	22,218
Income (loss) from operations	(13,749)	3,493	(8,806)	(19,062)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Revenue
Revenue increased $7.0 million, or 31.1%, to $29.5 million in the second quarter of Fiscal 2014 compared to $22.5 million in the second quarter of Fiscal 2013. Revenue increased $12.6 million, or 27.6%, to $58.3 million in the six month period ended September 30, 2013 compared to $45.7 million in the six month period ended September 30, 2012. The increase in revenue was due to an increase in AMI Division revenue, primarily related to growth in our existing lines of business, and an increase in HE Division revenue, primarily related to the addition of Blockbuster in the third quarter of Fiscal 2013, coupled with an increase in the total Units available to our Participating Retailers, primarily as a result of the return of Warner Bros. to the PPT® System noted above. These fluctuations are described in more detail below.

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

Revenue information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2013	2012
Box Office Essentials®	$6,344	$5,735	$609	10.6%
TV Essentials®	7,216	4,146	3,070	74.0%
OnDemand Everywhere™	3,401	3,349	52	1.6%
	$16,961	$13,230	$3,731	28.2%
	Six Months Ended September 30,		Dollar Change	% Change
	2013	2012
Box Office Essentials®	$12,805	$11,704	$1,101	9.4%
TV Essentials®	12,913	7,885	5,028	63.8%
OnDemand Everywhere™	7,001	6,252	749	12.0%
	$32,719	$25,841	$6,878	26.6%

The increases in Box Office Essentials® revenue in the Fiscal 2014 periods were primarily due to rate increases for existing clients and the addition of new services.

The increases in TV Essentials® revenue in the Fiscal 2014 periods were primarily due to the addition of new clients and rate increases for existing clients as well as our acquisition of iTVX in the second quarter of Fiscal 2014, which contributed $128,000 to the increases in both the three and six month periods ended September 31, 2013.

The increases in OnDemand Everywhere™ revenue in the Fiscal 2014 periods were primarily due to rate increases for existing clients, the addition of new clients and launching new services, offset by the end of a large custom reporting project included in the Fiscal 2013 periods. We also experienced a delay in our new Total Television service, which is now scheduled to launch later this fiscal year.

HE Division

Revenue information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2013	2012
PPT®	$11,631	$8,609	$3,022	35.1%
DRS	883	652	231	35.4%
	$12,514	$9,261	$3,253	35.1%
	Six Months Ended September 30,		Dollar Change	% Change
	2013	2012
PPT®	$23,791	$18,385	$5,406	29.4%
DRS	1,807	1,488	319	21.4%
	$25,598	$19,873	$5,725	28.8%

The increases in PPT® revenue in the Fiscal 2014 periods were primarily due to the addition of Blockbuster as a Participating Retailer and the return of Warner Bros. as a Program Supplier as of the third quarter of Fiscal 2013. We expect higher volumes and increased revenue for the third quarter of Fiscal 2014, but since this is dependent on various factors, such as the availability and quality of Units, as well as Blockbuster’s recent announcement that it will close all of its U.S. company-owned locations we are unable to predict what impact, if any, this will have on our PPT® revenue in the future.

The increases in DRS revenue in the Fiscal 2014 periods were primarily due to increased transactions processed as a result of the return of Warner Bros. as a Program Supplier as of the third quarter of Fiscal 2013. We believe the modification of Warner Bros.’ distribution strategy should increase our DRS revenue, but it is difficult to predict what impact, if any, this will have on our revenue in the future.

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

Cost of sales increased $4.1 million, or 34.6%, in the second quarter of Fiscal 2014 compared to the second quarter of Fiscal 2013 as described in more detail below.

AMI Division
Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2013	2012
Costs related to:
Amortization of internally developed software	$796	$647	$149	23.0%
Call center operation	1,334	1,266	68	5.4%
Obtaining, cleansing and processing data	4,700	3,553	1,147	32.3%
	$6,830	$5,466	$1,364	25.0%
	Six Months Ended September 30,		Dollar Change	% Change
	2013	2012
Costs related to:
Amortization of internally developed software	$1,579	$1,247	$332	26.6%
Call center operation	2,735	2,510	225	9.0%
Obtaining, cleansing and processing data	8,804	6,003	2,801	46.7%
	$13,118	$9,760	$3,358	34.4%

The increases in cost of sales within the AMI Division in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 resulted primarily from the addition of new data supplier agreements and the amendment to our data supplier agreement with DISH Network L.L.C. (“DISH”), which occurred in the second quarter of Fiscal 2013, and requires minimum payments relating to predefined net profit sharing provisions of portions of our TV Essentials® line of business.

HE Division
Cost of sales information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2013	2012
Costs related to:
Transaction fees	$6,337	$4,330	$2,007	46.4%
Sell-through fees	1,884	1,229	655	53.3%
Other	812	760	52	6.8%
	$9,033	$6,319	$2,714	42.9%
	Six Months Ended September 30,		Dollar Change	% Change
	2013	2012
Costs related to:
Transaction fees	$12,909	$9,460	$3,449	36.5%
Sell-through fees	3,744	2,532	1,212	47.9%
Other	1,784	1,744	40	2.3%
	$18,437	$13,736	$4,701	34.2%

The increases in cost of sales within the HE Division in the Fiscal 2014 periods were primarily related to the increases in revenue as discussed above.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
AMI Division	59.7%	58.7%	59.9%	62.2%
HE Division	27.8%	31.8%	28.0%	30.9%

The increase in gross margin in the AMI Division in the three month period ended September 31, 2013 compared to the same period of Fiscal 2013 was primarily due to improvements in gross margin from TV Essentials®. The decline in gross margin in the AMI Division in the six month period ended September 30, 2013 compared to the same period of Fiscal 2013 was primarily due to a shift in mix of revenue, as more revenue in the current period was generated from TV Essentials®, which has a lower gross margin than Box Office Essentials® or OnDemand Everywhere™.

The decreases in gross margin in the HE Division in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to lower margins relating to the addition of Blockbuster as a Participating Retailer. While we expect margins as a percentage of revenue to improve as a result of the loss of Blockbuster as a customer, margins can fluctuate based on a number of factors and it is difficult to predict what impact this will have on margins in the future.

Selling and Administrative
Selling and administrative expenses consist primarily of compensation and benefits, research and development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expense information is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
Selling and administrative	2013	2012
AMI (excluding stock-based compensation for iTVX and DISH)	$7,728	$6,970	$758	10.9%
AMI stock-based compensation for iTVX and DISH	800	16,485	(15,685)	(95.1)%
Total AMI	8,528	23,455	(14,927)	(63.6)%
HE	1,249	1,248	1	0.1%
Corporate	4,890	4,421	469	10.6%
	$14,667	$29,124	$(14,457)	(49.6)%
	Six Months Ended September 30,		Dollar Change	% Change
Selling and administrative	2013	2012
AMI (excluding stock-based compensation for iTVX and DISH)	$15,432	$13,966	$1,466	10.5%
AMI stock-based compensation for iTVX and DISH	800	15,864	(15,064)	(95.0)%
Total AMI	16,232	29,830	(13,598)	(45.6)%
HE	2,728	2,644	84	3.2%
Corporate	9,877	8,806	1,071	12.2%
	$28,837	$41,280	$(12,443)	(30.1)%

AMI Division
The increases in selling and administrative expenses in the AMI Division (excluding stock-based compensation for iTVX and DISH) in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to increased costs related to the expansion of our AMI Division, most of which was related to the growth in TV Essentials® as well as costs associated with our acquisition of iTVX. The second quarter of Fiscal 2013 includes $16.5 million of expense related to the amendment of our stock-based compensation agreement with DISH.

HE Division
The increases in selling and administrative expenses in the HE Division in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to increases in bonuses and advertising expense associated with the increase in revenue discussed above, partially offset by a reduction in bad debt expense.

Corporate
The increases in Corporate selling and administrative expenses in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to increases in headcount in our information technology department and other professional services expenses.

Loss from Operations (dollars in thousands)

	Three Months Ended September 30,		Dollar Change	% Change
Income (loss) from operations	2013	2012
AMI (excluding stock-based compensation related to iTVX and DISH)	$2,403	$794	$1,609	202.6%
Less: AMI stock-based compensation related to iTVX and DISH	800	16,485	(15,685)	(95.1)%
Total AMI	1,603	(15,691)	17,294	(110.2)%
HE	2,232	1,694	538	31.8%
Corporate	(4,890)	(4,421)	(469)	(10.6)%
	$(1,055)	$(18,418)	$17,363	(94.3)%
	Six Months Ended September 30,		Dollar Change	% Change
Income (loss) from operations	2013	2012
AMI (excluding stock-based compensation related to iTVX and DISH)	$4,169	$2,115	$2,054	97.1%
Less: AMI stock-based compensation related to iTVX and DISH	800	15,864	(15,064)	(95.0)%
Total AMI	3,369	(13,749)	17,118	(124.5)%
HE	4,433	3,493	940	26.9%
Corporate	(9,877)	(8,806)	(1,071)	(12.2)%
	$(2,075)	$(19,062)	$16,987	(89.1)%

The decreases in loss from operations in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to increases in revenue, partially offset by increases in expenses related to the growth in our AMI Division, and the reduction in expense relating to the stock-based compensation agreement with DISH which was amended in the second quarter of Fiscal 2013 as discussed above.

Income Taxes
Our effective tax rate is determined by excluding certain jurisdictions with net losses. Also, during the three month period ended September 30, 2013, we acquired deferred tax liabilities from iTVX which have been applied against our fully reserved deferred tax assets and, accordingly, we lowered our valuation allowance and recorded a tax benefit of $0.3 million for the three and six month period ended September 30, 2013. As a result, the tax benefit was 6.6% in the first six months of Fiscal 2014 and compared to a provision of 0.3% in the first six months of Fiscal 2013.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2014.

Cash and cash equivalents and marketable securities increased $3.0 million to $23.5 million at September 30, 2013 from March 31, 2013. This increase resulted primarily from $6.2 million provided by operating activities, partially offset by $3.6 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event we repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of September 30, 2013, we had $3.8 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $18.0 million invested in an adjustable-rate governmental bond fund as of September 30, 2013. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $1.6 million to $15.1 million at September 30, 2013 from March 31, 2013, primarily due to lower revenue in the HE Division in the second quarter of Fiscal 2014 compared to the fourth quarter of Fiscal 2013, partially offset by a decrease recorded to our bad debt reserves in the quarter.

During the first six months of Fiscal 2014, we spent $3.6 million on property and equipment, including $2.7 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $8.2 million in Fiscal 2014 on property and equipment, of which approximately $5.4 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued liabilities increased $2.3 million to $6.6 million at September 30, 2013 from March 31, 2013, primarily due to increased expenses incurred related to our data suppliers, partially offset by payments made for sales tax liabilities.

Accrued compensation increased $1.3 million to $7.1 million at September 30, 2013 from March 31, 2013, primarily due to a $2.7 million accrual for contingent consideration associated with our acquisition of iTVX, partially offset by a $1.1 million decrease in our bonus accrual since bonuses related to Fiscal 2013 were paid during the first quarter of Fiscal 2014.

Deferred revenue and other credits of $2.3 million at September 30, 2013 included amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.5 million at September 30, 2013, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $43,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $13,000 per quarter for Fiscal 2014.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and we incur fees on the unused portion at a rate of 0.2% per annum. The credit line is secured by substantially all of our assets. At September 30, 2013, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of September 30, 2013, we were in compliance with those covenants.

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

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Consulting agreement, dated as of September 13, 2013, between Rentrak Corporation and David Boylan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 8, 2013	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer