Form 10-Q
period 2013-12-31
RENTRAK CORP
filed 2014-02-06
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	12,103,315
(Class)	(Outstanding at February 3, 2014)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	December 31, 2013	March 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$5,225	$3,835
Marketable securities	21,651	16,588
Accounts and notes receivable, net of allowances for doubtful accounts of $414 and $866	15,460	16,682
Taxes receivable and prepaid taxes	237	—
Other current assets	2,539	2,188
Total Current Assets	45,112	39,293
Property and equipment, net of accumulated depreciation of $23,620 and $19,925	16,757	14,262
Goodwill	7,024	4,998
Other intangible assets, net of accumulated amortization of $3,177 and $2,343	12,941	12,396
Other assets	716	830
Total Assets	$82,550	$71,779
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,355	$5,856
Accrued liabilities	403	910
Accrued data provider liabilities	8,025	3,459
Accrued compensation	9,045	5,862
Deferred tax liabilities	46	36
Deferred revenue and other credits	1,940	2,610
Total Current Liabilities	25,814	18,733
Deferred rent, long-term portion	2,450	2,238
Taxes payable, long-term	517	713
Deferred tax liability, long-term	799	574
Note payable and accrued interest	—	550
Total Liabilities	29,580	22,808
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 12,048 and 11,892	12	12
Capital in excess of par value	81,427	75,508
Accumulated other comprehensive income	331	31
Accumulated deficit	(29,737)	(27,569)
Stockholders’ Equity attributable to Rentrak Corporation	52,033	47,982
Noncontrolling interest	937	989
Total Stockholders’ Equity	52,970	48,971
Total Liabilities and Stockholders’ Equity	$82,550	$71,779
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue	$31,609	$24,948	$89,926	$70,662
Cost of sales	16,458	13,847	48,013	37,343
Gross margin	15,151	11,101	41,913	33,319
Operating expenses:
Selling and administrative	15,846	12,870	44,683	54,150
Loss from operations	(695)	(1,769)	(2,770)	(20,831)
Other income:
Interest income, net	53	41	144	390
Loss before income taxes	(642)	(1,728)	(2,626)	(20,441)
Provision (benefit) for income taxes	(276)	117	(406)	179
Net loss	(366)	(1,845)	(2,220)	(20,620)
Net loss attributable to noncontrolling interest	(23)	(31)	(52)	(31)
Net loss attributable to Rentrak Corporation	$(343)	$(1,814)	$(2,168)	$(20,589)
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.03)	$(0.15)	$(0.18)	$(1.77)
Diluted	$(0.03)	$(0.15)	$(0.18)	$(1.77)
Shares used in per share calculations:
Basic	12,181	11,996	12,116	11,634
Diluted	12,181	11,996	12,116	11,634
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote references)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2013	2012	2013	2012
Net loss	$(366)	$(1,845)	$(2,220)	$(20,620)
Other comprehensive income (loss):
Foreign currency translation adjustments	77	93	372	(6)
Unrealized holding gains (losses) which arose during the period on available-for-sale securities(1)	19	(28)	(74)	33
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net loss(2)	—	(2)	2	(113)
Other comprehensive income (loss)	96	63	300	(86)
Comprehensive loss	(270)	(1,782)	(1,920)	(20,706)
Comprehensive loss attributable to noncontrolling interest	(23)	(31)	(52)	(31)
Comprehensive loss attributable to Rentrak Corporation	$(247)	$(1,751)	$(1,868)	$(20,675)

(1) For the three months ended December 31, 2013 and 2012, the amounts are net of deferred taxes of zero and $15,000, respectively, and for the nine months ended December 31, 2013 and 2012, the amounts are net of deferred taxes of zero and $(30,000), respectively.

(2) For the three months ended December 31, 2013 and 2012, the amounts are net of deferred tax benefit of zero and $(2,000), respectively, and for the nine months ended December 31, 2013 and 2012, the amounts are net of deferred tax benefit of zero and $(83,000), respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,220)	$(20,620)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	4,449	3,607
Stock-based compensation	5,376	17,781
Deferred income taxes	(62)	(3)
Gain on disposition of assets	—	(26)
Realized (gain) loss on marketable securities	2	(196)
Interest on note payable	—	19
Adjustment to allowance for doubtful accounts	(452)	63
(Increase) decrease, net of effect of acquisition, in:
Accounts and notes receivable	1,222	1,906
Taxes receivable and prepaid taxes	(237)	—
Other assets	(809)	(291)
Increase (decrease), net of effect of acquisition, in:
Accounts payable	329	1,185
Taxes payable	(196)	(78)
Accrued liabilities and compensation	4,142	(1,918)
Deferred revenue	(761)	(178)
Deferred rent	254	(148)
Net cash provided by operating activities	11,037	1,103
Cash flows from investing activities:
Purchase of marketable securities	(6,137)	(22,987)
Sale of marketable securities	1,000	23,793
Proceeds from the sale of assets	—	47
Payments made to develop intangible assets	(104)	(113)
Purchase of property and equipment	(5,757)	(4,304)
Cash paid for acquisition, net of cash acquired, and equity investment	(372)	—
Net cash used in investing activities	(11,370)	(3,564)
Cash flows from financing activities:
Contributions from noncontrolling interest	—	1,020
Issuance of common stock	1,479	551
Net cash provided by financing activities	1,479	1,571
Effect of foreign exchange translation on cash	244	49
Increase (decrease) in cash and cash equivalents	1,390	(841)
Cash and cash equivalents:
Beginning of period	3,835	5,526
End of period	$5,225	$4,685
Supplemental non-cash information:
Capitalized stock-based compensation	$870	$348
Common stock used to pay for option exercises	199	—
Common stock used to pay for taxes associated with vested restricted stock units	1,046	—
Decrease in leasehold improvements related to forgiven loan	550	—
Common stock used to pay for acquisition	375	—
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 (“Fiscal 2014”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2013 Annual Report on Form 10-K (the “Form 10-K”).

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

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (“VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $0.9 million as of December 31, 2013, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three and nine months ended December 31, 2013, are included in net loss attributable to noncontrolling interest on our Condensed Consolidated Statements of Operations.

Note 2.	Net Loss Per Share
Following is a reconciliation of the shares used for the basic loss per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	12,181	11,996	12,116	11,634
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—	—	—
	12,181	11,996	12,116	11,634
Total outstanding options not included in diluted EPS as they would be antidilutive	2,917	2,851	2,917	2,851
Performance and market-based grants not included in diluted EPS	160	270	160	270

(1)
Includes 184,458 and 151,554 vested cumulative DSUs, respectively, for the three months ended December 31, 2013 and 2012 and 177,648 and 138,838 vested cumulative DSUs, respectively, for the nine months ended December 31, 2013 and 2012, in each case, that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.Business Segments and Enterprise-Wide Disclosures
We operate in two business segments, our Advanced Media and Information (“AMI”) Division and our Home Entertainment (“HE”) Division, and, accordingly, we report certain financial information by individual segment under this structure. The AMI Division manages our media measurement services offered through our Entertainment Essentials™ systems primarily on a recurring subscription basis. The HE Division manages our business operations that deliver home entertainment content products and related rental and sales information for that content to our Pay-Per-Transaction® (“PPT®”) System retailers (“Participating Retailers”) on a revenue sharing basis. The HE Division also includes Studio Direct Revenue Sharing (“DRS”) services, which collects, tracks, audits and reports transactions and revenue data generated by DRS retailers, such as Netflix and Redbox, to studios.

Assets are not specifically identified by segment as the information is not used by the chief operating decision maker to measure segment performance. Corporate and other expenses not allocated to a specific segment are included as “Other” in the table below.

Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other	Total
Three Months Ended December 31, 2013
Sales to external customers	$18,510	$13,099	$—	$31,609
Gross margin	11,690	3,461	—	15,151
Income (loss) from operations	2,841	2,124	(5,660)	(695)
Three Months Ended December 31, 2012
Sales to external customers	$13,712	$11,236	$—	$24,948
Gross margin	8,210	2,891	—	11,101
Income (loss) from operations	1,194	1,523	(4,486)	(1,769)
Nine Months ended December 31, 2013
Sales to external customers	$51,229	$38,697	$—	$89,926
Gross margin	31,291	10,622	—	41,913
Income (loss) from operations	6,210	6,557	(15,537)	(2,770)
Nine Months ended December 31, 2012
Sales to external customers	$39,553	$31,109	$—	$70,662
Gross margin	24,291	9,028	—	33,319
Income (loss) from operations	(12,555)	5,016	(13,292)	(20,831)

Note 4.Stock-Based Compensation
The following table summarizes our stock based grants:

	Three Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2013
Option grant:
Shares granted from 2011 Incentive Plan to non-executive director	—	11,625
Fair market value on date of grant	$—	$23.12
Expiration period, in years		10
Vesting period, in years		1
Compensation information related to option granted in period(1) (in thousands):
Total valuation, recognized over vesting period	$—	$100
Total expected expense to be recognized in Fiscal 2014	$—	$64
Expense recognized as a component of selling and administrative expense	$27	$36

Restricted Stock (“RSU”) grants:
Units granted from 2011 Incentive Plan	108,275	115,355
Vesting period, in years - high (2)	5	5
Vesting period, in years - low (3)	1	1
Compensation information related to RSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$3,788	$3,960
Total expected expense to be recognized in Fiscal 2014	$462	$498
Expense recognized as a component of selling and administrative expense	$159	$165
Expense capitalized in property and equipment, net (4)	$53	$55

RSUs vesting in period:(5)	78,444	78,444
Additional compensation expense recorded for awards vesting prior to the completion of the initially estimated requisite service period, recognized as a component of selling and administrative expense (in thousands)	$18	$18
Additional compensation expense capitalized in property and equipment, net (in thousands) (4)	$12	$12
Shares withheld in payment for taxes associated with vested RSUs	29,199	29,199

DSU grants:
Units granted from 2011 Incentive Plan to non-executive directors	—	29,609
Vesting period, in years		1
Compensation information related to DSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$—	$693
Total expected expense to be recognized in Fiscal 2014	$—	$437
Expense recognized as a component of selling and administrative expense	$192	$246
(1) Compensation amounts based on Black-Scholes valuation.
(2) Awards granted with this provision vest evenly at the end of each of the next five years.
(3) Award granted with this provision cliff vests at the end of one year.
(4) Amounts capitalized in accordance with our policies related to Capitalized Software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.
(5) RSUs vested upon achieving conditions related to the trading price of our common stock.

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2013		March 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Adjustable-rate governmental bond funds	$21,651	Level 1	$16,588	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first nine months of Fiscal 2014.

Marketable securities, all of which were classified as “available-for-sale” at December 31, 2013 and March 31, 2013, consisted of the following (dollars in thousands):

	December 31, 2013	March 31, 2013
Available-for-sale marketable securities
Amortized cost	$21,730	$16,596
Gross unrecognized holding losses	(79)	(8)
Fair value	$21,651	$16,588

Note 6.Acquisition of iTVX, Inc. (“iTVX”)
On August 16, 2013, we acquired iTVX, a provider of branded entertainment analytics, insight and research, for $2.8 million. iTVX is reported as a component of TV Essentials® in our AMI Division and expands our product and service offerings. We made an initial payment of $0.8 million, of which approximately $383,000 was paid in cash and $375,000 was paid in shares of our common stock. The acquisition also includes contingent consideration which will be paid on January 29, 2016, and is based on future revenue achieved after the completion of approximately 2 years. The range of the undiscounted amounts we could pay under the contingent consideration arrangement are between $0.5 million and $7.0 million. The fair value of the contingent consideration as of the acquisition date was $2.0 million. The contingent consideration payment will be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration).

We estimated the fair value of the contingent consideration using a beta probability distribution approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Condensed Consolidated Statements of Operations. In the three and nine month periods ended December 31, 2013, the fair value of the estimated contingent consideration arrangement increased by $0.3 million and $1.1 million, respectively. The increase was a result of an increase in the value of our common stock price and has been included in selling and administrative expenses on our Condensed Consolidated Statements of Operations. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will impact the fair value of the payment and our results of operations. The fair value of the estimated contingent consideration as of December 31, 2013 is $3.1 million and is included in accrued compensation in our Condensed Consolidated Balance Sheets.

In allocating the purchase price consideration based on fair values, we recorded $0.9 million of acquired intangible assets with useful lives of 1 to 6 years, $1.9 million of goodwill, $0.3 million of net tangible assets and $0.3 million of deferred tax liabilities. The goodwill recorded in connection with this business combination is primarily related to the synergies to be achieved that are unique to our business.

The deferred tax liabilities acquired have been applied against our fully reserved deferred tax assets and, accordingly, we lowered our valuation allowance and recorded a tax benefit of $0.3 million for the nine month period ended December 31, 2013.
For the three and nine months ended December 31, 2013, we included $0.3 million and $0.4 million, respectively, in revenue and $0.3 million and $0.5 million, respectively, in net losses related to iTVX since the acquisition date as well as the adjustment for the contingent consideration as a result of the increase in our common stock price as noted above. For the three and nine months ended December 31, 2013, we incurred acquisition costs of $23,000 and $204,000, respectively, as well as amortization expense of $44,000 and $69,000, respectively, relating to the intangible assets acquired, which are included in selling and administrative expenses on our Condensed Consolidated Statements of Operations.

Note 7.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

	Nine Months Ended December 31, 2013
	AMI	HE	Total
Beginning balance	$4,467	$531	$4,998
Acquisition of iTVX	1,888	—	1,888
Currency translation	138	—	138
Ending balance	$6,493	$531	$7,024

	Year Ended March 31, 2013
	AMI	HE	Total
Beginning balance	$4,570	$531	$5,101
Currency translation	(103)	—	(103)
Ending balance	$4,467	$531	$4,998

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	December 31, 2013	March 31, 2013
Local relationships	6 to 10 years	$7,924	$6,979
Accumulated amortization		(3,008)	(2,217)
		4,916	4,762
Trade names	1 to 3 years	75	50
Accumulated amortization		(55)	(50)
		20	—
Existing technology	4 years	334	66
Accumulated amortization		(91)	(66)
		243	—
Patents	20 years	384	244
Accumulated amortization		(23)	(10)
		361	234
Order backlog	1 year	2	—
Accumulated amortization		(1)	—
		1	—
Global relationships	Indefinite	7,400	7,400
Total		$12,941	$12,396

Amortization expense and currency translation were as follows (dollars in thousands):

	Nine Months Ended December 31,
	2013	2012
Local relationships	$649	$604
Trade names	5	13
Existing technology	25	—
Patents	12	5
Order backlog	1	—
Currency translation	142	12
	$834	$634

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships	Trade names	Existing Technology	Patents	Order Backlog
Remainder of Fiscal 2014	$221	$3	$17	$10	$1
2015	885	12	67	19	—
2016	885	5	67	19	—
2017	886	—	67	19	—
2018	837	—	25	19	—
Thereafter	1,202	—	—	275	—
	$4,916	$20	$243	$361	$1

Note 8.	New Accounting Guidance
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
We have considered all events that have occurred subsequent to December 31, 2013 and through the date of this filing and determined that no additional disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•
our future results of operations and financial condition and future revenue and expenses, including decreases in Home Entertainment (“HE”) Division revenue and increases in our Entertainment Essentials™ revenue as a result of further investments and development and expansion of new and existing services, both domestically and internationally;

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

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2014.

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

•	retain and expand our relationships with our significant Program Suppliers;

•	manage and/or offset any cost increases;

•	add new clients, retain existing clients or adjust rates for our services;

•	adapt to government restrictions;

•	leverage our investments in our systems and generate revenue and earnings streams that contribute to our overall success;

•	enhance and expand the services we provide in our foreign locations and enter into additional foreign locations; and

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

Our HE Division services incorporate a unique set of applications designed to help clients maintain and direct their business practices relating to home video products. Entertainment content is distributed to various retailers primarily on behalf of motion picture studios. We track and report performance of home entertainment products leased directly to video retailers or through our Pay-Per-Transaction® (“PPT®”) System. Within this system, video retailers are given access to a wide selection of box office hits, independent releases and foreign films from the industry’s leading suppliers on a revenue sharing basis. We provide second- and third-tier retailers, as well as a few major chains, the opportunity to acquire new inventory, and our PPT® System enables retailers everywhere, regardless of size, the ability to increase the depth and breadth of their inventory, to more efficiently adjust ordering strategies to better satisfy consumer demand and to more effectively take advantage of trends and opportunities in the marketplace. We lease product from our Program Suppliers; Participating Retailers sublease that product from us and rent it to consumers. Participating Retailers then share a portion of the revenue from each retail rental transaction with us and we share a portion of the revenue with the Program Suppliers. Our PPT® System supplies both content providers and retailers with the intelligence and infrastructure necessary to make revenue sharing a viable and productive option.

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

Our current spending, investments and long-term strategic planning are heavily focused on the development, growth and expansion of our AMI Division, both domestically and internationally. As such, we continue to allocate significant resources to our Entertainment Essentials™ services and product lines. Our AMI Division revenue increased $11.7 million, or 29.5%, in the first nine months of Fiscal 2014 compared to the first nine months of Fiscal 2013.

The AMI Division lines of business, which we refer to as Entertainment Essentials™ services, are:

•	TV Essentials®, which includes StationView Essentials™;

•	Box Office Essentials®; and

•	OnDemand Everywhere™, which includes OnDemand Essentials® and related products.
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

The landscape of the home video rental market for “brick and mortar” retailers has seen significant changes, and some major retailers, such as Movie Gallery, have exited the market entirely. In November 2013, Blockbuster Entertainment (“Blockbuster”), which has been a PPT® customer of ours since the third quarter of Fiscal 2013, announced it will close all remaining U.S. based locations, which represents approximately 300 company-owned retail stores, as well as its by-mail movie distribution, by early January 2014. As a result of these market changes, the major “brick and mortar” retailers’ share of the overall industry is contracting. It is difficult to predict what effect, if any, this will have on our Program Suppliers and/or the performance of our Participating Retailers.

Also, end consumers’ usage of non-“brick and mortar” options for obtaining entertainment content, such as kiosks, continues to increase, and our Participating Retailers’ market share has been negatively affected, contributing to an overall decline in our revenue in the past few years. While we have generated increases in revenue in the current quarter and the current fiscal year partially as a result of adding Blockbuster, as noted above, we currently expect PPT® revenue to decline beginning in the fourth quarter of Fiscal 2014 due to Blockbuster’s closure and exit from the market.

In general, we continue to be in good standing with our Program Suppliers, and we make ongoing efforts to strengthen those business relationships through enhancements to our current service offerings. During the third quarter of Fiscal 2013, a former Program Supplier, Warner Bros., returned to the PPT® System, and we were able to begin offering its content to our Participating Retailers again. We are also continually seeking to develop business relationships with new Program Suppliers, and we have seen an increased interest in our offerings as Program Suppliers look for ways to reduce expenses. Our relationships with Program Suppliers may typically be terminated without cause upon thirty days’ written notice by either party.

Sources of Revenue
Revenue by segment includes the following:

AMI Division
Subscription fee and other revenue, primarily relating to custom reports, from our Entertainment Essentials™ services.
HE Division

•
PPT® revenue includes upfront fees generated when Units are distributed to Participating Retailers, and transaction fees generated when Participating Retailers rent Units or sell previously-viewed rental Units to consumers. Additionally, certain arrangements include guaranteed minimum revenue from our customers, which are recognized on the street (release) date, provided all other revenue recognition criteria are met; and

•	DRS fees, which are generated from data tracking and reporting services provided to Program Suppliers.
Results of Operations
Certain information by segment was as follows (dollars in thousands):

	AMI	HE	Other (1)	Total
Three Months Ended December 31, 2013
Sales to external customers	$18,510	$13,099	$—	$31,609
Gross margin	11,690	3,461	—	15,151
Income (loss) from operations	2,841	2,124	(5,660)	(695)
Three Months Ended December 31, 2012
Sales to external customers	$13,712	$11,236	$—	$24,948
Gross margin	8,210	2,891	—	11,101
Income (loss) from operations	1,194	1,523	(4,486)	(1,769)
Nine Months Ended December 31, 2013
Sales to external customers	$51,229	$38,697	$—	$89,926
Gross margin	31,291	10,622	—	41,913
Income (loss) from operations	6,210	6,557	(15,537)	(2,770)
Nine Months Ended December 31, 2012
Sales to external customers	$39,553	$31,109	$—	$70,662
Gross margin	24,291	9,028	—	33,319
Income (loss) from operations	(12,555)	5,016	(13,292)	(20,831)

(1)	Includes corporate and other expenses that are not allocated to a specific segment.

Revenue
Revenue increased $6.7 million, or 26.7%, to $31.6 million in the third quarter of Fiscal 2014 compared to $24.9 million in the third quarter of Fiscal 2013. Revenue increased $19.3 million, or 27.3%, to $89.9 million in the nine month period ended December 31, 2013 compared to $70.7 million in the nine month period ended December 31, 2012. The increase in revenue was due to an increase in AMI Division revenue, primarily related to growth in our existing lines of business, and an increase in HE Division revenue, primarily related to the addition of Blockbuster in the third quarter of Fiscal 2013, coupled with an increase in the total Units available to our Participating Retailers, primarily as a result of the return of Warner Bros. to the PPT® System noted above. These fluctuations are described in more detail below.

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

Revenue information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2013	2012
TV Essentials®	$8,399	$4,557	$3,842	84.3%
Box Office Essentials®	6,743	6,089	654	10.7%
OnDemand Everywhere™	3,368	3,066	302	9.8%
	$18,510	$13,712	$4,798	35.0%
	Nine Months Ended December 31,		Dollar Change	% Change
	2013	2012
TV Essentials®	$21,311	$12,442	$8,869	71.3%
Box Office Essentials®	19,549	17,793	1,756	9.9%
OnDemand Everywhere™	10,369	9,318	1,051	11.3%
	$51,229	$39,553	$11,676	29.5%

The increases in TV Essentials® revenue in the Fiscal 2014 periods were primarily due to the addition of new clients, rate increases for existing clients and sales of custom reports and data, as well as our acquisition of iTVX in the second quarter of Fiscal 2014, which contributed $298,000 and $427,000, respectively to the increases in revenue in both the three and nine month periods ended December 31, 2013.

The increases in Box Office Essentials® revenue in the Fiscal 2014 periods were primarily due to rate increases for existing clients and the addition of new services.

The increases in OnDemand Everywhere™ revenue in the Fiscal 2014 periods were primarily due to rate increases for existing clients and launching new services, offset by the end of a large custom reporting project included in the Fiscal 2013 periods.

HE Division

Revenue information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2013	2012
PPT®	$12,092	$10,666	$1,426	13.4%
DRS	1,007	570	437	76.7%
	$13,099	$11,236	$1,863	16.6%
	Nine Months Ended December 31,		Dollar Change	% Change
	2013	2012
PPT®	$35,883	$29,051	$6,832	23.5%
DRS	2,814	2,058	756	36.7%
	$38,697	$31,109	$7,588	24.4%

The increases in PPT® revenue in the Fiscal 2014 periods were primarily due to the addition of Blockbuster as a Participating Retailer and the return of Warner Bros. as a Program Supplier as of the third quarter of Fiscal 2013. We expect volume and revenue for the fourth quarter of Fiscal 2014 to decrease due to Blockbuster’s exit from the market, which could result in a 25% to 30% decline in revenue compared to our fourth quarter of Fiscal 2013. Given the overall declines in the industry and changes in consumer preferences noted previously, we expect revenue to decline by approximately 15% to 20% annually over the longer term.

The increases in DRS revenue in the Fiscal 2014 periods were primarily due to increased transactions processed as a result of the return of Warner Bros. as a Program Supplier as of the third quarter of Fiscal 2013. We believe the modification of Warner Bros.’ distribution strategy should have a favorable impact on our DRS revenue, but it is difficult to predict what impact, if any, this will have on our revenue in the future.

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

Cost of sales increased $2.6 million, or 18.9%, in the third quarter of Fiscal 2014 compared to the third quarter of Fiscal 2013 as described in more detail below.

AMI Division
Cost of sales information related to our AMI Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2013	2012
Costs related to:
Amortization of internally developed software	$785	$667	$118	17.7%
Call center operation	1,327	1,362	(35)	(2.6)%
Obtaining, cleansing and processing data	4,708	3,473	1,235	35.6%
	$6,820	$5,502	$1,318	24.0%
	Nine Months Ended December 31,		Dollar Change	% Change
	2013	2012
Costs related to:
Amortization of internally developed software	$2,364	$1,914	$450	23.5%
Call center operation	4,062	3,872	190	4.9%
Obtaining, cleansing and processing data	13,512	9,476	4,036	42.6%
	$19,938	$15,262	$4,676	30.6%

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

HE Division
Cost of sales information related to our HE Division is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2013	2012
Costs related to:
Transaction fees	$6,574	$5,879	$695	11.8%
Sell-through fees	2,008	1,239	769	62.1%
Other	1,056	1,227	(171)	(13.9)%
	$9,638	$8,345	$1,293	15.5%
	Nine Months Ended December 31,		Dollar Change	% Change
	2013	2012
Costs related to:
Transaction fees	$19,483	$15,339	$4,144	27.0%
Sell-through fees	5,752	3,771	1,981	52.5%
Other	2,840	2,971	(131)	(4.4)%
	$28,075	$22,081	$5,994	27.1%

The increases in cost of sales within the HE Division in the Fiscal 2014 periods were primarily related to the increases in revenue as discussed above.

Gross margins as a percentage of revenue were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
AMI Division	63.2%	59.9%	61.1%	61.4%
HE Division	26.4%	25.7%	27.4%	29.0%

The increase in gross margin in the AMI Division in the three month period ended December 31, 2013 compared to the same period of Fiscal 2013 was primarily due to improvements in gross margin from TV Essentials® as a result of increases in revenue.

The increase in gross margin for the HE Division in the three month period ended December 31, 2013 compared to the same period of Fiscal 2013 was primarily due to increases in DRS revenue. The decrease in gross margin in the HE Division in the nine month period ended December 31, 2013 compared to the same periods of Fiscal 2013 was primarily due to lower margins relating to the addition of Blockbuster as a Participating Retailer. While we expect margins as a percentage of revenue to improve as a result of the anticipated loss of Blockbuster as a customer in January 2014, margins can fluctuate based on a number of factors and it is difficult to predict what impact this will have on margins in the future.

Selling and Administrative
Selling and administrative expenses consist primarily of compensation and benefits, research and development, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Selling and administrative expense information is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
Selling and administrative	2013	2012
AMI (excluding stock-based compensation for iTVX and DISH)	$8,549	$7,016	$1,533	21.9%
AMI stock-based compensation for iTVX and DISH	300	—	300	nm
Total AMI	8,849	7,016	1,833	26.1%
HE	1,337	1,368	(31)	(2.3)%
Corporate	5,660	4,486	1,174	26.2%
	$15,846	$12,870	$2,976	23.1%
	Nine Months Ended December 31,		Dollar Change	% Change
Selling and administrative	2013	2012
AMI (excluding stock-based compensation for iTVX and DISH)	$23,981	$20,982	$2,999	14.3%
AMI stock-based compensation for iTVX and DISH	1,100	15,864	(14,764)	nm
Total AMI	25,081	36,846	(11,765)	(31.9)%
HE	4,065	4,012	53	1.3%
Corporate	15,537	13,292	2,245	16.9%
	$44,683	$54,150	$(9,467)	(17.5)%

AMI Division
The increases in selling and administrative expenses in the AMI Division (excluding stock-based compensation for iTVX and DISH) in the three and nine month periods ended December 31, 2013, compared to the same periods of Fiscal 2013 were primarily due to increased costs related to the expansion of our AMI Division, most of which was related to the growth in TV Essentials® as well as costs associated with our acquisition of iTVX.

HE Division
The changes in selling and administrative expenses in the HE Division in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to increases in bonuses and advertising expense associated with the increase in revenue discussed above, and by reductions in bad debt expense.

Corporate
The increases in Corporate selling and administrative expenses in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to increases in headcount in our information technology department and other professional services expenses.

Loss from Operations (dollars in thousands)

	Three Months Ended December 31,		Dollar Change	% Change
Income (loss) from operations	2013	2012
AMI (excluding stock-based compensation related to iTVX and DISH)	$3,141	$1,194	$1,947	163.1%
Less: AMI stock-based compensation related to iTVX and DISH	300	—	300	nm
Total AMI	2,841	1,194	1,647	137.9%
HE	2,124	1,523	601	39.5%
Corporate	(5,660)	(4,486)	(1,174)	(26.2)%
	$(695)	$(1,769)	$1,074	(60.7)%
	Nine Months Ended December 31,		Dollar Change	% Change
Income (loss) from operations	2013	2012
AMI (excluding stock-based compensation related to iTVX and DISH)	$7,310	$3,309	$4,001	120.9%
Less: AMI stock-based compensation related to iTVX and DISH	1,100	15,864	(14,764)	nm
Total AMI	6,210	(12,555)	18,765	nm
HE	6,557	5,016	1,541	30.7%
Corporate	(15,537)	(13,292)	(2,245)	(16.9)%
	$(2,770)	$(20,831)	$18,061	(86.7)%

The decreases in loss from operations in the Fiscal 2014 periods compared to the same periods of Fiscal 2013 were primarily due to increases in revenue, partially offset by increases in expenses related to the growth in our AMI Division, including the acquisition of iTVX in the second quarter of Fiscal 2014, and the reduction in expense relating to the stock-based compensation agreement with DISH which was amended in the second quarter of Fiscal 2013 as discussed above.

Income Taxes
Our effective tax rate is determined by excluding certain jurisdictions with net losses. Also, during the second quarter of Fiscal 2014, we acquired deferred tax liabilities from iTVX which have been applied against our fully reserved deferred tax assets and, accordingly, we lowered our valuation allowance and recorded a tax benefit of $0.3 million. Additionally, we effectively settled a United States IRS audit of our Fiscal 2011 tax return and reduced certain reserves relating to tax contingencies. As a result, the tax benefit was 15.5% in the first nine months of Fiscal 2014 and compared to a provision of 0.9% in the first nine months of Fiscal 2013.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2014.

Cash and cash equivalents and marketable securities increased $6.5 million to $26.9 million at December 31, 2013 from March 31, 2013. This increase resulted primarily from $11.0 million provided by operating activities and $1.5 million in proceeds from the issuance of common stock, partially offset by $5.8 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event we repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of December 31, 2013, we had $3.4 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $21.7 million invested in an adjustable-rate governmental bond fund as of December 31, 2013. Bond fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, bond fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts and notes receivable, net of allowances, decreased $1.2 million to $15.5 million at December 31, 2013 from March 31, 2013, primarily due to lower revenue in the HE Division in the third quarter of Fiscal 2014 compared to the fourth quarter of Fiscal 2013, partially offset by a reduction to our bad debt reserves in the quarter due to improved customer collections.

During the first nine months of Fiscal 2014, we spent $5.8 million on property and equipment, including $4.4 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $7.7 million in Fiscal 2014 on property and equipment, of which approximately $5.2 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued data provider liabilities increased $4.6 million to $8.0 million at December 31, 2013 from March 31, 2013, primarily due to increased expenses incurred related to our data suppliers. We expect to make payments of $8.0 million during our fourth quarter of Fiscal 2014.

Accrued compensation increased $3.2 million to $9.0 million at December 31, 2013 from March 31, 2013, primarily due to a $3.1 million accrual for contingent consideration associated with our acquisition of iTVX.

Deferred revenue and other credits of $1.9 million at December 31, 2013 included amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.7 million at December 31, 2013, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York and Portland, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $54,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $13,000 per quarter for Fiscal 2014.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and we incur fees on the unused portion at a rate of 0.2% per annum. The credit line is secured by substantially all of our assets. At December 31, 2013, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of December 31, 2013, we were in compliance with those covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan accrued interest at 5% per annum and contained provisions relating to forgiveness if we met certain requirements. The loan was forgiven on April 3, 2013. The $0.5 million gain related to the forgiveness was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related lease at the rate of $16,000 per quarter.

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

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Second Amendment to Employment Agreement with William P. Livek, effective as of October 1, 2013

10.2	Second Amendment to Employment Agreement with David I. Chemerow, effective as of October 1, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 6, 2014	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer