Form 10-K
period 2014-03-31
RENTRAK CORP
filed 2014-06-06
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($32.62) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2013), was $376,570,434.

The number of shares outstanding of the Registrant’s Common Stock as of June 2, 2014 was 12,286,801 shares.
Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10‑K, by reference, portions of its Proxy Statement for its 2014 Annual Meeting of Shareholders.

RENTRAK CORPORATION
2014 FORM 10-K ANNUAL REPORT

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

•	increases in our costs over the next twelve months;

•	future acquisitions, investments or divestitures;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	increased spending on property and equipment in Fiscal 2015 for the capitalization of internally developed software, computer equipment, and other purposes;

•	expected amortization of our deferred rent; and

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2015.

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

Overview

We are a global media measurement and information company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges census-based television viewership information from over 100 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 100,000 movie screens in 36 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the internet, on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”), Video-On-Demand (“VOD”), and whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses, program and market their networks and more precisely target and sell their advertising inventory. The benefits to the advertising community are improvements in profitability while effectively targeting specific TV shows against the demographics of the products viewers buy, the cars they drive and how they are likely to vote in elections. The benefits to the movie industry and video (TV) content owners are they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our databases to populate programmatic buying systems. These systems automate the buying process and introduce efficiencies for both advertising agencies and their clients.

Rentrak Corporation is an Oregon corporation and was incorporated in 1977, and is headquartered in Portland, Oregon, with additional offices in the United States and around the world.

Previously, we had two operating divisions within our corporate structure and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services, and our Home Entertainment operating division, which included our distribution services as well as services that measure, aggregate and report consumer rental activity on film product from traditional “brick and mortar,” online and kiosk retailers.

During the fourth quarter of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. The PPT® business represented 42.5%, 48.3% and 58.4% of our total revenue for our fiscal years ended March 31, 2013, 2012 and 2011. For Fiscal 2014, it would have represented 37.4% of our total revenue if we had decided to retain the line. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented.

As a result of our plan to divest our PPT® business, we will operate in a single business segment encompassing our media measurement services which are primarily delivered through scalable, SaaS products within our Entertainment Essentials™ lines of business. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and local stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, VOD and “Over the Top” television performance and worldwide box office results. Our movie measurement business is a global business measuring more than 90% of the ticket sales globally in real or near real time, allowing for decisions to be made to market, promote and manage the industry for maximum profitability.

Our Products and Services

Our media measurement services are distributed to clients through patent pending software systems and business processes into two broad areas within the entertainment industry, which we refer to as Movies Everywhere™ and TV Everywhere™. We refer to our approach as the “census-based (or census-like) currency.” The results for TV Everywhere™ are from nearly every zip code in America, projected to all 210 local TV markets and to a national level across multiple distribution platforms. This method results in granular levels of processing from billions of transactions and establishes us as the only company that provides a television ratings census-like currency with Advanced Demographics (the products we buy and the “lifestyles” we lead). We are the only source of worldwide movie box office results, trends and insights. Our business growth of Movies Everywhere™ is due to our continued expansion of our global footprint, as well as the introduction of new products to help studios and content creators better monetize their content for maximum profitability. We also believe there is significant opportunity for continued growth within our TV Everywhere™ service offerings. As the TV, video and advertising sectors continue to evolve, they are becoming increasingly more fragmented, and consumers can view a wide variety of entertainment content wherever and whenever they choose via an expanding array of devices and technologies. We have invested heavily in our systems, processes and databases in order to address the evolving needs of the industry and help our clients maximize the efficiency and effectiveness of their advertising programs. Our systems capture total television audience information by providing the largest coverage from multiple screens and providers and merge that information with Advanced Demographics and information relating to actual consumer purchase behavior. We are the only company who can offer a census-like currency to our clients.

Our services are designed to help our clients understand consumer viewing, reaction and purchase behavior everywhere content and advertising are consumed to allow both sellers and buyers to more precisely target the most relevant viewing audience. This precise targeting enables our clients to optimize their marketing, sales and advertising strategies. The majority of our service offerings are related to four major types of content: 1) ad supported content, specifically linear television which can be viewed as a scheduled program, in a time-shifted manner, on VOD, streamed or downloaded from the internet or via a mobile device, 2) subscription- or transactional-based programming content, 3) advanced media and analytics, which provides audience targets, measurement and marketing mix optimization for television and digital viewing content combined and 4) theatrical box office content. Typical customers utilizing our services include content producers, studios, distributors, national networks, local stations, satellite and cable operators, agencies, and a wide spectrum of advertisers, ranging from traditional consumer brands to various political groups. We also provide many of our clients tailored research and analytical solutions unique to their needs and specifications.

Our most significant lines of business, which we refer to as Entertainment Essentials™ services, are:

•	TV Everywhere™, which includes TV Essentials® and StationView Essentials™;

•	OnDemand Everywhere®, which includes OnDemand Essentials®, Over the Top measurement products and related products;

•	Movies Everywhere™, which includes domestic and international Box Office Essentials®, PostTrak® and PreAct™; and

•	Other Services, which includes our Studio Direct Revenue Sharing (“DRS”) and other products relating to content in the home video rental industry.

In August 2013, we acquired iTVX, a provider of branded entertainment analytics, insight and research. Going beyond traditional product placement, branded entertainment is the creation and integration of original branded content into television, movie and other digital entertainment content types. Successful branded entertainment spurs consumers to engage and interact with a brand through the strategic placement of marketing messages across every screen. Our branded entertainment services provide our clients with the impact brand integration has on consumers across movie and television content on all screens, which enables users to assess the total media value of their campaigns. The financial results of iTVX from the date of acquisition are included within our TV Everywhere™ line of business.

Our revenue increased $18.6 million, or 32.6%, in Fiscal 2014 compared to the fiscal year ended March 31, 2013 (“Fiscal 2013”). Our current spending, investments and long-term strategic planning are heavily focused on the innovation, development, growth and expansion of our services and product lines, both domestically and internationally. As such, we continue to allocate significant resources towards innovation and the expansion of our data assets and technology as well as our research, analytics and sales groups. These strategic investments, many of which are expensed as incurred, have lowered our overall operating performance and, as a result, we had operating losses from continuing operations of $9.5 million and $26.5 million for Fiscal 2014 and Fiscal 2013, respectively.

TV Everywhere™

We provide our customers with second-by-second performance metrics that deliver consumer viewing behavior for scheduled, interactive, and digital video recorder (“DVR”) television content. We aggregate transaction-level data across all 210 designated local television markets in the United States, which are projected to the complete footprint of television households resulting in massive amounts of viewing behavior from every market. We currently have multi-year contracts with a number of data providers including DISH Network L.L.C. (“DISH”), AT&T Services, Inc. (“AT&T), Charter Communications, Inc., and FourthWall Media, Inc. and will soon be integrating data from DIRECTV LLC and Cox Communications, Inc. (“Cox”), expanding our measurement footprint even further. Our viewership information, which integrates satellite, telco, cable and projects Over the Air viewing, provides our customers with a deep level of granularity and stability, and thus the competitive advantage of a more informed understanding of the viewing audience. We provide our customers with access to information from hundreds of networks, which is more than twice as much available elsewhere. Our technology includes web-based reporting systems, which provide clients with instant access to the measurement metrics and detailed analytics key to tracking content and consumer behavior across multiple platforms and devices. We also provide Advanced Demographics, which allow our customers to more accurately pinpoint audiences they want to reach, by combining our massive viewership information with third party consumer behavior information from a variety of industry-leading sources, enabling our customers to develop more targeted approaches to ad selling and buying. As an example of our census-like currency, our roster of political advertisers continues to quickly expand because we help candidates target the audiences they want to reach and more efficiently and effectively utilize their campaign funds. Our most significant products for measurement of national and local television audiences within our TV Everywhere™ services include TV Essentials® and StationView Essentials™.

TV Essentials® is a comprehensive suite of research and analytical tools that reports network television audience viewership patterns across all facets of television programming and advertising, including linear and DVR television viewing. By providing transaction-level performance metrics from millions of televisions across the United States, TV Essentials® helps our national network, agency and advertiser clients make better decisions by giving them a greater and more relevant and reliable understanding of the true value of their viewing audiences. We provide insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Developed with the potential capacity to handle data from all of the nation’s television households, the system can isolate individual market, network, series or telecast performances, administer national and local estimates and provide an evaluation of influencing factors such as purchase behaviors and Advanced Demographics for competitive, in-depth intelligence. One of the biggest advantages of TV Essentials® is that it combines the stability and granularity of TV viewing information with marketing segmentation and advertiser databases, resulting in robust targeted TV viewership intelligence. Our advanced television targeting enables our customers to spend their advertising dollars more efficiently and effectively since they are able to target consumers who they believe will purchase their products. In addition, with TV Essentials® Exact Commercial Ratings®, we are able to provide our national clients with the ability to determine the performance of a specific commercial on their network campaigns so they can plan, buy and sell advertising more strategically.

StationView Essentials™ is a local market television measurement and analytical service specifically designed to meet the unique needs of local television station and cable sales, news and management teams, as well as local agency media directors, planners and buyers. StationView Essentials™ allows clients to better understand consumer viewing patterns across local TV stations and cable channels in their market(s), monitor and maximize daily program performance by evaluating viewing trends down to the minute, and identify how similar audiences view programming across multiple stations and local cable channels to (a) more efficiently and effectively promote viewership to a particular station and (b) negotiate inventory pricing. With our stable and reliable ratings information and our highly targeted Advanced Demographics, clients can isolate and reach the customers most likely to purchase a given product and sell or buy their advertising far more effectively and profitably. Our local market services provide insights which stations and agencies can use to accurately pinpoint the audiences they want to reach, which increases the value of the inventory and, ultimately, enables our customers to either sell their inventory for a higher price or buy their schedules more effectively, thereby increasing the advertisers’ sales volume.

Technology has evolved in terms of how television advertising is bought and sold. Systems have been developed to automate the TV ad buying and selling processes, which is referred to as programmatic buying/selling for television advertising (“Programmatic TV”). Programmatic TV is different from current sales methods because it enables sellers and buyers to use computer software to automatically sell/buy inventory based on the relevance of the audience and efficiency of the pricing. With our Advanced Demographics and granular census currency, used by several companies utilizing Programmatic TV systems, we can help our clients target their desired audiences far more effectively. For example, local cable and satellite providers are embracing Programmatic TV because the technology allows them to use audience viewing information to more effectively understand the type of people who are watching their ads. Our services would show our clients that viewers of a particular network at a particular time are more likely to be in the market for a particular product. This knowledge enables them to increase the value of their advertising inventory and increase the likelihood that specific targeted audiences are exposed to specific ads, thereby adding to our client’s profitability.
OnDemand Everywhere®

The VOD market continues to evolve and change and the amount of time spent with on demand broadcast prime-time content increased by 24% in calendar 2013. Innovation and technological advances continue to provide improved viewer experiences across a growing number of distribution platforms. Consumers are demonstrating increased control over what entertainment content they watch, when they watch it and on what device, whether from a television, on a DVR, on VOD, or from a wide variety of Over the Top (“OTT”) platforms, such as Netflix, Hulu, VUDU and iTunes, and TV Everywhere™ platforms such as Xfinity, FiOS, and AT&T U-Verse, which continues to increase the breadth of entertainment content available to the consumer. Another significant shift continues to occur as consumers move away from paid VOD content to what is known as “Free on Demand,” or ad supported, content. Currently, more than 78% of all VOD content viewed is Free on Demand and over half of the viewing happens after the seventh day that it is aired. These trends are also changing the way TV operators perceive the advertising opportunity, how advertisers look at viewership information and how content providers monetize their content. We are uniquely positioned as the only company with full census measurement of VOD. We currently collect 100% of all VOD television viewing data in the United States from more than 110 million television sets and report information relating to how consumers interact with this content.

Our information includes VOD, broadband, video and mobile device content transactions, and we currently receive our data from all multi-system operators, including Comcast Corp, Time Warner Cable, Inc., AT&T, Cox and Charter Communications, Inc., as well as network-owned sites and apps, mobile content providers such as AT&T, Cox, T-Mobile and Mobi.tv, iTunes, Xbox, VUDU, PlayStation, Google and Amazon. Our OnDemand Everywhere® products include OnDemand Essentials®, AdEssentials®, Internet TV Essentials®, Digital Download Essentials®, VOD Monitor™ and Mobile OnDemand Essentials™. The most significant service is OnDemand Essentials®.

OnDemand Essentials® (“ODE”) provides multichannel video programming distributors (“MVPDs”) and content providers (including broadcast/cable networks and studios) with a transactional tracking and reporting system to view and analyze the performance of VOD content. This web-based system provides clients throughout the United States, Canada and Spain with access to the tools needed to track on demand content, trends and consumer behavior and represents information from over 110 million televisions from every operator that offers VOD programming. Our system includes daily, census-level data of current and historical market- and title-level content performance from 43 MVPDs.

Rentrak is the planning currency for VOD advertising today. Our other services within OnDemand Everywhere® currently include the measurement of VOD advertising across our national footprint of operators as well as tracking and reporting on the availability of VOD content. We also provide an auditing service which contains performance intelligence on purchased and rented movie and television content downloaded or streamed via the internet, including royalty report tracking. Additionally, our systems process online usage data to help clients manage their ad-supported and subscription-based television programming content streamed online.

There are also some significant advances in the industry relating to television advertising technology which will allow our clients to better monetize their content and capture more of the growing number of people who watch television on a time-shifted basis, often days or weeks after a show airs. This newer technology, Dynamic Ad Insertion (“DAI”), enables TV networks to switch out and replace ads on programs that air on VOD in as little as 24 hours, instead of having to wait weeks which has been the case previously. DAI will make it much easier for networks to remove ads that can become stale or irrelevant after a few days, thus making VOD a more attractive medium for advertisers. VOD content providers will be able to use our OnDemand Essentials® systems to better understand viewership, make more informed advertising decisions using our Advanced Demographics and more precisely target the right consumers at the right time. Dynamic advertising represents a great opportunity for growth for Rentrak as we expand our services to include ad measurement in addition to content measurement.

Our arrangements with our clients and the information we provide them are also changing and expanding. Historically, our content providers could only access information relating to how their own content performed across all MVPDs. They were not able to see the performance of the content of other providers. Now, we are able to show how a title performs compared to all other titles. We believe our title-level transparency capabilities, which extend across many networks, including all our major networks, will create value for our clients and will enable us to expand our product offerings relating to VOD advertising and content performance. We are also working on initiatives to apply the same Advanced Demographics to VOD as we have in our TV Essentials® service, which will help our clients understand the quality of the VOD audience and not just the size.

We are currently beta testing a new service, Multiscreen Essentials™, which expands the capability of our ODE service to provide cross-platform reporting for VOD content viewed beyond the television set (e.g., internet streaming, portable and mobile devices). We currently have all the data from major MVPDs for multiple platforms, totaling approximately eight million households. We intend to sign more data providers to expand our household coverage and create a large amount of cross-platform information, similar to how we use our large amount of information in linear TV.

See below for a discussion within the “Innovation, Research, Development and Technology” section for more information on a comprehensive product solution which combines both our TV and OnDemand Everywhere® data assets. We continue to work to obtain and/or incorporate data from new and existing providers relating to online, mobile and OTT content. We are well positioned to continue to grow this business by adding new clients and adjusting rates as business activity increases and as advanced advertising technology is rolled out by the industry.

Movies Everywhere™

As the global movie currency, precisely measuring movie viewership from more than 90% of the worldwide box offices, Rentrak goes beyond simply reporting what movies people saw to answer three key questions: Will they go? How much did they spend? And, what did they think? Our most significant products for measurement of box office results, as well as audience sentiment, within our Movies Everywhere™ services include Box Office Essentials®, PostTrak® and PreAct™.

Box Office Essentials® provides a full census measurement of domestic and international theatrical gross receipts and attendance information combined with detailed analytics to motion picture studios and movie theater owners in 36 countries. Rentrak is the only provider of this key information to the motion picture industry. We provide studios with access to box office performance information pertaining to specific motion pictures and movie theater circuits, including real-time, geographic-specific and historical information. Data is obtained via internet or phone connectivity to theater box offices and is collected for an aggregate of more than 90% of all movie theaters in the United States, Canada, Russia, China, Hong Kong, the United Kingdom, Ireland, Italy, Australia, New Zealand, Japan, South Korea, Taiwan, Germany, Austria, the Netherlands, France, Mexico, Colombia, Venezuela, Argentina, Brazil, Spain, Portugal, Chile, Bolivia, Costa Rica, El Salvador, Guatemala, Honduras, Malaysia, Singapore, Nicaragua, Panama, Paraguay, and Peru. Box Office Essentials® delivers box office results from more than 100,000 movie screens in 36 countries throughout the world. We are also currently expanding into other locations, such as India and South Africa, and plan to report on these areas in the coming months.

PostTrak® is our exit polling service, which delivers additional real-time insights relating to a movie’s performance, such as audience reaction about the film, as well as specific demographic information relating to attendance, such as gender, ethnicity and age.

PreAct™, which was launched during the fourth quarter of Fiscal 2014, is a long-lead measurement tool that helps clients gauge the performance of a theatrical marketing campaign. PreAct™ allows users to effectively monitor the strength of a film’s marketing campaign up to a year in advance of its release by monitoring audience sentiment from social media. PreAct™ quantifies these insights, allowing users the opportunity to modify their campaigns accordingly during the critical marketing stage of a film.

Box Office Essentials® information is used around the world by major news channels, such as CNBC, as well as major internet sites,  such as Yahoo and in major news publications around the world, like Bloomberg News, The Wall Street Journal, the Hollywood Reporter, USA Today, and The New York Times, to name a few.   We are the source for box office reporting globally.

We have long-term relationships with each of the major Hollywood studios (“Global Clients”) in the United States and abroad. Currently, there are no competitors who provide this service, and we believe that the barriers to entry are quite high because the Global Clients prefer a single system with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants.

Other Services

Our Other Services include products relating to physical content in the home video rental industry, the most significant of which is Studio Direct Revenue Sharing (“DRS”).
Studio Direct Revenue Sharing (DRS) is a service that grants content providers timely and consistent insights, plus valuable checks and balances, regarding how both their video products and their retail customers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee-for-service basis.

These services include entertainment content relating to units rented and/or sold by large online retailers, kiosk operators, and “brick-and-mortar” retailers, such as Netflix, Redbox and Hastings Entertainment (“DRS Retailers”). Our services are tailored to meet the needs of content providers, which include major studios and independent program suppliers, such as Twentieth Century Fox Home Entertainment, Inc., Warner Home Video, and Sony Pictures Home Entertainment, Inc. For each DRS client, we collect, process, audit, summarize and report the number of transactions and corresponding revenue generated on each title distributed to DRS Retailers on a revenue sharing basis. We also provide in-depth inventory tracking by title, retailer and location. Additionally, we conduct numerous periodic physical and electronic audits of DRS Retailers, combined with actual testing of transactions processed through their POS systems, to ensure all DRS inventory is utilized in a manner consistent with the terms of the DRS Retailer’s revenue sharing arrangement with our DRS clients.

Innovation, Research, Development and Technology

We are making significant investments in our systems which support our existing service lines. We continue to integrate various third-party databases with our products, which we believe will help advertisers deliver the right message at the right time to the right consumer group. We continue to build our analytic capabilities, which enable us to move our products from data-based to more comprehensive and applicable knowledge-based products and services. These expenditures will likely increase our costs over the next twelve months. We believe we will be able to leverage these investments and generate revenue and earnings streams that contribute to our overall success.

We are also investing significant resources in, and continue to develop and expand, our comprehensive services that provide business insights, research and analytics across multiple media platforms to provide our clients with insight into movies and TV from every viewing device. Our comprehensive services will include TV, DVR, internet TV, mobile, digital and VOD. This system is being designed to compile usage data, using common metrics, to illustrate each platform’s individual contribution and compare it against other media platforms. With the ability to track records across various media, this new multiscreen service will be designed to allow users to comprehend how content is being consumed by end users, interpret the effect such consumption has on other media platforms, understand consumer adoption of new platforms, visualize cross-platform consumption and support more complex advertising models by targeting audiences on every platform.

Competition

Our primary competitors in these markets are Nielsen, Kantar (a subsidiary of WPP Group) and TiVo, which are companies with significantly greater resources than Rentrak. Nielsen’s, Tivo’s and Kantar’s services are largely based on a sampling methodology with a small sample in each market which is used to measure television viewing behaviors, and are currently the television industry’s standard measurement of television ratings behavior for advertising purposes, referred to as the sample currency.

We compete in these markets primarily on the basis of product performance. Our services and systems differ from a sample service in that we offer a measurement system based on a massive amount of passively-collected viewing activity, which results in far more granular, reliable and predictable solutions as compared to the small, compensated sample approach used by most of our competitors. We refer to our approach as the “census-like currency” and project the results to local and national levels across multiple platforms. This method results in granular levels of processing from billions of transactions and establishes us as the only company that provides television ratings in a census-like currency. We believe this positions us to offer a more comprehensive, representative, targeted, and relevant system that networks, stations, agencies and advertisers are demanding and, consequently, that the market will continue to purchase our measurement products.

Trademarks, Copyrights, Proprietary Rights and Patents

In the United States, we have registered our RENTRAK®, PPT®, Pay Per Transaction®, Essentials®, Box Office Essentials®, PostTrak®, Home Video Essentials®, OnDemand Everywhere®, OnDemand Essentials®, AdEssentials®, TV Essentials®, Digital Download Essentials®, Exact Commercial Ratings®, Internet TV Essentials®, Multiscreen Essentials® trademarks, among others, and applied to register other marks under federal trademark laws. We have applied to register and obtained registered status in several foreign countries for many of our trademarks. We believe our Entertainment Essentials™ software is entitled to copyright protection. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services, and we intend to take appropriate action to halt infringement and protect against improper usage.

We own two patents directed to techniques for extracting revenue information from point-of-sale terminals, three patents for various aspects of linear television data collection, projections and analysis, and a number of patent pending applications covering various aspects of our technology. We have applied for additional patents related to certain of our proprietary technologies, primarily for our Entertainment Essentials™ Suite of products. We believe our proprietary technologies, in combination with our ability to innovate and our personnel, provide us with advantages over our competitors’ technologies. There is no assurance, however, that we will be able to obtain patents covering such proprietary technologies.

Employees

As of March 31, 2014, we employed 414 full-time associates and 110 part-time associates. We consider our relations with our associates to be good.

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

Our Entertainment Essentials™ services are dependent on several factors for long-term success, including our ability to compete with larger and more seasoned competitors in this market. Our primary competitors currently are Nielsen, Kantar and TiVo. Each of these competitors has significantly greater resources than we do, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, we face other obstacles. For instance, we may be unable to reasonably obtain data and/or data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data, which is a key component of our systems. The owners of data may also impose greater restrictions on the use and reporting of such data, which may make it difficult to fully realize the opportunities we anticipate for our products and related services. Further, the marketplace (such as advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors could have an adverse effect on our ability to grow these services, which could lead to a material adverse effect on our results of operations, financial condition and cash flows.

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

We may acquire or invest in other companies, products or technologies, which may be costly, dilutive to stockholders and, in the event we experience difficulties in assimilating and integrating the personnel, technologies, operating systems and products and services of acquired businesses, less beneficial than we anticipate.

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

The described risks would be magnified as the size of an acquisition increases or if the acquisitions are in geographic or business markets in which we have little or no prior experience. As a result of these and other challenges, we may not realize any anticipated benefits from acquisitions even if we can find suitable acquisition opportunities at what we believe to be attractive valuations, which we do not assure.

Economic conditions could negatively impact our business.

We primarily operate within the media, advertising and entertainment industry. Our overall success depends on the success of national networks and local stations, studios, cable operators, data providers, advertisers, and advertising agencies. The success of these businesses is dependent on consumer economic activity. For example, our Box Office Essentials® clients depend on consumers being interested in, and financially able to attend, movies in theaters. Changes in the economic climate and consumer spending could impact the financial condition of our clients. Such changes that affect our clients could, in turn, decrease the demand for our products, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Additionally, if our clients experience financial difficulties, they may be unable to continue to purchase our services or pay for services in a timely manner, if at all. This could have a material adverse effect on our results of operations, financial condition and cash flows.

We face intense competition in the markets in which we operate and those in which we are currently developing new service offerings.

Some of our competitors have extensive distribution networks, long-standing relationships with our suppliers and customers, stronger brand name recognition and significantly greater financial resources than we do. These factors may enable our competition to have increased bargaining and purchasing power relating to resources that could enable them to operate in a more cost effective manner and/or to surpass our technological advancements. This could have a material adverse effect on our ability to grow our lines of business.

Our DRS business is dependent on studios maintaining direct revenue sharing relationships with “brick-and-mortar,” kiosks and online retailers.

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of home entertainment content at large traditional and online retailers and kiosk locations that have revenue sharing agreements directly with major studios. There are a number of risks that may adversely affect the size and profitability of this DRS business. First and foremost, our business is dependent on the DRS clients maintaining DRS relationships with the DRS Retailers. Should these clients end those relationships, they would have no need for our services. Second, our clients could decide to invest the resources necessary to provide these services internally. Lastly, if the overall size of the home entertainment rental market contracts significantly, or the large “brick-and-mortar” and online retailers’ share of the overall rental market declines substantially, the amount of data we process and audit on behalf of our clients would also be reduced, resulting in a corresponding decrease in our revenue. These and other factors could potentially reduce the demand for our DRS services and the quantity of data we process, which would negatively affect our results of operations, financial condition and cash flows.

The future success of our company is highly dependent on our ability to maintain and grow our base of clients who subscribe to our Entertainment Essentials™ suite of services.

Our success depends on effective software solutions, marketing, sales and customer relations for our Entertainment Essentials™ services, as well as acceptance of future enhancements and new services by our existing and prospective clients. If we are unable to both retain existing clients and secure new clients for our Entertainment Essentials™ services, our results of operations, financial condition and cash flows will be adversely affected.

We have voluntarily applied for accreditation from the Media Rating Council (“MRC”) for certain TV Essentials® products and services within our Entertainment Essentials™ lines of business and we cannot predict when we will receive such accreditation, if at all.
We have voluntarily applied for accreditation from the MRC for our TV Essentials® products and services. The MRC is a third party nonprofit industry association whose members consist of companies within our industry, including television broadcasters, cable casters, advertisers, internet organizations, advertising agencies and industry trade associations. The MRC’s goal is to ensure measurement services are valid, reliable and effective. While we believe we will be successful in achieving this accreditation, and we have made significant investments and progress towards this initiative, there is no assurance we will receive this accreditation in the near future, if at all, and we cannot predict the impact this accreditation would have on our business.

Our Entertainment Essentials™ services are highly dependent on employees who are skilled and experienced in information technologies.

If we are unable to attract, hire and retain high quality information technology personnel at a reasonable cost, we may not be able to meet the needs of existing clients, enhance existing services, or develop new lines of business. This inability could have a material adverse effect on our results of operations, financial condition and cash flows.

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

If we are unable to acquire, establish and maintain our information management systems to ensure accurate, reliable and timely data processed in an efficient and cost effective manner, we may not be able to meet the needs of existing clients, enhance existing services or develop new lines of business. This inability could have an adverse effect on our business and long-term growth prospects.

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

The trading price of our common stock has, at times, experienced substantial price volatility and may continue to be volatile. For example, our common stock price has fluctuated from a high of $66.95 to a low of $19.92 for the 52 weeks ended March 31, 2014. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most significant locations, all of which are leased under operating leases, include the following:

Location	Use
Portland, Oregon	Corporate headquarters
Los Angeles, California	Sales and Operations
New York, New York	Sales and Operations
Munich, Germany	Sales and Operations
Madrid, Spain	Sales and Operations
London, England	Sales and Operations
Paris, France	Sales and Operations
Sydney, Australia	Sales and Operations
Mexico City, Mexico	Sales and Operations
Buenos Aires, Argentina	Sales and Operations
Rio de Janeiro, Brazil	Sales and Operations

See Note 14 of Notes to Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS

We currently have no material outstanding litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $0.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” The closing price of our common stock on the NASDAQ Global Market on June 2, 2014 was $49.55. As of June 2, 2014 there were 178 holders of record of our common stock.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the NASDAQ Global Market:

Fiscal 2014	High	Low
Quarter 1	$24.68	$19.92
Quarter 2	34.29	19.96
Quarter 3	40.50	32.73
Quarter 4	66.95	36.44

Fiscal 2013	High	Low
Quarter 1	$22.05	$15.56
Quarter 2	21.40	16.73
Quarter 3	21.03	16.67
Quarter 4	22.09	19.30

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last 15 fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This chart compares the five-year cumulative total return on our common stock with that of the NASDAQ Composite index and a custom peer group, which was selected by us. The chart assumes $100 was invested on March 31, 2009, in our common stock, the NASDAQ Composite index and the peer group, and that any dividends were reinvested. The Peer Group is composed of: Acxiom Corp., comScore, Inc., Hastings Entertainment, Inc. and Nielsen Holdings N.V. The peer group index utilizes the same method of presentation and assumptions for the total return calculation as does Rentrak and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014
Rentrak Corporation	$100.00	$239.44	$299.11	$252.22	$244.22	$669.78
NASDAQ Composite	100.00	158.32	185.39	210.13	226.02	296.17
Peer Group	100.00	202.18	213.98	227.71	269.42	359.13

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	Year Ended March 31,
Statement of Operations Data(4)	2014	2013	2012	2011	2010
Revenue	$75,600	$57,033	$47,044	$40,383	$25,060
Cost of revenue(1)	27,247	21,347	14,775	11,276	6,887
Gross margin	48,353	35,686	32,269	29,107	18,173
Operating expenses:
Selling, general and administrative(1)(2)	48,799	55,998	38,245	33,545	23,895
Research, technology and innovation(1)(2)	9,014	6,215	4,662	4,498	2,937
Total operating expenses	57,813	62,213	42,907	38,043	26,832
Loss from continuing operations	(9,460)	(26,527)	(10,638)	(8,936)	(8,659)
Other income:
Investment income, net	125	378	477	483	1,148
Loss from continuing operations before income taxes	(9,335)	(26,149)	(10,161)	(8,453)	(7,511)
Income tax benefit	(2,183)	(980)	(982)	(3,956)	(3,617)
Loss from continuing operations, net of income taxes	(7,152)	(25,169)	(9,179)	(4,497)	(3,894)
Income from discontinued operations, net of income taxes(1)(2)(4)	2,783	2,491	2,753	3,730	4,470
Net income (loss)	(4,369)	(22,678)	(6,426)	(767)	576
Net loss attributable to noncontrolling interest	(115)	(61)	—	—	—
Net income (loss) attributable to Rentrak Corporation	$(4,254)	$(22,617)	$(6,426)	$(767)	$576
Loss per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$(0.59)	$(2.14)	$(0.82)	$(0.41)	$(0.37)
Diluted	$(0.59)	$(2.14)	$(0.82)	$(0.41)	$(0.35)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$0.24	$0.21	$0.25	$0.34	$0.42
Diluted	$0.24	$0.21	$0.25	$0.34	$0.41
Net income (loss) per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.35)	$(1.93)	$(0.57)	$(0.07)	$0.05
Diluted	$(0.35)	$(1.93)	$(0.57)	$(0.07)	$0.05
Shares used in per share calculations:
Basic	12,177	11,733	11,197	10,962	10,527
Diluted	12,177	11,733	11,197	10,962	11,013

(1) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$3,175	$2,638	$2,168	$1,753	$1,350
Selling, general and administrative	2,037	1,841	1,842	1,413	721
Research, technology and innovation	717	311	170	110	159
Net income from discontinued operations	162	161	171	155	100
	$6,091	$4,951	$4,351	$3,431	$2,330

(2) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative(3)	$7,361	$20,864	$4,593	$5,397	$2,362
Research, technology and innovation	697	544	359	1,278	—
Net income from discontinued operations	397	384	166	39	—
	$8,455	$21,792	$5,118	$6,714	$2,362
DISH & iTVX(3)	$2,700	$15,864	$527	$2,430	$216
(3) Stock-based compensation in the year ended March 31, 2014 includes expense related to contingent consideration associated with our acquisition of iTVX. Stock-based compensation in the years ended March 31, 2013, 2012, 2011 and 2010 includes expense related to our agreement with DISH.

(4) All prior periods presented have been restated as a result of reporting our PPT® business as discontinued operations. See Note 19 of Notes to Consolidated Financial Statements.

	March 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Cash and marketable securities	$21,970	$20,423	$27,753	$26,377	$19,925
Working capital	23,081	20,919	24,231	28,947	31,097
Net current assets of discontinued operations	1,585	4,019	3,227	4,302	7,617
Total assets	81,267	71,781	72,881	76,175	64,806
Long-term liabilities	8,392	4,075	3,154	2,203	2,266
Stockholders’ Equity attributable to Rentrak Corporation	52,160	47,982	50,525	56,373	51,228

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are a global media measurement and information company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges census-based television viewership information from over 100 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 100,000 movie screens in 36 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the internet, on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”), Video-On-Demand (“VOD”), and whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses, program and market their networks and more precisely target and sell their advertising inventory. The benefits to the advertising community are improvements in profitability while effectively targeting specific TV shows against the demographics of the products viewers buy, the cars they drive and how they are likely to vote in elections. The benefits to the movie industry and video (TV) content owners are they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our databases to populate programmatic buying systems. These systems automate the buying process and introduce efficiencies for both advertising agencies and their clients.

Previously, we had two operating divisions within our corporate structure and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services, and our Home Entertainment operating division, which included our distribution services as well as services that measure, aggregate and report consumer rental activity on film product from traditional “brick and mortar,” online and kiosk retailers.

During the fourth quarter of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. The PPT® business represented 42.5%, 48.3% and 58.4% of our total revenue for our fiscal years ended March 31, 2013, 2012 and 2011. For Fiscal 2014, it would have represented 37.4% of our total revenue if we had decided to retain the line. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented.

As a result of our plan to divest our PPT® business, we will operate in a single business segment encompassing our media measurement services which are primarily delivered through scalable, SaaS products within our Entertainment Essentials™ lines of business. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and local stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, VOD and “Over the Top” television performance and worldwide box office results. Our movie measurement business is a global business measuring more than 90% of the ticket sales globally in real or near real time allowing for decisions to be made to market, promote and manage the industry for maximum profitability.

See “Forward-Looking Statements” on page 2.

Our Products and Services
We provide media measurement business intelligence services across multiple screens and platforms delivered as SaaS. These services, offered primarily on a recurring subscription basis, are distributed to clients through patent pending software systems and business processes into two broad areas within the entertainment industry, which we refer to as TV Everywhere™ and Movies Everywhere™. Our systems capture total television audience information by providing the largest coverage from multiple screens and providers and merge that information with Advanced Demographics and information relating to actual consumer purchase behavior.

Typical customers utilizing our services include content producers, studios, distributors, national networks, local stations, satellite and cable operators, agencies, and a wide spectrum of advertisers, ranging from traditional consumer brands to various political groups. We also provide many of our clients tailored research and analytical solutions unique to their needs and specifications.

Our most significant lines of business, which we refer to as Entertainment Essentials™ services, are:

•	TV Everywhere™, which includes TV Essentials® and StationView Essentials™;

•	OnDemand Everywhere®, which includes OnDemand Essentials® and Over the Top measurement products and related products;

•	Movies Everywhere™, which includes domestic and international Box Office Essentials®, PostTrak® and PreAct™; and

•	Other Services, which includes our Studio Direct Revenue Sharing (“DRS”) and other products relating to content in the home video rental industry.

In August 2013, we acquired iTVX, a provider of branded entertainment analytics, insight and research. The financial results of iTVX, from the date of acquisition, are included within our TV Everywhere™ lines of business.

Our revenue increased $18.6 million, or 32.6%, in Fiscal 2014 compared to the fiscal year ended March 31,2013 (“Fiscal 2013”). Our current spending, investments and long-term strategic planning are heavily focused on the innovation, development, growth and expansion of our services and product lines, both domestically and internationally. As such, we continue to allocate significant resources towards innovation and the expansion of our data assets and technology as well as our research, analytics and sales groups. These strategic investments, many of which are expensed as incurred, have lowered our overall operating performance and, as a result, we had operating losses from continuing operations of $9.5 million and $26.5 million for Fiscal 2014 and Fiscal 2013, respectively.

Results of Operations
Our results are as follows (dollars in thousands):

	Year Ended March 31, (1)
	2014		2013		2012
(Dollars in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue	$75,600	100.0%	$57,033	100.0%	$47,044	100.0%
Cost of revenue(2)	27,247	36.0	21,347	37.4	14,775	31.4
Gross margin	48,353	64.0	35,686	62.6	32,269	68.6
Operating expenses:
Selling, general and administrative(2)(3)	48,799	64.5	55,998	98.2	38,245	81.3
Research, technology and innovation(2)(3)	9,014	11.9	6,215	10.9	4,662	9.9
Total operating expenses	57,813	76.5	62,213	109.1	42,907	91.2
Loss from continuing operations	(9,460)	(12.5)	(26,527)	(46.5)	(10,638)	(22.6)
Other income:
Investment income, net	125	0.2	378	0.7	477	1.0
Loss from continuing operations before income taxes	(9,335)	(12.3)	(26,149)	(45.8)	(10,161)	(21.6)
Income tax benefit	(2,183)	(2.9)	(980)	(1.7)	(982)	(2.1)
Loss from continuing operations, net of income taxes	(7,152)	(9.5)	(25,169)	(44.1)	(9,179)	(19.5)
Income from discontinued operations, net of income taxes(2)(3)	2,783	3.7	2,491	4.4	2,753	5.9
Net loss	(4,369)	(5.8)	(22,678)	(39.8)	(6,426)	(13.7)
Net loss attributable to noncontrolling interest	(115)	(0.2)	(61)	(0.1)	—	—
Net loss attributable to Rentrak Corporation	$(4,254)	(5.6)%	$(22,617)	(39.7)%	$(6,426)	(13.7)%

(1) Percentages may not add due to rounding. All prior periods presented have been restated as a result of reporting our PPT® business as discontinued operations. See Note 19 of Notes to Consolidated Financial Statements.

(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$3,175		$2,638		$2,168
Selling, general and administrative	2,037		1,841		1,842
Research, technology and innovation	717		311		170
Net income from discontinued operations	162		161		171
	$6,091		$4,951		$4,351

(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative(4)	$7,361		$20,864		$4,593
Research, technology and innovation	697		544		359
Net income from discontinued operation	397		384		166
	$8,455		$21,792		$5,118
DISH & iTVX(4)	$2,700		$15,864		$527

(4) Stock-based compensation in the year ended March 31, 2014 includes expense related to contingent consideration associated with our acquisition of iTVX. Stock-based compensation in the years ended March 31, 2013 and 2012 includes expense related to our agreement with DISH.

Net Loss to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock-based compensation expense and other non-operating items from our Consolidated Statements of Operations as well as certain other items specifically described below.

We believe that Adjusted EBITDA is helpful as an indicator of the current financial performance of our company and our capacity to operationally fund capital expenditures and working capital requirements. Due to the nature of our internally developed software which supports our Essentials® services and use of stock-based compensation, we incur significant non-cash charges for depreciation, amortization and stock-based compensation expense that may not be indicative of our operating performance from a cash perspective. We also adjust for acquisition and non-recurring costs as we believe this provides a useful metric by which to compare performance from period to period.

Adjusted EBITDA does not represent cash flows from operations as defined by GAAP, is not derived in accordance with GAAP and should not be considered as an alternative to net loss (the most comparable GAAP financial measure to Adjusted EBITDA).

The table below presents a reconciliation from net loss to Adjusted EBITDA for the years ended March 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
Net loss attributable to Rentrak Corporation	$(4,254)	$(22,617)	$(6,426)
Adjustments:
Income from discontinued operations	(2,783)	(2,491)	(2,753)
Income tax benefit	(2,183)	(980)	(982)
Investment income, net	(125)	(378)	(477)
Depreciation and amortization from continuing operations	5,929	4,790	4,180
Stock-based compensation from continuing operations(1)	5,358	5,544	4,425
Adjusted EBITDA	$1,942	$(16,132)	$(2,033)
DISH & iTVX stock-based compensation	2,700	15,864	527
Reorganization costs	111	212	1,135
Acquisition costs	214	193	822
Adjusted EBITDA before DISH & iTVX stock-based compensation, reorganization and acquisition costs	$4,967	$137	$451
(1) Excludes DISH and iTVX stock-based compensation.

Adjusted EBITDA before DISH and iTVX stock-based compensation, reorganization and acquisition costs increased $4.8 million from Fiscal 2013 due primarily to the growth in revenue.

Revenue

Revenue increased $18.6 million, or 32.6%, to $75.6 million in Fiscal 2014, compared to $57.0 million in Fiscal 2013. Revenue increased $10.0 million, or 21.2%, to $57.0 million in Fiscal 2013, compared to $47.0 million in Fiscal 2012. These fluctuations are described in more detail below.

Revenue information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2014	2013
TV Everywhere™	$31,316	$17,599	$13,717	77.9%
Movies Everywhere™	26,493	23,949	2,544	10.6%
OnDemand Everywhere®	12,841	11,498	1,343	11.7%
Other services	4,950	3,987	963	24.2%
	$75,600	$57,033	$18,567	32.6%

	Year Ended March 31,		Dollar Change	% Change
	2013	2012
TV Everywhere™	$17,599	$9,226	$8,373	90.8%
Movies Everywhere™	23,949	21,046	2,903	13.8%
OnDemand Everywhere®	11,498	9,979	1,519	15.2%
Other services	3,987	6,793	(2,806)	(41.3)%
	$57,033	$47,044	$9,989	21.2%

The increase in TV Everywhere™ revenue in both periods was due primarily to the addition of new clients, sales of new service offerings, custom reports and rate increases for existing clients.

The increase in Movies Everywhere™ revenue in Fiscal 2014 compared to Fiscal 2013 was primarily due to rate increases for existing clients, sales of new services and the addition of new clients.

The increase in Movies Everywhere™ revenue in Fiscal 2013 compared to Fiscal 2012 was primarily due to rate increases for existing clients and the addition of new clients.

The increase in OnDemand Everywhere® revenue in both periods was due to rate increases for existing clients and the addition of new clients. The Fiscal 2013 period also included increased custom reporting projects compared to the Fiscal 2012 period.

Other services primarily includes DRS revenue. The increase in DRS revenue in Fiscal 2014 compared to Fiscal 2013 was due to an increase in transactions. The decrease in DRS revenue in Fiscal 2013 compared to Fiscal 2012 was due to fewer transactions processed as well as a decline in the number of direct retailers from which to track content performance.

Cost of Revenue and Gross Margin
Cost of revenue includes direct costs relating to our Entertainment Essentials™ services, and consists of costs associated with the operation of a call center for our Movies Everywhere™ services, as well as costs associated with amortizing capitalized, internally developed software used to provide the corresponding services and direct costs incurred to obtain and process data and maintain our systems.

Cost of revenue increased $5.9 million, or 27.6%, in Fiscal 2014 compared to Fiscal 2013, and increased $6.6 million, or 44.5%, in Fiscal 2013 compared to Fiscal 2012.

Cost of revenue information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2014	2013
Costs related to:
Amortization of internally developed software	$3,175	$2,639	$536	20.3%
Call center operation	5,487	5,253	234	4.5%
Obtaining and processing data	18,585	13,455	5,130	38.1%
	$27,247	$21,347	$5,900	27.6%

	Year Ended March 31,		Dollar Change	% Change
	2013	2012
Costs related to:
Amortization of internally developed software	$2,639	$2,168	$471	21.7%
Call center operation	5,253	4,793	460	9.6%
Obtaining and processing data	13,455	7,814	5,641	72.2%
	$21,347	$14,775	$6,572	44.5%

The increases in cost of revenue in the Fiscal 2014 and the Fiscal 2013 periods compared to the same periods of the prior years, resulted primarily from expanding household coverage with existing data supplier agreements, the addition of new data supplier agreements and the amendment to our data supplier agreement with DISH, which occurred in the second quarter of Fiscal 2013, and requires minimum payments relating to predefined net profit sharing provisions of portions of our TV Essentials® line of business.

Gross margin as a percentage of revenue was as follows:

	Year Ended March 31,
	2014	2013	2012
Gross margin	64.0%	62.6%	68.6%

Our existing agreements with our data suppliers are largely fixed. This, coupled with the increases in revenue noted above, resulted in improvements in gross margin in Fiscal 2014 compared to Fiscal 2013.

The decline in gross margin in Fiscal 2013 compared to Fiscal 2012 was primarily due to a shift in mix of revenue, as more revenue was generated from TV Everywhere™, which has a lower gross margin than Movies Everywhere™ or OnDemand Everywhere®.

Operating Expenses
Operating expenses consist primarily of compensation and benefits, information technology, development, innovation and analytics, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Operating expense information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
Operating expenses	2014	2013
Entertainment Essentials™	$33,701	$28,843	$4,858	16.8%
Research, technology and innovation	9,014	6,215	2,799	45.0%
Stock-based compensation costs for iTVX & DISH	2,700	15,864	(13,164)	nm
Corporate	12,398	11,291	1,107	9.8%
	$57,813	$62,213	$(4,400)	(7.1)%

	Year Ended March 31,		Dollar Change	% Change
Operating expenses	2013	2012
Entertainment Essentials™	$28,843	$26,375	$2,468	9.4%
Research, technology and innovation	6,215	4,662	1,553	33.3%
Stock-based compensation costs for DISH	15,864	527	15,337	nm
Corporate	11,291	11,343	(52)	(0.5)%
	$62,213	$42,907	$19,306	45.0%

Entertainment Essentials™
The increase in operating expense for our Entertainment Essentials™ services groups in Fiscal 2014 compared to Fiscal 2013 was primarily due to increased headcount in our sales and client services groups, as well as operating costs relating to iTVX, which was acquired on August 16, 2013.

The increase in operating expense for our Entertainment Essentials™ services groups in Fiscal 2013 compared to Fiscal 2012 was primarily due to increased headcount and other costs associated with the expansion of TV Essentials®.

Our long-term strategic plan is heavily focused on the development, growth and expansion of our Entertainment Essentials™ services, both domestically and internationally, and we consider these expenses to be investments which will leverage these services.

Research, Technology and Innovation
We are making significant investments in our systems which support our existing service lines, as well as products which are in the planning phases. We continue to integrate various third-party segmentation databases with our data and build our analytic capabilities. The increases in these costs relate to additional headcount, as well as increased costs relating to our systems. Additionally, we are incurring costs associated with our MRC accreditation process. These expenditures will likely increase our costs over the next twelve months. We believe we will be able to leverage these investments and generate revenue and earnings streams that contribute to our overall success.

Stock-based compensation costs for iTVX and DISH
Our acquisition of iTVX on August 16, 2013 included contingent consideration, which, if earned, will be paid on January 29, 2016. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Consolidated Statements of Operations. As of March 31, 2014, the fair value of the estimated contingent consideration arrangement increased by $2.7 million compared to the acquisition date fair value. The increase was a result of an increase in the value of our common stock price. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will impact the fair value of the payment and our results of operations.

In Fiscal 2013, we incurred costs related to the cancellation of a stock award granted to DISH that had been previously revalued at the end of each reporting period. In exchange for canceling the stock award and as compensation for past services, we paid DISH $5.8 million and issued 700,000 shares of our common stock during the second quarter of Fiscal 2013, and we recorded $15.9 million in expense related to this amendment and related stock award.

Corporate
The increase in Corporate expenses in Fiscal 2014 compared to Fiscal 2013 was primarily due to increases in headcount, professional services fees and higher bonus accruals.

Income Taxes
Our effective tax rate was 23.4% for Fiscal 2014 and was driven by a change in state law allowing research credits to be used to offset minimum tax in Oregon, as well as a benefit related to the release of valuation allowance upon the acquisition of iTVX. This benefit was offset by taxable income in some jurisdictions. The expected benefit from losses in other jurisdictions did not benefit the rate due to the recording of a valuation allowance.

Primarily due to our investments in acquisitions, as well as the growth in our media measurement services and our equity compensation structure, we have cumulative operating losses over the past three fiscal years. As a result, we evaluated various factors relating to these assets and determined in Fiscal 2012 that it was not more likely than not that all of our deferred tax assets would be realized and, accordingly, we recorded a full valuation allowance. This position did not change in Fiscal 2013 or Fiscal 2014. In the future, if we generate taxable income, we would re-evaluate our ability to utilize these deferred tax assets and the need for the valuation allowance, which could reduce future tax expense.

Our effective tax rate was 3.7% in Fiscal 2013. The rate was negatively affected by the recording of a $10.0 million valuation allowance to fully reserve our deferred tax assets.

Our effective tax rate was 9.7% in Fiscal 2012. The rate was negatively affected by the recording of a $4.0 million valuation allowance to fully reserve our deferred tax assets.

Income from Discontinued Operations, net of income taxes

Income from discontinued operations, net of income taxes for Fiscal 2014, 2013, and 2012 includes the results of our PPT® line of business and is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2014	2013
Income from discontinued operations, net of income taxes	$2,783	$2,491	$292	11.7%

	Year Ended March 31,		Dollar Change	% Change
	2013	2012
Income from discontinued operations, net of income taxes	$2,491	$2,753	$(262)	(9.5)%

The increase in income from discontinued operations, net of income taxes in Fiscal 2014 compared to Fiscal 2013 was due to an increase in revenue as a result of the addition of Blockbuster as a major customer and Warner Bros. as a major supplier during our third quarter of Fiscal 2013. In January 2014, Blockbuster exited the market.

The decrease in income from discontinued operations, net of income taxes in Fiscal 2013 compared to Fiscal 2012 was due to declines in transaction fees and fewer customers as a result of the general state of decline of physical DVD rentals from “brick and mortar” retail stores.

Inflation

We believe that the impact of inflation was minimal on our business in Fiscal 2014, 2013 and 2012.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least April 1, 2015.

Cash and cash equivalents and marketable securities increased $1.5 million to $22.0 million at March 31, 2014 from March 31, 2013. This increase resulted primarily from $6.3 million provided by operating activities and $3.5 million in proceeds from the issuance of our common stock, offset by $7.7 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of March 31, 2014, we had $3.2 million in foreign bank accounts, of which we plan to use $1.5 million to fund our international expansion and growth. The remaining cash is held by Sinotrak, our Chinese joint venture, and will be used to support growth for that operation.

We had $16.9 million invested in a fixed-income security fund as of March 31, 2014. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts receivable, net of allowances, increased $4.9 million to $12.5 million at March 31, 2014 from March 31, 2013, primarily due to revenue growth.

Other current assets increased $0.7 million to $2.8 million at March 31, 2014 from March 31, 2013 primarily due to a $0.6 million receivable from our landlord for a portion of the costs related to renovations made to our New York office. This amount is treated as a lease incentive, the value of which will reduce rent expense over the remaining lease term.

During Fiscal 2014, we spent $7.7 million on property and equipment, including $6.7 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $10.5 million on property and equipment for all of Fiscal 2015, of which approximately $6.8 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include primarily purchases of computers, servers and networking equipment.

Accounts payable increased $1.3 million to $2.3 million at March 31, 2014 from March 31, 2013, primarily due to the timing of payments and costs relating to our Entertainment Essentials™ lines of business.

Accrued data provider liabilities increased $0.4 million to $3.9 million at March 31, 2014 from March 31, 2013, primarily due to increased expenses incurred related to our data suppliers.

Accrued compensation, including the current and long-term portion, increased $6.2 million to $11.4 million at March 31, 2014 from March 31, 2013, primarily due to a $4.7 million accrual for contingent consideration associated with our acquisition of iTVX and $1.5 million in increases in payroll and bonus related accruals.

Deferred revenue and other credits was $2.6 million at March 31, 2014 and March 31, 2013. This balance includes amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.7 million at March 31, 2014, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in Portland and New York, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $54,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2015.

In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2014, 276,633 shares remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. In addition, in May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. This program expired in May 2012. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. During our fiscal year ending March 31, 2012, we repurchased 304,922 shares for a total price of $4.3 million pursuant to the May 2011 repurchase program. No shares have been purchased pursuant to the January 2006 authorization in the last three fiscal years. We did not repurchase any shares in Fiscal 2014.

We currently have a revolving line of credit for $15.0 million that matures December 31, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and we incur fees on the unused portion at 0.2%

per annum. The credit line is secured by substantially all of our assets. At March 31, 2014, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of March 31, 2014, we were in compliance with those covenants.

In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bore interest at 5% per annum and contained provisions relating to forgiveness if we met certain requirements. On April 3, 2013, the loan was forgiven in full. The balance of this loan was recorded as an offset to leasehold improvements and is being amortized as an offset to depreciation expense over the life of the related lease.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2014 follows (dollars in thousands):

	Payments Due By Fiscal Period
Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	2020 and beyond
Operating lease obligations	$18,164	$2,941	$4,893	$3,994	$6,336
Purchase obligations	44,430	15,598	25,815	3,017	—
Total Contractual Obligations	$62,594	$18,539	$30,708	$7,011	$6,336

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

Revenue Recognition

We generate our revenue from the delivery of subscription services and by providing analytical services and other information obtained from our systems in the form of custom reports. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We recognize revenue for our services when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The products or services have been delivered;

•	The fee is fixed or determinable; and

•	Collection of the fee is reasonably assured based on our collection history.

Subscription fees are recognized ratably over the period of service as of the date that our service or data is made available to the customer. Revenue related to custom reports is recognized as value is delivered to the customer. The pattern of revenue recognition for these reports varies depending on the terms of the individual contracts and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered and accepted by the customer.

We also enter into arrangements with multiple-elements, generally including subscription, analytic services and custom reporting. We recognize revenue under these arrangements in accordance with current guidance which requires us to allocate consideration at the inception of the arrangement to all elements, if they represent a separate unit of accounting, based on their relative selling prices. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) a best estimated selling price (“BESP”) if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a standalone basis. BESP reflects our estimate of what the selling price of a deliverable would be if it was regularly sold on a standalone basis.

We have concluded that we do not have VSOE, for these types of arrangements, and TPE is generally not available because our service offerings are highly differentiated and we are unable to obtain reliable information on the pricing practices of our competitors.

As such, BESP is used to allocate the total arrangement consideration at the arrangement’s inception based on each element’s relative selling price.

We determine BESP for our deliverables based on our overall pricing objectives, taking into consideration several internal and external factors including, but not limited to, current pricing practices, pricing concentrations (such as industry, channel, customer class or geography), internal costs and market penetration of a product or service. The total arrangement consideration is allocated to each of the elements based on the relative selling price. Once the total arrangement consideration has been allocated to each element, we commence revenue recognition for each element on a standalone basis as the data or service is delivered. In the future, as our pricing strategies and market conditions change, modifications may occur in the determination of BESP to reflect these changes. As a result, the future revenue recognized for these arrangements could differ from results in the current period.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $0.2 million and $0.3 million at March 31, 2014 and 2013, respectively. See also Schedule II, Valuation and Qualifying Accounts included in Item 8 of this Annual Report on Form 10-K.

Deferred Taxes

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes, from tax credits which have not been utilized, and from net operating loss carry-forwards. We calculate deferred tax assets and liabilities using enacted laws and tax rates that will be in effect when we expect the differences to reverse and be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset is not recorded for net operating loss carryforwards created by excess tax benefits from the exercise of stock options. To the extent such net operating loss carryforwards are utilized, stockholders’ equity will increase. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets. As of March 31, 2014 and 2013, we had a valuation allowance of $17.2 million and $14.1 million, respectively, recorded against our federal net operating and capital loss carry-forwards, as well as those net operating and capital loss carry-forwards in various state and foreign jurisdictions. As of March 31, 2014 and 2013, net deferred tax liabilities related to continuing operations totaled $0.7 million and $0.6 million, respectively.

Accounting for Unrecognized Tax Benefits

We record a benefit for uncertain tax positions only when we determine that those tax positions are more likely than not to be sustained on audit, based on the technical merits of the position. As of March 31, 2014 and 2013, the total amount of unrecognized tax benefits was $0.8 million and $1.1 million, respectively, excluding penalties and interest of $60,000 and $124,000, respectively. All unrecognized tax benefits at March 31, 2014 would affect the effective tax rate if recognized. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense in our Consolidated Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements.

Capitalized Software

Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software, which is used by us to provide various services to clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once this software is ready for use in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years from the date of utilization. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recorded in Fiscal 2014, 2013 or 2012. Changes in technology could affect our estimate of the useful life of those assets. Capitalized software costs, net of accumulated amortization, totaled $8.6 million and $7.5 million at March 31, 2014 and 2013, respectively. We also had $4.4 million and $1.9 million as of March 31, 2014 and 2013, respectively, of capitalized costs associated with software projects which are still in the application development stage.

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

Goodwill and Intangible Assets

In assessing the fair value of goodwill and other indefinite lived intangible assets, we first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Based on our qualitative assessment performed during the fourth quarter of Fiscal 2014, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of March 31, 2014 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method. We evaluate the estimated remaining lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on undiscounted cash flows attributable to that asset or group of assets. There were no impairment charges related to intangible assets during the years ended March 31, 2014, 2013 and 2012.

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

We operate globally and have exposure to market risk from changes in foreign exchange rates. In most markets, we generate revenue and expenses in local currencies. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from functional currency to our reporting currency (the United States Dollar) for consolidation purposes. Our most significant foreign currency risks relate to the Euro, the Australian Dollar and the Canadian Dollar. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a $28,000 increase to our operating loss for the year ended March 31, 2014.

We have exposure to interest rate risk related to our marketable securities and, to a lesser extent, our cash deposits. Our marketable securities are investments in fixed-income securities. We monitor this account regularly and have evaluated and assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows. Unrealized gains and losses on these investments will fluctuate and, historically, have not been significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 6, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 6, 2014

Rentrak Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$5,102	$3,835
Marketable securities	16,868	16,588
Accounts receivable, net of allowances for doubtful accounts of $162 and $305	12,525	7,634
Taxes receivable and prepaid taxes	122	—
Deferred tax assets, net	44	—
Assets held for sale	5,443	9,514
Other current assets	2,818	2,083
Total Current Assets	42,922	39,654
Property and equipment, net of accumulated depreciation of $23,785 and $18,941	17,891	13,903
Goodwill	7,034	4,998
Other intangible assets, net of accumulated amortization of $3,447 and $2,343	12,724	12,396
Other assets	696	830
Total Assets	$81,267	$71,781
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,339	$1,013
Accrued liabilities	370	912
Accrued data provider liabilities	3,887	3,459
Accrued compensation	6,743	5,210
Deferred tax liabilities, net	—	36
Deferred revenue and other credits	2,644	2,610
Liabilities held for sale	3,858	5,495
Total Current Liabilities	19,841	18,735
Deferred rent, long-term	2,413	2,238
Accrued compensation, long-term	4,700	—
Taxes payable, long-term	520	713
Deferred tax liability, net, long-term	759	574
Note payable and accrued interest	—	550
Total Liabilities	28,233	22,810
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 12,213 and 11,892	12	12
Capital in excess of par value	83,562	75,508
Accumulated other comprehensive income	409	31
Accumulated deficit	(31,823)	(27,569)
Stockholders’ Equity attributable to Rentrak Corporation	52,160	47,982
Noncontrolling interest	874	989
Total Stockholders’ Equity	53,034	48,971
Total Liabilities and Stockholders’ Equity	$81,267	$71,781
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended March 31,
	2014	2013	2012
Revenue	$75,600	$57,033	$47,044
Cost of revenue	27,247	21,347	14,775
Gross margin	48,353	35,686	32,269
Operating expenses:
Selling, general and administrative	48,799	55,998	38,245
Research, technology and innovation	9,014	6,215	4,662
Total operating expenses	57,813	62,213	42,907
Loss from continuing operations	(9,460)	(26,527)	(10,638)
Other income:
Investment income, net	125	378	477
Loss from continuing operations before income taxes	(9,335)	(26,149)	(10,161)
Income tax benefit	(2,183)	(980)	(982)
Loss from continuing operations, net of income taxes	(7,152)	(25,169)	(9,179)
Income from discontinued operations, net of income taxes	2,783	2,491	2,753
Net loss	(4,369)	(22,678)	(6,426)
Net loss attributable to noncontrolling interest	(115)	(61)	—
Net loss attributable to Rentrak Corporation	$(4,254)	$(22,617)	$(6,426)
Loss per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$(0.59)	$(2.14)	$(0.82)
Diluted	$(0.59)	$(2.14)	$(0.82)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$0.24	$0.21	$0.25
Diluted	$0.24	$0.21	$0.25
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.35)	$(1.93)	$(0.57)
Diluted	$(0.35)	$(1.93)	$(0.57)
Shares used in per share calculations:
Basic	12,177	11,733	11,197
Diluted	12,177	11,733	11,197

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss (In thousands, except footnote reference)

	For the Year Ended March 31,
	2014	2013	2012
Net loss	$(4,369)	$(22,678)	$(6,426)
Other comprehensive income (loss):
Foreign currency translation adjustments	370	(230)	(284)
Unrealized holding gains which arose during the period on available for sale securities (1)	73	34	137
Recognition of previously unrealized gains on available for sale securities included in net loss(2)	(65)	(114)	(42)
Other comprehensive income (loss)	378	(310)	(189)
Comprehensive loss	(3,991)	(22,988)	(6,615)
Comprehensive loss attributable to noncontrolling interest	(115)	(61)	—
Comprehensive loss attributable to Rentrak Corporation	$(3,876)	$(22,927)	$(6,615)

(1) For the year ended March 31, 2014, 2013 and 2012, the amounts are net of deferred taxes of $0, $(30,000) and $(101,000), respectively.

(2) For the year ended March 31, 2014, 2013 and 2012, the amounts are net of deferred tax benefits of $0, $83,000 and $31,000, respectively.
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity For The Years Ended March 31, 2014, 2013 and 2012 (In thousands)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Rentrak Stockholders’ Equity Total	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at March 31, 2011	11,243	$11	$54,358	$530	$1,474	$56,373	$—	$56,373
Net loss	—	—	—	—	(6,426)	(6,426)	—	(6,426)
Unrealized loss on foreign currency translation	—	—	—	(284)	—	(284)	—	(284)
Unrealized gain on investments, net of tax	—	—	—	95	—	95	—	95
Common stock issued pursuant to stock plans	159	—	1,008	—	—	1,008	—	1,008
Common stock used to pay for option exercises	(40)	—	(746)	—	—	(746)	—	(746)
Common stock used to pay for taxes associated with option exercises	(12)	—	(210)	—	—	(210)	—	(210)
Common stock issued in satisfaction of contingent payouts	33	—	—	—	—	—	—	—
Deferred stock units ("DSUs") granted to Board of Directors	—	—	792	—	—	792	—	792
Stock-based compensation - options	—	—	3,451	—	—	3,451	—	3,451
Stock-based compensation - Restricted stock units ("RSUs")	—	—	711	—	—	711	—	711
Common stock repurchased	(305)	—	(4,341)	—	—	(4,341)	—	(4,341)
Income tax effect from stock-based compensation	—	—	102	—	—	102	—	102
Balance at March 31, 2012	11,078	$11	$55,125	$341	$(4,952)	$50,525	$—	$50,525
Net loss	—	—	—	—	(22,617)	(22,617)	—	(22,617)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(61)	(61)
Unrealized loss on foreign currency translation	—	—	—	(230)	—	(230)	—	(230)
Unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)	—	(80)
Common stock issued pursuant to stock plans	50	—	322	—	—	322	—	322
Common stock used to pay for option exercises	(3)	—	(63)	—	—	(63)	—	(63)
Common stock used to pay for taxes associated with option exercises	(3)	—	(53)	—	—	(53)	—	(53)
Common stock issued pursuant to employee stock purchase plan ("ESPP")	37	—	511	—	—	511	—	511
Common stock issued in satisfaction of contingent payouts	33	—	—	—	—	—	—	—
Common stock issued to DISH Network	700	1	13,236	—	—	13,237	—	13,237
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	1,050	1,050
DSUs granted to Board of Directors	—	—	650	—	—	650	—	650
Stock-based compensation - options	—	—	5,252	—	—	5,252	—	5,252

Rentrak Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity For The Years Ended March 31, 2014, 2013 and 2012 (In thousands, except share amounts)—cont'd

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Rentrak Stockholders’ Equity Total	Noncontrolling Interest
	Shares	Amount						Total Equity
Stock-based compensation - ESPP	—	—	172	—	—	172	—	172
Stock-based compensation - RSUs	—	—	366	—	—	366	—	366
Income tax effect from stock-based compensation	—	—	(10)	—	—	(10)	—	(10)
Balance at March 31, 2013	11,892	$12	$75,508	$31	$(27,569)	$47,982	$989	$48,971
Net loss	—	—	—	—	(4,254)	(4,254)	—	(4,254)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(115)	(115)
Unrealized gain on foreign currency translation	—	—	—	370	—	370	—	370
Unrealized gain on investments, net of tax	—	—	—	8	—	8	—	8
Common stock issued pursuant to stock plans	362	—	3,634	—	—	3,634	—	3,634
Common stock used to pay for option exercises	(16)	—	(669)	—	—	(669)	—	(669)
Common stock used to pay for taxes associated with option exercises	(6)	—	(418)	—	—	(418)	—	(418)
Common stock issued pursuant to ESPP	29	—	506	—	—	506	—	506
Common stock used to pay for taxes associated with vested RSUs	(65)	—	(2,774)	—	—	(2,774)	—	(2,774)
Common stock issued for iTVX acquisition	17	—	405	—	—	405	—	405
DSUs granted to Board of Directors	—	—	656	—	—	656	—	656
Stock-based compensation - options	—	—	5,556	—	—	5,556	—	5,556
Stock-based compensation - ESPP	—	—	163	—	—	163	—	163
Stock-based compensation - RSUs	—	—	995	—	—	995	—	995
Balance at March 31, 2014	12,213	$12	$83,562	$409	$(31,823)	$52,160	$874	$53,034

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	For the Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(4,369)	$(22,678)	$(6,426)
Income from discontinued operations, net of income taxes	(2,783)	(2,491)	(2,753)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities of continuing operations:
Tax benefit from stock-based compensation	—	—	81
Depreciation and amortization	5,929	4,790	4,180
Stock-based compensation	8,058	18,781	4,952
Deferred income taxes	105	579	1,425
Loss on disposition of assets	4	29	1
Realized loss (gain) on marketable securities	65	(197)	(73)
Interest on note payable	—	25	25
Adjustment to allowance for doubtful accounts	(143)	145	28
(Increase) decrease, net of effect of acquisition, in:
Accounts and notes receivable	(4,891)	(564)	(434)
Taxes receivable and prepaid taxes	(122)	—	1,726
Other assets	(601)	(1,404)	72
Increase (decrease), net of effect of acquisition, in:
Accounts payable	1,156	(291)	—
Taxes payable	(286)	(33)	(422)
Accrued liabilities and compensation	1,512	(1,716)	2,642
Deferred revenue	(59)	489	705
Deferred rent	219	503	944
Net cash provided by operating activities of discontinued operations	2,471	2,387	3,528
Net cash provided by (used in) operating activities	6,265	(1,646)	10,201
Cash flows from investing activities:
Purchase of marketable securities	(23,004)	(23,091)	(18,403)
Sale of marketable securities	22,668	28,793	18,971
Proceeds from the sale of assets	—	47	—
Payments made to develop intangible assets	(174)	(183)	—
Purchase of property and equipment	(7,662)	(7,024)	(5,099)
Net cash used by investing activities of discontinued operations	(114)	(86)	(36)
Cash paid for acquisition	(372)	—	—
Net cash used in investing activities	(8,658)	(1,544)	(4,567)
Cash flows from financing activities:
Proceeds from note payable	—	—	500
Contributions from noncontrolling interest	—	1,050	—
Issuance of common stock	3,471	770	262
Repurchase of common stock	—	—	(4,341)
Net cash provided by (used in) financing activities	3,471	1,820	(3,579)

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands) —cont’d

	For the Year Ended March 31,
	2014	2013	2012
Effect of foreign exchange translation on cash	189	(321)	(350)
Increase (decrease) in cash and cash equivalents	1,267	(1,691)	1,705
Cash and cash equivalents:
Beginning of period	3,835	5,526	3,821
End of period	$5,102	$3,835	$5,526
Supplemental non-cash information:
Capitalized stock-based compensation	$1,614	$512	$362
Decrease in leasehold improvements related to forgiven loan	550	—	—
Common stock used to pay for acquisition	405	—	—

Supplemental cash flow information:
Income taxes paid	309	401	328
Income tax refunds	9	60	2,101
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Overview

Rentrak Corporation is headquartered in Portland, Oregon, with additional United States and international offices. Previously, we had two operating divisions within our corporate structure and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services and our Home Entertainment operating division, which included our distribution services, as well as services that measure, aggregate and report consumer rental activity on film product from traditional “brick and mortar,” online and kiosk retailers.

During the fourth quarter of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. The PPT® business represented 42.5% and 48.3% of our total revenue for our fiscal years ended March 31, 2013 and 2012, respectively. For Fiscal 2014, it would have represented 37.4% of our total revenue if we had decided to retain the line. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented.

As a result of our plan to divest our PPT® business, we will operate in a single business segment encompassing our media measurement services which are primarily delivered through scalable, Software as a Service (“SaaS”) products within our Entertainment Essentials™ lines of business. These big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, Video on Demand (“VOD”) and “Over the Top” television performance and worldwide box office results.

Note 2.	Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of Rentrak Corporation and its wholly owned subsidiaries, and those entities in which we have a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (“VIE”). Sinotrak has been included in our consolidated financial statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both parties and costs associated with its formation. The equity interests of the noncontrolling party, totaling $0.9 million and $1.0 million as of March 31, 2014 and 2013, respectively, are reported as a noncontrolling interest in our Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the years ended March 31, 2014 and 2013 are included in “Net loss attributable to noncontrolling interest” in our Consolidated Statements of Operations.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. We consider our most critical accounting policies to be those related to revenue recognition and those that require the use of estimates and assumptions, specifically, accounts receivable reserves, deferred tax asset valuation reserves, determining the realizable value of capitalized internally developed software costs, stock-based compensation, unrecognized tax benefits, goodwill impairment, intangible asset valuation and the determination of useful lives.

Revenue Recognition

We generate our revenue from the delivery of subscription services and by providing analytical services and other information obtained from our systems in the form of custom reports. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We recognize revenue for our services when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The products or services have been delivered;

•	The fee is fixed or determinable; and

•	Collection of the fee is reasonably assured based on our collection history.

Subscription fees are recognized ratably over the period of service as of the date that our service or data is made available to the customer. Revenue related to custom reports is recognized as value is delivered to the customer. The pattern of revenue recognition for these reports varies depending on the terms of the individual contracts and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered and accepted by the customer.

We also enter into arrangements with multiple-elements, generally including subscription, analytic services and custom reporting. We recognize revenue under these arrangements in accordance with current guidance which requires us to allocate consideration at the inception of the arrangement to all elements, if they represent a separate unit of accounting, based on their relative selling prices. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) a best estimated selling price (“BESP”) if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a standalone basis. BESP reflects our estimate of what the selling price of a deliverable would be if it was regularly sold on a standalone basis.

We have concluded that we do not have VSOE for these types of arrangements, and TPE is generally not available because our service offerings are highly differentiated and we are unable to obtain reliable information on the pricing practices of our competitors. As such, BESP is used to allocate the total arrangement consideration at the arrangement’s inception based on each element’s relative selling price.

We determine BESP for our deliverables based on our overall pricing objectives, taking into consideration several internal and external factors including, but not limited to, current pricing practices, pricing concentrations (such as industry, channel, customer class or geography), internal costs and market penetration of a product or service. The total arrangement consideration is allocated to each of the elements based on the relative selling price. Once the total arrangement consideration has been allocated to each element, we commence revenue recognition for each element on a standalone basis as the data or service is delivered. In the future, as our pricing strategies and market conditions change, modifications may occur in the determination of BESP to reflect these changes. As a result, the future revenue recognized for these arrangements could differ from results in the current period.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits. As of March 31, 2014, we had $3.2 million in foreign bank accounts, of which we plan to use $1.5 million to fund our international expansion and growth. The remaining cash is held by Sinotrak, and will be used to support growth for that venture.

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

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and accrued compensation. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2014 and 2013. See Note 5.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. No impairment charges were recorded in Fiscal 2014, 2013 or 2012. Asset impairment charges are included as a component of selling, general and administrative costs in our Consolidated Statements of Operations.

Acquisitions

The purchase price for acquisitions is allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed is allocated to goodwill. See Note 4.

Goodwill and Intangible Assets

In assessing the fair value of goodwill and other indefinite-lived intangible assets, we first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Based on our qualitative assessment performed during the fourth quarter of Fiscal 2014, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of March 31, 2014 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

We have long-term relationships with each of our Global Clients in our Movies Everywhere™ line of business. Currently, there are no competitors who provide global box office results, and we believe that the barriers to entry are quite high because the Global Clients prefer a single provider with world-wide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants. Should one terminate its relationship with us, it would no longer have access to world-wide data on all market participants and, currently, similar information is not available elsewhere.

Our turnover rate of clients has been minimal over the life of our product, and, given our service offerings, we do not expect our customers to change their relationships with us. Due to the absence of any competitor who can provide world-wide coverage, the tenure of our relationships with these Global Clients, and the fact that, historically, these Global Clients have preferred only one provider, our “Global relationships” intangible asset was determined to have an indefinite life. See Note 8. There were no impairment charges related to goodwill or indefinite-lived assets during the years ended March 31, 2014, 2013 and 2012.

We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method. We evaluate the estimated remaining lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on undiscounted cash flows attributable to that asset or group of assets. There were no impairment charges related to intangible assets during the years ended March 31, 2014, 2013 and 2012.

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

Long-Term Investment

We have one long-term investment included in other assets, which is valued based on the cost-method and had an aggregate carrying amount of $0.5 million as of March 31, 2014 and 2013. The fair value of our cost-method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We do not believe there are any events which occurred in Fiscal 2014 that would indicate impairment to its carrying value.

Landlord Incentives

The lease for our headquarters building located in Portland, Oregon and the lease for our offices in Portland and New York City contain provisions relating to allowances from our landlords associated with the costs of improvements, as well as free rent. These landlord incentives, which totaled $2.7 million at March 31, 2014 and $2.4 million at March 31, 2013, were recorded as deferred rent. The deferred rent related to qualified renovations is being amortized at the rate of approximately $54,000 per quarter as a reduction to rent expense over the remaining lease terms which extend through June 30, 2023.  The deferred rent related to free rent will also be amortized against rent expense over the remaining lease term and is expected to be approximately $13,000 per quarter for Fiscal 2015. See Note 14.

Capitalized Software

Capitalized software is included in property and equipment, net, and consists of costs to purchase and develop internal-use software, as well as costs to develop internal software which is used by us to provide various services to clients. These services provide unique data collection, management, analytic and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials® business line reports domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theater owners. Our OnDemand Essentials® business line measures and reports anonymous video on demand (“VOD”) usage data to our clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once we begin to utilize this software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment as discussed above. Changes in technology could affect our estimate of the useful life of these assets. Capitalized software costs, net of accumulated amortization, totaled $8.6 million and $7.5 million at March 31, 2014 and 2013, respectively. We also had $4.4 million and $1.9 million as of March 31, 2014 and 2013, respectively, of capitalized costs associated with software projects which are still in the application development stage. See Note 7.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2014 and 2013, we had a valuation allowance of $17.2 million and $14.1 million, respectively, against our deferred tax assets. As of March 31, 2014 and 2013, net deferred tax liabilities totaled $0.7 million and $0.6 million, respectively.

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2014 and 2013, the total amount of unrecognized tax benefits was $0.8 million and $1.1 million, respectively, excluding penalties and interest of $60,000 and $124,000, respectively. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense in our Consolidated Statements of Operations. All unrecognized tax benefits at March 31, 2014 would affect the effective tax rate if recognized. See Note 11.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, DSUs, cash-settled stock appreciation rights (“SARs”), stock-settled stock appreciation rights (“SSARs”), RSUs, and ESPP shares based on the estimated fair value of the award on the grant date.  We utilize the Black-Scholes options pricing model and Monte Carlo simulations for valuing our stock-based awards with a conversion or exercise price.

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

Stock-Based Compensation Agreements with Non-Employees

We recognize compensation expense for stock-based compensation agreements with non-employees based on the estimated fair value of the award on the grant date and at the end of each reporting period until we reach the measurement date.  We utilize the Black-Scholes valuation model to determine the end of period fair value of these awards and adjust the cumulative incremental change in value as compensation expense over the life of the award. See Note 13.

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The functional currency of our foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets. Foreign currency transaction gains (losses) are included as a component of selling, general and administrative expense in our Consolidated Statements of Operations.

Legal Costs

We may be a party to legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, and potential settlement claims related to various legal proceedings that are estimable and probable. If not estimable and probable, legal costs are expensed as incurred. Legal costs are included in selling, general and administrative expense in our Consolidated Statements of Operations.

Net Loss Per Share Attributable to Rentrak Corporation Common Stockholders

Following is a reconciliation of the shares used for the basic net loss per share attributable to Rentrak Corporation common stockholders (“EPS”) and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2014	2013	2012
Basic EPS:
Weighted average number of shares of common stock outstanding and vested DSUs	12,177	11,733	11,197
Diluted EPS:
Effect of dilutive DSUs and stock options	—	—	—
	12,177	11,733	11,197
Total outstanding options not included in diluted EPS as they would be antidilutive	2,822	2,850	2,020
Performance and market-based grants not included in diluted EPS	80	270	318

Note 3.	New Accounting Guidance
ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment” (“ASU 2014-08”). ASU 2014-08 amends the guidance related to reporting for discontinued operations. The amended guidance requires the assets and liabilities of a disposal group be separately presented in the asset and liability sections, respectively, of the statement of financial position. ASU 2014-08 is effective for annual and interim periods for fiscal years beginning after December 15, 2014, and early adoption is permitted. We adopted the provisions of ASU 2014-08 effective as of March 31, 2014, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

ASU 2013-11

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, our adoption of ASU 2013-02 in the first quarter of Fiscal 2014 did not have any effect on our financial position, results of operations, or cash flows.

ASU 2013-02

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 amends the guidance related to reporting amounts reclassified out of other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012, and early adoption is permitted. Since ASU 2013-02 relates only to the presentation of comprehensive income, our adoption of ASU 2013-02 in the first quarter of Fiscal 2014 did not have any effect on our financial position, results of operations, or cash flows.

Note 4.	Acquisitions
iTVX

On August 16, 2013, we acquired the outstanding stock of iTVX, a provider of branded entertainment analytics, insight and research, for $2.8 million. iTVX is reported as a component of TV Essentials® and expands our product and service offerings. We made an initial payment of $0.8 million, of which approximately $383,000 was paid in cash and $405,000 was paid with 17,209 shares of our common stock. The acquisition also includes contingent consideration which, if earned, will be paid on January 29, 2016, and is based on future revenue achieved after the completion of approximately 2 years. The range of the undiscounted amounts we could pay under the contingent consideration arrangement are between $0.5 million and $7.0 million. The fair value of the contingent consideration as of the acquisition date was $2.0 million. The contingent consideration payment will be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration).

We estimated the fair value of the contingent consideration using a beta probability distribution approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Consolidated Statements of Operations. See Note 6 for additional disclosures regarding our fair value methodologies. As of March 31, 2014, the fair value of the estimated contingent consideration arrangement increased by $2.7 million. The increase was a result of an increase in the value of our common stock price and has been included in selling, general and administrative expenses in our Consolidated Statements of Operations. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will impact the fair value of the payment and our results of operations. The fair value of the estimated contingent consideration as of March 31, 2014 is $4.7 million and is included in accrued compensation, long-term in our Consolidated Balance Sheets.

In allocating the purchase price consideration based on fair values, we recorded $0.9 million of acquired intangible assets with useful lives of 1 to 6 years, $1.9 million of goodwill, $0.3 million of net tangible assets and $0.3 million of deferred tax liabilities. The goodwill recorded in connection with this business combination is primarily related to the synergies to be achieved that are unique to our business. Goodwill is not amortized and will be evaluated annually for potential impairment in accordance with our policies related to Goodwill and Intangible Assets as described in Note 2. The goodwill will not be deductible for tax purposes.

The deferred tax liabilities acquired have been applied against our fully reserved deferred tax assets and, accordingly, we lowered our valuation allowance and recorded a tax benefit of $0.3 million for the period ended March 31, 2014.
For the period ended March 31, 2014, we included $0.7 million in revenue and $0.9 million in net losses related to iTVX since the acquisition date, excluding the adjustment for the contingent consideration as a result of the increase in our common stock price as noted above. For the period ended March 31, 2014, we incurred acquisition costs of $0.2 million as well as amortization expense of $0.1 million relating to the intangible assets acquired, which are included in selling, general and administrative expenses in our Consolidated Statements of Operations.

Media Salvation

On January 3, 2011, we acquired the outstanding stock of Media Salvation, Inc., for an initial cash payment of $250,000. Media Salvation provides sales and financial reporting systems and services to a major studio and independent film companies active in the electronic and mobile ad channels and is reported as a component of OnDemand Everywhere®. The stock purchase agreement contains provisions relating to additional contingent cash payments in the amount of $750,000 and contingent stock distributions valued at $2.0 million, which may be paid based on achieving certain performance requirements. On January 31, 2012, we issued 33,417 shares of our common stock with an acquisition date fair value of $1.0 million and made a cash payment of $250,000 in satisfaction of the first year contingent payout provisions. Both amounts had been previously accrued and, accordingly, there was no net effect on our Consolidated Balance Sheets and no effect on our Consolidated Statements of Operations. In February 2013, we issued the remaining 33,417 shares of our common stock with an acquisition date fair value of $1.0 million and made a cash payment in the amount of $500,000 in satisfaction of the second year contingent payout provisions. These amounts had also been accrued and, accordingly, there was no net effect on our Consolidated Balance Sheets and no effect on our Consolidated Statements of Operations.

Note 5.	Marketable Securities
Marketable securities, all of which were classified as “available-for-sale” at March 31, 2014 and 2013, consisted of the following (dollars in thousands):

	March 31,
	2014	2013
Available-for-sale marketable securities
Amortized cost	$16,868	$16,596
Gross unrecognized holding losses	—	(8)
Fair value	$16,868	$16,588

As of March 31, 2014, our marketable securities consisted of fixed-income securities with an average maturity of less than one year. Security values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these securities, which may adversely affect our results of operations, financial condition and liquidity.

In Fiscal 2014, $63,000 of recognized losses from the sale of available-for-sale securities was included as a component of investment income, net in our Consolidated Statements of Operations. In Fiscal 2013 and 2012, $197,000 and $73,000, respectively, of recognized gains from the sale of available-for-sale securities were included as a component of investment income, net in our Consolidated Statements of Operations.

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2014		March 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Adjustable-rate governmental bond funds	$—		$16,588	Level 1
Fixed-income securities	16,868	Level 1	—

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during Fiscal 2014.

See Note 4 for disclosures related to the fair value determination for the contingent consideration liability associated with our acquisition of iTVX, which is a Level 3 liability. There were no changes to our valuation techniques during Fiscal 2014.

Note 7.	Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	March 31,
	2014	2013
Furniture, fixtures and computer equipment	$10,873	$8,828
Leasehold improvements	3,044	3,175
Capitalized software(1)	27,759	20,841
	41,676	32,844
Less accumulated depreciation and amortization	(23,785)	(18,941)
	$17,891	$13,903
(1) Includes $4.4 million and $1.9 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2014 and 2013, respectively, and, as such, are not being amortized.

Depreciation expense was $5.0 million, $4.0 million and $3.1 million in Fiscal 2014, 2013 and 2012, respectively. Amortization expense related to capitalized software, included in the depreciation amounts above, was $3.2 million, $2.6 million and $2.1 million in Fiscal 2014, 2013 and 2012, respectively. Accumulated amortization related to capitalized software was $14.7 million and $11.5 million at March 31, 2014 and 2013, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years and thereafter as of March 31, 2014 is expected to be as follows (in thousands):

2015	$3,003
2016	2,422
2017	1,790
2018	1,167
2019	340
Thereafter	—
$8,722

Note 8.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

Year Ended March 31, 2014
Beginning balance	$4,998
Acquisition of iTVX	1,888
Currency translation	148
Ending balance	$7,034

Year Ended March 31, 2013
Beginning balance	$5,101
Currency translation	(103)
Ending balance	$4,998

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	March 31, 2014	March 31, 2013
Local relationships	6 to 10 years	$7,941	$6,979
Accumulated amortization		(3,251)	(2,217)
		4,690	4,762
Tradenames	2 to 3 years	75	50
Accumulated amortization		(58)	(50)
		17	—
Existing technology	4 years	334	66
Accumulated amortization		(108)	(66)
		226	—
Patents	20 years	419	244
Accumulated amortization		(29)	(10)
		390	234
Order backlog	1 year	2	—
Accumulated amortization		(1)	—
		1	—
Global relationships	Indefinite	7,400	7,400
Total		$12,724	$12,396

Amortization expense and currency translation were as follows (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
Local relationships	$883	$801	$828
Tradenames	8	14	17
Existing technology	42	—	33
Patents	18	8	2
Order backlog	1	—	—
Currency translation	152	(59)	(25)
	$1,104	$764	$855

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships	Trade Names	Existing Technology	Patents	Order Backlog
2015	$993	$12	$67	$21	$1
2016	993	5	67	21	—
2017	992	—	67	21	—
2018	870	—	25	21	—
2019	369	—	—	21	—
Thereafter	473	—	—	285	—
	$4,690	$17	$226	$390	$1

Note 9.	State of Oregon Loan
In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bore interest at 5% per annum and contained provisions relating to forgiveness if we met certain requirements. On April

3, 2013, the loan was forgiven in full. The balance of this loan was recorded as an offset to leasehold improvements and will be amortized as an offset to depreciation expense over the life of the lease, which expires in 2023. See Note 14.

Note 10.	Line of Credit
We currently have a revolving line of credit for $15.0 million that matures on December 31, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2% per annum, and we incur fees on the unused portion at 0.2% per annum. The credit line is secured by substantially all of our assets and includes certain financial covenants. The agreement allows for letters of credit to be issued, provided that, at any time, the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing. At March 31, 2014, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, we had no outstanding borrowings and we are in compliance with all covenants.

Note 11.	Income Taxes
Income (loss) before income taxes from continuing operations consisted of the following (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$(9,641)	$(25,827)	$(8,989)
Non-United States	306	(322)	(1,172)
	$(9,335)	$(26,149)	$(10,161)

The provision (benefit) for income taxes from continuing operations was as follows (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
Current tax provision (benefit):
Federal	$(200)	$—	$(563)
State	(291)	(10)	45
Foreign	376	208	171
	(115)	198	(347)
Deferred tax provision (benefit):
Federal	(1,437)	(825)	(518)
State	(515)	(355)	(355)
Foreign	(116)	2	238
	(2,068)	(1,178)	(635)
	$(2,183)	$(980)	$(982)

The reported provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
Tax benefit computed at statutory rates	$(3,174)	$(9,046)	$(3,460)
State taxes, net of federal benefit	(256)	(2,030)	(816)
Federal and state tax credits	(2,854)	(454)	(480)
Non-deductible expenses	1,192	133	130
Tax exempt income	(31)	(56)	(158)
Unrecognized tax benefits	(193)	83	(315)
Stock-based compensation	(44)	(2)	(26)
Meals and entertainment	79	71	66
Foreign tax rate differences	(66)	(77)	(45)
Change in valuation allowance	3,062	10,104	4,002
Adjustment to deferred income tax rate	63	58	39
Other	39	236	81
	$(2,183)	$(980)	$(982)

Deferred tax assets (liabilities) from continuing operations consisted of the following components (dollars in thousands):

	March 31,
	2014	2013
Current deferred taxes:
Accrued expense	$230	$282
Prepaid expenses	(91)	(76)
Other current	105	9
Total current deferred taxes	244	215
Valuation allowance - current	(200)	(251)
Net current deferred taxes	44	(36)
Non-current deferred taxes:
Depreciation and amortization	(1,456)	(800)
Deferred rent	978	989
Accelerated research and experimentation expenditures	(5,400)	(4,042)
Stock-based compensation	8,105	6,442
Net operating and capital loss carryforwards	10,209	9,510
Federal and state tax credits	3,705	1,076
Other	98	142
Total non-current deferred taxes	16,239	13,317
Valuation allowance	(16,998)	(13,891)
Net non-current deferred taxes	(759)	(574)
Net deferred taxes	$(715)	$(610)

Total gross deferred tax assets were approximately $23.4 million and $18.5 million at March 31, 2014 and 2013, respectively, and total deferred tax liabilities were approximately $6.9 million and $4.9 million, respectively. The increase to our valuation allowance was $3.1 million, $10.1 million and $3.9 million in Fiscal 2014, 2013 and 2012, respectively.

As of March 31, 2014 and 2013, we had federal net operating loss (“NOL”) carryforwards totaling approximately $36.5 million and $27.6 million, respectively, all of which have been offset by a valuation allowance. Upon utilization, a benefit of $23.0 million will be recorded in our Consolidated Statements of Operations and the remainder will be recorded in stockholders’ equity. The federal NOL carryforwards expire in Fiscal 2031 through 2034.

As of March 31, 2014 and 2013, we had gross state, county and local NOL carryforwards of approximately $104.8 million and $97.5 million, respectively, all of which have been offset by a valuation allowance. To clarify, the state gross NOL carryforwards consist of $41.7 million for the State of Oregon, $28.2 million for Multnomah County, $28.2 million for the City of Portland, and $6.7 million for all other jurisdictions. If utilized, a benefit of $1.5 million would be recorded in our Consolidated Statements of Operations and the remainder would be recorded in stockholders’ equity. The state NOL carryforwards expire in Fiscal 2015 through 2034.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, utilization of NOLs and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state NOLs and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. During Fiscal 2014, we acquired the stock of iTVX, an entity with net operating loss carryforwards. While the losses of iTVX will be subject to Section 382 and 383, it is anticipated that we will be able to utilize substantially all of iTVX’s federal and state NOLs and tax credit carryforwards.

As of March 31, 2014 and 2013, we had foreign NOL carryforwards totaling approximately $2.4 million and $0.7 million, respectively. Of these amounts, we reserved approximately $2.3 million and $0.7 million in Fiscal 2014 and 2013, respectively. Upon utilization, the NOL benefit will be recorded in our Consolidated Statements of Operations. A portion of the foreign NOL carryforwards expire in Fiscal 2017 through 2023, while the remainder carries forward indefinitely.

As of March 31, 2014 and 2013, we had federal research credit carryforwards totaling approximately $2.0 million and $1.8 million, respectively, all of which have been offset by a valuation allowance. Upon utilization, $1.3 million of the March 31, 2014 federal research credit carryforward and $1.1 million of the March 31, 2013 federal research credit carryforward will be recorded in our Consolidated Statements of Operations. The federal research credit carryforwards expire in Fiscal 2029 through 2034.

As of March 31, 2014 and 2013, we had state research credit carryforwards of approximately $0.4 million and $0.6 million, respectively, all of which have been offset by a valuation allowance. Upon utilization, $0.2 million of the March 31, 2014 state research credit carryforward and $0.5 million of the March 31, 2013 state research credit carryforward will be recorded in our Consolidated Statements of Operations. The state research credit carryforwards expire in Fiscal 2015 through 2019. Additionally, as of March 31, 2014, we had $3.7 million in other state credit carryforwards, all of which have been offset by a valuation allowance and all of which will be recorded in our Consolidated Statement of Operations upon utilization. These state credit carryforwards expire in Fiscal 2017 through 2019.

In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and/or whether loss carryback opportunities exist. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2014, based on these assessments, considerations and the lack of expected taxable income in the near term in the United States, France, Australia, China and Argentina, we are providing a valuation allowance against our deferred tax assets in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income.

As of March 31, 2014, no provision has been made for the United States, state or additional foreign income taxes related to undistributed losses of foreign subsidiaries which have been, or are intended to be, permanently reinvested outside of the United States. We do not have foreseeable plans to consider the subsidiaries as held for sale; therefore no deferred assets are being recorded.

Following is a roll-forward of our unrecognized tax benefits (in thousands):

Balance at March 31, 2011	$1,275
Additions for tax positions taken in Fiscal 2012	279
Decreases for lapses in statutes of limitation	(551)
Balance at March 31, 2012	1,003
Additions for tax positions taken in Fiscal 2013	145
Additions for tax positions taken in prior fiscal years	7
Decreases for lapses in statutes of limitation	(75)
Balance at March 31, 2013	1,080
Additions for tax positions taken in Fiscal 2014	131
Decrease for tax positions taken in prior fiscal years (payment of tax)	(12)
Decreases for lapses in statutes of limitation	(229)
Decreases for settlements with taxing authorities	(164)
Balance at March 31, 2014	$806

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $60,000 and $124,000 at March 31, 2014 and 2013, respectively. Net interest and penalties recognized as a component of the tax provision in Fiscal 2014, 2013 and 2012 totaled approximately $(64,000), $33,000 and $14,000, respectively.

We file United States federal income tax returns, foreign income tax returns in various jurisdictions and multiple state and local tax returns, of which Oregon is our largest jurisdiction. The open tax years subject to examination are March 31, 2012 to March 31, 2014 for the United States federal returns. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs or tax credits were generated and carried forward, and make adjustments up to the amount of the NOL or credit carryforward. The open tax years in all other jurisdictions range from March 31, 2005 to March 31, 2014. A potential reduction to the unrecognized tax benefits of approximately zero to $95,000, before interest, may occur in the next twelve months as a result of expiring statute of limitations periods.

Note 12.	Organizational Changes
During the fourth quarter of Fiscal 2012, we reorganized our foreign operations. As a result of these changes, we recognized severance related costs of approximately $0.9 million, legal costs of $0.1 million and travel expenses of $0.1 million as a component of selling, general and administrative expense in our Consolidated Statements of Operations during the fourth quarter of Fiscal 2012. As of March 31, 2012, $1.1 million was accrued as part of accrued compensation in our Consolidated Balance Sheets. In Fiscal 2013, we paid $1.0 million and the remaining $92,000 is expected to be paid in Fiscal 2015. We do not expect any additional significant charges related to these actions.

Note 13.	Stockholders’ Equity
Stock Repurchase Program
In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2014, 276,633 shares remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. In addition, in May 2011, our Board of Directors authorized a one-year share repurchase program for up to $5.0 million of our outstanding common stock. This program expired in May 2012. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities.

We repurchased the following shares in Fiscal 2012 pursuant to the May 2011 repurchase program. No shares have been purchased pursuant to the January 2006 authorization in the last three fiscal years (dollars in thousands):

	Number Repurchased	Average Price Per Share	Total Price
Fiscal 2014	—	—	—
Fiscal 2013	—	—	—
Fiscal 2012	304,922	$14.24	$4,341
	304,922	$14.24	$4,341

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2014	2013	2012
Weighted average grant-date per share fair value of stock options granted	$8.60	$9.27	$7.85
Weighted average grant-date per share fair value of RSUs and DSUs	36.72	17.64	14.20
Total intrinsic value of stock options exercised	6,227	662	1,861
Stock-based compensation recognized in results of continuing operations as a component of operating expenses(2)	8,058	21,408	4,952
Stock-based compensation recognized in results of operations as a component of income from discontinued operations, net of income taxes	397	384	166
Stock-based compensation capitalized as a component of property and equipment	1,614	512	362
Cash received from options exercised and shares purchased under all share-based arrangements(1)	2,965	259	262
Tax deduction related to stock options exercised	—	(10)	102

(1)
During Fiscal 2014, 2013 and 2012, we withheld $1.1 million, $0.1 million and $1.0 million, respectively, in shares to satisfy employment taxes on stock option exercises as well as the payment of the exercise price of stock options.

(2)
For the year ended March 31, 2014, we recognized $2.7 million in stock-based compensation related to the contingent consideration associated with the acquisition of iTVX (see Note 4). For the years ended March 31, 2013 and 2012, we recognized $15.9 million, and $0.5 million, respectively, in expense related to our stock-based compensation agreement with DISH (see Note 18).

We use the Black-Scholes model to measure the grant-date fair value of employee stock options and shares associated with our Employee Stock Purchase Plan. We also use the Black-Scholes model to determine the fair value of our non-employee option grants on a periodic basis. Those calculations used the following assumptions for the years ended March 31:

	Employee Stock Options
Year Ended March 31,	2014		2013		2012
	Low	High	Low	High	Low	High
Risk-free interest rate	1.12%	1.12%	0.49%	1.77%	1.39%	5.19%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected lives (in years)	4.0	4.0	3.8	7.8	3.6	7.4
Expected volatility	46.44%	46.44%	40.41%	49.36%	35.23%	44.19%

	Employee Stock Purchase Plan
Year Ended March 31,	2014		2013		2012
	Low	High	Low	High	Low	High
Risk-free interest rate	0.09%	0.09%	0.12%	0.15%	0.06%	0.06%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected lives (in years)	0.5	0.5	0.5	0.5	0.5	0.5
Expected volatility	36.72%	46.58%	34.75%	46.42%	77.48%	77.48%

	Non-Employee Options
Year Ended March 31,	2014		2013		2012
	Low	High	Low	High	Low	High
Risk-free interest rate	1.32%	2.56%	0.17%	1.77%	0.01%	3.17%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected lives (in years)	7.2	8.2	0.6	9.1	0.01	10.0
Expected volatility	40.64%	49.48%	39.06%	47.52%	34.97%	94.23%

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

2011 Incentive Plan

As of March 31, 2014, awards covering 1,693,485 shares of our common stock remained available for grant under our 2011 Plan and 4,760,101 shares of our common stock were reserved for issuance pursuant to the 2011 Plan and the Prior Incentive Plan combined.

Fiscal 2014 Stock Option Activity

Stock option activity for Fiscal 2014 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2013	2,626,989	$20.49
Granted	11,625	23.12
Exercised	(203,159)	18.55
Forfeited	(41,890)	19.99
Outstanding at March 31, 2014	2,393,565	$20.68
.

Certain information regarding options outstanding as of March 31, 2014 was as follows:

	Options Outstanding	Options Exercisable
Number	2,393,565	1,154,738
Weighted average exercise price	$20.68	$20.85
Aggregate intrinsic value	$49.5 million	$24.1 million
Weighted average remaining contractual term (in years)	7.1	6.6

Deferred Stock Units

DSU activity for Fiscal 2014 was as follows:

	DSUs Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2013	179,286	$15.40
Granted	29,609	23.41
Issued	—	—
Forfeited	—	—
Outstanding at March 31, 2014(1)	208,895	$16.54

(1)	Of the 208,895 DSUs outstanding at March 31, 2014, 197,993 were vested but not issued. The DSUs are not issued until the director holding such DSUs retires from the Board.

Restricted Stock Units

RSU activity for Fiscal 2014 was as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per RSU
Outstanding at March 31, 2013	238,816	$4.09
Granted	145,188	39.43
Vested and issued	(158,628)	—
Forfeited	(2,100)	33.65
Outstanding at March 31, 2014	223,276	$26.78

The outstanding RSUs vest based either on meeting certain performance and market conditions or based on the satisfaction of service requirements. In Fiscal 2014, 158,628 RSUs vested upon achieving one of the conditions related to the trading price of our common stock. We recognized $30,000 of additional compensation expense included in research, technology and innovation costs in our Consolidated Statements of Operations and capitalized $19,000 included in property, plant and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2 , as the awards vested prior to the completion of the initially estimated requisite service period. In conjunction with the issuance of shares in settlement of these RSUs, we withheld 64,590 shares in Fiscal 2014 to pay the associated withholding taxes on behalf of the employees.

In November 2011, Mr. Livek’s and Mr. Chemerow’s employment agreements were amended to extend the terms of the agreements and to modify the termination related provisions under certain circumstances. The fair value of the modifications to the RSU awards was estimated to be $0.6 million, based on a Monte Carlo simulation, and was recognized over the requisite service period.

In October 2012, the expiration date of a RSU award granted to an executive officer was extended by two years. The fair value of the modification to the RSU award was $0.4 million, based on a Monte Carlo simulation, and was recognized over the requisite service period.

Stock-Settled Stock Appreciation Rights

SSARs activity for Fiscal 2014 was as follows:

	SSARs Outstanding	Weighted Average Base Price	Weighted Average Grant Date per SSAR Fair Value
Outstanding at March 31, 2013	75,000	$14.50	$5.33
Granted	—	—	—
Issued	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2014	75,000	$14.50	$5.33

Stock-Based Compensation Agreement with Non-Employees

In the first quarter of Fiscal 2012, we granted options to purchase 40,000 shares of our common stock to non-employees in connection with internal software development services related to our Entertainment Essentials™ lines of business. The options were granted at the fair market value of our common stock on the dates of grant, which ranged from $17.43 to $22.20 per share, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments and are revalued at the end of each reporting period until they vest. The value recognized is capitalized and included in property, plant and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2. We capitalized $1.1 million and $0.1 million in the years ended March 31, 2014 and 2013, respectively, related to these awards.

Unrecognized Stock-Based Compensation Expense

As of March 31, 2014, the unrecognized compensation expense related to unvested stock-based awards was $13.8 million, and will be recognized over the weighted average remaining vesting period of 3.4 years.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (the “ESPP”) provides a means by which eligible employees are provided an opportunity to purchase shares of our common stock at a discount using payroll deductions, and, for employees in the United States, is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP authorizes the issuance of up to 100,000 shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. For the year ended March 31, 2014, we received $0.5 million for the purchase of 29,223 ESPP shares at a weighted average purchase price of $17.31 per share. As of March 31, 2014, 33,449 shares were available for issuance under the ESPP. We have received a total of $0.2 million in cash for the purchase of shares in the current purchase period ending in Fiscal 2015 and have recorded this amount as a component of accrued compensation in our Consolidated Balance Sheets.

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

Leases

We lease certain facilities under operating leases expiring at various dates through 2023. In December 2010, we amended the lease for our headquarters located in Portland, Oregon. The term of the lease was extended through 2026 with an option to terminate in 2021. This amendment, which was effective January 2011, lowered occupancy expenses over the next five years and includes a tenant improvement allowance of $0.8 million. As of March 31, 2014, we have received $0.6 million from the landlord related to the tenant improvements. Total square footage occupied after the amendment is 58,818 square feet. In addition, we received a $0.5 million forgivable loan from the State of Oregon in April 2011 for tenant improvements. This loan was forgiven in April 2013, see Note 9.

Also in December 2010, we negotiated tax credits with the City of Portland and the State of Oregon related to our leased facilities that are based on capital spending and are expected to lower our overall state and local property and income tax obligations for the next five years from that date.

In April 2012, we entered into a lease agreement for 6,480 square feet of office space in Los Angeles. The lease term extends through December 31, 2018.

In November 2012, we entered into a lease agreement for 12,200 square feet of office space in New York City. The lease term extends through June 30, 2023 and includes a tenant improvement allowance of $0.6 million. As of March 31, 2014, this amount has been recorded as a receivable and is included in other current assets in our Consolidated Balance Sheets.

In September 2013, we entered into a lease agreement for 3,977 square feet of office space in downtown Portland. The lease term extends through 2019, and includes free rent provisions and a tenant improvement allowance of $0.2 million.

Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2014 (dollars in thousands):

Year Ending March 31,
2015	$2,941
2016	2,532
2017	2,361
2018	2,112
2019	1,882
Thereafter	6,336
Total minimum lease payments	$18,164

The leases require us to pay for taxes, insurance and maintenance and contain escalation clauses. Rent expense under operating leases is recognized, net of the amortization of deferred rent, on a straight-line basis over the terms of the leases and was approximately $2.5 million in Fiscal 2014, $2.7 million in Fiscal 2013 and $2.0 million in Fiscal 2012.

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
We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Our contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Our contributions under the 401(k) Plan for calendar 2013, 2012 and 2011 were approximately $713,000, $585,000 and $464,000, respectively. Our plan year ends on December 31. For the period of January 1, 2014 to March 31, 2014, we paid $166,000 and accrued $38,000 for anticipated contributions related to the plan year ending December 31, 2014.

Note 17.	Business Segments and Enterprise-Wide Disclosures
Previously, we had two operating divisions within our corporate structure and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services and our Home Entertainment operating division, which included our distribution services as well as services that measure, aggregate and report consumer rental activity on film product from traditional “brick and mortar,” online and kiosk retailers.

During the fourth quarter of Fiscal 2014, we initiated our plan to sell our PPT® business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. The PPT® business represented 42.5% and 48.3% of our total revenue for our fiscal years ending 2013 and 2012, respectively. For Fiscal 2014, it would have represented 37.4% of our total revenue if we had decided to retain the line. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented.

As a result of our plan to divest our PPT® business, we will operate in a single business segment encompassing our media measurement services which are primarily delivered through scalable, Software as a Service (“SaaS”) products within our Entertainment Essentials™ lines of business. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, Video on Demand (“VOD”) and “Over the Top” television performance and worldwide box office results.

Revenue by Product Line

Revenue by product line (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
TV Everywhere™	$31,316	$17,599	$9,226
Movies Everywhere™	26,493	23,949	21,046
OnDemand Everywhere®	12,841	11,498	9,979
Other services(1)	4,950	3,987	6,793
	$75,600	$57,033	$47,044
(1) Other services includes the company’s Studio Direct Revenue Share (DRS) and Home Entertainment Essentials information businesses.

Geographic Revenue and Long-Lived Assets

Most of our revenue is generated within the United States. We also generate revenue in Russia, the United Kingdom, Australia, New Zealand, Germany, Austria, the Netherlands, Ireland, France, Mexico, Argentina, Chile, Brazil, Spain, Japan, Taiwan and South Korea. Cumulative revenue from these foreign locations accounted for 10.7%, 12.7% and 16.5% of total revenue in Fiscal 2014, 2013 and 2012, respectively.

Geographic revenue was as follows (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$67,498	$49,783	$39,272
All other countries	8,102	7,250	7,772
	$75,600	$57,033	$47,044

Our long-lived assets are located within the United States, France, Argentina, the United Kingdom, Germany, Mexico, Spain, China and Australia as follows (dollars in thousands):

	March 31,
	2014	2013
United States	$32,094	$25,535
All other countries	5,555	5,762
	$37,649	$31,297

No country other than the United States has long-lived assets that exceed 10% of the total.

No customer accounted for 10% or more of our total revenue in Fiscal 2014, 2013 or 2012, nor did any customer account for 10% or more of our accounts receivable balance at March 31, 2014 or 2013. We do not have any off‑balance sheet credit exposure related to our customers.

Note 18.	Amendment to DISH Agreement
In the second quarter of Fiscal 2013, we amended and extended our agreement with DISH. Under the terms of the previous arrangement, we provided DISH with a stock-based compensation arrangement which entitled DISH to a cash payment based on the increase in price of our common stock over a strike price of $15.48 per share (the “SAR”). The arrangement provided that DISH would receive three equal annual installments of 200,000 SARs. We revalued this award at the end of every reporting period. Additionally, the previous agreement contained a provision that provided for payment of a percentage of predefined net profits of the TV Essentials® line of business. However, no amounts were earned under the previous net profit sharing arrangement. In exchange for canceling the SAR and to compensate DISH for past services, in August 2012, we paid DISH $5.8 million and issued DISH 700,000 shares of common stock valued at $13.2 million. As of March 31, 2012, we had accrued $3.2 million as a component of accrued compensation in our Consolidated Balance Sheets relating to the SAR. For the year ended March 31, 2013, the additional expense related to the amendment was $15.9 million and is reflected in selling, general and administrative expense in our Consolidated Statements of Operations.

The new amendment extends the agreement through at least February 2016, includes predefined net profit sharing provisions of portions of our TV Essentials® line of business, and specifies minimum payments relating to those provisions, which will be expensed as a component of cost of revenue in our Consolidated Statements of Operations as they are earned by DISH.

Note 19.	Discontinued Operations
During the fourth quarter of Fiscal 2014, we initiated our plan to sell our PPT® business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. The PPT® business represented 42.5%and 48.3%of our total revenue for our fiscal years ending 2013 and 2012, respectively. For Fiscal 2014, it would have represented 37.4% of our total revenue if we had decided to retain the line. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented.

Operating results from discontinued operations are included in the Consolidated Statements of Operations as follows (dollars in thousands):

	Year ended March 31,
	2014	2013	2012
Revenue	$45,208	$42,144	$44,027
Income from operations	$4,655	$4,316	$4,730
Other expense	—	(1)	—
Income before income taxes	4,655	4,315	4,730
Income tax provision	1,872	1,824	1,977
Income from discontinued operations, net of income taxes	$2,783	$2,491	$2,753

As of March 31, 2014 and 2013, assets and liabilities relating to discontinued operations are as follows (dollars in thousands):

	March 31,
	2014	2013
Accounts receivable, net of allowances of $218 and $561	$5,015	$9,048
Other current assets	167	107
Property, plant and equipment, net of accumulated depreciation of $1,086 and $984	261	359
Total assets held for sale	$5,443	$9,514

Accounts payable	$3,009	$4,844
Accrued liabilities	1	—
Accrued compensation	848	651
Total liabilities held for sale	$3,858	$5,495

Income before income taxes from discontinued operations consisted of the following (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$4,615	$4,272	$4,686
Non-United States	40	43	44
	$4,655	$4,315	$4,730

The provision (benefit) for income taxes from discontinued operations was as follows (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	(2)	10	(13)
	(2)	10	(13)
Deferred tax provision:
Federal	1,414	1,270	1,394
State	459	543	596
Foreign	1	1	—
	1,874	1,814	1,990
	$1,872	$1,824	$1,977

Note 20.	Subsequent Events
We have considered all events that have occurred subsequent to March 31, 2014 and through June 6, 2014 and determined that no additional disclosure is required.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2014 were as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Revenue	$16,682	$17,843	$19,517	$21,558
Gross margin	10,393	11,014	12,697	14,249
Loss from operations	(2,331)	(2,438)	(1,842)	(2,849)
Income from discontinued operations, net of income taxes	761	802	665	555
Net loss attributable to Rentrak Corporation	(1,191)	(633)	(343)	(2,087)
Loss per share from continuing operations attributable to Rentrak Corporation:
Basic	(0.16)	(0.12)	(0.08)	(0.22)
Diluted	(0.16)	(0.12)	(0.08)	(0.22)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	0.06	0.07	0.05	0.05
Diluted	0.06	0.07	0.05	0.05
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	(0.10)	(0.05)	(0.03)	(0.17)
Diluted	(0.10)	(0.05)	(0.03)	(0.17)

2013
Revenue	$13,447	$13,882	$14,283	$15,421
Gross Margin	9,151	8,415	8,781	9,339
Loss from operations	(1,666)	(19,489)	(2,758)	(2,614)
Income from discontinued operations, net of income taxes	593	621	573	704
Net loss attributable to Rentrak Corporation	(618)	(18,157)	(1,814)	(2,028)
Loss per share from continuing operations attributable to Rentrak Corporation:
Basic	(0.10)	(1.61)	(0.20)	(0.23)
Diluted	(0.10)	(1.61)	(0.20)	(0.23)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	0.05	0.05	0.05	0.06
Diluted	0.05	0.05	0.05	0.06
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	(0.05)	(1.56)	(0.15)	(0.17)
Diluted	(0.05)	(1.56)	(0.15)	(0.17)

Rentrak Corporation
Schedule II
Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2012	$132	$100	$(25)	$(47)	$160
Fiscal 2013	160	210	—	(65)	305
Fiscal 2014	305	60	(94)	(109)	162
Valuation allowance on deferred tax assets
Fiscal 2012	$162	$3,928	$—	$—	$4,090
Fiscal 2013	4,090	10,052	—	—	14,142
Fiscal 2014	14,142	3,056	—	—	17,198

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in the 1992 Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2014. Our internal control over financial reporting as of March 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rentrak Corporation

We have audited the internal control over financial reporting of Rentrak Corporation and subsidiaries (collectively, the “Company”) as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2014, and our report dated June 6, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, Oregon
June 6, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers,” “Leadership Structure,” “Risk Management,” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2014 Proxy Statement. See “Executive Compensation,” “Director Compensation for Fiscal 2014” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2014, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(4)
Equity compensation plans (1)	2,774,736	$20.68	1,726,934
Equity compensation plans not approved by shareholders(2)	126,000	$26.91	—
Total	2,900,736	$20.68	1,726,934

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

(4)	Total number of securities remaining available includes securities from the 2011 Stock Incentive Plan and the 2011 Employee Stock Purchase Plan.
Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference to our 2014 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2014 Proxy Statement. See “Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2014 Proxy Statement. See “Matters Relating to Our Auditors.”

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

Date: June 6, 2014	RENTRAK CORPORATION
	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 6, 2014.

Principal Executive Officer and Director:

By:	/s/ William P. Livek
William P. Livek
Director and Chief Executive Officer

Principal Financial and Accounting Officer:

By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Remaining Directors:

By:	/s/ Brent D. Rosenthal
Brent D. Rosenthal, Non-Executive Chairman of the Board

By:	/s/ William E. Engel
William E. Engel, Director

By:	/s/ Richard Hochhauser
Richard Hochhauser, Director

By:	/s/ Anne MacDonald
Anne MacDonald, Director

By:	/s/ Martin B. O’Connor, II
Martin B. O’Connor, II, Director

By:	/s/ Ralph R. Shaw
Ralph R. Shaw, Director

By:	/s/ David Boylan
David Boylan, Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Master Purchase Agreement, dated as of December 4, 2009, by and between Rentrak Corporation and The Nielsen Company (US), LLC (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.1	2/4/2010
2.2	Amendment No. 1 to the Master Purchase Agreement, dated as of January 29, 2010 (the exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.2	2/4/2010
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005	10-K	000-15159	3.1	6/13/2005
3.2	1995 Restated Bylaws of Rentrak Corporation as amended through July 11, 2011	10-Q	000-15159	3.1	11/4/2011
10.1	Credit Agreement, dated December 1, 2008, between Rentrak Corporation and Wells Fargo Bank, National Association (“Credit Agreement”)	10-Q	000-15159	10.1	2/5/2009
10.2	First Amendment, dated December 1, 2009, to Credit Agreement	10-Q	000-15159	10.1	2/9/2010
10.3	Restated Second Amendment, dated December 1, 2011, to Credit Agreement	10-K	000-15159	10.3	6/8/2012
10.4	Third Amendment, dated May 31, 2012, to Credit Agreement	10-K	000-15159	10.4	6/8/2012
10.5	Fourth Amendment, dated August 21, 2012, to Credit Agreement	10-Q	000-15159	10.1	11/7/2012
10.6	Fifth Amendment, dated December 1, 2012, to Credit Agreement	10-Q	000-15159	10.1	2/7/2013
10.7	Revolving Line of Credit Note under Credit Agreement, dated December 1, 2012	10-Q	000-15159	10.2	2/7/2013
10.8	Rights Agreement dated as of May 18, 2005, between Rentrak Corporation and Computershare Trust Company N.A. as successor to United States Stock Transfer Corporation	8-K	000-15159	4.1	5/18/2005
10.9*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation	10-K	000-15159	10.5	6/14/2010
10.10*	1997 Equity Participation Plan of Rentrak Corporation, as amended (“1997 Equity Plan”)	10-K	000-15159	10.1	6/28/2002
10.11*	Rentrak Corporation 2005 Stock Incentive Plan	DEF 14A	000-15159	Appendix A	7/19/2005
10.12*	Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan	10-Q	000-15159	10.3	11/4/2011
10.13*	1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation (“Non-Officer Plan”)	S-8	333-28565	4.1	6/5/1997
10.14*	First Amendment to Non-Officer Plan	S-8	333-39021	4.1	10/29/1997
10.15*	Second Amendment to Non-Officer Plan	10-K	000-15159	10.31	6/28/2002
10.16*	Third Amendment to Non-Officer Plan	10-Q	000-15159	10.1	11/13/2002
10.17*	Rentrak Corporation Stock Appreciation Rights Plan	8-K/A	000-15159	10.1	10/14/2008
10.18*	Rentrak Corporation 2011 Incentive Plan	DEF 14A	000-15159	Appendix A	7/15/2011
10.19*	Rentrak Corporation 2011 Employee Stock Purchase Plan	DEF 14A	000-15159	Appendix B	7/15/2011
10.20*	Rentrak Corporation Annual Cash Bonus Plan	10-K	000-15159	10.29	6/14/2010
10.21*	Amended and Restated Employment Agreement dated June 15, 2009 with Paul A. Rosenbaum	10-Q	000-15159	10.5	8/7/2009
10.22*	Agreement dated March 31, 2010 with Paul A. Rosenbaum	10-K	000-15159	10.31	6/14/2010
10.23*	Consulting Agreement dated March 31, 2010, with Paul A. Rosenbaum	10-K	000-15159	10.32	6/14/2010
10.24*	Employment Agreement dated June 15, 2009 with William P. Livek	10-Q	000-15159	10.1	8/7/2009
10.25*	Amendment to Employment Agreement with William P. Livek, effective as of November 6, 2011	8-K	000-15159	10.1	11/10/2011
10.26*	Amendment No. 2 to Employment Agreement with William P. Livek, effective as of October 1, 2013	10-Q	000-15159	10.1	2/7/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.27*	Amended and Restated Employment Agreement dated October 15, 2009 with David I. Chemerow	10-Q	000-15159	10.6	11/9/2009
10.28*	Amendment to Employment Agreement with David I. Chemerow, effective as of November 6, 2011	8-K	000-15159	10.2	11/10/2011
10.29*	Amendment No. 2 to Employment Agreement with David I. Chemerow, effective as of October 1, 2013	10-Q	000-15159	10.2	2/7/2014
10.30*	Amended and Restated Employment Agreement dated March 30, 2010 with Amir Yazdani	10-K	000-15159	10.36	6/14/2010
10.31*	Amended and Restated Employment Agreement dated March 30, 2010 with Cathy Hetzel	10-K	000-15159	10.37	6/14/2010
10.32*	Amended and Restated Employment Agreement dated March 30, 2010 with Ronald Giambra	10-K	000-15159	10.38	6/14/2010
10.33*	Amended and Restated Employment Agreement dated March 30, 2010 with Marty Graham	10-K	000-15159	10.39	6/14/2010
10.34*	Amended and Restated Employment Agreement dated March 30, 2010 with Timothy S. Erwin	10-K	000-15159	10.40	6/14/2010
10.35*	Amended and Restated Employment Agreement dated March 30, 2010 with Christopher E. Roberts	10-K	000-15159	10.41	6/14/2010
10.36*†	Employment Agreement dated February 9, 2011 with Chris Wilson	10-Q	000-15159	10.1	8/9/2011
10.37*	Consulting Agreement, dated as of September 13, 2013, between Rentrak Corporation and David Boylan	10-Q	000-15159	10.1	11/8/2013
21	List of Subsidiaries of Registrant					X
23	Consent of Grant Thornton LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management Contract or Compensatory Plan or Arrangement.
†	Confidential treatment has been requested for certain portions of this agreement.