Form 10-Q
period 2014-06-30
RENTRAK CORP
filed 2014-08-07
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	12,301,682
(Class)	(Outstanding at August 4, 2014)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2014	March 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$7,178	$5,102
Marketable securities	12,868	16,868
Accounts receivable, net of allowances for doubtful accounts of $72 and $162	12,870	12,199
Taxes receivable and prepaid taxes	—	122
Deferred tax assets, net	43	44
Assets held for sale	4,834	5,443
Other current assets	2,195	2,818
Total Current Assets	39,988	42,596
Property and equipment, net of accumulated depreciation of $25,106 and $23,785	18,415	17,891
Goodwill	7,035	7,034
Other intangible assets, net of accumulated amortization of $3,728 and $3,447	12,504	12,724
Other assets	1,026	1,022
Total Assets	$78,968	$81,267
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,920	$1,766
Accrued liabilities	681	370
Accrued data provider liabilities	6,373	4,460
Accrued compensation	4,953	6,743
Deferred revenue and other credits	2,682	2,644
Liabilities held for sale	3,210	3,858
Total Current Liabilities	19,819	19,841
Deferred rent, long-term	2,379	2,413
Accrued compensation, long-term	4,200	4,700
Taxes payable, long-term	531	520
Deferred tax liability, net, long-term	818	759
Total Liabilities	27,747	28,233
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 30,000 shares authorized; shares issued and outstanding: 12,291 and 12,213	12	12
Capital in excess of par value	82,742	83,562
Accumulated other comprehensive income	435	409
Accumulated deficit	(32,789)	(31,823)
Stockholders’ Equity attributable to Rentrak Corporation	50,400	52,160
Noncontrolling interest	821	874
Total Stockholders’ Equity	51,221	53,034
Total Liabilities and Stockholders’ Equity	$78,968	$81,267
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2014	2013
Revenue	$22,344	$16,682
Cost of revenue	7,604	6,289
Gross margin	14,740	10,393
Operating expenses:
Selling, general and administrative	12,834	10,854
Research, technology and innovation	3,264	1,870
Total operating expenses	16,098	12,724
Loss from continuing operations	(1,358)	(2,331)
Other income:
Investment income, net	20	47
Loss from continuing operations before income taxes	(1,338)	(2,284)
Provision (benefit) for income taxes	29	(325)
Loss from continuing operations, net of income taxes	(1,367)	(1,959)
Income from discontinued operations, net of income taxes	348	761
Net loss	(1,019)	(1,198)
Net loss attributable to noncontrolling interest	(53)	(7)
Net loss attributable to Rentrak Corporation	$(966)	$(1,191)

Loss per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$(0.11)	$(0.16)
Diluted	$(0.11)	$(0.16)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)
Shares used in per share calculations:
Basic	12,505	12,062
Diluted	12,505	12,062
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote references)

	For the Three Months Ended June 30,

	2014	2013
Net loss	$(1,019)	$(1,198)
Other comprehensive income (loss):
Foreign currency translation adjustments	26	25
Unrealized holding losses which arose during the period on available-for-sale securities(1)	—	(39)
Other comprehensive income (loss)	26	(14)
Comprehensive loss	(993)	(1,212)
Comprehensive loss attributable to noncontrolling interest	(53)	(7)
Comprehensive loss attributable to Rentrak Corporation	$(940)	$(1,205)

(1) For the three months ended both June 30, 2014 and 2013, the amounts are net of zero deferred taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,019)	$(1,198)
Income from discontinued operations, net of income taxes	(348)	(761)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities of continuing operations:
Depreciation and amortization	1,655	1,375
Stock-based compensation	1,190	1,305
Deferred income taxes	60	505
Loss on disposition of assets	41	—
Adjustment to allowance for doubtful accounts	(90)	(35)
(Increase) decrease in:
Accounts receivable	(671)	(136)
Taxes receivable and prepaid taxes	122	(193)
Other assets	441	165
Increase (decrease) in:
Accounts payable	154	809
Taxes payable	341	(97)
Accrued liabilities and compensation	(2,877)	(43)
Deferred revenue	38	29
Deferred rent	(35)	69
Net cash provided by operating activities of discontinued operations	392	1,537
Net cash (used in) provided by operating activities	(606)	3,331
Cash flows from investing activities:
Purchase of marketable securities	(2,000)	(1,000)
Sale of marketable securities	6,000	—
Payments made to develop intangible assets	(26)	(80)
Purchase of property and equipment	(1,870)	(1,782)
Net cash used in investing activities of discontinued operations	—	(109)
Net cash provided by (used in) investing activities	2,104	(2,971)
Cash flows from financing activities:
Issuance of common stock	298	—
Net cash provided by financing activities	298	—
Effect of foreign exchange translation on cash	280	(114)
Increase in cash and cash equivalents	2,076	246
Cash and cash equivalents:
Beginning of period	5,102	3,835
End of period	$7,178	$4,081
Supplemental non-cash information:
Capitalized stock-based compensation	$70	$124
Common stock used to pay for option exercises	1,485	69
Common stock used to pay for taxes associated with option exercises	990	32
Common stock used to pay for taxes associated with vested restricted stock units	1,991	—
Decrease in leasehold improvements related to forgiven loan	—	550
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 (“Fiscal 2015”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2014 Annual Report on Form 10-K (the “Form 10-K”).

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

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (“VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $0.8 million as of June 30, 2014, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three months ended June 30, 2014, are included in ”Net loss attributable to noncontrolling interest” on our Condensed Consolidated Statements of Operations.

Note 2.	Net Loss Per Share
Following is a reconciliation of the shares used for the basic loss per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended June 30,
	2014	2013
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	12,505	12,062
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—
	12,505	12,062
Total outstanding options not included in diluted EPS as they would be antidilutive	3,198	2,837
Performance and market-based grants not included in diluted EPS	—	239

(1)
Includes 200,807 and 170,112 vested cumulative DSUs, respectively, for the three months ended June 30, 2014 and 2013 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.Discontinued Operations
During the fourth quarter of Fiscal 2014, we initiated our plan to sell our PPT® business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. Had we decided to retain the line, for the three months ended June 30, 2014 and 2013, it would have represented 27.8% and 42.2%, respectively, of our total revenue. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results, and the PPT® business is reported as discontinued operations for all periods presented.

Operating results from discontinued operations are included in the Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Revenue	$8,582	$12,160
Income from operations	$588	$1,312
Other expense	—	—
Income before income taxes	588	1,312
Income tax provision	240	551
Income from discontinued operations, net of income taxes	$348	$761

As of June 30, 2014 and March 31, 2014, assets and liabilities relating to discontinued operations are as follows (dollars in thousands):

	June 30, 2014	March 31, 2014
Accounts receivable, net of allowances of $206 and $218	$4,471	$5,015
Other current assets	162	167
Property, plant and equipment, net of accumulated depreciation of $1,147 and $1,086	201	261
Total assets held for sale	$4,834	$5,443

Accounts payable	$2,863	$3,009
Accrued liabilities	—	1
Accrued compensation	347	848
Total liabilities held for sale	$3,210	$3,858

Note 4.Stock-Based Compensation
The following table summarizes our stock based grants:

Three Months Ended
June 30, 2014
Restricted Stock (“RSU”) grants:
Units granted from 2011 Incentive Plan	462,403
Vesting period, in years - high (1)	10
Vesting period, in years - low (2)	3
Compensation information related to RSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$22,284
Total expected expense to be recognized in Fiscal 2015(3)	$2,127
Expense recognized as a component of operating expenses	$273

RSUs vesting in period:(4)	80,188
Additional compensation expense recorded for awards vesting prior to the completion of the initially estimated requisite service period, recognized as a component of operating expenses (in thousands)	$6
Shares withheld in payment for taxes associated with vested RSUs	38,500
(1) Awards granted with this provision vest evenly at the end of each of the next ten years. These awards had an implied service period of five years and were to be amortized over that period. Subsequent to June 30, 2014, the agreements were amended to clarify an implied service period of 10 years.
(2) Awards granted with this provision cliff vest at the end of three years.
(3) Value reflects clarification described above, total expected expense to be recognized in Fiscal 2015 before the amendment was $3.7 million.
(4) RSUs vested upon achieving conditions related to the trading price of our common stock.

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2014		March 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Fixed-income securities	$12,868	Level 1	$16,868	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first three months of Fiscal 2015.

See Note 6 for disclosures related to the fair value determination for the contingent consideration liability associated with our acquisition of iTVX, which is a Level 3 liability. There were no changes to our valuation techniques during the first three months of Fiscal 2015.

Marketable securities, all of which were classified as “available-for-sale” at June 30, 2014 and March 31, 2014, are recorded at cost as there were no unrealized gains or losses reported.

Note 6.Acquisition of iTVX, Inc. (“iTVX”)
In August 2013, we acquired the outstanding stock of iTVX, a provider of branded entertainment analytics, insight and research, for $2.8 million. iTVX is reported as a component of TV Essentials® and expands our product and service offerings. We made an initial payment of approximately $0.8 million, of which $383,000 was paid in cash and $405,000 was paid with 17,209 shares of our common stock. The acquisition also includes contingent consideration which, if earned, will be paid in January 2016, and is based on future revenue achieved after the completion of approximately 2 years. The range of the undiscounted amounts we could pay under the contingent consideration arrangement is between $0.5 million and $7.0 million. The fair value of the contingent consideration as of the acquisition date was $2.0 million. The contingent consideration payment will be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration).

We estimated the fair value of the contingent consideration using a beta probability distribution approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Condensed Consolidated Statements of Operations. In the three month period ended June 30, 2014, the fair value of the estimated contingent consideration arrangement, as well as the related expense, decreased by $0.5 million. The decrease was a result of a decrease in the value of our common stock price and has been included in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will affect the fair value of the payment and our results of operations. The fair value of the estimated contingent consideration as of June 30, 2014, was $4.2 million and is included in accrued compensation, long-term in our Condensed Consolidated Balance Sheets.

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

For the three months ended June 30, 2014, we included $0.4 million in revenue and $0.3 million in net losses related to iTVX since the acquisition date, partially offset by the adjustment for the contingent consideration as a result of the decrease in our common stock price as noted above. For the three months ended June 30, 2014, we incurred amortization expense of $46,000 relating to the intangible assets acquired, which is included in selling and administrative expenses in our Condensed Consolidated Statements of Operations.

Note 7.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

Three Months Ended June 30, 2014
Beginning balance	$7,034
Currency translation	1
Ending balance	$7,035

Year Ended March 31, 2014
Beginning balance	$4,998
Acquisition of iTVX	1,888
Currency translation	148
Ending balance	$7,034

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	June 30, 2014	March 31, 2014
Local relationships	6 to 10 years	$7,977	$7,941
Accumulated amortization		(3,507)	(3,251)
		4,470	4,690
Trade names	2 to 3 years	75	75
Accumulated amortization		(61)	(58)
		14	17
Existing technology	4 years	334	334
Accumulated amortization		(125)	(108)
		209	226
Patents	20 years	444	419
Accumulated amortization		(33)	(29)
		411	390
Order backlog	1 year	2	2
Accumulated amortization		(2)	(1)
		—	1
Global relationships	Indefinite	7,400	7,400
Total		$12,504	$12,724

Amortization expense and currency translation were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Local relationships	$236	$201
Trade names	3	—
Existing technology	17	—
Patents	5	4
Order backlog	1	—
Currency translation	19	11
	$281	$216

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships	Trade names	Existing Technology	Patents
Remainder of Fiscal 2015	$750	$9	$50	$17
2016	1,000	5	67	22
2017	1,001	—	67	22
2018	876	—	25	22
2019	370	—	—	23
Thereafter	473	—	—	305
	$4,470	$14	$209	$411

Note 8.	New Accounting Guidance
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
We have considered all events that have occurred subsequent to June 30, 2014 and through the date of this filing and determined that no additional disclosure is required.

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

•	increases in our costs over the next twelve months;

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	increased spending on property and equipment in Fiscal 2015 for the capitalization of internally developed software, computer equipment and other purposes;

•	expected amortization of our deferred rent; and

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2015.

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“Fiscal 2014”) as filed with the Securities and Exchange Commission on June 6, 2014 for a discussion of reasons why our actual results may differ materially from our forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Business Overview
We are a global media measurement and information company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges television viewership information from over 100 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 100,000 movie screens in 36 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the internet or on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”) and Video-On-Demand (“VOD”), whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses and program and market their networks and more precisely target and sell their advertising inventory. The benefits to the advertising community are improvements in profitability by effectively targeting specific TV shows against the demographics of the products viewers buy, the cars viewers drive and how viewers are likely to vote in elections. The benefits to the movie industry and video (TV) content owners are that they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our databases to populate programmatic buying systems. These systems automate the buying process and introduce efficiencies for both advertising agencies and their clients.

Previously, we had two operating divisions within our corporate structure and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services, and our Home Entertainment operating division, which included our distribution services as well as services that measured, aggregated and reported consumer rental activity on film product from traditional “brick and mortar,” online and kiosk retailers.

During the fourth quarter of Fiscal 2014, we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented.

Our media measurement services are primarily delivered through scalable, SaaS products within our Entertainment Essentials™ lines of business. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and local stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, VOD and “Over the Top” television performance and worldwide box office results. Our movie measurement business is a global business measuring more than 90% of the ticket sales globally in real or near real time, allowing for decisions to be made to market to, promote and manage the industry for maximum profitability.

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

Results of Operations
Our results are as follows (dollars in thousands):

	Three Months Ended June 30, (1)
	2014		2013
	Dollars	% of revenue	Dollars	% of revenue
Revenue	$22,344	100.0%	$16,682	100.0%
Cost of revenue(2)	7,604	34.0	6,289	37.7
Gross margin	14,740	66.0	10,393	62.3
Operating expenses:
Selling, general and administrative(2)(3)	12,834	57.4	10,854	65.1
Research, technology and innovation(2)(3)	3,264	14.6	1,870	11.2
Total operating expenses	16,098	72.0	12,724	76.3
Loss from continuing operations	(1,358)	(6.1)	(2,331)	(14.0)
Other income:
Investment income, net	20	0.1	47	0.3
Loss from continuing operations before income taxes	(1,338)	(6.0)	(2,284)	(13.7)
Provision (benefit) for income taxes	29	0.1	(325)	(1.9)
Loss from continuing operations, net of income taxes	(1,367)	(6.1)	(1,959)	(11.7)
Income from discontinued operations, net of income taxes(2)(3)	348	1.6	761	4.6
Net loss	(1,019)	(4.6)	(1,198)	(7.2)
Net loss attributable to noncontrolling interest	(53)	(0.2)	(7)	—
Net loss attributable to Rentrak Corporation	$(966)	(4.3)%	$(1,191)	(7.1)%

(1) Percentages may not add due to rounding. All prior periods presented have been restated as a result of reporting our PPT® business as discontinued operations. See Note 3 of Notes to Condensed Consolidated Financial Statements.

(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$883		$783
Selling, general and administrative	557		460
Research, technology and innovation	215		132
Net income from discontinued operations	40		40
	$1,695		$1,415

(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative	$1,452		$1,163
iTVX contingent consideration	(500)		—
Research, technology and innovation	238		142
	1,190		$1,305
Net income from discontinued operations	103		94
	$1,293		$2,704

Revenue

Revenue increased $5.7 million, or 33.9%, to $22.3 million in the first quarter of Fiscal 2015, compared to $16.7 million in the first quarter of Fiscal 2014. These fluctuations are described in more detail below.

Revenue information is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2014	2013
TV Everywhere™	$10,506	$5,697	$4,809	84.4%
Movies Everywhere™	7,393	6,461	932	14.4%
OnDemand Everywhere®	3,248	3,316	(68)	(2.1)%
Other services	1,197	1,208	(11)	(0.9)%
	$22,344	$16,682	$5,662	33.9%

The increase in TV Everywhere™ revenue in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was due primarily to the addition of new clients, sales of new service offerings, custom reports and rate increases for existing clients.

The increase in Movies Everywhere™ revenue in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was primarily due to rate increases for existing clients, sales of new services and the addition of new clients.

The decrease in OnDemand Everywhere® revenue in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was primarily due to fewer custom reports and projects.

Other services primarily includes DRS revenue and measurement services relating to physical content in the home video rental industry. The decrease in revenue in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was primarily due to a decrease in home video rental transactions.

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

Cost of revenue increased $1.3 million, or 20.9%, in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014.

Cost of revenue information is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2014	2013
Costs related to:
Amortization of internally developed software	$883	$783	$100	12.8%
Call center operation	1,472	1,401	71	5.1%
Obtaining and processing data	5,249	4,105	1,144	27.9%
	$7,604	$6,289	$1,315	20.9%

The increases in cost of revenue in the first quarter of Fiscal 2015 compared to the same period of the prior year resulted primarily from expanding household coverage with existing data supplier agreements, and the addition of new data supplier agreements.

Gross margin as a percentage of revenue was as follows:

	Three Months Ended June 30,
	2014	2013
Gross margin	66.0%	62.3%

The costs associated with our existing data supplier agreements are largely fixed. This, coupled with the increases in revenue noted above, resulted in improvements in gross margin in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014.

Operating Expenses
Operating expenses consist primarily of compensation and benefits, information technology, development, innovation and analytics, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Operating expense information is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
Operating expenses	2014	2013
Entertainment Essentials™	$9,663	$7,798	$1,865	23.9%
Research, technology and innovation	3,264	1,870	1,394	74.5%
Stock-based compensation costs for iTVX	(500)	—	(500)	nm
Corporate	3,671	3,056	615	20.1%
	$16,098	$12,724	$3,374	26.5%

Entertainment Essentials™
The increase in operating expense for our Entertainment Essentials™ services groups in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was primarily due to increased headcount in our sales and client services groups, as well as operating costs relating to iTVX, which was acquired in August 2013.

Our long-term strategic plan is heavily focused on the development, growth and expansion of our Entertainment Essentials™ services, both domestically and internationally, and we consider these expenses to be investments which will leverage these services.

Research, Technology and Innovation
We are making significant investments in our systems which support our existing service lines, as well as products which are in the planning phases. We continue to integrate various third-party segmentation databases with our data and build our analytic capabilities. The increases in these costs relate to additional headcount, as well as increased costs relating to our systems. Additionally, we are incurring costs associated with our Media Rating Council (“MRC”) accreditation process. These expenditures will likely increase our costs over the next twelve months. We believe we will be able to leverage these investments and generate revenue and earnings streams that will contribute to our overall success.

Stock-based compensation costs for iTVX
Our acquisition of iTVX in August 2013 included contingent consideration, which, if earned, will be paid in January 2016. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Condensed Consolidated Statements of Operations. For the three month period ended June 30, 2014, the fair value of the estimated contingent consideration arrangement decreased by $0.5 million compared to the fair value as of March 31, 2014. The decrease was a result of a decrease in the value of our common stock price. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will affect the fair value of the payment and our results of operations.

Corporate
The increase in Corporate expenses in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was primarily due to increases in stock-based compensation and higher bonus accruals.

Income Taxes
Our effective tax rate is determined by excluding certain jurisdictions with net losses. As a result, the tax provision was 2.2% and 14.2% in the first quarter of Fiscal 2015 and 2014, respectively.

Income from Discontinued Operations, net of income taxes

Income from discontinued operations, net of income taxes, includes the results of our PPT® line of business and for the first quarter of Fiscal 2015 and 2014, respectively, is as follows (dollars in thousands):

	Three Months Ended June 30		Dollar Change	% Change
	2014	2013
Income from discontinued operations, net of income taxes	$348	$761	$(413)	(54.3)%

The decrease in income from discontinued operations, net of income taxes in the first quarter of Fiscal 2015 compared to the first quarter of Fiscal 2014 was primarily due to the continued decline in physical DVD rental transactions from retail stores as well as the exit of Blockbuster from the market in January 2014.

Net Loss to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock-based compensation expense and other non-operating items from our Condensed Consolidated Statements of Operations as well as certain other items specifically described below.

We believe that Adjusted EBITDA is helpful as an indicator of the current financial performance of our company and our capacity to operationally fund capital expenditures and working capital requirements. Due to the nature of our internally developed software which supports our Essentials® services and our use of stock-based compensation, we incur significant non-cash charges for depreciation, amortization and stock-based compensation expense that may not be indicative of our operating performance from a cash perspective. We also adjust for acquisition and non-recurring costs as we believe this provides a useful metric by which to compare performance from period to period.

Adjusted EBITDA does not represent cash flows from operations as defined by GAAP, is not derived in accordance with GAAP and should not be considered as an alternative to net loss (the most comparable GAAP financial measure to Adjusted EBITDA).

The table below presents a reconciliation from net loss to Adjusted EBITDA (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Net loss attributable to Rentrak Corporation	$(966)	$(1,191)
Adjustments:
Income from discontinued operations	(348)	(761)
Income tax provision (benefit)	29	(325)
Investment income, net	(20)	(47)
Depreciation and amortization from continuing operations	1,655	1,375
Stock-based compensation from continuing operations(1)	1,690	1,305
Adjusted EBITDA	$2,040	$356
iTVX stock-based compensation	(500)	—
Acquisition/reorganization costs	46	84
Adjusted EBITDA before iTVX stock-based compensation, acquisition and reorganization costs	$1,586	$440
(1) Excludes iTVX stock-based compensation.

Adjusted EBITDA before iTVX stock-based compensation, acquisition and reorganization costs increased $1.1 million in the first quarter of Fiscal 2015 compared to same period of the prior year primarily due to the growth in revenue.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2015.

Cash and cash equivalents and marketable securities decreased $1.9 million to $20.0 million at June 30, 2014 from March 31, 2014. This decrease resulted primarily from $1.9 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event we repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of June 30, 2014, we had $3.6 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $12.9 million invested in a fixed-income security fund as of June 30, 2014. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts receivable, net of allowances, increased $0.7 million to $12.9 million at June 30, 2014 from March 31, 2014, primarily due to the increase in revenue in the first quarter of Fiscal 2015 compared to the fourth quarter of Fiscal 2014.

During the first three months of Fiscal 2015, we spent $1.9 million on property and equipment, including $1.6 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $10.6 million in Fiscal 2015 on property and equipment, of which approximately $6.7 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued data provider liabilities increased $1.9 million to $6.4 million at June 30, 2014 from March 31, 2014, primarily due to increased expenses incurred related to our data suppliers.

Accrued compensation decreased $1.8 million to $5.0 million at June 30, 2014 from March 31, 2014, primarily due to a $2.5 million decrease in our bonus accrual related to Fiscal 2014 bonuses which were paid during the first quarter of Fiscal 2015, partially offset by a $0.5 million reduction in the accrual for contingent consideration associated with our acquisition of iTVX.

Deferred revenue and other credits of $2.7 million at June 30, 2014 included amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.6 million at June 30, 2014, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York and Portland, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $54,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $13,000 per quarter for Fiscal 2015.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and we incur fees on the unused portion at a rate of 0.2% per annum. The credit line is secured by substantially all of our assets. At June 30, 2014, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of June 30, 2014, we were in compliance with those covenants.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
We reaffirm the critical accounting policies and estimates as reported in our Fiscal 2014 Annual Report on Form 10-K.

New Accounting Guidance
See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There have been no material changes in our reported market risks since the filing of our Fiscal 2014 Annual Report on Form 10-K.

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
Our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Fiscal 2014 Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Fiscal 2014 Form 10-K.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Fourth Amendment to Employment Agreement with William P. Livek, effective as of July 25, 2014.

10.2	Fourth Amendment to Employment Agreement with David I. Chemerow, effective as of July 25, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 7, 2014	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer