Form 10-Q
period 2014-09-30
RENTRAK CORP
filed 2014-11-06
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	12,364,924
(Class)	(Outstanding at October 31, 2014)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2014	March 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$4,476	$5,102
Marketable securities	18,833	16,868
Accounts receivable, net of allowances for doubtful accounts of $85 and $162	14,946	12,199
Taxes receivable and prepaid taxes	—	122
Deferred tax assets, net	38	44
Assets held for sale	4,256	5,443
Other current assets	1,888	2,818
Total Current Assets	44,437	42,596
Property and equipment, net of accumulated depreciation of $25,584 and $23,785	20,513	17,891
Goodwill	6,841	7,034
Other intangible assets, net of accumulated amortization of $3,837 and $3,447	12,156	12,724
Other assets	1,014	1,022
Total Assets	$84,961	$81,267
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,654	$1,766
Accrued liabilities	1,275	370
Accrued data provider liabilities	8,500	4,460
Accrued compensation	5,445	6,743
Deferred revenue and other credits	3,423	2,644
Liabilities held for sale	2,995	3,858
Total Current Liabilities	23,292	19,841
Deferred rent, long-term	2,329	2,413
Accrued compensation, long-term	4,800	4,700
Taxes payable, long-term	542	520
Deferred tax liability, net, long-term	884	759
Total Liabilities	31,847	28,233
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; shares authorized: 75,000 and 30,000; shares issued and outstanding: 12,342 and 12,213	12	12
Capital in excess of par value	85,505	83,562
Accumulated other comprehensive income (loss)	(11)	409
Accumulated deficit	(33,162)	(31,823)
Stockholders’ Equity attributable to Rentrak Corporation	52,344	52,160
Noncontrolling interest	770	874
Total Stockholders’ Equity	53,114	53,034
Total Liabilities and Stockholders’ Equity	$84,961	$81,267
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	$25,241	$17,843	$47,585	$34,525
Cost of revenue	8,040	6,829	15,644	13,118
Gross margin	17,201	11,014	31,941	21,407
Operating expenses:
Selling, general and administrative	14,544	11,332	27,378	22,186
Research, technology and innovation	3,073	2,121	6,337	3,991
Total operating expenses	17,617	13,453	33,715	26,177
Loss from continuing operations	(416)	(2,439)	(1,774)	(4,770)
Other income, net	20	44	40	91
Loss from continuing operations before income taxes	(396)	(2,395)	(1,734)	(4,679)
Provision (benefit) for income taxes	337	(937)	365	(1,262)
Loss from continuing operations, net of income taxes	(733)	(1,458)	(2,099)	(3,417)
Income from discontinued operations, net of income taxes	308	802	655	1,563
Net loss	(425)	(656)	(1,444)	(1,854)
Net loss attributable to noncontrolling interest	(51)	(22)	(104)	(29)
Net loss attributable to Rentrak Corporation	$(374)	$(634)	$(1,340)	$(1,825)

Loss per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$(0.06)	$(0.12)	$(0.16)	$(0.28)
Diluted	$(0.06)	$(0.12)	$(0.16)	$(0.28)

Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$0.03	$0.07	$0.05	$0.13
Diluted	$0.03	$0.07	$0.05	$0.13

Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.03)	$(0.05)	$(0.11)	$(0.15)
Diluted	$(0.03)	$(0.05)	$(0.11)	$(0.15)

Shares used in per share calculations:
Basic	12,514	12,104	12,529	12,083
Diluted	12,514	12,104	12,529	12,083
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote references)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2014	2013	2014	2013
Net loss	$(425)	$(656)	$(1,444)	$(1,854)
Other comprehensive income (loss):
Foreign currency translation adjustments	(411)	270	(385)	295
Unrealized holding losses which arose during the period on available-for-sale securities(1)	(35)	(54)	(35)	(93)
Recognition of previously unrealized losses on available-for-sale securities included in net loss(2)	—	2	—	2
Other comprehensive income (loss)	(446)	218	(420)	204
Comprehensive loss	(871)	(438)	(1,864)	(1,650)
Comprehensive loss attributable to noncontrolling interest	(51)	(22)	(104)	(29)
Comprehensive loss attributable to Rentrak Corporation	$(820)	$(416)	$(1,760)	$(1,621)

(1) For the three and six months ended both September 30, 2014 and 2013, the amounts are net of zero deferred taxes.

(2) For the three and six months ended September 30, 2013, the amounts are net of zero deferred tax benefits.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,444)	$(1,854)
Income from discontinued operations, net of income taxes	(655)	(1,563)
Adjustments to reconcile net loss to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	3,400	2,824
Stock-based compensation	3,862	3,345
Deferred income taxes	207	154
Loss on disposition of assets	98	—
Realized loss on marketable securities	—	2
Adjustment to allowance for doubtful accounts	(77)	(21)
(Increase) decrease in:
Accounts receivable	(2,747)	(512)
Taxes receivable and prepaid taxes	122	(142)
Other assets	967	(108)
Increase (decrease) in:
Accounts payable	(112)	803
Taxes payable	737	(142)
Accrued liabilities and compensation	(179)	1,093
Deferred revenue	781	(382)
Deferred rent	(85)	64
Net cash provided by operating activities of discontinued operations	1,175	2,627
Net cash provided by operating activities	6,050	6,188
Cash flows from investing activities:
Purchase of marketable securities	(8,000)	(2,500)
Sale of marketable securities	6,000	1,000
Payments made to develop intangible assets	(53)	(104)
Purchase of property and equipment	(5,265)	(3,442)
Net cash used in investing activities of discontinued operations	—	(112)
Cash paid for acquisition, net of cash acquired, and equity investment	—	(322)
Net cash used in investing activities	(7,318)	(5,480)
Cash flows from financing activities:
Proceeds from issuance of common stock	757	653
Net cash provided by financing activities	757	653
Effect of foreign exchange translation on cash	(115)	261
(Decrease) increase in cash and cash equivalents	(626)	1,622
Cash and cash equivalents:
Beginning of period	5,102	3,835
End of period	$4,476	$5,457
Supplemental non-cash information:
Capitalized stock-based compensation	$329	$511
Common stock used to pay for option exercises	1,485	69
Common stock used to pay for taxes associated with option exercises	990	32
Common stock used to pay for taxes associated with vested restricted stock units	2,121	—
Decrease in leasehold improvements related to forgiven loan	—	550
Common stock used to pay for acquisition	—	375
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 (“Fiscal 2015”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2014 Annual Report on Form 10-K (the “Form 10-K”).

The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain reclassifications, primarily related to the presentation of discontinued operations, have been made to the prior period financial statements to conform to the current period presentation.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Rentrak Corporation and its wholly owned subsidiaries, and those entities in which we have a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (the “VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $0.8 million as of September 30, 2014, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three and six months ended September 30, 2014 and 2013, are included in “Net loss attributable to noncontrolling interest” on our Condensed Consolidated Statements of Operations.

Note 2.	Net Loss Per Share
Following is a reconciliation of the shares used for the basic loss per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	12,514	12,104	12,529	12,083
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—	—	—
	12,514	12,104	12,529	12,083
Total outstanding options not included in diluted EPS as they would be antidilutive	3,239	2,858	3,239	2,858
Performance and market-based grants not included in diluted EPS	—	239	—	239

(1)
Includes 177,569 and 178,302 vested cumulative DSUs, respectively, for the three months ended September 30, 2014 and 2013 and 174,496 and 174,228 vested cumulative DSUs, respectively, for the six months ended September 30, 2014 and 2013 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.Discontinued Operations
During the fourth quarter of Fiscal 2014, we initiated our plan to sell our PPT® business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. Had we decided to retain the line, for the three months ended September 30, 2014 and 2013, it would have represented 22.5% and 39.5%, respectively, of our total revenue, and for the six months ended September 30, 2014 and 2013, it would have represented 25.1% and 40.8%, respectively, of our total revenue. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results, and the PPT® business is reported as discontinued operations for all periods presented.

Operating results from discontinued operations are included in the Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	$7,323	$11,632	$15,905	$23,792
Income from operations	$538	$1,383	$1,126	$2,695
Other expense	37	—	37	—
Income before income taxes	501	1,383	1,089	2,695
Income tax provision	193	581	434	1,132
Income from discontinued operations, net of income taxes	$308	$802	$655	$1,563

As of September 30, 2014 and March 31, 2014, assets and liabilities relating to discontinued operations are as follows (dollars in thousands):

	September 30, 2014	March 31, 2014
Accounts receivable, net of allowances of $204 and $218	$3,969	$5,015
Other current assets	114	167
Property, plant and equipment, net of accumulated depreciation of $1,178 and $1,086	173	261
Total assets held for sale	$4,256	$5,443

Accounts payable	$2,517	$3,009
Accrued liabilities	1	1
Accrued compensation	477	848
Total liabilities held for sale	$2,995	$3,858

Note 4.Stock-Based Compensation
The following table summarizes our stock based grants:

	Three Months Ended	Six Months Ended
	September 30, 2014	September 30, 2014
Option grant:
Shares granted from 2011 Incentive Plan to non-executive director	5,267	5,267
Fair market value per share on date of grant	$46.92	$46.92
Expiration period, in years	10	10
Vesting period, in years	1	1
Compensation information related to option granted in period(1) (in thousands):
Total valuation, recognized over vesting period	$100	$100
Total expected expense to be recognized in Fiscal 2015	$64	$64
Expense recognized as a component of operating expenses	$9	$9

Restricted Stock (“RSU”) grants:
Units granted from 2011 Incentive Plan	67,127	529,530
Vesting period, in years - high	10	10
Vesting period, in years - low	1	1
Compensation information related to RSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$3,777	$26,061
Total expected expense to be recognized in Fiscal 2015	$482	$2,609
Expense recognized as a component of operating expenses	$25	$1,007
Expense capitalized in property and equipment, net (2)	$16	$16

RSUs vesting in period:	7,080	87,268
Additional compensation expense recorded for awards vesting prior to the completion of the initially estimated requisite service period, recognized as a component of operating expenses (in thousands)	$—	$6
Shares withheld in payment for taxes associated with vested RSUs	2,705	41,205

DSU grants:
Units granted from 2011 Incentive Plan to non-executive directors	14,917	14,917
Vesting period, in years	1	1
Compensation information related to DSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$700	$700
Total expected expense to be recognized in Fiscal 2015	$445	$445
Expense recognized as a component of operating expenses	$64	$64

DSUs converted to common shares in period	30,581	30,581

(1) Compensation amounts based on Black-Scholes valuation.
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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2014		March 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Fixed-income securities	$18,833	Level 1	$16,868	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first six months of Fiscal 2015.

See Note 6 for disclosures related to the fair value determination for the contingent consideration liability associated with our acquisition of iTVX, which is a Level 3 liability. There were no changes to our valuation techniques during the first six months of Fiscal 2015.

Marketable securities, all of which were classified as “available-for-sale” at September 30, 2014 and March 31, 2014, consisted of the following (dollars in thousands):

	September 30, 2014	March 31, 2014
Available-for-sale marketable securities
Amortized cost	$18,868	$16,868
Gross unrecognized holding losses	(35)	—
Fair value	$18,833	$16,868

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

We estimated the fair value of the contingent consideration using a beta probability distribution approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Condensed Consolidated Statements of Operations. In the three and six month periods ended September 30, 2014, the fair value of the estimated contingent consideration arrangement, as well as the related expense, increased by $0.6 million and $0.1 million, respectively. The increase was a result of an increase in the value of our common stock price and has been included in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will affect the fair value of the payment and our results of operations. The fair value of the estimated contingent consideration as of September 30, 2014, was $4.8 million and is included in accrued compensation, long-term in our Condensed Consolidated Balance Sheets.

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

For the three and six months ended September 30, 2014, we included $0.4 million and $0.8 million, respectively, in revenue and $0.3 million and $0.6 million, respectively, in net losses related to iTVX since the acquisition date, excluding the adjustment for the contingent consideration as a result of the increase in our common stock price as noted above. For the three and six months ended September 30, 2014, we incurred amortization expense of $46,000 and $92,000, respectively, relating to the intangible assets acquired, which is included in selling and administrative expenses in our Condensed Consolidated Statements of Operations.

Note 7.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

Six Months Ended September 30, 2014
Beginning balance	$7,034
Currency translation	(193)
Ending balance	$6,841

Year Ended March 31, 2014
Beginning balance	$4,998
Acquisition of iTVX	1,888
Currency translation	148
Ending balance	$7,034

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	September 30, 2014	March 31, 2014
Local relationships	6 to 10 years	$7,710	$7,941
Accumulated amortization		(3,590)	(3,251)
		4,120	4,690
Trade names	2 to 3 years	75	75
Accumulated amortization		(64)	(58)
		11	17
Existing technology	4 years	334	334
Accumulated amortization		(141)	(108)
		193	226
Patents	20 years	471	419
Accumulated amortization		(39)	(29)
		432	390
Order backlog	1 year	2	2
Accumulated amortization		(2)	(1)
		—	1
Global relationships	Indefinite	7,400	7,400
Total		$12,156	$12,724

Amortization expense and currency translation were as follows (dollars in thousands):

	Six Months Ended September 30,
	2014	2013
Local relationships	$469	$416
Trade names	6	2
Existing technology	34	8
Patents	11	8
Order backlog	1	1
Currency translation	(131)	102
	$390	$537

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Local Relationships	Trade names	Existing Technology	Patents
Remainder of Fiscal 2015	$485	$6	$34	$12
2016	970	5	67	24
2017	970	—	67	24
2018	853	—	25	24
2019	369	—	—	23
Thereafter	473	—	—	325
	$4,120	$11	$193	$432

Note 8.	Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first six months of Fiscal 2015 was 21.0% due to the effect of allocations to discontinued operations. Without these allocations, the provision would have been substantially lower due to the offset of both net operating losses and the valuation allowance on deferred taxes.
Our effective tax rate for the first six months of Fiscal 2014 was a benefit of 27.0%, in part due to allocation to discontinued operations previously described as well as the reduction of our valuation allowance due to the acquisition of deferred tax liabilities as part of our acquisition of iTVX in August 2013.

Note 9.	New Accounting Guidance
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
We have considered all events that have occurred subsequent to September 30, 2014 and through the date of this filing and, except as set forth below, determined that no additional disclosure is required.

On October 8, 2014, we entered into an asset purchase agreement to acquire the U.S. television measurement business of WPP’s Kantar business unit (a unit of Competitive Media Reporting, LLC (“Seller”), an affiliate of WPP plc). The agreement consists of customer contracts and relationships in the U.S. television measurement market.

In consideration for the purchase, we agreed to assume specified liabilities of the Seller, and to issue 1,526,790 shares of our unregistered common stock. Based on the closing price of our common stock on October 8, 2014, the shares have an approximate value of $98.5 million.

The closing of the asset purchase agreement is subject to customary regulatory approvals and is anticipated to be completed by the end of calendar 2014.

On October 8, 2014, we also entered into a stock purchase agreement with WPP Luxembourg Gamma Three S.à r.l., an affiliate of WPP plc (“WPP Luxembourg”). Pursuant to this agreement, we agreed to issue and sell to WPP Luxembourg, at the time of and contingent upon the closing of the asset purchase agreement, 948,834 shares of unregistered common stock in exchange for $55.8 million in cash.

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

•	increases in our costs over the next twelve months;

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities, including shares of our unregistered common stock;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	increased spending on property and equipment in Fiscal 2015 for the capitalization of internally developed software, computer equipment and other purposes;

•	expected amortization of our deferred rent;

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2015; and

•	the timing of the closing of our acquisition of the U.S. television measurement business of WPP’s Kantar business unit.

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

Our media measurement services are primarily delivered through scalable, SaaS products within our Entertainment Essentials™ lines of business. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with consumer segmentation and purchase behavior databases. We provide film studios, television networks and local stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, VOD and “Over the Top” television performance and worldwide box office results. Our movie measurement business is a global business measuring more than 95% of the ticket sales globally in real or near real time, allowing for decisions to be made to market to, promote and manage the industry for maximum profitability.

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

Our most significant lines of business, which we refer to as Entertainment Essentials™ services, are:

•	TV Everywhere™, which includes TV Essentials® and StationView Essentials™;

•	Movies Everywhere™, which includes domestic and international Box Office Essentials®, PostTrak® and PreAct™;

•	OnDemand Everywhere®, which includes OnDemand Essentials® and “Over the Top” measurement products and related products; and

•	Other services, which includes our Studio Direct Revenue Sharing (“DRS”) and other products relating to content in the home video rental industry.

In August 2013, we acquired iTVX, a provider of branded entertainment analytics, insight and research. The financial results of iTVX, from the date of acquisition, are included within our TV Everywhere™ lines of business.

Results of Operations
Our results are as follows (dollars in thousands):

	Three Months Ended September 30,(1)				Six Months Ended September 30, (1)
	2014		2013		2014		2013
	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue	$25,241	100.0%	$17,843	100%	$47,585	100.0%	$34,525	100.0%
Cost of revenue(2)	8,040	31.9	6,829	38.3	15,644	32.9	13,118	38.0
Gross margin	17,201	68.1	11,014	61.7	31,941	67.1	21,407	62.0
Operating expenses:
Selling, general and administrative(2)(3)	14,544	57.6	11,332	63.5	27,378	57.5	22,186	64.3
Research, technology and innovation(2)(3)	3,073	12.2	2,121	11.9	6,337	13.3	3,991	11.6
Total operating expenses	17,617	69.8	13,453	75.4	33,715	70.9	26,177	75.8
Loss from continuing operations	(416)	(1.6)	(2,439)	(13.7)	(1,774)	(3.7)	(4,770)	(13.8)
Other income, net	20	0.1	44	0.2	40	0.1	91	0.3
Loss from continuing operations before income taxes	(396)	(1.6)	(2,395)	(13.4)	(1,734)	(3.6)	(4,679)	(13.6)
Provision (benefit) for income taxes	337	1.3	(937)	(5.3)	365	0.8	(1,262)	(3.7)
Loss from continuing operations, net of income taxes	(733)	(2.9)	(1,458)	(8.2)	(2,099)	(4.4)	(3,417)	(9.9)
Income from discontinued operations, net of income taxes(2)(3)	308	1.2	802	4.5	655	1.4	1,563	4.5
Net loss	(425)	(1.7)	(656)	(3.7)	(1,444)	(3.0)	(1,854)	(5.4)
Net loss attributable to noncontrolling interest	(51)	(0.2)	(22)	(0.1)	(104)	(0.2)	(29)	(0.1)
Net loss attributable to Rentrak Corporation	$(374)	(1.5)%	$(634)	(3.6)%	$(1,340)	(2.8)%	$(1,825)	(5.3)%

(1) Percentages may not sum due to rounding. All prior periods presented have been restated as a result of reporting our PPT® business as discontinued operations. See Note 3 of Notes to Condensed Consolidated Financial Statements.

(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$991		$796		$1,874		$1,579
Selling, general and administrative	559		496		1,116		957
Research, technology and innovation	195		155		410		288
Net income from discontinued operations	38		42		78		82
	$1,783		$1,489		$3,478		$2,906

(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative	$1,828		$1,084		$3,289		$2,248
iTVX contingent consideration	600		800		100		800
Research, technology and innovation	244		156		473		297
	2,672		2,040		3,862		3,345
Net income from discontinued operations	103		95		206		189
	$2,775		$2,135		$4,068		$3,534

Revenue

Revenue increased $7.4 million, or 41.5%, to $25.2 million in the second quarter of Fiscal 2015 compared to $17.8 million in the second quarter of Fiscal 2014. Revenue increased $13.1 million, or 37.8%, to $47.6 million in the six month period ended September 30, 2014 compared to $34.5 million in the six month period ended September 30, 2013. These fluctuations are described in more detail below.

Revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2014	2013
TV Everywhere™	$13,320	$7,215	$6,105	84.6%
Movies Everywhere™	7,373	6,344	1,029	16.2%
OnDemand Everywhere®	3,341	3,157	184	5.8%
Other services	1,207	1,127	80	7.1%
	$25,241	$17,843	$7,398	41.5%

	Six Months Ended September 30,		Dollar Change	% Change
	2014	2013
TV Everywhere™	$23,826	$12,912	$10,914	84.5%
Movies Everywhere™	14,766	12,805	1,961	15.3%
OnDemand Everywhere®	6,589	6,473	116	1.8%
Other services	2,404	2,335	69	3.0%
	$47,585	$34,525	$13,060	37.8%

The increases in TV Everywhere™ revenue in the Fiscal 2015 periods were primarily due to the addition of new clients, sales of new services, custom reports and rate increases for existing clients.

The increases in Movies Everywhere™ revenue in the Fiscal 2015 periods were primarily due to rate increases for existing clients, sales of new services and the addition of new clients.

The increases in OnDemand Everywhere® revenue in Fiscal 2015 periods were primarily due to rate increases for existing clients.

Other services primarily includes DRS revenue and measurement services relating to physical content in the home video rental industry. The increases in revenue in the Fiscal 2015 periods were primarily due to rate increases for existing clients as well as an increase in home video rental transactions.

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

Cost of revenue increased $1.2 million, or 17.7%, to $8.0 million in the second quarter of Fiscal 2015 compared to $6.8 million in the second quarter of Fiscal 2014. Cost of revenue increased $2.5 million, or 19.3%, to $15.6 million in the first six months of Fiscal 2015 compared to $13.1 million in the first six months of Fiscal 2014.

Cost of revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2014	2013
Costs related to:
Amortization of internally developed software	$991	$796	$195	24.5%
Call center operation	1,410	1,334	76	5.7%
Obtaining and processing data	5,639	4,699	940	20.0%
	$8,040	$6,829	$1,211	17.7%

	Six Months Ended September 30,		Dollar Change	% Change
	2014	2013
Costs related to:
Amortization of internally developed software	$1,874	$1,579	$295	18.7%
Call center operation	2,882	2,735	147	5.4%
Obtaining and processing data	10,888	8,804	2,084	23.7%
	$15,644	$13,118	$2,526	19.3%

The increases in cost of revenue in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 resulted primarily from expanding household coverage with existing data supplier agreements, and the addition of new data supplier agreements.

Gross margin as a percentage of revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Gross margin	68.1%	61.7%	67.1%	62.0%

The costs associated with our existing data supplier agreements are largely fixed. This, coupled with the increases in revenue noted above, resulted in improvements in gross margin in the Fiscal 2015 periods compared to the same periods of Fiscal 2014.

Operating Expenses
Operating expenses consist primarily of compensation and benefits, information technology, development, innovation and analytics, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Operating expense information is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
Operating expenses	2014	2013
Entertainment Essentials™	$10,115	$7,823	$2,292	29.3%
Research, technology and innovation	3,073	2,121	952	44.9%
Stock-based compensation costs for iTVX	600	800	(200)	(25.0)%
Corporate	3,829	2,709	1,120	41.3%
	$17,617	$13,453	$4,164	31.0%

	Six Months Ended September 30,		Dollar Change	% Change
Operating expenses	2014	2013
Entertainment Essentials™	$19,778	$15,621	$4,157	26.6%
Research, technology and innovation	6,337	3,991	2,346	58.8%
Stock-based compensation costs for iTVX	100	800	(700)	(87.5)%
Corporate	7,500	5,765	1,735	30.1%
	$33,715	$26,177	$7,538	28.8%

Entertainment Essentials™
The increases in operating expenses for our Entertainment Essentials™ services groups in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 were primarily due to increased headcount in our sales and client services groups, as well as operating costs relating to iTVX, which was acquired in August 2013.

Our long-term strategic plan is heavily focused on the development, growth and expansion of our Entertainment Essentials™ services, both domestically and internationally, and we consider these expenses to be investments which will help us leverage our growth longer term.

Research, Technology and Innovation
We are making significant investments in our systems which support our existing service lines, as well as products which are in the planning phases. We continue to add new data providers, integrate various third-party segmentation databases with our data and build our analytic capabilities. The increases in these costs relate to additional headcount, as well as increased costs relating to our systems. Additionally, we are incurring costs associated with our Media Rating Council (“MRC”) accreditation process. These expenditures will likely increase our costs over the next twelve months. We believe we will be able to leverage these investments and generate revenue and earnings streams that will contribute to our overall success.

Stock-based compensation costs for iTVX
Our acquisition of iTVX in August 2013 included contingent consideration, which, if earned, will be paid in January 2016. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Condensed Consolidated Statements of Operations. For the three and six month periods ended September 30, 2014, the fair value of the estimated contingent consideration arrangement increased by $0.6 million and $0.1 million, respectively, compared to the fair value as of March 31, 2014. The increases were a result of an increase in the value of our common stock price. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will affect the fair value of the payment and our results of operations.

Corporate
The increases in Corporate expenses in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 were primarily due to increases in stock-based compensation and higher bonus accruals.

Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first six months of Fiscal 2015 was 21.0% due to the effect of intraperiod allocations to discontinued operations. Without this allocation, the provision would have been substantially offset by net operating losses and the valuation allowance on deferred taxes.

Our effective tax rate for the first six months of Fiscal 2014 was a benefit of 27.0%, in part due to allocation to discontinued operations previously described as well as the reduction of our valuation allowance due to the acquisition of deferred tax liabilities as part of our acquisition of iTVX in August 2013.
Income from Discontinued Operations, net of income taxes

Income from discontinued operations, net of income taxes, includes the results of our PPT® line of business, and is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2014	2013
Income from discontinued operations, net of income taxes	$308	$802	$(494)	(61.6)%

	Six Months Ended September 30,		Dollar Change	% Change
	2014	2013
Income from discontinued operations, net of income taxes	$655	$1,563	$(908)	(58.1)%

The decreases in income from discontinued operations, net of income taxes, in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 were primarily due to the continued decline in physical DVD rental transactions from retail stores as well as the exit of Blockbuster from the market in January 2014.

Net Loss to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense and other expenses which we consider non-recurring in nature. We believe that Adjusted EBITDA is helpful as an indicator of the current financial performance of our company and our capacity to operationally fund capital expenditures and working capital requirements. Due to the nature of our internally developed software which supports our Essentials® services and our use of stock-based compensation, we incur significant non-cash charges for depreciation, amortization and stock-based compensation expense that may not be indicative of our operating performance from a cash perspective. We also adjust for acquisition and non-recurring costs as we believe this provides a useful metric by which to compare performance from period to period.

Adjusted EBITDA does not represent cash flows from operations as defined by GAAP, is not derived in accordance with GAAP and should not be considered as an alternative to net loss (the most comparable GAAP financial measure to Adjusted EBITDA).

The table below presents a reconciliation from net loss to Adjusted EBITDA (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to Rentrak Corporation	$(374)	$(634)	$(1,340)	$(1,825)
Income from discontinued operations, net of income taxes	(308)	(802)	(655)	(1,563)
Adjustments:
iTVX stock-based compensation	600	800	100	800
Acquisition costs	270	106	316	190
Stock-based compensation from continuing operations	2,072	1,240	3,762	2,545
Income tax provision (benefit)	337	(937)	365	(1,262)
Investment income, net	(40)	(46)	(101)	(93)
Depreciation and amortization from continuing operations	1,745	1,447	3,400	2,824
Adjusted EBITDA	$4,302	$1,174	$5,847	$1,616

Adjusted EBITDA increased $3.1 million and $4.2 million in the three and six months ended September 30, 2014, respectively, compared to same period of the prior year primarily due to the respective increases in revenue.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2015.

Cash and cash equivalents and marketable securities increased $1.3 million to $23.3 million at September 30, 2014 from March 31, 2014. This increase resulted primarily from $6.1 million provided by operating activities and $0.8 million related to the issuance of our common stock, partially offset by $5.3 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event we repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of September 30, 2014, we had $3.5 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $18.8 million invested in a fixed-income security fund as of September 30, 2014. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts receivable, net of allowances, increased $2.7 million to $14.9 million at September 30, 2014 from March 31, 2014, primarily due to the increase in revenue in the second quarter of Fiscal 2015 compared to the fourth quarter of Fiscal 2014.

During the first six months of Fiscal 2015, we spent $5.3 million on property and equipment, including $3.6 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $10.4 million in Fiscal 2015 on property and equipment, of which approximately $7.2 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued data provider liabilities increased $4.0 million to $8.5 million at September 30, 2014 from March 31, 2014, primarily due to increased expenses incurred related to our data suppliers and the addition of new data suppliers.

Accrued compensation decreased $1.3 million to $5.4 million at September 30, 2014 from March 31, 2014, primarily due to a $1.5 million decrease in our bonus accrual related to Fiscal 2014 bonuses which were paid during the first quarter of Fiscal 2015, partially offset by a $0.1 million increase in the accrual for contingent consideration associated with our acquisition of iTVX.

Deferred revenue and other credits increased $0.8 million to $3.4 million at September 30, 2014 from March 31, 2014, primarily due to the increase in revenue as the balance includes amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.6 million at September 30, 2014, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York and Portland, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $54,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $13,000 per quarter for Fiscal 2015.

We currently have a revolving line of credit for $15.0 million that matures December 1, 2014. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and we incur fees on the unused portion at a rate of 0.2% per annum. The credit line is secured by substantially all of our assets. At September 30, 2014, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of September 30, 2014, we were in compliance with those covenants.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Our Fiscal 2014 Annual Report on Form 10-K includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Fiscal 2014 Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Fiscal 2014 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of Rentrak Corporation, as amended	S-8	333-199747	3.1	10/31/14

10.1	Fourth Amendment to Employment Agreement with William P. Livek, effective as of July 25, 2014.	10-Q	000-15159	10.1	8/7/14

10.2	Fourth Amendment to Employment Agreement with David I. Chemerow, effective as of July 25, 2014.	10-Q	000-15159	10.2	8/7/14

10.3	Amended Rentrak Corporation 2011 Employee Stock Purchase Plan					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a).					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 6, 2014	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer