Form 10-Q
period 2014-12-31
RENTRAK CORP
filed 2015-02-05
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	15,204,978
(Class)	(Outstanding at February 1, 2015)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	December 31, 2014	March 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$6,007	$5,102
Marketable securities	79,011	16,868
Accounts receivable, net of allowances for doubtful accounts of $83 and $162	19,031	12,199
Taxes receivable and prepaid taxes	—	122
Deferred tax assets, net	34	44
Assets held for sale	4,120	5,443
Other current assets	2,595	2,818
Total Current Assets	110,798	42,596
Property and equipment, net of accumulated depreciation of $27,387 and $23,785	21,657	17,891
Goodwill	136,127	7,034
Other intangible assets, net of accumulated amortization of $4,023 and $3,447	16,821	12,724
Other assets	1,003	1,022
Total Assets	$286,406	$81,267
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,066	$1,766
Accrued liabilities	557	370
Accrued data provider liabilities	9,580	4,460
Accrued compensation	7,038	6,743
Deferred revenue and other credits	3,281	2,644
Liabilities held for sale	4,163	3,858
Total Current Liabilities	28,685	19,841
Deferred rent, long-term	2,238	2,413
Accrued compensation, long-term	5,700	4,700
Taxes payable, long-term	568	520
Deferred tax liability, net, long-term	1,946	759
Total Liabilities	39,137	28,233
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; shares authorized: 75,000 and 30,000; shares issued and outstanding: 15,195 and 12,213	15	12
Capital in excess of par value	282,341	83,562
Accumulated other comprehensive income (loss)	(376)	409
Accumulated deficit	(35,449)	(31,823)
Stockholders’ Equity attributable to Rentrak Corporation	246,531	52,160
Noncontrolling interest	738	874
Total Stockholders’ Equity	247,269	53,034
Total Liabilities and Stockholders’ Equity	$286,406	$81,267
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Revenue	$26,874	$19,517	$74,459	$54,042
Cost of revenue	9,538	6,820	25,182	19,938
Gross margin	17,336	12,697	49,277	34,104
Operating expenses:
Selling, general and administrative	16,383	12,274	43,761	34,460
Research, technology and innovation	3,308	2,265	9,645	6,256
Total operating expenses	19,691	14,539	53,406	40,716
Loss from continuing operations	(2,355)	(1,842)	(4,129)	(6,612)
Other income, net	82	53	122	144
Loss from continuing operations before income taxes	(2,273)	(1,789)	(4,007)	(6,468)
Provision (benefit) for income taxes	377	(758)	743	(2,020)
Loss from continuing operations, net of income taxes	(2,650)	(1,031)	(4,750)	(4,448)
Income from discontinued operations, net of income taxes	332	665	988	2,228
Net loss	(2,318)	(366)	(3,762)	(2,220)
Net loss attributable to noncontrolling interest	(31)	(23)	(135)	(52)
Net loss attributable to Rentrak Corporation	$(2,287)	$(343)	$(3,627)	$(2,168)

Loss per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$(0.19)	$(0.08)	$(0.36)	$(0.36)
Diluted	$(0.19)	$(0.08)	$(0.36)	$(0.36)

Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$0.02	$0.05	$0.08	$0.18
Diluted	$0.02	$0.05	$0.08	$0.18

Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.17)	$(0.03)	$(0.28)	$(0.18)
Diluted	$(0.17)	$(0.03)	$(0.28)	$(0.18)

Shares used in per share calculations:
Basic	13,516	12,181	12,875	12,116
Diluted	13,516	12,181	12,875	12,116
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (In thousands, except footnote references)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2014	2013	2014	2013
Net loss	$(2,318)	$(366)	$(3,762)	$(2,220)
Other comprehensive income (loss):
Foreign currency translation adjustments	(246)	77	(631)	372
Unrealized holding gains (losses) which arose during the period on available-for-sale securities(1)	(122)	19	(157)	(74)
Recognition of previously unrealized losses on available-for-sale securities included in net loss(2)	4	—	4	2
Other comprehensive income (loss)	(364)	96	(784)	300
Comprehensive loss	(2,682)	(270)	(4,546)	(1,920)
Comprehensive loss attributable to noncontrolling interest	(31)	(23)	(135)	(52)
Comprehensive loss attributable to Rentrak Corporation	$(2,651)	$(247)	$(4,411)	$(1,868)

(1) For the three and nine months ended both December 31, 2014 and 2013, the amounts are net of zero deferred taxes.

(2) For the three and nine months ended both December 31, 2014 and 2013, the amounts are net of zero deferred tax benefits.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,762)	$(2,220)
Income from discontinued operations, net of income taxes	(988)	(2,228)
Adjustments to reconcile net loss to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	5,366	4,326
Stock-based compensation	6,900	5,082
Deferred income taxes	1,272	(62)
Loss on disposition of assets	117	—
Realized loss on marketable securities	4	2
Adjustment to allowance for doubtful accounts	(79)	(130)
(Increase) decrease, net of effect of acquisition, in:
Accounts receivable	(6,010)	(1,623)
Taxes receivable and prepaid taxes	122	(237)
Other assets	781	(793)
Increase (decrease), net of effect of acquisition, in:
Accounts payable	1,757	343
Taxes payable	197	(196)
Accrued liabilities and compensation	1,853	4,181
Deferred revenue	460	(761)
Deferred rent	(123)	254
Net cash provided by operating activities of discontinued operations	2,881	5,099
Net cash provided by operating activities	10,748	11,037
Cash flows from investing activities:
Purchase of marketable securities	(69,800)	(6,137)
Sale of marketable securities	7,500	1,000
Payments made to develop intangible assets	(84)	(104)
Purchase of property and equipment	(7,716)	(5,643)
Net cash used in investing activities of discontinued operations	—	(114)
Cash paid for acquisition, net of cash acquired	(207)	(372)
Net cash used in investing activities	(70,307)	(11,370)
Cash flows from financing activities:
Proceeds from issuance of common stock	61,092	1,479
Net cash provided by financing activities	61,092	1,479
Effect of foreign exchange translation on cash	(628)	244
Increase in cash and cash equivalents	905	1,390
Cash and cash equivalents:
Beginning of period	5,102	3,835
End of period	$6,007	$5,225
Supplemental non-cash information:
Capitalized stock-based compensation	$677	$870
Common stock used to pay for option exercises	4,108	199
Common stock used to pay for taxes associated with option exercises	990	—
Common stock used to pay for taxes associated with vested restricted stock units	2,611	1,046
Decrease in leasehold improvements related to forgiven loan	—	550
Common stock used to pay for acquisition	114,120	375
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 (“Fiscal 2015”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2014 Annual Report on Form 10-K (the “Form 10-K”).

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

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (the “VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $0.7 million as of December 31, 2014, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three and nine months ended December 31, 2014 and 2013, are included in “Net loss attributable to noncontrolling interest” on our Condensed Consolidated Statements of Operations.

Note 2.	Net Loss Per Share
Following is a reconciliation of the shares used for the basic loss per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	13,516	12,181	12,875	12,116
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	—	—	—	—
	13,516	12,181	12,875	12,116
Total outstanding options not included in diluted EPS as they would be antidilutive	2,882	2,917	2,882	2,917
Performance and market-based grants not included in diluted EPS	1	160	1	160

(1)
Includes 178,703 and 184,458 vested cumulative DSUs, respectively, for the three months ended December 31, 2014 and 2013 and 176,701 and 177,648 vested cumulative DSUs, respectively, for the nine months ended December 31, 2014 and 2013 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.Discontinued Operations
During the fourth quarter of Fiscal 2014, we initiated our plan to sell our PPT® business, which has been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. Had we decided to retain the line, for the three months ended December 31, 2014 and 2013, it would have represented 21.8% and 38.3%, respectively, of our total revenue, and for the nine months ended December 31, 2014 and 2013, it would have represented 23.9% and 39.9%, respectively, of our total revenue. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. This strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results, and the PPT® business is reported as discontinued operations for all periods presented.

Operating results from discontinued operations are included in the Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenue	$7,479	$12,092	$23,384	$35,884
Income from operations	$562	$1,147	$1,688	$3,842
Other expense	—	—	37	—
Income before income taxes	562	1,147	1,651	3,842
Income tax provision	230	482	663	1,614
Income from discontinued operations, net of income taxes	$332	$665	$988	$2,228

As of December 31, 2014 and March 31, 2014, assets and liabilities relating to discontinued operations are as follows (dollars in thousands):

	December 31, 2014	March 31, 2014
Accounts receivable, net of allowances of $178 and $218	$3,812	$5,015
Other current assets	188	167
Property, plant and equipment, net of accumulated depreciation of $931 and $1,086	120	261
Total assets held for sale	$4,120	$5,443

Accounts payable	$3,600	$3,009
Accrued liabilities	—	1
Accrued compensation	563	848
Total liabilities held for sale	$4,163	$3,858

On February 3, 2015, we finalized our sale of the PPT® business. See additional information in Note 11.

Note 4.Stock-Based Compensation
The following table summarizes our stock based grants:

	Three Months Ended	Nine Months Ended
	December 31, 2014	December 31, 2014
Option grant:
Shares granted from 2011 Incentive Plan to non-executive director	—	5,267
Fair market value per share on date of grant	$—	$46.92
Expiration period, in years		10
Vesting period, in years		1
Compensation information related to option granted in period(1) (in thousands):
Total valuation, recognized over vesting period	$—	$100
Total expected expense to be recognized in Fiscal 2015	$—	$64
Expense recognized as a component of operating expenses	$27	$36

Restricted Stock (“RSU”) grants:
Units granted from 2011 Incentive Plan	68,522	598,052
Vesting period, in years - high	10	10
Vesting period, in years - low	5	1
Compensation information related to RSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$5,553	$31,614
Total expected expense to be recognized in Fiscal 2015	$233	$2,858
Expense recognized as a component of operating expenses	$52	$1,799
Expense capitalized in property and equipment, net (2)	$3	$81

RSUs vesting in period:	21,025	108,293
Shares withheld in payment for taxes associated with vested RSUs	7,991	49,196

DSU grants:
Units granted from 2011 Incentive Plan to non-executive directors	—	14,917
Vesting period, in years		1
Compensation information related to DSUs granted in period (in thousands):
Total fair market value, recognized over vesting period		$700
Total expected expense to be recognized in Fiscal 2015		$445
Expense recognized as a component of operating expenses	$191	$255

DSUs converted to common shares in period	—	30,581

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2014		March 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Fixed-income securities	$79,011	Level 1	$16,868	Level 1

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first nine months of Fiscal 2015.

Our acquisition of iTVX in August 2013 includes contingent consideration which, if earned, will be paid in January 2016, and is based on future revenue achieved after the completion of approximately 2 years. The range of the undiscounted amounts we could pay under the contingent consideration arrangement is between $0.5 million and $7.0 million. The fair value of the contingent consideration as of the acquisition date was $2.0 million. The contingent consideration payment will be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration).

We estimated the fair value of the contingent consideration using a beta probability distribution approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Condensed Consolidated Statements of Operations. In the three and nine month periods ended December 31, 2014, the fair value of the estimated contingent consideration arrangement, as well as the related expense, increased by $0.9 million and $1.0 million, respectively. The increase was a result of an increase in the value of our common stock price and has been included in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will affect the fair value of the payment and our results of operations. The fair value of the estimated contingent consideration as of December 31, 2014, was $5.7 million and is included in accrued compensation, long-term in our Condensed Consolidated Balance Sheets. There were no changes to our valuation techniques during the first nine months of Fiscal 2015.

Marketable securities, all of which were classified as “available-for-sale” at December 31, 2014 and March 31, 2014, consisted of the following (dollars in thousands):

	December 31, 2014	March 31, 2014
Available-for-sale marketable securities
Amortized cost	$79,164	$16,868
Gross unrecognized holding losses	(153)	—
Fair value	$79,011	$16,868

Note 6.Acquisition of Kantar Media’s U.S. Based Television Measurement Assets
On December 1, 2014, we acquired the U.S. television measurement business of WPP’s Kantar business unit (a unit of Competitive Media Reporting, LLC, an affiliate of WPP plc (“WPP”)). The agreement consists of customer contracts and relationships in the U.S. television measurement market related to television tuning analytics utilizing return path data (the “RPD Business”). The RPD Business is reported as a component of TV Everywhere™, expands our product and service offerings and provides us with a platform from which we can pursue new business opportunities.

The purchase price for the RPD Business consisted of $0.2 million cash and 1,526,790 shares of unregistered common stock with a fair market value of $114.1 million. We also entered into a Transition Services Agreement that provides certain services to us on a transitional basis.

The purchase consideration was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. In performing our purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analysis of historical financial performance and estimates of future performance of the RPD Business. The fair value of the intangible assets was calculated primarily using an income approach with estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on a range of discount rates of 13.5% to 15.6%.

On October 8, 2014, we also entered into a stock purchase agreement with WPP Luxembourg Gamma Three S.à r.l., an affiliate of WPP . Pursuant to this agreement, on December 1, 2014, in connection with the closing of the acquisition of the RPD Business, we issued 943,834 shares of unregistered common stock in exchange for $55.8 million in cash. As of the date of issuance, the difference between the fair market value of the shares issued and the cash received was $20.3 million and has been recorded as additional purchase consideration and allocated to goodwill.

The assets purchased and liabilities assumed of the RPD business have been reflected in our Condensed Consolidated Balance Sheet as of December 31, 2014, and the results of operations of the RPD business are included in our Condensed Consolidated Statement of Operations since the closing date of the acquisition. We are in the process of finalizing the purchase accounting related to the acquisition, including goodwill and other intangible assets; thus, the estimated amounts presented herein are subject to change. The preliminary allocation of the purchase price is as follows (dollars in thousands):

		Useful Life
Accounts receivable	$821	—
Goodwill	129,406	Indefinite
Other intangible assets:
Customer relationships	5,000	10 years
	135,227

Accounts Payable	(543)	—
Deferred revenue	(71)	—
	(614)
	$134,613

Goodwill of $129.4 million was recorded as a result of consideration paid in excess of the fair value of the net tangible and intangible assets acquired and liabilities assumed, which resulted from the expected future strategic position by eliminating a competitor in the market and anticipated future synergies. Goodwill is not amortized, and will be evaluated annually for potential impairment. In the U.S. goodwill is deductible for income tax purposes.

For the three months ended December 31, 2014, we included $0.8 million in revenue and $0.5 million in net losses related to the RPD Business since the acquisition date. For the three and nine months ended December 31, 2014, we incurred $0.7 million and $1.0 million of acquisition and transition costs, respectively, and for the three months ended December 31, 2014, we incurred amortization expense of $42,000 relating to the intangible assets acquired. These costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Unaudited preliminary pro forma results of operations as if the RPD Business had been acquired as of April 1, 2013, were as follows (in thousands, except for per share amounts):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Total revenue	$28,322	$21,195	$80,253	$59,077
Net loss attributable to Rentrak Corporation	(1,868)	(1)	(1,952)	(982)
Basic earnings per share	(0.12)	—	(0.13)	(0.07)
Diluted earnings per share	(0.12)	—	(0.12)	(0.07)

This pro forma information is still in the process of finalization; thus, the estimated amounts presented herein are subject to change.

The Company also entered into agreements with GroupM and The Kantar Group, which are related WPP entities, to provide ongoing TV Essentials® and OnDemand Essentials® services. We have evaluated the terms and economic benefits of these agreements and have concluded these are not part of the consideration transferred for the RPD Business. As such, we have accounted for these separately from the business combination and in accordance with our revenue recognition policies. Overall, we believe this acquisition and the additional agreements give us better scale to rapidly innovate our products and services in the U.S., and we expect the agreements to produce multiple long-term revenue streams as a result of the company’s expanded relationship with GroupM and WPP.

Note 7.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

Nine Months Ended December 31, 2014
Beginning balance	$7,034
Acquisition of RPD Business	129,406
Currency translation	(313)
Ending balance	$136,127

Year Ended March 31, 2014
Beginning balance	$4,998
Acquisition of iTVX	1,888
Currency translation	148
Ending balance	$7,034

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	December 31, 2014	March 31, 2014
Customer relationships	6 to 10 years	$12,530	$7,941
Accumulated amortization		(3,750)	(3,251)
		8,780	4,690
Trade names	2 to 3 years	75	75
Accumulated amortization		(67)	(58)
		8	17
Existing technology	4 years	334	334
Accumulated amortization		(158)	(108)
		176	226
Patents	20 years	503	419
Accumulated amortization		(46)	(29)
		457	390
Order backlog	1 year	2	2
Accumulated amortization		(2)	(1)
		—	1
Global customer relationships	Indefinite	7,400	7,400
Total		$16,821	$12,724

Amortization expense and currency translation were as follows (dollars in thousands):

	Nine Months Ended December 31,
	2014	2013
Customer relationships	$736	$649
Trade names	9	5
Existing technology	50	25
Patents	17	12
Order backlog	1	1
Currency translation	(237)	142
	$576	$834

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Customer Relationships	Trade names	Existing Technology	Patents
Remainder of Fiscal 2015	$363	$3	$17	$6
2016	1,452	5	67	25
2017	1,452	—	67	25
2018	1,338	—	25	25
2019	869	—	—	25
Thereafter	3,306	—	—	351
	$8,780	$8	$176	$457

Note 8.	Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first nine months of Fiscal 2015 was 18.5% due to the effect of allocations to discontinued operations. Without these allocations, the provision would have been substantially lower due to the offset of both net operating losses and the valuation allowance on deferred taxes.
Our effective tax rate for the first nine months of Fiscal 2014 was a benefit of 31.2%, in part due to allocation to discontinued operations previously described as well as the reduction of our valuation allowance due to the acquisition of deferred tax liabilities as part of our acquisition of iTVX in August 2013.

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

Note 10.	Line of Credit
On December 1, 2014, we renewed our $15.0 million revolving line of credit, extending the maturity to February 1, 2017. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0 percent and will be adjusted on a quarterly basis, beginning as of March 31, 2015, based on agreed upon criteria. The maximum interest rate that can be charged is LIBOR plus 2.0 percent and the minimum rate is LIBOR plus 1.5 percent. Fees on the unused portion of the line are accrued at 0.15 percent per annum, and will also be adjusted on a quarterly basis. The maximum fee on the unused portion of the line is 0.25 percent per annum and the minimum rate is 0.10 percent per annum. The agreement provides for letters of credit to be issued, provided that at any time the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing. At December 31, 2014, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, and we had no outstanding borrowings under the agreement. The credit line is secured by substantially all of our assets and includes certain liquidity, asset and financial covenants. As of December 31, 2014, we were in compliance with those covenants.

Note 11.	Subsequent Events
We have considered all events that have occurred subsequent to December 31, 2014 and through the date of this filing and, except as set forth below, determined that no additional disclosure is required.

On February 3, 2015, we completed the sale of the PPT® business to Vobile, the worldwide leader in video and audio content protection, measurement and monetization services, for a total purchase price of $7.0 million. We will receive $1.0 million in cash, a $1.0 million note due in six months and Vobile preferred stock with a $5.0 million liquidation preference.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “could,” “should,” “plan,” “depends on,” “predict,” “believe,” “potential,” “may,” “will,” “expects,” “intends,” “anticipate,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

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

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2015

These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

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

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“Fiscal 2014”) as filed with the SEC on June 6, 2014 for a discussion of reasons why our actual results may differ materially from our forward-looking statements. Please refer to Item 1A. in this Quarterly Report on Form 10-Q for additional information regarding our Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Business Overview
We are a global media measurement and information company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges television viewership information from over 100 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 125,000 movie screens in 36 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the internet or on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”) and Video-On-Demand (“VOD”), whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses, program and market their networks and more precisely target and sell their advertising inventory. The benefits to the advertising community are improvements in profitability by effectively targeting specific TV shows against the demographics of the products viewers buy, the cars viewers drive and how viewers are likely to vote in elections. The benefits to the movie industry and video (TV) content owners are that they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our databases to populate programmatic buying systems. These systems automate the buying process and introduce efficiencies for both advertising agencies and their clients.

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

During the fourth quarter of Fiscal 2014, we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented. On February 3, 2015, we finalized our sale of the PPT® business. See additional information in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

In December 2014, we acquired the U.S. television measurement business related to television tuning analytics utilizing return path data (the “RPD Business”) of WPP’s Kantar business unit. We also entered into agreements with GroupM and The Kantar Group, which are related WPP entities. Under the agreements, Rentrak will integrate its national and local TV measurement with a number of Kantar’s U.S.-based services that focus on digital media, advertising expenditure and purchase data. The integration will provide advertisers, agencies, TV networks, multichannel video program distributors (“MVPDs”) and local television stations throughout the U.S. with even more powerful tools to understand consumers’ purchasing habits and the ability to link TV viewing habits with purchase and other behavior in the United States. We believe these transactions give us better scale to rapidly innovate our products and services in the U.S., and we expect the agreements to produce multiple long-term revenue streams as a result of the company’s expanded relationship with GroupM and WPP. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Our Products and Services
We provide media measurement business intelligence services across multiple screens and platforms delivered as SaaS. These services, offered primarily on a recurring subscription basis, are distributed to clients through patented software systems and business processes into two broad areas within the entertainment industry, which we refer to as TV Everywhere™ and Movies Everywhere™. Our systems capture total television audience information by providing the largest coverage from multiple screens and providers and merge that information with Advanced Demographics and information relating to actual consumer purchase behavior.

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

As noted above, in December 2014, we acquired the U.S. television measurement business related to television tuning analytics utilizing return path data (the “RPD Business”) of WPP’s Kantar business unit (see Note 6 of Notes to Condensed Consolidated Financial Statements). The financial results of the RPD Business, from the date of acquisition, are included within our TV Everywhere™ line of business. Acquisition costs are included in selling, general & administrative expenses on our Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2014.

Results of Operations
Our results are as follows (dollars in thousands):

	Three Months Ended December 31,(1)				Nine Months Ended December 31, (1)
	2014		2013		2014		2013
	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue	$26,874	100.0%	$19,517	100.0%	$74,459	100.0%	$54,042	100.0%
Cost of revenue(2)	9,538	35.5	6,820	34.9	25,182	33.8	19,938	36.9
Gross margin	17,336	64.5	12,697	65.1	49,277	66.2	34,104	63.1
Operating expenses:
Selling, general and administrative(2)(3)	16,383	61.0	12,274	62.9	43,761	58.8	34,460	63.8
Research, technology and innovation(2)(3)	3,308	12.3	2,265	11.6	9,645	13.0	6,256	11.6
Total operating expenses	19,691	73.3	14,539	74.5	53,406	71.7	40,716	75.3
Loss from continuing operations	(2,355)	(8.8)	(1,842)	(9.4)	(4,129)	(5.5)	(6,612)	(12.2)
Other income, net	82	0.3	53	0.3	122	0.2	144	0.3
Loss from continuing operations before income taxes	(2,273)	(8.5)	(1,789)	(9.2)	(4,007)	(5.4)	(6,468)	(12.0)
Provision (benefit) for income taxes	377	1.4	(758)	(3.9)	743	1.0	(2,020)	(3.7)
Loss from continuing operations, net of income taxes	(2,650)	(9.9)	(1,031)	(5.3)	(4,750)	(6.4)	(4,448)	(8.2)
Income from discontinued operations, net of income taxes(2)(3)	332	1.2	665	3.4	988	1.3	2,228	4.1
Net loss	(2,318)	(8.6)	(366)	(1.9)	(3,762)	(5.1)	(2,220)	(4.1)
Net loss attributable to noncontrolling interest	(31)	(0.1)	(23)	(0.1)	(135)	(0.2)	(52)	(0.1)
Net loss attributable to Rentrak Corporation	$(2,287)	(8.5)%	$(343)	(1.8)%	$(3,627)	(4.9)%	$(2,168)	(4.0)%

(1) Percentages may not sum due to rounding. All prior periods presented have been restated as a result of reporting our PPT® business as discontinued operations. See Note 3 of Notes to Condensed Consolidated Financial Statements.

(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$1,062		$784		$2,936		$2,363
Selling, general and administrative	617		529		1,733		1,486
Research, technology and innovation	287		189		697		477
Net income from discontinued operations	20		41		98		123
	$1,986		$1,543		$5,464		$4,449

(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative	$1,892		$1,235		$5,180		$3,483
iTVX contingent consideration	900		300		1,000		1,100
Research, technology and innovation	246		202		720		499
	3,038		1,737		6,900		5,082
Net income from discontinued operations	103		105		309		294
	$3,141		$1,842		$7,209		$5,376

Revenue

Revenue increased $7.4 million, or 37.7%, to $26.9 million in the third quarter of Fiscal 2015 compared to $19.5 million in the third quarter of Fiscal 2014. Revenue increased $20.4 million, or 37.8%, to $74.5 million in the nine month period ended December 31, 2014 compared to $54.0 million in the nine month period ended December 31, 2013. These fluctuations are described in more detail below.

Revenue information is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2014	2013
TV Everywhere™	$14,792	$8,399	$6,393	76.1%
Movies Everywhere™	7,425	6,743	682	10.1%
OnDemand Everywhere®	3,732	3,112	620	19.9%
Other services	925	1,263	(338)	(26.8)%
	$26,874	$19,517	$7,357	37.7%

	Nine Months Ended December 31,		Dollar Change	% Change
	2014	2013
TV Everywhere™	$38,618	$21,311	$17,307	81.2%
Movies Everywhere™	22,191	19,548	2,643	13.5%
OnDemand Everywhere®	10,321	9,585	736	7.7%
Other services	3,329	3,598	(269)	(7.5)%
	$74,459	$54,042	$20,417	37.8%

The increases in TV Everywhere™ revenue in the Fiscal 2015 periods were primarily due to the addition of new clients, including GroupM and The Kantar Group, sales of new services, custom data reports and rate increases for existing clients. Additionally, we have added $0.8 million relating to the acquisition of the RPD Business. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The increases in Movies Everywhere™ revenue in the Fiscal 2015 periods were primarily due to rate increases for existing clients, sales of new services and the addition of new clients. We also experienced currency rate fluctuations in the quarter, especially in Europe. If we held foreign exchange rates constant with the exchanges rates of Fiscal 2014, growth for Movies Everywhere™ would have been 12.3% and 13.9% for the three and nine months ending December 31, 2014 respectively.

The increases in OnDemand Everywhere® revenue in Fiscal 2015 periods were primarily due to the additional of new clients as well as rate increases for existing clients.

Other services primarily includes DRS revenue and measurement services relating to physical content in the home video rental industry. The decreases in revenue in the Fiscal 2015 periods were primarily due to reduced services from a DRS client as well as a decrease in home video rental transactions.

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

Cost of revenue increased $2.7 million, or 39.9%, to $9.5 million in the third quarter of Fiscal 2015 compared to $6.8 million in the third quarter of Fiscal 2014. Cost of revenue increased $5.2 million, or 26.3%, to $25.2 million in the first nine months of Fiscal 2015 compared to $19.9 million in the first nine months of Fiscal 2014.

Cost of revenue information is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2014	2013
Costs related to:
Amortization of internally developed software	$1,061	$785	$276	35.2%
Call center operation	1,412	1,327	85	6.4%
Obtaining and processing data	7,065	4,708	2,357	50.1%
	$9,538	$6,820	$2,718	39.9%

	Nine Months Ended December 31,		Dollar Change	% Change
	2014	2013
Costs related to:
Amortization of internally developed software	$2,935	$2,364	$571	24.2%
Call center operation	4,294	4,062	232	5.7%
Obtaining and processing data	17,953	13,512	4,441	32.9%
	$25,182	$19,938	$5,244	26.3%

The increases in cost of revenue in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 resulted primarily from expanding household coverage with existing data supplier agreements, and the addition of new data supplier agreements. The increases also reflect the costs associated with our acquisition of the RPD Business as described above.

Gross margin as a percentage of revenue was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Gross margin	64.5%	65.1%	66.2%	63.1%

The costs associated with our existing data supplier agreements are largely fixed. This, coupled with the increases in revenue noted above, resulted in improvements in gross margin in the nine month period ended December 31, 2014 as compared to the same period of Fiscal 2014. The decrease in gross margin in the three month period ended December 31, 2014 as compared to the prior year reflects the costs associated with our acquisition of the RPD Business as well as the addition of new data supplier agreements.

Operating Expenses
Operating expenses consist primarily of compensation and benefits, information technology, development, innovation and analytics, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Operating expense information is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
Operating expenses	2014	2013
Entertainment Essentials™	$10,214	$8,615	$1,599	18.6%
Research, technology and innovation	3,308	2,265	1,043	46.0%
Stock-based compensation costs for iTVX	900	300	600	200.0%
Acquisition & reorganization related costs	974	24	950	nm
Corporate	4,295	3,335	960	28.8%
	$19,691	$14,539	$5,152	35.4%

	Nine Months Ended December 31,		Dollar Change	% Change
Operating expenses	2014	2013
Entertainment Essentials™	$29,676	$24,046	$5,630	23.4%
Research, technology and innovation	9,645	6,256	3,389	54.2%
Stock-based compensation costs for iTVX	1,000	1,100	(100)	(9.1)%
Acquisition and reorganization related costs	1,290	214	1,076	nm
Corporate	11,795	9,100	2,695	29.6%
	$53,406	$40,716	$12,690	31.2%

Entertainment Essentials™
The increases in operating expenses for our Entertainment Essentials™ services groups in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 were primarily due to increased headcount in our sales and client services groups, as well as operating costs relating to iTVX, which was acquired in August 2013, and the RPD Business acquired in December 2014.

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

Stock-based compensation costs for iTVX
Our acquisition of iTVX in August 2013 included contingent consideration, which, if earned, will be paid in January 2016. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Condensed Consolidated Statements of Operations. For the three and nine month periods ended December 31, 2014, the fair value of the estimated contingent consideration arrangement increased by $0.9 million and $1.0 million, respectively, compared to the fair value as of March 31, 2014. The increases were a result of an increase in the value of our common stock price. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will affect the fair value of the payment and our results of operations.

Acquisition and Reorganization Costs
The acquisition costs in the three and nine month periods ended December 31, 2014, include costs relating to acquiring the RPD business, such as legal and other professional services, as well as transition services. In connection with this acquisition, we also reorganized and consolidated certain functions within our TV Everywhere™ line of business and incurred severance costs relating to consolidating and eliminating certain positions.

Corporate
The increases in Corporate expenses in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 were primarily due to increases in stock-based compensation and higher bonus accruals.

Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first nine months of Fiscal 2015 was 18.5% due to the effect of intraperiod allocations to discontinued operations. Without this allocation, the provision would have been substantially offset by net operating losses and the valuation allowance on deferred taxes.
As a result of our acquisition of the RPD Business, we expect our tax provision will increase by $875,000 each quarter due to the increase in our deferred tax liabilities for indefinite-lived assets. We expect this will continue until the company determines a valuation allowance against our net deferred tax assets is no longer required. This determination occurs when it is more likely than not that we will be able to realize our deferred tax assets, typically when profits are generated on a cumulative basis in future periods.

Our effective tax rate for the first nine months of Fiscal 2014 was a benefit of 31.2%, in part due to allocation to discontinued operations previously described as well as the reduction of our valuation allowance due to the acquisition of deferred tax liabilities as part of our acquisition of iTVX in August 2013.
Income from Discontinued Operations, net of income taxes

Income from discontinued operations, net of income taxes, includes the results of our PPT® line of business, and is as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2014	2013
Income from discontinued operations, net of income taxes	$332	$665	$(333)	(50.1)%

	Nine Months Ended December 31,		Dollar Change	% Change
	2014	2013
Income from discontinued operations, net of income taxes	$988	$2,228	$(1,240)	(55.7)%

The decreases in income from discontinued operations, net of income taxes, in the Fiscal 2015 periods compared to the same periods of Fiscal 2014 were primarily due to the continued decline in physical DVD rental transactions from retail stores as well as the exit of Blockbuster from the market in January 2014.

On February 3, 2015, we finalized our sale of the PPT® business. See additional information in Note 11 of the Notes to the Condensed Consolidated Financial Statements.
.

Net Loss to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, acquisition costs and other expenses which we consider non-recurring in nature. We believe that Adjusted EBITDA is helpful as an indicator of the current financial performance of our company and our capacity to operationally fund capital expenditures and working capital requirements. Due to the nature of our internally developed software which supports our Essentials® services and our use of stock-based compensation, we incur significant non-cash charges for depreciation, amortization and stock-based compensation expense that may not be indicative of our operating performance from a cash perspective. We also adjust for acquisition and non-recurring costs as we believe this provides a useful metric by which to compare performance from period to period.

Adjusted EBITDA does not represent cash flows from operations as defined by GAAP, is not derived in accordance with GAAP and should not be considered as an alternative to net loss (the most comparable GAAP financial measure to Adjusted EBITDA).

The table below presents a reconciliation from net loss to Adjusted EBITDA (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net loss attributable to Rentrak Corporation	$(2,287)	$(343)	$(3,627)	$(2,168)
Income from discontinued operations, net of income taxes	(332)	(665)	(988)	(2,228)
Non-recurring adjustments:
Reduction in valuation allowance on deferred tax assets	—	—	—	(324)
Recurring adjustments:
iTVX stock-based compensation	900	300	1,000	1,100
Acquisition and reorganization costs	974	24	1,290	214
Stock-based compensation from continuing operations	2,138	1,437	5,900	3,982
Income tax provision (benefit)	377	(758)	743	(1,696)
Investment income, net	(105)	(53)	(206)	(146)
Depreciation and amortization from continuing operations	1,966	1,502	5,366	4,326
Adjusted EBITDA	$3,631	$1,444	$9,478	$3,060

Adjusted EBITDA increased $2.2 million and $6.4 million in the three and nine months ended December 31, 2014, respectively, compared to same period of the prior year primarily due to the respective increases in revenue.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least December 31, 2015.

Cash and cash equivalents and marketable securities increased $63.0 million to $85.0 million at December 31, 2014 from March 31, 2014. This increase resulted primarily from $10.7 million provided by operating activities and $61.1 million related to the issuance of our common stock, partially offset by $7.7 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event we repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of December 31, 2014, we had $3.4 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $79.0 million invested in a fixed-income security fund as of December 31, 2014. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts receivable, net of allowances, increased $6.8 million to $19.0 million at December 31, 2014 from March 31, 2014, primarily due to the increase in revenue in the third quarter of Fiscal 2015 compared to the fourth quarter of Fiscal 2014.

During the first nine months of Fiscal 2015, we spent $7.7 million on property and equipment, including $5.8 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $10.3 million in Fiscal 2015 on property and equipment, of which approximately $7.5 million is for the capitalization of internally developed software, primarily for the development of systems for our Entertainment Essentials™ lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued data provider liabilities increased $5.1 million to $9.6 million at December 31, 2014 from March 31, 2014, primarily due to increased expenses incurred related to our data suppliers, the addition of new data suppliers and the timing of required payments.

Deferred revenue and other credits increased $0.6 million to $3.3 million at December 31, 2014 from March 31, 2014, primarily due to the increase in revenue as the balance includes amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.5 million at December 31, 2014, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York and Portland, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $54,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $15,000 per quarter for the remainder of Fiscal 2015.

We currently have a revolving line of credit for $15.0 million that matures February 1, 2017. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0 percent and will be adjusted on a quarterly basis, beginning as of March 31, 2015, based on agreed upon criteria. The maximum interest rate that can be charged is 2.0 percent and the minimum rate is 1.5 percent. Fees on the unused portion of the line are accrued at 0.15 percent per annum, and will also be adjusted on a quarterly basis. The maximum fee on the unused portion of the line is 0.25 percent per annum and the minimum rate is 0.10 percent per annum. The credit line is secured by substantially all of our assets. At December 31, 2014, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of December 31, 2014, we were in compliance with those covenants.

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
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Our Fiscal 2014 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Other than the two risk factors set forth below, which supersede two similar risk factors previously disclosed in our Fiscal 2014 Annual Report on Form 10-K, there have been no material changes from the risk factors previously disclosed in our Fiscal 2014 Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Fiscal 2014 Annual Report on Form 10-K.

We may acquire or invest in other companies, products or technologies, which may be costly, dilutive to stockholders and, in the event we experience difficulties in assimilating and integrating the personnel, technologies, operating systems and products and services of acquired businesses, less beneficial than we anticipate.

As part of our business strategy, we may acquire or invest in other companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. Such acquisitions, including the acquisition of the U.S. television measurement business related to television tuning analytics utilizing return path data of WPP’s Kantar business unit, may be costly and potentially dilutive to existing shareholders in the event we offer capital stock as consideration in an acquisition. Acquisitions could also pose risks to our operations and operating results, including the possibilities of:

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

Some of our competitors have extensive distribution networks, long-standing relationships with our suppliers and customers, stronger brand name recognition and significantly greater financial resources than we do. These factors may enable our competition to have increased bargaining and purchasing power relating to resources that could enable them to operate in a more cost effective manner and/or to surpass our technological advancements. This could have a material adverse effect on our ability to grow our lines of business, including growing new lines of business and expanding existing lines of business related to our expanded relationship with GroupM and WPP.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated December 1, 2014 between Rentrak Corporation and Wells Fargo Bank, National Association					X

10.2	Revolving Line of Credit Note, dated December 1, 2014 between Rentrak Corporation and Wells Fargo Bank, National Association					X

10.3	Addendum to Promissory Note, dated December 1, 2014 between Rentrak Corporation and Wells Fargo Bank, National Association					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a).					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 5, 2015	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer