Form 10-K
period 2015-03-31
RENTRAK CORP
filed 2015-05-29
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: March 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($60.94) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2014), was $732,097,022.

The number of shares outstanding of the Registrant’s Common Stock as of May 22, 2015 was 15,253,468 shares.
Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10‑K, by reference, portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

RENTRAK CORPORATION
2015 FORM 10-K ANNUAL REPORT

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

•	increases in our costs over the next twelve months;

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•	increased spending on property and equipment in Fiscal 2016 for the capitalization of internally developed software, computer equipment, and other purposes;

•	expected amortization of our deferred rent;

•	the integration of the U.S. television measurement business related to television tuning analytics utilizing return path data of WPP’s Kantar business unit; and

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least March 31, 2016.

These forward-looking statements involve known and unknown risks and uncertainties that may cause our results to be materially different from results implied by such forward-looking statements. These risks and uncertainties include, in no particular order, whether we will be able to:

•
successfully develop, expand and/or market new services to new and existing customers, including our media measurement and advanced consumer targeting services, in order to increase revenue and/or create new revenue streams;

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

Overview

We are a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges television viewership information from over 117 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 125,000 movie screens in 47 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the Internet, on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”), and Video on Demand (“VOD”), whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with information from third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses, program and market their networks and more precisely target and sell their advertising inventory. Some examples of the benefits to the advertising community are improved profitability by effectively targeting viewers of specific TV shows through the products they buy, the cars they drive and how they are likely to vote in elections. Some examples of the benefits to the movie industry and video (TV) content owners are that they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our advanced analytics to populate automated buying systems. These systems automate the buying process for TV commercials and introduce efficiencies for both advertising agencies and their clients.

Rentrak Corporation is an Oregon corporation and was incorporated in 1977. It is headquartered in Portland, Oregon, with additional offices in the United States and around the world.

Prior to the fiscal year ended March 31, 2014 (“Fiscal 2014”), we had two operating divisions within our company, and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services, and our Home Entertainment operating division, which primarily included our distribution services as well as services that measure, aggregate and report consumer rental activity on packaged media products from traditional “brick-and-mortar,” online and kiosk retailers.

During the fourth quarter of Fiscal 2014, we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business, which had been a longstanding legacy business of Rentrak, and a significant component of the Home Entertainment operating division. Our PPT® business had been in a state of decline due to the decline of physical DVD rentals from retail stores. The sale of PPT® was completed as of January 31, 2015. The strategic decision to sell PPT® enables us to focus more fully on the growth of our media measurement and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented. See additional information in Note 18 of Notes to Consolidated Financial Statements.

As a result of our sale of the PPT® business, we operate in a single business segment encompassing our media measurement and advanced consumer targeting services which are primarily delivered through scalable, SaaS tools within our Essentials® product lines. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with information from consumer segmentation and purchase behavior databases. We provide movie studios, television networks and local stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, VOD and “Over the Top” (“OTT”) television performance and worldwide box office results. Our movie measurement products measure more than 95% of the ticket sales globally in real or near real time, allowing our customers to make decisions to market, promote and manage the industry for maximum profitability.

Our Products and Services

Our media measurement services are distributed to clients through patent pending software systems and business processes into two broad areas within the entertainment industry, which we refer to as TV Everywhere™ and Movies Everywhere™. The content viewership and Advanced Demographics (the products we buy and the “lifestyles” we lead) included in our TV Everywhere™ products are from nearly every ZIP code in America, projected to all 210 local TV markets and to a national level across multiple distribution platforms. This method results in granular levels of processing from billions of transactions and establishes us as a premier source of television ratings with consumer targeting using Advanced Demographics.

We are also the only source of worldwide movie box office results, trends and insights. Our business growth within the Movies Everywhere™ product lines is due to our continued expansion of our global footprint, as well as the introduction of new products to help studios and content creators better monetize their content for maximum profitability. We have also seen significant growth within our TV Everywhere™ service offerings and believe there is opportunity for continued growth. As the TV, video and advertising sectors continue to evolve, they are becoming increasingly more fragmented, and consumers can view a wide variety of entertainment content wherever and whenever they choose via an expanding array of devices and technologies. We have invested heavily in our systems, processes and databases in order to address the evolving needs of the industry and help our clients maximize the efficiency and effectiveness of their advertising programs. Our systems capture total television audience information by providing the largest coverage from multiple screens and providers and merge that information with Advanced Demographics and information relating to actual consumer purchase behavior.

Our services are designed to help our clients understand consumer viewing, reaction and purchase behavior everywhere content and advertising are consumed to allow both sellers and buyers to more precisely target the most relevant viewing audience. This precise targeting enables our clients to optimize their marketing, sales and advertising strategies. The majority of our service offerings are related to four major types of content: 1) ad-supported content, specifically linear television which can be viewed as a scheduled program, in a time-shifted manner, on VOD, or streamed or downloaded from the Internet or via a mobile device, 2) subscription- or transactional-based programming content, 3) advanced media and analytics, which provides audience targets, measurement and marketing mix optimization for television and digital viewing content combined and 4) theatrical box office content. Typical customers utilizing our services include content producers, studios, distributors, national networks, local stations, satellite and cable operators, agencies, and a wide spectrum of advertisers, ranging from traditional consumer brands to various political groups. We also provide many of our clients tailored research and analytical solutions unique to their needs and specifications.

Our most significant product offerings, which we refer to as Essentials®, are:

•	TV Everywhere™, which includes TV Essentials® and StationView Essentials™;

•	Movies Everywhere™, which includes Box Office Essentials®, International Box Office Essentials™, PostTrak® and PreAct™;

•	OnDemand Everywhere®, which includes OnDemand Essentials®, Digital Download Essentials®, Multiscreen Essentials® and other Over the Top measurement tools and related products; and

•	Other services, which includes Studio Revenue Share Essentials™ (“SRSE”) and other products relating to measurement of physical content in the home video rental industry.

In December 2014, we acquired the U.S. television measurement business related to television tuning analytics utilizing return path data (the “RPD Business”) of WPP’s Kantar business unit. We also entered into agreements with GroupM and The Kantar Group, which are related WPP entities. Under the agreements, Rentrak will integrate its national and local TV measurement with a number of Kantar’s U.S.-based services that focus on digital media, advertising expenditure and purchase data. The integration will provide advertisers, agencies, TV networks, multichannel video program distributors (“MVPDs”) and local television stations throughout the U.S. with even more powerful tools to understand consumers’ purchasing habits and the ability to link TV viewing habits with purchase and other behavior in the United States. We believe these transactions give us better scale to rapidly innovate our products and services in the U.S., and we expect the agreements to produce multiple long-term revenue streams as a result of the company’s expanded relationship with GroupM and WPP. The financial results of the RPD Business from the date of acquisition are included within our TV Everywhere™ product line. See Note 4 of Notes to Consolidated Financial Statements.

In August 2013, we acquired iTVX, a provider of branded entertainment analytics, insight and research. Going beyond traditional product placement, branded entertainment is the creation and integration of original branded content into television, movie and other digital entertainment content types. Successful branded entertainment spurs consumers to engage and interact with a brand through the strategic placement of marketing messages across every screen. Our branded entertainment services provide our clients with the impact brand integration has on consumers across movie and television content on all screens, which enables users to assess the total media value of their campaigns. The financial results of iTVX, now called Rentrak Branded Entertainment™, from the date of acquisition are included within our TV Everywhere™ product line. See Note 4 of Notes to Consolidated Financial Statements.

Our revenue increased $27.3 million, or 36.1%, in the fiscal year ended March 31, 2015 (“Fiscal 2015”) compared to Fiscal 2014. Our current spending, investments and long-term strategic planning are heavily focused on the innovation, development, growth and expansion of our services and product lines, both domestically and internationally. As such, we continue to allocate significant resources towards innovation and the expansion of our data assets and technology as well as our research, analytics and sales groups. These strategic investments, many of which are expensed as incurred, have lowered our overall operating performance. As a result, we had operating losses from continuing operations of $6.1 million, $9.5 million and $26.5 million for Fiscal 2015, 2014 and 2013 respectively.

TV Everywhere™

We provide our customers with second-by-second performance metrics that deliver consumer viewing behavior for scheduled, interactive, and DVR television content. We aggregate transaction-level data across all 210 designated local television markets in the United States, which are projected to the complete footprint of television households resulting in massive amounts of information regarding viewing behavior from every market. We currently have multi-year contracts with a number of data providers including DISH Network L.L.C. (“DISH”), AT&T Services, Inc. (“AT&T), Charter Communications, Inc., DIRECTV LLC, FourthWall Media, Inc. and Cox Communications, Inc. (“Cox”). Our viewership information, which integrates satellite, telco, cable and projects Over the Air viewing, provides our customers with a deep level of granularity and stability, and thus the competitive advantage of a more informed understanding of the viewing audience. We provide our customers with access to information from hundreds of networks, which is significantly more than the information available elsewhere. Our technology includes web-based reporting systems, which provide clients with instant access to the measurement metrics and detailed analytics key to tracking content and consumer behavior across multiple platforms and devices. We also provide Advanced Demographics, which allow our customers to more accurately pinpoint audiences they want to reach, by combining our massive viewership information with third party consumer behavior information from a variety of industry-leading sources, enabling our customers to develop more targeted approaches to ad selling and buying. As an example of our status as a valued currency, our roster of political advertisers continues to expand because we help candidates target the audiences they want to reach and more efficiently and effectively utilize their campaign funds. Our most significant products for measurement of national and local television audiences within our TV Everywhere™ services include TV Essentials® and StationView Essentials™.

TV Essentials® is a comprehensive suite of research and analytical tools that reports network television audience viewership patterns across all facets of television programming and advertising, including linear and DVR television viewing. By providing transaction-level performance metrics from tens of millions of televisions across the United States, TV Essentials® helps our national network, agency and advertiser clients make better decisions by giving them a greater and more relevant and reliable understanding of the true value of their viewing audiences. We provide insight into programming effectiveness, enabling networks and network operators to optimize their TV advertising inventory. Developed with the potential capacity to handle data from all of the nation’s television households, the system can isolate individual market, network, series or telecast performances, administer national and local estimates and provide an evaluation of influencing factors such as purchase behaviors and Advanced Demographics for competitive, in-depth intelligence. One of the biggest advantages of TV Essentials® is that it combines the stability and granularity of TV viewing information with marketing segmentation and advertiser databases, resulting in robust targeted TV viewership intelligence. Our advanced television targeting enables our customers to spend their advertising dollars more efficiently and effectively since they are able to target consumers who they believe will purchase their products. In addition, with TV Essentials® Exact Commercial Ratings®, we are able to provide our national clients with the ability to determine the performance of a specific commercial on their network campaigns so they can plan, buy and sell advertising more strategically.

StationView Essentials™ is a local market television measurement and analytical service specifically designed to meet the unique needs of local television station and cable sales, news and management teams, as well as local agency media directors, planners and buyers. StationView Essentials™ allows clients to better understand consumer viewing patterns across local TV stations and cable channels in their market(s), monitor and maximize daily program performance by evaluating viewing trends down to the minute, and identify how similar audiences view programming across multiple stations and local cable channels to (a) more efficiently and effectively promote viewership to a particular station (“ratings”) and (b) negotiate inventory pricing. Additionally, with our stable and reliable ratings information and our highly targeted Advanced Demographics, our clients identify those programs that have higher densities of consumers most likely to purchase a given product, and thereby sell or buy their advertising far more effectively and profitably. Our local market services services allows local television stations, cable channels, agencies and advertisers to sell and buy television inventory not only based on the size of the audience, but more importantly on its value and relevance of the audience to the specific client. We empower our local clients to utilize television as a highly effective advertising targeting channel in much the same way that the Internet and direct marketing are used.

Technology has evolved in terms of how television advertising is bought and sold. Systems have been developed to automate the TV ad buying and selling processes, which is referred to as programmatic or automated buying/selling for television advertising (“automated TV”). Automated TV is different from current sales methods because it enables sellers and buyers to use computer software to automatically sell/buy inventory based on the relevance of the audience and efficiency of the pricing. With our Advanced Demographics and granular currency, used by several companies utilizing automated TV systems, we can help our clients target their desired audiences far more effectively. For example, local cable and satellite providers are embracing automated TV because the technology allows them to use audience viewing information to more effectively understand the type of people who are watching their ads. Our services would show our clients that viewers of a particular network at a particular time are more likely to be in the market for a particular product. This knowledge enables them to increase the value of their advertising inventory and increase the likelihood that specific targeted audiences are exposed to specific ads, thereby adding to our client’s profitability.
We have recently launched a new product offering, which we refer to as “Rubik”, which is an extension of our existing services. Rubik is a national television analytical platform that includes Advanced Demographics, enabling our clients to optimize planning and buying at the national level by creating unique target groups based on program viewing patterns or advertising exposure. Clients can also define and calculate analytic reports, such as reach and frequency or subsequent program viewership (also known as promo effectiveness). Rubik utilizes a subset of our data, including data from hundreds of national networks and, as such, is able to more quickly provide our customers with flexible analytics.
See below for a discussion within the “Innovation, Research, Development and Technology” section for more information on new products which are currently being developed.
OnDemand Everywhere®

The VOD market continues to evolve and the amount of time consumers spent with On Demand broadcast primetime content increased by 22% in calendar 2014. Innovation and technological advances continue to provide improved viewer experiences across a growing number of distribution platforms. Consumers are demonstrating increased control over what entertainment content they watch, when they watch it and on what device, whether a live broadcast, on a DVR, on VOD, or from a wide variety of OTT platforms, such as Netflix, Hulu, VUDU and iTunes, and TV Everywhere™ platforms such as Xfinity, FiOS, and AT&T U-Verse, which continues to increase the breadth of entertainment content available to the consumer. Another significant shift continues to occur as consumers move away from paid VOD content to what is known as “Free on Demand,” or ad-supported, content. Currently, more than 77% of all VOD content viewed is Free on Demand and more than 60% of its viewing happens after the seventh day that it is aired. These trends are also changing the way TV operators perceive the advertising opportunity, how advertisers look at viewership information and how content providers monetize their content. We are uniquely positioned as the only company with full census measurement of VOD. We currently collect 100% of all VOD television viewing data in the United States. We measure VOD viewing from more than 117 million television sets in the U.S. and Canada and report information relating to how consumers interact with this content.

Our information includes VOD, broadband, video and mobile device content transactions. Our OnDemand Everywhere® products include OnDemand Essentials®, Multiscreen Essentials®, AdEssentials®, Internet TV Essentials®, Digital Download Essentials®, Digital Download Essentials Industry™, Dynamic Studio Share™, VOD Monitor™ and Mobile OnDemand Essentials™. The most significant service is OnDemand Essentials®.

OnDemand Essentials® (“ODE”) provides multichannel video programming distributors (“MVPDs”) and content providers (including broadcast/cable networks and studios) with a transactional tracking and reporting system to view and analyze the performance of VOD content. This web-based system provides clients throughout the United States with access to the tools needed to track On Demand content, trends and consumer behavior and represents information from over 117 million televisions from every U.S. operator offering VOD programming. In addition, we measure VOD programming from operators in Canada, Spain and China. Our system includes daily, census-level data of current and historical market- and title-level content performance from 56 MVPDs.

We are the planning currency for VOD advertising today. Our other services within OnDemand Everywhere® currently include the measurement of VOD advertising across our national footprint of operators as well as tracking and reporting on the availability of VOD content. We also provide an auditing service which contains performance intelligence on purchased and rented movie and television content downloaded or streamed via the Internet, including royalty report tracking. Additionally, our systems process online usage data to help clients manage their ad-supported and subscription-based television programming content streamed online.

There are also some significant advances in the industry relating to television advertising technology which will allow our clients to better monetize their content and capture more of the growing number of people who watch television on a time-shifted basis, often days or weeks after a show airs. This newer technology, Dynamic Ad Insertion (“DAI”), enables TV networks to switch out and replace ads on programs that air on VOD in as little as 24 hours, instead of having to wait weeks which has been the case previously. DAI will make it much easier for networks to remove ads that can become stale or irrelevant after a few days, thus making VOD a more attractive medium for advertisers. VOD content providers will be able to use our OnDemand Essentials® system to better understand viewership, make more informed advertising decisions using our Advanced Demographics and more precisely target the right consumers at the right time. Dynamic advertising represents a great opportunity for growth for Rentrak as we expand our services to include ad measurement in addition to content measurement.

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

Our Multiscreen Essentials® service expands the capability of our ODE service to provide cross-platform reporting for VOD content viewed beyond the television set (e.g., Internet streaming, portable and mobile devices). We currently have all the data from major MVPDs for multiple platforms, totaling approximately eight million households. We intend to sign more data providers to expand our household coverage and create a large amount of cross-platform information, similar to how we use our large amount of information in linear TV.

See “Innovation, Research, Development and Technology” for more information on a comprehensive product solution which combines both our TV and OnDemand Everywhere® data assets. We continue to work to obtain and/or incorporate data from new and existing providers relating to online, mobile and OTT content. We are well positioned to continue to grow this business by adding new clients and adjusting rates as business activity increases and as advanced advertising technology is rolled out by the industry.

Movies Everywhere™

As the global movie currency, precisely measuring movie viewership from more than 95% of the worldwide box offices, Rentrak goes beyond simply reporting what movies people saw to answer three key questions: Will they go? How much did they spend? And, what did they think? Our most significant products for measurement of box office results, as well as audience sentiment, within our Movies Everywhere™ services include Box Office Essentials®, International Box Office Essentials™, PostTrak® and PreAct™.

Box Office Essentials® and International Box Office Essentials™ provide a detailed measurement of domestic and international theatrical gross receipts and attendance information combined with detailed analytics to motion picture studios and movie theater owners from more than 125,000 movie screens in 47 countries throughout the world. Rentrak is the only provider of this key information to the motion picture industry. We provide studios with access to box office performance information pertaining to specific motion pictures and movie theater circuits, including real-time, geographic-specific and historical information. Data is obtained via Internet or phone connectivity to theater box offices and is collected for an aggregate of more than 95% of all movie theaters in Argentina, Armenia, Australia, Austria, Azerbaijan, Belarus, Bolivia, Brazil, Canada, Chile, China (including Hong Kong), Colombia, Costa Rica, El Salvador, France, Georgia, Germany, Guatemala, Honduras, India, Italy, Japan, Kazakhstan, Kyrgyzstan, Malaysia, Mexico, Moldova, the Netherlands, New Zealand, Nicaragua, Panama, Paraguay, Peru, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Taiwan, Turkey, the United Kingdom & Ireland, United Arab Emirates, the United States, Uruguay and Venezuela.

PostTrak® is our exit polling service, which delivers additional real-time insights relating to a movie’s performance, such as audience reaction about the movie, as well as specific demographic information relating to attendance, such as gender, ethnicity and age.

PreAct™ is a long-lead measurement tool that helps clients gauge the performance of a theatrical marketing campaign. PreAct™ allows users to effectively monitor the strength of a movie’s marketing campaign up to a year in advance of its release by monitoring audience sentiment from social media. PreAct™ quantifies these insights, allowing users the opportunity to modify their campaigns accordingly during the critical marketing stage of a movie.

We are also planning to release our new product, eBOR™, which stands for Electronic Box Office Reports. This system will be rolled out to the U.S. market in Fiscal 2016 and provides audited, movie-level performance data electronically to studios for reconciliation and invoicing purposes.

Box Office Essentials® information is used around the world by major news channels, such as CNBC, as well as major sites,  such as Yahoo and in major news publications around the world, like Bloomberg News, The Wall Street Journal, The Hollywood Reporter, USA Today, and The New York Times, to name a few.  We are the source for box office reporting globally.

We have long-term relationships with each of the major Hollywood studios (“Global Clients”) in the United States and abroad. Currently, there are no competitors who provide a service comparable to Box Office Essentials® and International Box Office Essentials™, and we believe that the barriers to entry are quite high because the Global Clients prefer a single system with worldwide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants.

Other Services

Our Other Services include products relating to physical content in the home video rental industry, the most significant of which is Studio Revenue Share Essentials™.
Studio Revenue Share Essentials™ (SRSE) is a service that grants content providers timely and consistent insights, plus valuable checks and balances, regarding how both their video products and their retail customers are performing. Data relating to rented entertainment content is received on physical product under established agreements on a fee-for-service basis.

These services include entertainment content relating to units rented and/or sold by large online retailers, kiosk operators, and “brick-and-mortar” retailers, such as Netflix, Redbox and Hastings Entertainment (“SRSE Retailers”). Our services are tailored to meet the needs of content providers, which include major studios and independent program suppliers, such as Twentieth Century Fox Home Entertainment, Inc., Warner Home Video, and Sony Pictures Home Entertainment, Inc. For each SRSE client, we collect, process, audit, summarize and report the number of transactions and corresponding revenue generated on each title distributed to SRSE Retailers on a revenue sharing basis. We also provide in-depth inventory tracking by title, retailer and location. Additionally, we conduct numerous periodic physical and electronic audits of SRSE Retailers, combined with actual testing of transactions processed through their POS systems, to ensure all SRSE inventory is utilized in a manner consistent with the terms of the SRSE Retailer’s revenue sharing arrangement with our SRSE clients.

Innovation, Research, Development and Technology

We are making significant investments in our systems, which support our existing product lines. We continue to integrate various third-party databases with our products, which we believe will help advertisers deliver the right message at the right time to the right consumer group. We continue to build our analytic capabilities, which enable us to move our products from data-based to more comprehensive and applicable knowledge-based products and services. We are also continuing to integrate our ratings and Advanced Demographics into various ad buying and selling systems. These expenditures will likely increase our costs over the next twelve months. We believe we will be able to leverage these investments and generate revenue and earnings streams that contribute to our overall success.

We are also investing significant resources in, and continue to develop and expand, our comprehensive services that provide business analytics and research across multiple media platforms to provide our clients with insights into movies and television content from every viewing device. Our comprehensive services currently include live TV, DVR, Internet TV, mobile, and VOD and are being expanded to include digital content. This system compiles viewing data, using common metrics, to illustrate each platform’s individual contribution and compares it against other media platforms. With the ability to track viewing across various media, this expanded multiscreen product helps our clients better understand how content is being consumed by end users in order to interpret the effect such consumption has on other media platforms. Our clients are able to understand consumer adoption of new platforms, visualize cross-platform consumption and support more complex advertising models by targeting audiences on every platform.

We are also working on developing products which will enable us to offer a consumer targeting engine to our customers through cross media data management platforms that can be used to build unique consumer targets across both TV and digital information assets.

Competition

Our primary competitors in the market for global media measurement and advance consumer targeting in the entertainment, television, video and advertising industries are Nielsen and TiVo, which are companies with significantly greater resources than Rentrak. Nielsen’s service is largely based on a sampling methodology with a small sample in each market which is used to measure television viewing behaviors, and is currently the television industry’s standard measurement of television ratings behavior for advertising purposes, referred to as the “sample currency”. TiVo offers audience research and measurement products to advertisers based on the data obtained from their proprietary technology.

We compete in these markets primarily on the basis of product performance. Our services and systems differ from the competing services described above in that we offer a measurement system based on a massive amount of passively-collected viewing activity, from a number of sources, which results in far more granular, reliable and predictable solutions as compared to the small, compensated sample approach used by most of our competitors. Our approach projects the results to local and national levels across multiple platforms. This method results in granular levels of processing from billions of transactions and establishes us as the only company that provides television ratings with such a massive and passive TV measurement footprint. We believe this positions us to offer a more comprehensive, representative, targeted, and relevant system that networks, stations, agencies and advertisers are demanding and, consequently, that the market will continue to purchase our measurement products.

Trademarks, Copyrights, Proprietary Rights and Patents

In the United States, we have registered our RENTRAK®, Essentials®, Box Office Essentials®, PostTrak®, Home Video Essentials®, OnDemand Everywhere®, OnDemand Essentials®, AdEssentials®, TV Essentials®, Digital Download Essentials®, Exact Commercial Ratings®, Internet TV Essentials®, Multiscreen Essentials® trademarks, among others, and applied to register other marks under federal trademark laws. We have applied to register and obtained registered status in several foreign countries for many of our trademarks. We believe our Essentials® software is entitled to copyright protection. We believe that our intellectual property is important to our marketing efforts and the competitive value of our services, and we intend to take appropriate action to halt infringement and protect against improper usage.

We own two patents directed to techniques for extracting revenue information from point-of-sale terminals, as well as nine patents for linear data collection, projections, and analysis. Among the linear TV patents are two for our sophisticated "TV-off" methodology, which accurately accounts for cases when the TV is turned off but the set-top box (“STB”) is left on. We also own patents for a new way to combine transactional data (such as TV STB data) with traditional survey- or census-based datasets, a system and method for measuring TV audience engagements, and a number of patents for proprietary methods to clean and adjust return-path data. We believe our proprietary technologies, in combination with our ability to innovate and our dedicated, skilled personnel, provide us with advantages over our competitors’ technologies. There is no assurance, however, that we will be able to obtain patents covering such proprietary technologies.

Employees

As of March 31, 2015, we employed 419 full-time associates and 113 part-time associates. We consider our relations with our associates to be good.

Financial Information About Industry Segments, Enterprise-Wide Data and Geographic Information

See Note 16 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Certain Essentials® services face various obstacles to widespread market adoption, including competition from companies with significantly greater resources than ours.

Our Essentials® services are dependent on several factors for long-term success, including our ability to compete with larger and more seasoned competitors in this market. Our primary competitors currently are Nielsen and TiVo. Each of these competitors has significantly greater resources than we do, which could allow them to become more formidable competitors with enhanced technology service solutions. Additionally, we face other obstacles. For instance, we may be unable to reasonably obtain data and/or data providers may be reluctant or ultimately decide not to grant us adequate access to their digital transaction data, which is a key component of our systems. The owners of data may also impose greater restrictions on the use and reporting of such data, which may make it difficult to fully realize the opportunities we anticipate for our products and related services. Further, the marketplace (such as advertisers, advertising agencies and television networks) may be reluctant to adopt a new standard of viewership measurement. These factors could have an adverse effect on our ability to grow these services, which could lead to a material adverse effect on our results of operations, financial condition and cash flows.

We may lose a significant number of clients if we are unable to obtain requisite data and other content to source our systems which provide our Essentials® services.

Our Essentials® services rely on data collected from a wide variety of sources. Once received, the data must be reviewed, processed, integrated and, at times, converted to our required file format. If we are unable to obtain quality data feeds and process that data in a timely manner, we may not be able to meet the needs of our clients, and we could lose clients. The loss of a significant number of Essentials® clients would have an adverse impact on our ability to grow our Essentials® product lines and related revenue, which could result in a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of our business strategy, we may acquire or invest in other companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. Such acquisitions may be costly and potentially dilutive to existing shareholders in the event we offer capital stock as consideration in an acquisition. For example, we issued shares of our capital stock in the acquisition of the U.S. television measurement business related to television tuning analytics utilizing return path data of WPP’s Kantar business unit. Acquisitions could also pose risks to our operations and operating results, including the possibilities of:

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

Our SRSE business is dependent on studios maintaining direct revenue sharing relationships with “brick-and-mortar,” kiosks and online retailers.

We currently collect, process, audit, summarize and report transactional data relating to rental and sales activity of home entertainment content at traditional and online retailers and kiosk locations that have revenue sharing agreements directly with major studios. There are a number of risks that may adversely affect the size and profitability of this SRSE business. First and foremost, our business is dependent on the SRSE clients maintaining SRSE relationships with the SRSE Retailers. Should these clients end those relationships, they would have no need for our services. Second, our SRSE clients could decide to invest the resources necessary to provide these services internally. Lastly, if the overall size of the home entertainment rental market contracts significantly, or the large “brick-and-mortar” and online retailers’ share of the overall rental market declines substantially, the amount of data we process and audit on behalf of our clients would also be reduced, resulting in a decrease in our revenue. These and other factors could potentially reduce the demand for our SRSE services and the quantity of data we process, which would negatively affect our results of operations, financial condition and cash flows.

The future success of our company is highly dependent on our ability to maintain and grow our base of clients who subscribe to our Essentials® product offerings.

Our success depends on effective software solutions, marketing, sales and customer relations for our Essentials® services, as well as acceptance of future enhancements and new services by our existing and prospective clients. If we are unable to both retain existing clients and secure new clients for our Essentials® services, our results of operations, financial condition and cash flows will be adversely affected.

We have voluntarily applied for accreditation from the Media Rating Council (the “MRC”) for certain TV Essentials® products and services within our Essentials® product lines and we cannot predict when we will receive such accreditation, if at all.
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

Our Essentials® services are highly dependent on employees who are skilled and experienced in information technologies.

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks, or other attempts to harm our systems. Our data centers are located in areas with potential risk of earthquakes. Our data centers are also exposed to risks of break-ins, sabotage, intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenue and results of operations.

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

The trading price of our common stock has, at times, experienced substantial price volatility and may continue to be volatile. For example, our common stock price has fluctuated from a high of $85.69 to a low of $45.57 for the 52 weeks ended March 31, 2015. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

Oregon law may have anti-takeover effects.

The Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the Board of Directors. The provisions of the Oregon Control Share Act and the Business Combination Act could have the effect of delaying, deferring or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

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

Stock Price and Dividends

Our common stock, $0.001 par value, is traded on the NASDAQ Global Market, where its prices are quoted under the symbol “RENT.” The closing price of our common stock on the NASDAQ Global Market on May 22, 2015 was $67.16. As of May 22, 2015 there were 166 holders of record of our common stock.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the quarters in the last two fiscal years as regularly quoted on the NASDAQ Global Market:

Fiscal 2015	High	Low
Quarter 1	$61.10	$45.57
Quarter 2	61.84	46.92
Quarter 3	85.69	59.08
Quarter 4	82.08	52.82

Fiscal 2014	High	Low
Quarter 1	$24.68	$19.92
Quarter 2	34.29	19.96
Quarter 3	40.50	32.73
Quarter 4	66.95	36.44

Holders of our common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued.

No cash dividends have been paid or declared during the last 16 fiscal years. The present policy of the Board of Directors is to retain earnings to provide funds for operation and expansion of our business. We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This chart compares the five-year cumulative total return on our common stock with that of the NASDAQ Composite index, a new peer group and our previous peer group, both of which were selected by us. The chart assumes $100 was invested on March 31, 2010, in our common stock, the NASDAQ Composite index and the peer groups, and that any dividends were reinvested. For Fiscal 2015, we updated our peer group (“New Peer Group”) to make it more reflective of our peers going forward. The New Peer Group is composed of Acxiom Corp., comScore, Inc., Forrester Research Inc., Nielsen Holdings N.V., and Rocket Fuel Inc. Our previous peer group was composed of: Acxiom Corp., comScore, Inc., Hastings Entertainment, Inc. and Nielsen Holdings N.V. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Rentrak and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015
Rentrak Corporation	$100.00	$124.92	$105.34	$102.00	$279.72	$257.82
NASDAQ Composite	100.00	116.88	132.91	143.55	188.17	219.78
New Peer Group	100.00	114.39	120.25	141.09	186.96	174.97
Previous Peer Group	100.00	105.83	112.63	133.26	177.62	174.90

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	Year Ended March 31,
Statement of Operations Data(1)	2015(5)	2014	2013	2012	2011
Revenue	$102,922	$75,600	$57,033	$47,044	$40,383
Cost of revenue(2)	35,848	27,247	21,347	14,775	11,276
Gross margin	67,074	48,353	35,686	32,269	29,107
Operating expenses:
Selling, general and administrative(2)(3)	59,861	48,799	55,998	38,245	33,545
Research, technology and innovation(2)(3)	13,292	9,014	6,215	4,662	4,498
Total operating expenses	73,153	57,813	62,213	42,907	38,043
Loss from continuing operations	(6,079)	(9,460)	(26,527)	(10,638)	(8,936)
Other income:
Other income, net	291	125	378	477	483
Loss from continuing operations before income taxes	(5,788)	(9,335)	(26,149)	(10,161)	(8,453)
Income tax benefit	(424)	(2,183)	(980)	(982)	(3,956)
Loss from continuing operations, net of income taxes	(5,364)	(7,152)	(25,169)	(9,179)	(4,497)
Income from discontinued operations, net of income taxes(1)(2)(3)	3,151	2,783	2,491	2,753	3,730
Net loss	(2,213)	(4,369)	(22,678)	(6,426)	(767)
Net loss attributable to noncontrolling interest	(225)	(115)	(61)	—	—
Net loss attributable to Rentrak Corporation	$(1,988)	$(4,254)	$(22,617)	$(6,426)	$(767)

Loss per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$(0.38)	$(0.59)	$(2.14)	$(0.82)	$(0.41)
Diluted	$(0.38)	$(0.59)	$(2.14)	$(0.82)	$(0.41)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$0.23	$0.24	$0.21	$0.25	$0.34
Diluted	$0.23	$0.24	$0.21	$0.25	$0.34
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.15)	$(0.35)	$(1.93)	$(0.57)	$(0.07)
Diluted	$(0.15)	$(0.35)	$(1.93)	$(0.57)	$(0.07)
Shares used in per share calculations:
Basic	13,508	12,177	11,733	11,197	10,962
Diluted	13,508	12,177	11,733	11,197	10,962
(1) All prior periods presented have been restated as a result of reporting our PPT® business as discontinued operations. See Note 18 of Notes to Consolidated Financial Statements.
(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$4,008	$3,175	$2,638	$2,168	$1,753
Selling, general and administrative	2,418	2,037	1,841	1,842	1,413
Research, technology and innovation	1,094	717	311	170	110
Net income from discontinued operations	104	162	161	171	155
	$7,624	$6,091	$4,951	$4,351	$3,431
(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative(4)	$6,640	$7,361	$20,864	$4,593	$5,397
Research, technology and innovation	985	697	544	359	1,278
Net income from discontinued operations	283	397	384	166	39
	$7,908	$8,455	$21,792	$5,118	$6,714
DISH & iTVX(4)	$(200)	$2,700	$15,864	$527	$2,430
(4) Stock-based compensation in the years ended March 31, 2015 and 2014 includes expense related to contingent consideration associated with our acquisition of iTVX. Stock-based compensation in the years ended March 31, 2013, 2012, and 2011includes expense related to our agreement with DISH.

(5) Fiscal 2015 includes the acquisition of the RPD Business as of December 1, 2014, the date of acquisition. See additional information in Note 4 of Notes to Consolidated Financial Statements.

	March 31,
	2015	2014	2013	2012	2011
Balance Sheet Data(1)(5)
Cash and marketable securities	$84,009	$21,970	$20,423	$27,753	$26,377
Working capital	78,096	23,081	20,919	24,231	28,947
Net current assets of discontinued operations	—	1,585	4,019	3,227	4,302
Total assets	284,523	81,267	71,781	72,881	76,175
Long-term liabilities	5,141	8,392	4,075	3,154	2,203
Stockholders’ Equity attributable to Rentrak Corporation	251,948	52,160	47,982	50,525	56,373
Footnotes on previous page.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges television viewership information from over 117 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 125,000 movie screens in 47 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the Internet, on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”), and Video on Demand (“VOD”), whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses, program and market their networks and more precisely target and sell their advertising inventory. Some examples of the benefits to the advertising community are improved profitability by effectively targeting viewers of specific TV shows based on the demographics of the show’s viewership, including, for example, the products they buy, the cars they drive and how they are likely to vote in elections. Some examples of the benefits to the movie industry and video (TV) content owners are they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our advanced analytics to populate automated buying systems. These systems automate the buying process and introduce efficiencies for both advertising agencies and their clients.

Previously, we had two operating divisions within our corporate structure and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services, and our Home Entertainment operating division, which included our distribution services as well as services that measure, aggregate and report consumer rental activity on packaged media products from traditional “brick-and-mortar,” online and kiosk retailers.

During the fourth quarter of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business, which had been a longstanding legacy business of Rentrak, and a significant component of the Home Entertainment operating division. Our PPT® business had been in a state of decline due to the decline of physical DVD rentals from retail stores. The strategic decision to sell PPT® enables us to focus more fully on the growth of our media measurement and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented. The sale of PPT® was completed as of January 31, 2015. See additional information in Note 18 of Notes to Consolidated Financial Statements.

As a result of our sale of the PPT® business, we operate in a single business segment encompassing our media measurement and advanced consumer targeting services which are primarily delivered through scalable, SaaS tools within our Essentials® product lines. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with information from consumer segmentation and purchase behavior databases. We provide movie studios, television networks and local stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, VOD and “Over the Top” television performance and worldwide box office results. Our movie measurement products measure more than 95% of the ticket sales globally in real or near real time allowing for decisions to be made to market, promote and manage the industry for maximum profitability.

Our Products and Services
We provide media measurement and consumer targeting services across multiple screens and platforms delivered as SaaS. These services, offered primarily on a recurring subscription basis, are distributed to clients through patent pending software systems and business processes into two broad areas within the entertainment industry, which we refer to as TV Everywhere™ and Movies Everywhere™. Our systems capture total television audience information by providing the largest coverage from multiple screens and providers and merge that information with Advanced Demographics and information relating to actual consumer purchase behavior.

Typical customers utilizing our services include content producers, studios, distributors, national networks, local stations, satellite and cable operators, agencies, and a wide spectrum of advertisers, ranging from traditional consumer brands to various political groups. We also provide many of our clients tailored research and analytical solutions unique to their needs and specifications.

Our most significant product offerings, which we refer to as Essentials®, are:

•	TV Everywhere™, which includes TV Essentials® and StationView Essentials™;

•	Movies Everywhere™, which includes Box Office Essentials®, International Box Office Essentials™, PostTrak® and PreAct™;

•	OnDemand Everywhere®, which includes OnDemand Essentials®, Digital Download Essentials®, Multiscreen Essentials® and other Over the Top measurement tools and related products; and

•	Other Services, which includes Studio Revenue Share Essentials™ (“SRSE”) and other products relating to measurement of physical content in the home video rental industry.

In December 2014, we acquired the U.S. television measurement business related to television tuning analytics utilizing return path data (the “RPD Business”) of WPP’s Kantar business unit. We also entered into agreements with GroupM and The Kantar Group, which are related WPP entities. We believe these transactions give us better scale to rapidly innovate our products and services in the U.S., and we expect the agreements to produce multiple long-term revenue streams as a result of our expanded relationship with GroupM and WPP. The financial results of the RPD Business from the date of acquisition are included within our TV Everywhere™ product line. See Note 4 of Notes to Consolidated Financial Statements.

In August 2013, we acquired iTVX, a provider of branded entertainment analytics, insight and research. The financial results of iTVX, from the date of acquisition, are included within our TV Everywhere™ product line.

Our revenue increased $27.3 million, or 36.1%, in Fiscal 2015 compared to Fiscal 2014. Our current spending, investments and long-term strategic planning are heavily focused on the innovation, development, growth and expansion of our services and product lines, both domestically and internationally. As such, we continue to allocate significant resources toward innovation and the expansion of our data assets and technology as well as our research, analytics and sales groups. These strategic investments, many of which are expensed as incurred, have lowered our overall operating performance and, as a result, we had operating losses from continuing operations of $6.1 million, $9.5 million and $26.5 million for Fiscal 2015, 2014 and 2013, respectively.

Results of Operations
Our results are as follows (dollars in thousands):

	Year Ended March 31, (1)
	2015(5)		2014		2013
(Dollars in thousands)	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue	$102,922	100.0%	$75,600	100.0%	$57,033	100.0%
Cost of revenue(2)	35,848	34.8	27,247	36.0	21,347	37.4
Gross margin	67,074	65.2	48,353	64.0	35,686	62.6
Operating expenses:
Selling, general and administrative(2)(3)	59,861	58.2	48,799	64.5	55,998	98.2
Research, technology and innovation(2)(3)	13,292	12.9	9,014	11.9	6,215	10.9
Total operating expenses	73,153	71.1	57,813	76.5	62,213	109.1
Loss from continuing operations	(6,079)	(5.9)	(9,460)	(12.5)	(26,527)	(46.5)
Other income:
Other income, net	291	0.3	125	0.2	378	0.7
Loss from continuing operations before income taxes	(5,788)	(5.6)	(9,335)	(12.3)	(26,149)	(45.8)
Income tax benefit	(424)	(0.4)	(2,183)	(2.9)	(980)	(1.7)
Loss from continuing operations, net of income taxes	(5,364)	(5.2)	(7,152)	(9.5)	(25,169)	(44.1)
Income from discontinued operations, net of income taxes(2)(3)	3,151	3.1	2,783	3.7	2,491	4.4
Net loss	(2,213)	(2.2)	(4,369)	(5.8)	(22,678)	(39.8)
Net loss attributable to noncontrolling interest	(225)	(0.2)	(115)	(0.2)	(61)	(0.1)
Net loss attributable to Rentrak Corporation	$(1,988)	(1.9)%	$(4,254)	(5.6)%	$(22,617)	(39.7)%
(1) Percentages may not add due to rounding. All prior periods presented have been restated as a result of reporting our PPT® business as discontinued operations. See Note 18 of Notes to Consolidated Financial Statements.

(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$4,008		$3,175		$2,638
Selling, general and administrative	2,418		2,037		1,841
Research, technology and innovation	1,094		717		311
Net income from discontinued operations	104		162		161
	$7,624		$6,091		$4,951
(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative(4)	$6,640		$7,361		$20,864
Research, technology and innovation	985		697		544
Net income from discontinued operation	283		397		384
	$7,908		$8,455		$21,792
DISH & iTVX(4)	$(200)		$2,700		$15,864
(4) Stock-based compensation in the year ended March 31, 2015 and 2014 includes expense related to contingent consideration associated with our acquisition of iTVX. Stock-based compensation in the year ended March 31, 2013 includes expense related to our agreement with DISH.

(5) Fiscal 2015 includes the acquisition of the RPD Business as of December 1, 2014, the date of acquisition. See additional information in Note 4 of Notes to Consolidated Financial Statements.

Net Loss to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock-based compensation expense and other non-operating items from our Consolidated Statements of Operations as well as certain other items specifically described below.

We believe that Adjusted EBITDA is helpful as an indicator of the current financial performance of our company and our capacity to operationally fund capital expenditures and working capital requirements. Due to the nature of our internally developed software which supports our Essentials® services and use of stock-based compensation, we incur significant non-cash charges for depreciation, amortization and stock-based compensation expense that may not be indicative of our operating performance from a cash perspective. From Adjusted EBITDA, we also adjust for non-cash items, such as stock-based compensation for DISH and iTVX, as well as cash-settled items, such as acquisition and non-recurring costs, as we believe these are not representative of our ongoing operating performance and we believe excluding these costs provide a useful metric by which to compare performance from period to period.

Adjusted EBITDA before DISH and iTVX stock-based compensation, acquisition and reorganization costs is a non-GAAP measure and should not be considered as an alternative to net loss (the most comparable GAAP financial measure to Adjusted EBITDA before DISH and iTVX stock-based compensation, acquisition and reorganization costs).

The table below presents a reconciliation from net loss to Adjusted EBITDA before DISH and iTVX stock-based compensation, acquisition and reorganization costs for the years ended March 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
Net loss attributable to Rentrak Corporation	$(1,988)	$(4,254)	$(22,617)
Adjustments:
Income from discontinued operations, net of income taxes	(3,151)	(2,783)	(2,491)
Income tax benefit	(424)	(1,859)	(980)
Reduction in valuation allowance on deferred tax assets	—	(324)	—
Investment income, net	(418)	(196)	(209)
Depreciation and amortization from continuing operations	7,520	5,929	4,790
Stock-based compensation from continuing operations(1)	7,825	5,358	5,544
Adjusted EBITDA	9,364	1,871	(15,963)
DISH & iTVX stock-based compensation	(200)	2,700	15,864
Acquisition and reorganization costs	4,803	325	405
Adjusted EBITDA, before DISH and iTVX stock-based compensation, reorganization and acquisition costs	13,967	4,896	306
(1) Excludes DISH and iTVX stock-based compensation.

Adjusted EBITDA before DISH and iTVX stock-based compensation, acquisition and reorganization costs increased $9.1 million from Fiscal 2014 due primarily to the growth in revenue.

Revenue

Our revenue mix by product line as well as increases (decreases) in revenue are as follows (dollars in thousands):

	Year Ended March 31,				Dollar Change	% Change
	2015	% of revenue	2014	% of revenue
TV Everywhere™	$55,046	53.5%	$31,316	41.4%	$23,730	75.8%
Movies Everywhere™	29,542	28.7	26,493	35.0	3,049	11.5
OnDemand Everywhere®	14,265	13.9	12,841	17.0	1,424	11.1
Other services	4,069	3.9	4,950	6.6	(881)	(17.8)
Total revenue	$102,922	100.0%	$75,600	100.0%	$27,322	36.1%

	Year Ended March 31,				Dollar Change	% Change
	2014	% of revenue	2013	% of revenue
TV Everywhere™	$31,316	41.4%	$17,599	30.9%	$13,717	77.9%
Movies Everywhere™	26,493	35.0	23,949	42.0	2,544	10.6
OnDemand Everywhere®	12,841	17.0	11,498	20.2	1,343	11.7
Other services	4,950	6.6	3,987	6.9	963	24.2
Total revenue	$75,600	100.0%	$57,033	100.0%	$18,567	32.6%

Revenue increased $27.3 million, or 36.1%, to $102.9 million in Fiscal 2015, compared to $75.6 million in Fiscal 2014. Revenue increased $18.6 million, or 32.6%, to $75.6 million in Fiscal 2014, compared to $57.0 million in Fiscal 2013. For Fiscal 2015,

2014 and 2013, recurring subscription revenue comprised 88.9%, 93.1% and 97.5% of our consolidated revenues, respectively. As previously described, our revenue is primarily recurring, subscription based fees.

TV Everywhere™ product lines

Revenue from our TV Everywhere™ product lines was as follows (dollars in thousands):

	Year Ended March 31,
TV Everywhere™	2015	2014	2013
Revenue	$55,046	$31,316	$17,599
% of Total Revenue	53.5%	41.4%	30.9%

$ Growth	$23,730	$13,717	$8,373
% Growth over Prior Year	75.8%	77.9%	90.8%

Our TV Everywhere revenue grew by $23.7 million, or 75.8%, in Fiscal 2015 over Fiscal 2014. Revenue from new and acquired clients and new services represented $19.9 million, or 83.7% of this increase. Additionally, more than half of our revenue in Fiscal 2015 and Fiscal 2014 was generated from agreements with national broadcast networks, local broadcast stations and local agencies. The increase in revenue from local stations in Fiscal 2015 was due primarily to an increase in the number of local station clients as well as expansions within station groups. The increase in revenue from national networks in Fiscal 2015 was due to an increase in subscription agreements including more of the largest national broadcast networks.

We also generate revenue from advertising agencies and numerous brand advertisers, and this category has grown significantly since Fiscal 2013. The increase in revenue from advertisers was due to an increase in our political category in Fiscal 2015 compared to Fiscal 2014, which we expect will fluctuate based on the timing of political races, as well as the full year impact of iTVX, which was acquired in August 2013.

Revenue has also increased due to the addition of new advertising agencies, rate increases from existing agency clients and analytical services. When advertising agencies increase their utilization of our products and services and base their ad buying decisions on our ratings information, their adoption drives new subscribers, such as national networks and brand advertisers. We now have the top five agency holding companies as clients along with several of the top media agencies, which continues to solidify our position as the premier source of television ratings and advanced consumer targeting.

Many of our data providers also subscribe to our services and revenue from this group increased in Fiscal 2015 due to the addition of new data providers. Also, we acquired Kantar’s RPD business in December 2014. Revenue from acquired contracts added $2.9 million in Fiscal 2015 revenue.

Our TV Everywhere™ revenue grew by $13.7 million, or 77.9%, in Fiscal 2014 over Fiscal 2013. Revenue from new and acquired clients and new services represented $11.7 million, or 85.1% of this increase. Revenue from national broadcast networks, local broadcast stations and local agencies contributed the largest portion of this growth due to the addition of new clients as well as rate increases from existing clients. Revenue from advertisers also increased in Fiscal 2014 and was primarily due to an increase in revenue from political advertisers, the addition of new clients and sales of new services. Revenue from advertising agencies and media analytics also increased due to the addition of new agency clients. The remaining increase was due to an increase in revenue from data providers.

Movies Everywhere™ product lines

Revenue from our Movies Everywhere™ product lines was as follows (dollars in thousands):

	Year Ended March 31,
Movies Everywhere™	2015	2014	2013
Revenue	$29,542	$26,493	$23,949
% of Total Revenue	28.7%	35.0%	42.0%

$ Growth	$3,049	$2,544	$2,903
% Growth over Prior Year	11.5%	10.6%	13.8%

The increase in Movies Everywhere™ revenue in Fiscal 2015 compared to Fiscal 2014 was primarily due to sales of our newer services, PreAct™ and PostTrak®, and the addition of new clients, the total of which represented 57.1% of the overall increase, as well as rate adjustments for our existing clients. Our Fiscal 2015 results were also impacted by declines in foreign currency, which lowered revenue by $0.4 million. On a constant currency basis, assuming foreign exchange rates were held constant with exchange rates for fiscal 2014, Movies Everywhere™revenue would have increased by $3.4 million, or 12.9% over Fiscal 2014.

The increase in Movies Everywhere™ revenue in Fiscal 2014 compared to Fiscal 2013 was primarily due to rate increases for existing clients, as well as the sales of our newer services, PostTrak® and PreAct™and the addition of new clients, the total of which represented 24.0% of the increase. On a constant currency basis, assuming foreign exchange rates were held constant with exchange rates for fiscal 2013, Movies Everywhere™ revenue would have increased by $1.8 million, or 7.7%, over Fiscal 2013.

OnDemand Everywhere® product lines

Revenue from our OnDemand Everywhere® product lines was as follows (dollars in thousands):

	Year Ended March 31,
OnDemand Everywhere®	2015	2014	2013
Revenue	$14,265	$12,841	$11,498
% of Total Revenue	13.9%	17.0%	20.2%

$ Growth	$1,424	$1,343	$1,519
% Growth over Prior Year	11.1%	11.7%	15.2%

The increase in OnDemand Everywhere® revenue in Fiscal 2015 resulted primarily from the addition of new clients and increased usage of our ratings information by ad agency holding companies, the total of which represented 44.9% of the overall increase, price increases and analytical services.

The increase in OnDemand Everywhere® revenue in Fiscal 2014 was due to the addition of new clients, which represented 46.8% of the overall increase, as well as rate increases for existing clients.

Other Services

Revenue from our Other Services was as follows (dollars in thousands):

	Year Ended March 31,
Other Services	2015	2014	2013
Revenue	$4,069	$4,950	$3,987
% of Total Revenue	3.9%	6.6%	6.9%

$ Growth	$(881)	$963	$(2,806)
% Growth (decline) over Prior Year	(17.8)%	24.2%	(41.3)%

Other services primarily includes SRSE revenue. As our other product lines have grown and expanded, this product line as a percentage of total revenue has declined. The decrease in SRSE revenue in Fiscal 2015 compared to Fiscal 2014 was primarily due to an overall decrease in home video rental transactions of physical product. The increase in SRSE revenue in Fiscal 2014 compared to Fiscal 2013 was due to an increase in transactions which we process.

Cost of Revenue and Gross Margin
Cost of revenue includes direct costs relating to our Essentials® product lines and consists of costs associated with the operation of a call center for our Movies Everywhere™ products, as well as costs associated with amortizing capitalized, internally developed software used to provide the corresponding services and direct costs incurred to obtain and process data and maintain our systems.

Cost of revenue increased $8.6 million, or 31.6%, in Fiscal 2015 compared to Fiscal 2014, and increased $5.9 million, or 27.6%, in Fiscal 2014 compared to Fiscal 2013.

Cost of revenue information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2015	2014
Costs related to:
Amortization of internally developed software	$4,008	$3,175	$833	26.2%
Call center operation	5,613	5,487	126	2.3
Obtaining and processing data	26,227	18,585	7,642	41.1
	$35,848	$27,247	$8,601	31.6%

	Year Ended March 31,		Dollar Change	% Change
	2014	2013
Costs related to:
Amortization of internally developed software	$3,175	$2,639	$536	20.3%
Call center operation	5,487	5,253	234	4.5
Obtaining and processing data	18,585	13,455	5,130	38.1
	$27,247	$21,347	$5,900	27.6%

The increases in cost of revenue in the Fiscal 2015 and the Fiscal 2014 periods compared to the same periods of the prior years, resulted primarily from expanding household coverage with existing data supplier agreements, the addition of new data supplier agreements and the amendment to our data supplier agreement with DISH, which occurred in the second quarter of Fiscal 2013, and requires minimum payments relating to predefined net profit sharing provisions of portions of our TV Essentials® product lines.

Gross margin as a percentage of revenue and revenue mix by major product line was as follows:

	Year Ended March 31,
	2015	2014	2013
Consolidated Gross Margin	65.2%	64.0%	62.6%

Revenue Mix by Major Product Lines:
TV Everywhere™	53.5%	41.4%	30.9%
Movies Everywhere™ and OnDemand Everywhere®	42.6%	52.0%	62.2%

Our consolidated gross margin was 65.2%, 64.0% and 62.6% of consolidated revenue for Fiscal 2015, 2014 and 2013, respectively. We incur data costs for all of our product lines, and our most significant costs are within our TV Everywhere™ product lines. Currently, our most significant agreements with our largest data suppliers for TV Essentials® are mostly fixed. This, coupled with the increases in revenue noted above and the corresponding change in revenue mix, resulted in improvements in consolidated gross margin in all periods. As our revenue grows, we expect our margins to continue to expand. However, our margins could change significantly if we add more data suppliers in the future, change terms with existing data supplies or experience a significant shift in our overall revenue mix by product line.

Operating Expenses
Operating expenses consist primarily of compensation and benefits, information technology, development, innovation and analytics, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Operating expense information is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
Operating expenses	2015	2014
Essentials®	$40,007	$33,376	$6,631	19.9%
Research, technology and innovation	13,292	9,014	4,278	47.5
Stock-based compensation costs for iTVX	(200)	2,700	(2,900)	nm
Acquisition and reorganization costs	4,731	325	4,406	nm
Corporate	15,323	12,398	2,925	23.6
	$73,153	$57,813	$15,340	26.5%

	Year Ended March 31,		Dollar Change	% Change
Operating expenses	2014	2013
Essentials®	$33,376	$28,438	$4,938	17.4%
Research, technology and innovation	9,014	6,215	2,799	45.0
Stock-based compensation costs for iTVX and DISH	2,700	15,864	(13,164)	nm
Acquisition and reorganization costs	325	405	(80)	nm
Corporate	12,398	11,291	1,107	9.8
	$57,813	$62,213	$(4,400)	(7.1)%

Essentials®
The increase in operating expense for our Essentials® services groups in Fiscal 2015 compared to Fiscal 2014 was primarily due to increased headcount in our sales and client services groups as well as other costs associated with the expansion of our product lines, additional operating costs relating to the RPD business, which was acquired on December 1, 2014, and the full year impact of operating costs relating to iTVX, which was acquired on August 16, 2013.

The increase in operating expense for our Essentials® services groups in Fiscal 2014 compared to Fiscal 2013 was primarily due to increased headcount and other costs associated with the expansion of TV Essentials®, as well as operating costs relating to iTVX.

Our long-term strategic plan is heavily focused on the development, growth and expansion of our Essentials® product lines and services, both domestically and internationally, and we consider these expenses to be investments which will leverage these services.

Research, Technology and Innovation
We are making significant investments in our systems which support our existing product lines, as well as products which are in the planning and development phases. We continue to integrate new data providers and various third-party segmentation databases with our data further expanding our analytic capabilities. We are also continuing to expand the integration of our data into the various buying systems used by advertising agencies. The increases in these costs relate to additional headcount, as well as increased costs relating to our systems. Additionally, we are incurring costs associated with our MRC accreditation process. These expenditures will likely increase our costs over the next twelve months. We believe we will be able to leverage these investments and generate revenue and earnings streams that contribute to our overall success.

Stock-based compensation costs for iTVX and DISH
Our acquisition of iTVX in August 2013 included contingent consideration, which, if earned, will be paid in January 2016. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Consolidated Statements of Operations. As of March 31, 2015 and 2014, the fair value of the estimated contingent consideration arrangement decreased by $0.2 million and increased by $2.7 million, respectively, compared to the acquisition date fair value. The changes were a result of changes in the value of our common stock price. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will impact the fair value of the payment and our results of operations.

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

Acquisition and Reorganization Costs
Acquisition and reorganization costs in Fiscal 2015 included costs relating to acquiring the RPD business, such as legal and other professional services, as well as transition services. In connection with the acquisition, we also reorganized and consolidated certain functions and incurred severance costs relating to consolidating and eliminating certain positions.
Acquisition and reorganization costs in Fiscal 2014 included costs associated with the acquisition of iTVX. Acquisition and reorganization costs in Fiscal 2013 included costs related to our acquisition of Media Salvation, costs associated with our Chinese joint venture, Sinotrak, as well as other reorganization related costs associated with consolidating and eliminating certain positions.
Corporate
The increase in Corporate expenses in Fiscal 2015 compared to Fiscal 2014 was primarily due to increases in stock based compensation and higher bonus accruals.

The increase in Corporate expenses in Fiscal 2014 compared to Fiscal 2013 was primarily due to increases in headcount, professional services fees and higher bonus accruals.

Income Taxes
Our effective tax rate was 7.3% for Fiscal 2015 and was driven by tax expense related to amortization of indefinite-lived intangible assets. This expense was partially offset by a tax benefit related to the allocation of tax expense to discontinued operations.

Primarily due to our investments in acquisitions, as well as the growth in our media measurement services and our equity compensation structure, we have cumulative operating losses over the past three fiscal years. As a result, we evaluated various factors relating to these assets and determined in Fiscal 2012 that it was not more likely than not that all of our deferred tax assets would be realized and, accordingly, we recorded a full valuation allowance. This position did not change in Fiscal 2013, 2014 or 2015. In the future, if we generate taxable income, we would re-evaluate our ability to utilize these deferred tax assets and the need for the valuation allowance, which could reduce future tax expense.

As a result of our acquisition of the RPD business, we expect our tax provision will increase by $875,000 each quarter due to the increase in our deferred tax liabilities for indefinite-lived assets. We expect this will continue until we determine a valuation allowance against our deferred tax liabilities is no longer required. This determination occurs when it is more likely than not that we will be able to realize our deferred tax assets, typically when profits are generated on a cumulative basis in future periods.

Our effective tax rate was 23.4% in Fiscal 2014. The rate was affected by a change in state law allowing research credits to be used to offset minimum tax in Oregon, as well as a benefit related to the release of valuation allowance upon the acquisition of iTVX.

Our effective tax rate was 3.7% in Fiscal 2013. The rate was negatively affected by the recording of a $10.0 million valuation allowance to fully reserve our deferred tax assets offset by a tax benefit related to the allocation of tax expense to discontinued operations.

Income from Discontinued Operations, net of income taxes

Income from discontinued operations, net of income taxes for Fiscal 2015, 2014, and 2013 includes the results of our PPT® business and is as follows (dollars in thousands):

	Year Ended March 31,		Dollar Change	% Change
	2015	2014
Income from discontinued operations, net of income taxes	$3,151	$2,783	$368	13.2%

	Year Ended March 31,		Dollar Change	% Change
	2014	2013
Income from discontinued operations, net of income taxes	$2,783	$2,491	$292	11.7%

We completed our sale of the PPT® business as of January 31, 2015. For Fiscal 2015, income from discontinued operations, net of tax includes a gain recorded on the sale of the business. We recorded a gain of $2.2 million, net of tax expense of $1.5 million.

The increase in income from discontinued operations, net of income taxes in Fiscal 2014 compared to Fiscal 2013 was due to an increase in revenue as a result of the addition of Blockbuster as a major customer and the addition of a major supplier during our third quarter of Fiscal 2013. In January 2014, Blockbuster exited the market.

Inflation

We believe that inflation did not have a material impact on our business in Fiscal 2015, 2014 and 2013.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least April 1, 2016.

Cash and cash equivalents and marketable securities increased $62.0 million to $84.0 million at March 31, 2015 from March 31, 2014. This increase resulted primarily from $62.3 million in proceeds from the issuance of our common stock and $9.8 million provided by operating activities, partially offset by $10.9 million used for the purchase of equipment and capitalized information technology costs. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event the foreign subsidiaries repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of March 31, 2015, we had $3.2 million in foreign bank accounts, of which we plan to use $1.8 million to fund our international expansion and growth. The remaining cash is held by Sinotrak, our Chinese joint venture, and will be used to support growth for that operation.

We had $80.3 million invested in a fixed-income security fund as of March 31, 2015. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts receivable, net of allowances, increased $4.4 million to $16.9 million at March 31, 2015 from March 31, 2014, primarily due to revenue growth.

Other current assets increased $1.1 million to $3.9 million at March 31, 2015 from March 31, 2014 primarily due to a receivable from Vobile related to our sale of the PPT® business.

During Fiscal 2015, we spent $10.9 million on property and equipment, including $7.6 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $13.8 million on property and equipment for all of Fiscal 2016, of which approximately $9.7 million is for the capitalization of internally developed software, primarily for the development of systems for our Essentials® product lines. The remaining amounts include primarily purchases of computers, servers and networking equipment.

Accounts payable increased $1.6 million to $4.0 million at March 31, 2015 from March 31, 2014, primarily due to the timing of payments and costs relating to our Essentials® product lines.

Accrued data provider liabilities increased $2.8 million to $6.7 million at March 31, 2015 from March 31, 2014, primarily due to increased expenses incurred related to our data suppliers.

Accrued compensation, including the current and long-term portion, increased $0.4 million to $11.8 million at March 31, 2015 from March 31, 2014, primarily due to $0.6 million in increases in payroll related accruals offset by a $0.2 million credit related to the contingent consideration associated with our acquisition of iTVX.

Deferred revenue and other credits increased $1.2 million to $3.8 million at March 31, 2015 from March 31, 2014, primarily due to our increases in revenue. This balance includes amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.7 million at March 31, 2015, including both the current and long-term portion, represented amounts received for qualified renovations to our corporate headquarters and our offices in Portland and New York, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $65,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease term and is expected to be approximately $15,000 per quarter for Fiscal 2016.

Cash provided by discontinued operations was $1.3 million and $2.5 million, respectively, for the years ending March 31, 2015 and March 31, 2014. We sold our PPT® Business, which was the only business line within discontinued operations, on January 31, 2015. Given that the PPT® Business was in a state of decline, we do not expect this to have a material impact on our future cash flows. See Note 18.

In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2015, 276,633 shares remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities. No shares have been purchased pursuant to the January 2006 authorization in the last three fiscal years.

We currently have a revolving line of credit for $15.0 million that matures February 1, 2017. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0% per annum, and is adjusted on a quarterly basis, beginning as of March 31, 2015, based on agreed upon criteria. The maximum interest rate that can be charged is LIBOR plus 2.0 and the minimum rate is LIBOR plus 1.5. Fees on the unused portion of the line are accrued at 0.15% per annum, and are also adjusted on a quarterly basis. The maximum fee on the unused portion of the line is 0.25% per annum and the minimum rate is 0.1% per annum. The agreement provides for letters of credit to be issued, provided that at any time the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing. At March 31, 2015, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, and we had no outstanding borrowings under the agreement. The credit line is secured by substantially all of our assets and includes certain liquidity, asset and financial covenants. As of March 31, 2015, we were in compliance with those covenants.

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

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2015 follows (dollars in thousands):

	Payments Due By Fiscal Period
Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	2021 and beyond
Operating lease obligations	$16,866	$3,018	$5,568	$4,099	$4,181
Purchase obligations	44,230	20,586	23,102	542	—
Total Contractual Obligations	$61,096	$23,604	$28,670	$4,641	$4,181

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

Segment Information

Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate and report on one segment, media measurement and advanced consumer targeting. We do not operate any material separate lines of business or separate business entities.

Revenue Recognition

We generate our revenue from the delivery of subscription services and by providing analytical services and other information obtained from our systems, usually in the form of various reports delivered on a periodic basis. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We recognize revenue for our services when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The products or services have been delivered;

•	The fee is fixed or determinable; and

•	Collection of the fee is reasonably assured based on our collection history.

Subscription fees are recognized ratably over the period of service as of the date that our service or data is made available to the customer. Revenue related to the various reports we generate is recognized as value is delivered to the customer. The pattern of revenue recognition for these reports varies depending on the terms of the individual contracts and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered to the customer.

We also enter into arrangements with multiple-elements, generally including subscription, analytic services and other reporting. We recognize revenue under these arrangements in accordance with current accounting guidance which requires us to allocate consideration at the inception of the arrangement to all elements, if they represent a separate unit of accounting, based on their relative selling prices. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) a best estimated selling price (“BESP”) if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a standalone basis. BESP reflects our estimate of what the selling price of a deliverable would be if it was regularly sold on a standalone basis.

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

Advance payments are recorded as deferred revenue until services are delivered or obligations are met and revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. A number of our customers have the right to cancel their contracts by providing written notice of cancellation. In the event that a customer cancels its contract, the customer is not entitled to a refund for prior services, and will be charged for costs incurred plus services performed up to the cancellation date.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Included within accounts receivable are unbilled accounts receivable, which relate to situations in which we have recognized revenue prior to invoicing a customer. Typically, unbilled accounts receivable are invoiced in the following period. Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. Our allowance for doubtful accounts totaled $0.2 million at both March 31, 2015 and 2014, respectively. See also Schedule II, Valuation and Qualifying Accounts included in Item 8 of this Annual Report on Form 10-K.

Deferred Taxes

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes, from tax credits which have not been utilized, and from net operating loss carry-forwards. We calculate deferred tax assets and liabilities using enacted laws and tax rates that will be in effect when we expect the differences to reverse and be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset is not recorded for net operating loss carryforwards created by excess tax benefits from the exercise of stock options. To the extent such net operating loss carryforwards are utilized, stockholders’ equity will increase. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets. As of March 31, 2015 and 2014, we had a valuation allowance of $19.4 million and $17.2 million, respectively, recorded against our federal net operating and capital loss carry-forwards, as well as those net operating and capital loss carry-forwards in various state and foreign jurisdictions. As of March 31, 2015 and 2014, net deferred tax liabilities related to continuing operations totaled $2.2 million and $0.7 million, respectively.

Accounting for Unrecognized Tax Benefits

We record a benefit for uncertain tax positions only when we determine that those tax positions are more likely than not to be sustained on audit, based on the technical merits of the position. As of March 31, 2015 and 2014, the total amount of unrecognized tax benefits was $1.0 million and $0.8 million, respectively, excluding penalties and interest of $57,000 and $60,000, respectively. All unrecognized tax benefits at March 31, 2015 would affect the effective tax rate if recognized. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense in our Consolidated Statements of Operations. See Note 11 of Notes to Consolidated Financial Statements.

Capitalized Software

Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, as well as costs to develop internal software, which is used by us to provide various services to clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal software systems in order to expand our service offerings. Once this software is ready for use in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years from the date of utilization. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During Fiscal 2015, we recorded asset impairment charges of $46,000 related to various software components of our Essentials® products. Management concluded it was likely the components would not be placed in service or used in the foreseeable future. No impairment charges were recorded in Fiscal 2014 or 2013. Changes in technology could affect our estimate of the useful life of those assets. Capitalized software costs, net of accumulated amortization, totaled $12.8 million and $8.7 million at March 31, 2015 and 2014, respectively. We also had $4.1 million and $4.4 million as of March 31, 2015 and 2014, respectively, of capitalized costs associated with software projects which are still in the application development stage.

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

Fair Value of Financial Assets and Liabilities

We evaluate the fair value of certain assets and liabilities using the fair value hierarchy. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and accrued compensation. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2015 and 2014. See Note 6 of Notes to Consolidated Financial Statements.

We estimated the fair value of the contingent consideration associated with our acquisition of iTVX using unobservable inputs, reflecting our assessment of the assumptions market participants would use to value the liability. Changes in the fair value of contingent consideration agreements are recorded as income or expense in our Consolidated Statements of Operations. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Intangible Assets

In assessing the fair value of goodwill and other indefinite lived intangible assets, we first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter of every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The qualitative analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and a comparison of actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover and changes in regulations.

Based on our qualitative assessment performed during the fourth quarter of Fiscal 2015, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of March 31, 2015 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method. We evaluate the estimated remaining lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on undiscounted cash flows attributable to that asset or group of assets. There were no impairment charges related to intangible assets during the years ended March 31, 2015, 2014 and 2013.

Long-Term Investments

Long-term investments, included in other assets on the Consolidated Balance Sheets, includes investments in equity securities of privately-held companies. We determine the appropriate classification of our investments at the time of purchase. Investments in equity securities of privately-held companies without a readily determinable fair value, where we do not exercise significant influence over the investee, are recorded using the cost method of accounting. We periodically evaluate the fair value of all cost method investments to determine if an other-than-temporary decline in value has occurred or circumstances have occurred that indicate our ability to exercise influence over the investee has changed.

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

We operate globally and have exposure to market risk from changes in foreign exchange rates. In most markets, we generate revenue and expenses in local currencies. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from functional currency to our reporting currency (the United States Dollar) for consolidation purposes. Our most significant foreign currency risks relate to the Euro, the Australian Dollar, the Mexican Peso, and the Canadian Dollar. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a $66,000 increase to our operating loss for the year ended March 31, 2015. Excluding the effect of the Canadian Dollar (due to our sale of the PPT® business), we determined that a 10% decrease in value would have resulted in a $47,000 increase to our operating loss for the year ended March 31, 2015.

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rentrak Corporation

We have audited the accompanying consolidated balance sheets of Rentrak Corporation (an Oregon corporation) and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Rentrak Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Portland, Oregon
May 29, 2015

Rentrak Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$3,691	$5,102
Marketable securities	80,318	16,868
Accounts receivable, net of allowances for doubtful accounts of $179 and $162	16,884	12,525
Taxes receivable and prepaid taxes	—	122
Deferred tax assets, net	60	44
Assets held for sale	—	5,443
Other current assets	3,928	2,818
Total Current Assets	104,881	42,922
Property and equipment, net of accumulated depreciation of $29,121 and $23,785	23,035	17,891
Goodwill	135,890	7,034
Other intangible assets, net of accumulated amortization of $4,203 and $3,447	16,384	12,724
Other assets	4,333	696
Total Assets	$284,523	$81,267
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,967	$2,339
Accrued liabilities	592	370
Accrued data provider liabilities	6,690	3,887
Accrued compensation	11,724	6,743
Deferred revenue and other credits	3,812	2,644
Liabilities held for sale	—	3,858
Total Current Liabilities	26,785	19,841
Deferred rent, long-term	2,358	2,413
Accrued compensation, long-term	90	4,700
Taxes payable, long-term	465	520
Deferred tax liability, net, long-term	2,228	759
Total Liabilities	31,926	28,233
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 75,000 and 30,000 shares authorized; shares issued and outstanding: 15,251 and 12,213	15	12
Capital in excess of par value	285,280	83,562
Accumulated other comprehensive income	464	409
Accumulated deficit	(33,811)	(31,823)
Stockholders’ Equity attributable to Rentrak Corporation	251,948	52,160
Noncontrolling interest	649	874
Total Stockholders’ Equity	252,597	53,034
Total Liabilities and Stockholders’ Equity	$284,523	$81,267
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended March 31,
	2015	2014	2013
Revenue	$102,922	$75,600	$57,033
Cost of revenue	35,848	27,247	21,347
Gross margin	67,074	48,353	35,686
Operating expenses:
Selling, general and administrative	59,861	48,799	55,998
Research, technology and innovation	13,292	9,014	6,215
Total operating expenses	73,153	57,813	62,213
Loss from continuing operations	(6,079)	(9,460)	(26,527)
Other income:
Other income, net	291	125	378
Loss from continuing operations before income taxes	(5,788)	(9,335)	(26,149)
Income tax benefit	(424)	(2,183)	(980)
Loss from continuing operations, net of income taxes	(5,364)	(7,152)	(25,169)
Income from discontinued operations, net of income taxes	3,151	2,783	2,491
Net loss	(2,213)	(4,369)	(22,678)
Net loss attributable to noncontrolling interest	(225)	(115)	(61)
Net loss attributable to Rentrak Corporation	$(1,988)	$(4,254)	$(22,617)
Loss per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$(0.38)	$(0.59)	$(2.14)
Diluted	$(0.38)	$(0.59)	$(2.14)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$0.23	$0.24	$0.21
Diluted	$0.23	$0.24	$0.21
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	$(0.15)	$(0.35)	$(1.93)
Diluted	$(0.15)	$(0.35)	$(1.93)
Shares used in per share calculations:
Basic	13,508	12,177	11,733
Diluted	13,508	12,177	11,733

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss (In thousands, except footnote reference)

	For the Year Ended March 31,
	2015	2014	2013
Net loss	$(2,213)	$(4,369)	$(22,678)
Other comprehensive income (loss):
Foreign currency translation adjustments	259	370	(230)
Unrealized holding gains (losses) which arose during the period on available for sale securities(1)	(158)	73	34
Recognition of previously unrealized (gains) losses on available for sale securities included in net loss(2)	46	65	(114)
Other comprehensive income (loss)	147	508	(310)
Comprehensive loss	(2,066)	(3,861)	(22,988)
Less: Comprehensive loss attributable to noncontrolling interest	(225)	(115)	(61)
Comprehensive loss attributable to Rentrak Corporation	$(1,841)	$(3,746)	$(22,927)

(1) For the year ended March 31, 2015, 2014 and 2013, the amounts are net of deferred taxes of $0, $0 and $(30,000), respectively.

(2) For the year ended March 31, 2015, 2014 and 2013, the amounts are net of deferred tax benefits of $0, $0 and $83,000, respectively.
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity For The Years Ended March 31, 2015, 2014 and 2013 (In thousands)

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Rentrak Stockholders’ Equity Total	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at March 31, 2012	11,078	$11	$55,125	$341	$(4,952)	$50,525	$—	$50,525
Net loss	—	—	—	—	(22,617)	(22,617)	—	(22,617)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(61)	(61)
Unrealized loss on foreign currency translation	—	—	—	(230)	—	(230)	—	(230)
Unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)	—	(80)
Common stock issued pursuant to stock plans	50	—	322	—	—	322	—	322
Common stock used to pay for option exercises	(3)	—	(63)	—	—	(63)	—	(63)
Common stock used to pay for taxes associated with option exercises	(3)	—	(53)	—	—	(53)	—	(53)
Common stock issued pursuant to employee stock purchase plan ("ESPP")	37	—	511	—	—	511	—	511
Common stock issued in satisfaction of contingent payouts	33	—	—	—	—	—	—	—
Common stock issued to DISH Network	700	1	13,236	—	—	13,237	—	13,237
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	1,050	1,050
Deferred stock units ("DSUs") granted to Board of Directors	—	—	650	—	—	650	—	650
Stock-based compensation - options	—	—	5,252	—	—	5,252	—	5,252
Stock-based compensation - ESPP	—	—	172	—	—	172	—	172
Stock-based compensation - Restricted stock units ("RSUs")	—	—	366	—	—	366	—	366
Income tax effect from stock-based compensation	—	—	(10)	—	—	(10)	—	(10)
Balance at March 31, 2013	11,892	$12	$75,508	$31	$(27,569)	$47,982	$989	$48,971
Net loss	—	—	—	—	(4,254)	(4,254)	—	(4,254)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(115)	(115)
Unrealized gain on foreign currency translation	—	—	—	370	—	370	—	370
Unrealized gain on investments, net of tax	—	—	—	8	—	8	—	8
Common stock issued pursuant to stock plans	362	—	3,634	—	—	3,634	—	3,634
Common stock used to pay for option exercises	(16)	—	(669)	—	—	(669)	—	(669)
Common stock used to pay for taxes associated with option exercises	(6)	—	(418)	—	—	(418)	—	(418)
Common stock issued pursuant to ESPP	29	—	506	—	—	506	—	506

Rentrak Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity For The Years Ended March 31, 2015, 2014 and 2013 (In thousands)—cont'd

	Common Stock		Capital In Excess of Par Value	Cumulative Other Comprehensive Income (Loss)	Accumulated Deficit	Rentrak Stockholders’ Equity Total	Noncontrolling Interest
	Shares	Amount						Total Equity
Common stock used to pay for taxes associated with vested RSUs	(65)	—	(2,774)	—	—	(2,774)	—	(2,774)
Common stock issued for iTVX acquisition	17	—	405	—	—	405	—	405
DSUs granted to Board of Directors	—	—	656	—	—	656	—	656
Stock-based compensation - options	—	—	5,556	—	—	5,556	—	5,556
Stock-based compensation - ESPP	—	—	163	—	—	163	—	163
Stock-based compensation - RSUs	—	—	995	—	—	995	—	995
Balance at March 31, 2014	12,213	$12	$83,562	$409	$(31,823)	$52,160	$874	$53,034
Net loss	—	—	—	—	(1,988)	(1,988)	—	(1,988)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(225)	(225)
Unrealized gain on foreign currency translation	—	—	—	259	—	259	—	259
Unrealized loss on investments, net of tax	—	—	—	(204)	—	(204)	—	(204)
Common stock issued in exchange for DSUs	31	—	—	—	—	—	—	—
Common stock issued pursuant to stock plans	661	1	10,301	—	—	10,302	—	10,302
Common stock used to pay for option exercises	(69)	—	(4,462)	—	—	(4,462)	—	(4,462)
Common stock used to pay for taxes associated with option exercises	(21)	—	(1,100)	—	—	(1,100)	—	(1,100)
Common stock issued pursuant to ESPP	16	—	603	—	—	603	—	603
Common stock used to pay for taxes associated with vested RSUs	(51)	—	(2,737)	—	—	(2,737)	—	(2,737)
Common stock issued to WPP	944	1	76,131	—	—	76,132	—	76,132
Common stock issued for RPD Business acquisition	1,527	1	114,119	—	—	114,120	—	114,120
DSUs granted to Board of Directors	—	—	701	—	—	701	—	701
Stock-based compensation - options	—	—	3,781	—	—	3,781	—	3,781
Stock-based compensation - ESPP	—	—	247	—	—	247	—	247
Stock-based compensation - RSUs	—	—	4,134	—	—	4,134	—	4,134
Balance at March 31, 2015	15,251	$15	$285,280	$464	$(33,811)	$251,948	$649	$252,597

See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	For the Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,213)	$(4,369)	$(22,678)
Income from discontinued operations, net of income taxes	(3,151)	(2,783)	(2,491)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities of continuing operations:
Depreciation and amortization	7,520	5,929	4,790
Impairment of capitalized software projects	46	—	—
Stock-based compensation	7,625	8,058	18,781
Deferred income taxes	1,528	105	579
Loss on disposition of assets	120	4	29
Realized loss (gain) on marketable securities	46	65	(197)
Interest on note payable	—	—	25
Adjustment to allowance for doubtful accounts	17	(143)	145
(Increase) decrease, net of effect of acquisition, in:
Accounts receivable	(4,358)	(4,891)	(564)
Taxes receivable and prepaid taxes	122	(122)	—
Other assets	(1,217)	(601)	(1,404)
Increase (decrease), net of effect of acquisition, in:
Accounts payable	1,628	1,156	(291)
Taxes payable	160	(286)	(33)
Accrued liabilities and compensation	(455)	1,512	(1,716)
Deferred revenue	1,092	(59)	489
Deferred rent	(22)	219	503
Net cash provided by operating activities of discontinued operations	1,323	2,471	2,387
Net cash provided by (used in) operating activities	9,811	6,265	(1,646)
Cash flows from investing activities:
Purchase of marketable securities	(77,200)	(23,004)	(23,091)
Sale of marketable securities	13,500	22,668	28,793
Proceeds from the sale of assets	2,000	—	47
Payments made to develop intangible assets	(138)	(174)	(183)
Purchase of property and equipment, including capitalized IT labor costs	(10,854)	(7,662)	(7,024)
Net cash used by investing activities of discontinued operations	—	(114)	(86)
Cash paid for acquisition	(207)	(372)	—
Net cash used in investing activities	(72,899)	(8,658)	(1,544)
Cash flows from financing activities:
Contributions from noncontrolling interest	—	—	1,050
Issuance of common stock	62,294	3,471	770
Net cash provided by financing activities	62,294	3,471	1,820

Rentrak Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands) —cont’d

	For the Year Ended March 31,
	2015	2014	2013
Effect of foreign exchange translation on cash	(617)	189	(321)
Increase (decrease) in cash and cash equivalents	(1,411)	1,267	(1,691)
Cash and cash equivalents:
Beginning of period	5,102	3,835	5,526
End of period	$3,691	$5,102	$3,835
Supplemental non-cash information:
Capitalized stock-based compensation	$754	$1,614	$512
Decrease in leasehold improvements related to forgiven loan	—	550	—
Common stock used to pay for acquisition	114,120	405	—
Preferred shares received as consideration for sale of assets	3,714	—	—

Supplemental cash flow information:
Income taxes paid	266	309	401
Income tax refunds	2	9	60
See accompanying Notes to Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Overview

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

During the fourth quarter of the fiscal year ended March 31, 2014 (“Fiscal 2014”), we initiated our plan to sell our Pay Per Transaction® (“PPT®”) business, which had been a longstanding legacy business of Rentrak and a significant component of the Home Entertainment operating division. Our PPT® business has been in a state of decline due to the decline of physical DVD rentals from retail stores. The strategic decision to sell PPT® will enable us to focus more fully on the growth of our media measurement business and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented. The sale of PPT® was effective as of January 31, 2015. See additional information in Note 18 of Notes to Consolidated Financial Statements.

As a result of our sale of the PPT® business, we operate in a single business segment encompassing our media measurement and advanced consumer targeting services which are primarily delivered through scalable, Software as a Service (“SaaS”) products within our Essentials® product lines. These big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with consumer segmentation and purchase behavior databases. We provide movie studios, television networks and local stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, Video on Demand (“VOD”) and “Over the Top” television performance and worldwide box office results.

Note 2.	Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of Rentrak Corporation and its wholly owned subsidiaries, and those entities in which we have a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (“VIE”). Sinotrak has been included in our consolidated financial statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both parties and costs associated with its formation. The equity interests of the noncontrolling party, totaling $0.6 million and $0.9 million as of March 31, 2015 and 2014, respectively, are reported as a noncontrolling interest in our Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the years ended March 31, 2015, 2014 and 2013 are included in “Net loss attributable to noncontrolling interest” in our Consolidated Statements of Operations.

Segment Information

Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, we have determined that we operate and report on one segment, media measurement and analytics. We do not operate any material separate lines of business or separate business entities.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on our best judgment. Actual results could differ materially from those estimates. Any changes in estimates will be reflected in the financial statements in future periods. We consider our most critical accounting policies to be those related to revenue recognition and those that require the use of estimates and assumptions, specifically, accounts receivable reserves, deferred tax asset valuation reserves, determining the realizable value of capitalized internally developed software costs, stock-based compensation, unrecognized tax benefits, goodwill impairment, intangible asset valuation and the determination of useful lives.

Revenue Recognition

We generate our revenue from the delivery of subscription services and by providing analytical services and other information obtained from our systems, usually in the form of various reports delivered on a periodic basis. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We recognize revenue for our services when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The products or services have been delivered;

•	The fee is fixed or determinable; and

•	Collection of the fee is reasonably assured based on our collection history.

Subscription fees are recognized ratably over the period of service as of the date that our service or data is made available to the customer. Revenue related to the various reports we generate is recognized as value is delivered to the customer. The pattern of revenue recognition for these reports varies depending on the terms of the individual contracts and may be recognized proportionally or deferred until the end of the contract term and recognized when the information has been delivered to the customer.

We also enter into arrangements with multiple-elements, generally including subscription, analytic services and other reporting. We recognize revenue under these arrangements in accordance with current accounting guidance which requires us to allocate consideration at the inception of the arrangement to all elements, if they represent a separate unit of accounting, based on their relative selling prices. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) a best estimated selling price (“BESP”) if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a standalone basis. BESP reflects our estimate of what the selling price of a deliverable would be if it was regularly sold on a standalone basis.

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

Advance payments are recorded as deferred revenue until services are delivered or obligations are met and revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. A number of our customers have the right to cancel their contracts by providing written notice of cancellation. In the event that a customer cancels its contract, the customer is not entitled to a refund for prior services, and will be charged for costs incurred plus services performed up to the cancellation date.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at acquisition to be cash equivalents. We have funds deposited in various financial institutions in excess of the federal funds deposit insurance limits. As of March 31, 2015, we had $3.2 million in foreign bank accounts, of which we plan to use $1.8 million to fund our international expansion and growth. The remaining cash is held by Sinotrak, and will be used to support growth for that venture.

Marketable Securities

We classify our marketable securities as “available for sale” and, accordingly, our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income (loss). Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. See Note 5.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Included within accounts receivable are unbilled accounts receivable, which relate to situations in which we have recognized revenue prior to invoicing a customer. Typically, unbilled accounts receivable are invoiced in the following period. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectibility of accounts receivable by monitoring past due balances. If it is determined that a customer may be unable to meet its financial obligations, a specific reserve is established based on the amount we expect to recover. If circumstances change related to specific customers, overall aging of accounts receivable or collection experience, our estimate of the recoverability of accounts receivable could materially change. See Schedule II included on page 68 for detail regarding our provision for bad debts and allowance for doubtful accounts.

Fair Value of Financial Assets and Liabilities

We evaluate the fair value of certain assets and liabilities using the fair value hierarchy. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and accrued compensation. Based on the short-term nature of these instruments, we estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of March 31, 2015 and 2014. See Note 6.

We estimated the fair value of the contingent consideration associated with our acquisition of iTVX using unobservable inputs, reflecting our assessment of the assumptions market participants would use to value the liability. Changes in the fair value of contingent consideration agreements are recorded as income or expense in our Consolidated Statements of Operations. See Note 4 for additional information.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software and purchased intangibles subject to amortization, are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and depreciation ceases. During Fiscal 2015, we recorded asset impairment charges of $46,000, related to various software components of our products. Management concluded it was likely the components would not be placed in service or used in the foreseeable future. No impairment charges were recorded in Fiscal 2014 or 2013. Asset impairment charges are included as a component of selling, general and administrative costs in our Consolidated Statements of Operations.

Acquisitions

The purchase price for acquisitions is allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed is allocated to goodwill. See Note 4.

Goodwill and Intangible Assets

In assessing the fair value of goodwill and other indefinite-lived intangible assets, we first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If, after completing our qualitative assessment, we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value, resulting in goodwill impairment. We test goodwill for impairment during the fourth quarter of every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Based on our qualitative assessment performed during the fourth quarter of Fiscal 2015, we concluded that it was more likely than not that the estimated fair values of our reporting units exceeded their carrying values as of March 31, 2015 and, therefore, determined it was not necessary to perform the two-step goodwill impairment test.

We have long-term relationships with each of the Global Clients that purchase our Movies Everywhere™ products and services. Currently, there are no competitors who provide global box office results, and we believe that the barriers to entry are high because the Global Clients prefer a single provider with worldwide reporting capabilities. In particular, our service provides these Global Clients with access to information relating to all other market participants. Should one terminate its relationship with us, it would no longer have access to worldwide data on all market participants and, currently, similar information is not available elsewhere. Our turnover rate of clients has been minimal over the life of our product, and, given our service offerings, we do not expect our customers to change their relationships with us. Due to the absence of any competitor who can provide worldwide coverage, the tenure of our relationships with these Global Clients, and the fact that, historically, these Global Clients have preferred only one provider, our “Global customer relationships” intangible asset was determined to have an indefinite life. See Note 8. There were no impairment charges related to goodwill or indefinite-lived assets during the years ended March 31, 2015, 2014 and 2013.

We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method. We evaluate the estimated remaining lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired, based on undiscounted cash flows attributable to that asset or group of assets. There were no impairment charges related to intangible assets during the years ended March 31, 2015, 2014 and 2013.

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

Long-Term Investments

Long-term investments, included in other assets on the Consolidated Balance Sheets, includes investments in equity securities of privately-held companies. We determine the appropriate classification of our investments at the time of purchase. Investments in equity securities of privately-held companies without a readily determinable fair value, where we do not exercise significant influence over the investee, are recorded using the cost method of accounting. We have two long-term investments, which have been recorded using the cost method of accounting, carrying the investments at historical cost of $4.2 million and $0.5 million as of March 31, 2015 and 2014, respectively. We periodically evaluate the fair value of all cost method investments to determine if an other-than-temporary decline in value has occurred. We do not believe there are any events which occurred in Fiscal 2015 or 2014 that would indicate impairment to the carrying value of these assets nor was there a change in our ability to influence the investee which would indicate a change in classification was appropriate. See Note 18 for additional information related to the acquisition of shares in connection with the sale of PPT®.

Landlord Incentives

The lease for our corporate headquarters and additional offices located in Portland, Oregon and the lease for our offices in New York City contain provisions relating to allowances from our landlords associated with the costs of improvements, as well as free rent. These landlord incentives, which totaled $2.7 million at both March 31, 2015 and 2014, respectively, were recorded as deferred rent. The deferred rent related to qualified renovations is being amortized at the rate of approximately $65,000 per quarter as a reduction to rent expense over the remaining lease terms which extend through June 30, 2023.  The deferred rent related to free rent will also be amortized against rent expense over the remaining lease term and is expected to be approximately $15,000 per quarter for Fiscal 2016. See Note 13.

Capitalized Software

Capitalized software is included in property and equipment, net, and consists of costs to purchase and develop internal-use software, as well as costs to develop internal-use software which is used by us to provide various services to clients. These services provide unique data collection, management, analytic and reporting functions, resulting in business information valuable to our clients. For example, our Box Office Essentials® and International Box Office Essentials™ products report domestic and international gross receipt theatrical ticket sales to motion picture studios and movie theater owners. Our OnDemand Essentials® products measure and report anonymous video on demand (“VOD”) usage data to our clients. The internal and external costs to develop the internal software used to support these services are capitalized after the technological and business feasibility of the project is determined and the preliminary project stage is completed. We continue to develop our internal-use software systems in order to expand our service offerings. Once we begin to utilize this software in our products, these costs are amortized on a straight-line basis over the estimated economic life of the software, which is five years. Capitalized software is reviewed for impairment as discussed above. Changes in technology could affect our estimate of the useful life of these assets. Capitalized software costs, net of accumulated amortization, totaled $12.8 million and $8.7 million at March 31, 2015 and 2014, respectively. We also had $4.1 million and $4.4 million as of March 31, 2015 and 2014, respectively, of capitalized costs associated with software projects which are still in the application development stage. See Note 7.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. As of March 31, 2015 and 2014, we had a valuation allowance of $19.4 million and $17.2 million, respectively, against our deferred tax assets. As of March 31, 2015 and 2014, net deferred tax liabilities totaled $2.2 million and $0.7 million, respectively. While we remain in a valuation allowance, the deferred tax liability is expected to increase by approximately $3.7 million annually due to amortization of indefinite-lived intangible assets for which no future realization can be expected.

We record a benefit for uncertain tax positions only when we determine that those tax positions are more-likely-than-not to be sustained on audit, based on the technical merits of the position. As of March 31, 2015 and 2014, the total amount of unrecognized tax benefits was $1.0 million and $0.8 million, respectively, excluding penalties and interest of $57,000 and $60,000, respectively. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense in our Consolidated Statements of Operations. All unrecognized tax benefits at March 31, 2015 would affect the effective tax rate if recognized. See Note 11.

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

Compensation expense is only recognized on awards that ultimately vest and market-based awards.  However, we have not reduced the stock-based compensation expense for estimated forfeitures because there is no basis for estimating future forfeitures since most unvested awards are held primarily by members of senior management.  We update for forfeitures as they occur and recognize any changes to accumulated compensation expense in the period of change.  See Note 12.

Stock-Based Compensation Agreements with Non-Employees

We recognize compensation expense for stock-based compensation agreements with non-employees based on the estimated fair value of the award on the grant date and at the end of each reporting period until we reach the measurement date.  We utilize the Black-Scholes valuation model to determine the end of period fair value of these awards and adjust the cumulative incremental change in value as compensation expense over the life of the award. See Note 12.

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

Net Loss Per Share Attributable to Rentrak Corporation Common Stockholders

Following is a reconciliation of the shares used for the basic net loss per share attributable to Rentrak Corporation common stockholders (“EPS”) and diluted EPS calculations (in thousands):

	Year Ended March 31,
	2015	2014	2013
Basic EPS:
Weighted average number of shares of common stock outstanding and vested DSUs	13,508	12,177	11,733
Diluted EPS:
Effect of dilutive DSUs and stock options	—	—	—
	13,508	12,177	11,733
Total outstanding options not included in diluted EPS as they would be antidilutive	2,800	2,822	2,850
Performance and market-based grants not included in diluted EPS	21	80	270

Note 3.	New Accounting Guidance
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
Acquisition of Kantar Media’s U.S. Based Television Measurement Assets
On December 1, 2014, we acquired the U.S. television measurement business of WPP’s Kantar business unit (a unit of Competitive Media Reporting, LLC (“CMR”), an affiliate of WPP plc (“WPP”)). The agreement consists of customer contracts and relationships in the U.S. television measurement market related to television tuning analytics utilizing return path data (the “RPD Business”). The RPD Business is reported as a component of TV Everywhere™, expands our product and service offerings and provides us with a platform from which we can pursue new business opportunities.

The purchase price for the RPD Business consisted of $0.2 million cash and 1,526,790 shares of unregistered common stock with a fair market value of $114.1 million. We also entered into a Transition Services Agreement that provided certain services to us on a transitional basis.

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

On October 8, 2014, we also entered into a stock purchase agreement with WPP Luxembourg Gamma Three S.à.r.l., an affiliate of WPP. Pursuant to this agreement, on December 1, 2014, in connection with the closing of the acquisition of the RPD Business, we issued 943,834 shares of unregistered common stock in exchange for $55.8 million in cash. As of the date of issuance, the difference between the fair market value of the shares issued and the cash received was $20.3 million and has been recorded as additional purchase consideration and allocated to goodwill.

The assets purchased and liabilities assumed of the RPD business have been reflected in our Consolidated Balance Sheets as of March 31, 2015, and the results of operations of the RPD business are included in our Consolidated Statement of Operations since the closing date of the acquisition. The allocation of the purchase price is as follows (dollars in thousands):

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

For Fiscal 2015, we included $2.9 million in revenue and $4.3 million in net losses related to the RPD Business since the acquisition date which includes $4.4 million of acquisition and transition costs, and amortization expense of $0.2 million relating to the intangible assets acquired. CMR provided services related to operating the RPD Business and fulfilling obligations of the acquired client contracts. These services included personnel, systems, and related support and maintenance. These costs are included in selling, general and administrative expenses in our Consolidated Statements of Operations. As of March 31, 2015, our transition services agreement is substantially complete.

Unaudited pro forma results of operations as if the RPD Business had been acquired as of April 1, 2013, were as follows (dollars in thousands, except for per share amounts):

	For the Year Ended March 31,
	2015	2014
Total revenue	$108,716	$82,313
Net loss attributable to Rentrak Corporation	(7,479)	(13,629)
Basic earnings per share	(0.49)	(0.93)
Diluted earnings per share	(0.49)	(0.93)

The Company also entered into agreements with GroupM and The Kantar Group, which are related WPP entities, to provide ongoing TV Essentials® and OnDemand Essentials® services. We have evaluated the terms and economic benefits of these agreements and have concluded these are not part of the consideration transferred for the RPD Business. As such, we have accounted for these separately from the business combination and in accordance with our revenue recognition policies as noted in Note 2. Overall, we believe this acquisition and the additional agreements give us better scale to rapidly innovate our products and services in the U.S., and we expect the agreements to produce multiple long-term revenue streams as a result of our expanded relationship with GroupM and WPP.

iTVX

In August 2013, we acquired the outstanding stock of iTVX, a provider of branded entertainment analytics, insight and research, for $2.8 million. iTVX is reported as a component of our TV Essentials® product line and expands our product and service offerings. We made an initial payment of $0.8 million, of which approximately $383,000 was paid in cash and $405,000 was paid with 17,209 shares of our common stock. The acquisition also includes contingent consideration which, if earned, will be paid in January 2016, and is based on future revenue achieved after the completion of approximately 2 years. The range of the undiscounted amounts we could pay under the contingent consideration arrangement are between $0.5 million and $7.0 million. The fair value of the contingent consideration as of the acquisition date was $2.0 million. The contingent consideration payment will be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration).

We estimated the fair value of the contingent consideration using a beta probability distribution approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration arrangements are recorded as income or expense in our Consolidated Statements of Operations. See Note 6 for additional disclosures regarding our fair value methodologies. As of March 31, 2015, the fair value of the estimated contingent consideration arrangement decreased by $0.2 million. As of March 31, 2014, the fair value of the estimated contingent consideration arrangement increased by $2.7 million from the date of acquisition. The changes were a result of a decrease at March 31, 2015 and an increase at March 31, 2014, in the value of our common stock price. The associated credit or expense has been included in selling, general and administrative expenses in our Consolidated Statements of Operations. The common stock portion of the contingent consideration arrangement has a fixed price of $21.795 per share, and any fluctuation in our common stock price above or below this amount will impact the fair value of the payment and our results of operations. There have been no changes to the other assumptions used in our valuation that would indicate a change in value is necessary. The fair value of the estimated contingent consideration as of March 31, 2015 is $4.5 million and is included in accrued compensation in our Consolidated Balance Sheets.

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
For the period ended March 31, 2015 and 2014, we included $1.3 million and $0.7 million in revenue and $1.5 million and $0.9 million in net losses related to iTVX since the acquisition date, excluding the adjustments for the contingent consideration as a result of the changes in our common stock price as noted above. For the period ended March 31, 2015 and 2014, we incurred acquisition costs of zero and $0.2 million, respectively, as well as amortization expense of $0.2 million and $0.1 million, respectively, relating to the intangible assets acquired, which are included in selling, general and administrative expenses in our Consolidated Statements of Operations.

Note 5.	Marketable Securities
Marketable securities, all of which were classified as “available-for-sale” at March 31, 2015 and 2014, consisted of the following (dollars in thousands):

	March 31,
	2015	2014
Available-for-sale marketable securities
Amortized cost	$80,522	$16,868
Gross unrecognized holding losses	(204)	—
Fair value	$80,318	$16,868

As of March 31, 2015, our marketable securities consisted of fixed-income securities with an average maturity of less than one year. Security values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these securities, which may adversely affect our results of operations, financial condition and liquidity.

In Fiscal 2015 and 2014, $46,000 and $63,000, respectively, of recognized losses from the sale of available-for-sale securities were included as a component of other income, net in our Consolidated Statements of Operations. In Fiscal 2013, $197,000 of recognized gains from the sale of available-for-sale securities was included as a component of other income, net in our Consolidated Statements of Operations.

Note 6.	Fair Value Disclosures
Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use a three-tier fair value hierarchy to evaluate our assets and liabilities, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities as follows:

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

Assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a non-recurring basis include items such as property and equipment, cost method investments and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available and may include quoted market prices, other comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other than temporary. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets & liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2015		March 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Fixed-income securities	$80,318	Level 1	$16,868	Level 1
Contingent consideration liability
Contingent consideration liability associated with purchase of iTVX	$4,500	Level 3	$4,700	Level 3

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during Fiscal 2015.

See Note 4 for additional disclosures related to the fair value determination for the contingent consideration liability associated with our acquisition of iTVX. There were no changes to our valuation techniques during Fiscal 2015.

Note 7.	Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	March 31,
	2015	2014
Furniture, fixtures and computer equipment	$12,984	$10,873
Leasehold improvements	3,628	3,044
Capitalized software(1)	35,544	27,759
	52,156	41,676
Less accumulated depreciation and amortization	(29,121)	(23,785)
	$23,035	$17,891
(1) Includes $4.1 million and $4.4 million of capitalized costs associated with software projects which are still in the application development stage as of March 31, 2015 and 2014, respectively, and, as such, are not being amortized.

Depreciation expense was $6.4 million, $5.0 million and $4.0 million in Fiscal 2015, 2014 and 2013, respectively. Amortization expense related to capitalized software, included in the depreciation amounts above, was $4.0 million, $3.2 million and $2.6 million in Fiscal 2015, 2014 and 2013, respectively. Accumulated amortization related to capitalized software was $18.7 million and $14.7 million at March 31, 2015 and 2014, respectively. Amortization expense related to capitalized software no longer in the application development stage over the next five fiscal years and thereafter as of March 31, 2015 is expected to be as follows (dollars in thousands):

2016	$4,043
2017	3,411
2018	2,789
2019	1,966
2020	605
Thereafter	—
$12,814

Note 8.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

Year Ended March 31, 2015
Beginning balance	$7,034
Acquisition of RPD Business	129,406
Currency translation	(550)
Ending balance	$135,890

Year Ended March 31, 2014
Beginning balance	$4,998
Acquisition of iTVX	1,888
Currency translation	148
Ending balance	$7,034

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	March 31, 2015	March 31, 2014
Customer relationships	6 to 10 years	$12,220	$7,941
Accumulated amortization		(3,899)	(3,251)
		8,321	4,690
Tradenames	2 to 3 years	75	75
Accumulated amortization		(75)	(58)
		—	17
Existing technology	4 years	334	334
Accumulated amortization		(175)	(108)
		159	226
Patents	20 years	556	419
Accumulated amortization		(52)	(29)
		504	390
Order backlog	1 year	2	2
Accumulated amortization		(2)	(1)
		—	1
Global customer relationships	Indefinite	7,400	7,400
Total		$16,384	$12,724

Amortization expense and currency translation were as follows (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
Customer relationships	$1,077	$883	$801
Tradenames	17	8	14
Existing technology	67	42	—
Patents	24	18	8
Order backlog	1	1	—
Currency translation	(430)	152	(59)

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Customer Relationships	Existing Technology	Patents
2016	$1,417	$67	$28
2017	1,417	67	28
2018	1,311	25	28
2019	869	—	28
2020	799	—	28
Thereafter	2,508	—	364
	$8,321	$159	$504

Note 9.	State of Oregon Loan
In the first quarter of Fiscal 2012, we received a loan from the State of Oregon for $0.5 million for the purpose of facility renovations. The loan bore interest at 5% per annum and contained provisions relating to forgiveness if we met certain requirements. On April 3, 2013, the loan was forgiven in full. The balance of this loan was recorded as an offset to leasehold improvements and will be amortized as an offset to depreciation expense over the life of the lease, which expires in 2023. See Note 13.

Note 10.	Line of Credit
We currently have a revolving line of credit for $15 million that matures on February 1, 2017. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0 percent and will be adjusted on a quarterly basis, beginning as of March 31, 2015, based on agreed upon criteria. The maximum interest rate that can be charged is LIBOR plus 2.0 percent and the minimum rate is LIBOR plus 1.5 percent. Fees on the unused portion of the line are accrued at 0.15 percent per annum, and will also be adjusted on a quarterly basis. The maximum fee on the unused portion of the line is 0.25 percent per annum and the minimum rate is 0.10 percent per annum. The agreement provides for letters of credit to be issued, provided that at any time the amount of outstanding letters of credit shall not exceed $1.0 million. The letters of credit are reserved under the line of credit and will reduce the amount available for borrowing. At March 31, 2015, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit, and we had no outstanding borrowings under the agreement. The credit line is secured by substantially all of our assets and includes certain liquidity, asset and financial covenants. As of March 31, 2015, we were in compliance with those covenants.

Note 11.	Income Taxes
Income (loss) before income taxes from continuing operations consisted of the following (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
United States	$(5,940)	$(9,641)	$(25,827)
Non-United States	152	306	(322)
	$(5,788)	$(9,335)	$(26,149)

The provision (benefit) for income taxes from continuing operations was as follows (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
Current tax provision (benefit):
Federal	$(76)	$(200)	$—
State	22	(291)	(10)
Foreign	338	376	208
	284	(115)	198
Deferred tax provision (benefit):
Federal	(545)	(1,437)	(825)
State	(178)	(515)	(355)
Foreign	15	(116)	2
	(708)	(2,068)	(1,178)
	$(424)	$(2,183)	$(980)

The reported provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
Tax benefit computed at statutory rates	$(1,966)	$(3,174)	$(9,046)
State taxes, net of federal benefit	(334)	(256)	(2,030)
Federal and state tax credits	(1,017)	(2,854)	(454)
Non-deductible expenses	312	1,192	133
Tax exempt income	—	(31)	(56)
Unrecognized tax benefits	64	(193)	83
Stock-based compensation	77	(44)	(2)
Meals and entertainment	94	79	71
Foreign tax rate differences	(53)	(66)	(77)
Change in valuation allowance	2,412	3,062	10,104
Adjustment to deferred income tax rate	11	63	58
Other	(24)	39	236
	$(424)	$(2,183)	$(980)

Deferred tax assets (liabilities) from continuing operations consisted of the following components (dollars in thousands):

	March 31,
	2015	2014
Current deferred taxes:
Accrued expense	$180	$230
Prepaid expenses	(102)	(91)
Other current	222	105
Total current deferred taxes	300	244
Valuation allowance - current	(240)	(200)
Net current deferred taxes	60	44
Non-current deferred taxes:
Depreciation and amortization	(2,715)	(1,456)
Deferred rent	954	978
Accelerated research and experimentation expenditures	(6,819)	(5,400)
Stock-based compensation	8,804	8,105
Net operating and capital loss carryforwards	12,034	10,209
Federal and state tax credits	4,588	3,705
Other	56	98
Total non-current deferred taxes	16,902	16,239
Valuation allowance	(19,130)	(16,998)
Net non-current deferred taxes	(2,228)	(759)
Net deferred taxes	$(2,168)	$(715)

As a result of allocations to Discontinued Operations, we recorded a benefit of $2.1 million in continuing operations offsetting tax expense recorded in Discontinued Operations. Without this benefit, the provision would have consisted primarily of the expense for deferred taxes related to indefinite-lived intangible assets for which no future realization can be expected. The remaining provision would have been substantially offset by net operating losses and the valuation allowance on deferred tax assets.

Total gross deferred tax assets were approximately $26.8 million and $23.4 million at March 31, 2015 and 2014, respectively, and total deferred tax liabilities were approximately $9.6 million and $6.9 million, respectively. The increase to our valuation allowance was $2.2 million, $3.1 million and $10.1 million in Fiscal 2015, 2014 and 2013, respectively.

As of March 31, 2015 and 2014, we had federal net operating loss (“NOL”) carryforwards totaling approximately $59.5 million and $36.5 million, respectively, all of which have been offset by a valuation allowance. Upon utilization, a benefit of $27.5 million will be recorded in our Consolidated Statements of Operations and the remainder will be recorded in stockholders’ equity. The federal NOL carryforwards expire in Fiscal 2031 through 2035.

As of March 31, 2015 and 2014, we had gross state, county and local NOL carryforwards of approximately $159.3 million and $104.8 million, respectively, all of which have been offset by a valuation allowance. To clarify, the state gross NOL carryforwards consist of $64.5 million for the State of Oregon, $42.6 million for Multnomah County, $42.6 million for the City of Portland, and $9.6 million for all other jurisdictions. If utilized, a benefit of $1.8 million would be recorded in our Consolidated Statements of Operations and the remainder would be recorded in stockholders’ equity. The state NOL carryforwards expire in Fiscal 2016 through 2035.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“the Internal Revenue Code”), utilization of NOLs and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state NOLs and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. During Fiscal 2014, we acquired the stock of iTVX, an entity with net operating loss carryforwards. While the losses of iTVX will be subject to Section 382 and 383, it is anticipated that we will be able to utilize substantially all of iTVX’s federal and state NOLs and tax credit carryforwards.

As of March 31, 2015 and 2014, we had foreign NOL carryforwards totaling approximately $0.8 million and $2.4 million, respectively. Of these amounts, we reserved approximately $0.8 million and $2.3 million in Fiscal 2015 and 2014, respectively. Upon utilization, the NOL benefit will be recorded in our Consolidated Statements of Operations. A portion of the foreign NOL carryforwards expire in Fiscal 2017 through 2023, while the remainder carries forward indefinitely.

As of March 31, 2015 and 2014, we had federal research credit carryforwards totaling approximately $2.6 million and $2.0 million, respectively, all of which have been offset by a valuation allowance. Upon utilization, $2.0 million of the March 31, 2015 federal research credit carryforward and $1.3 million of the March 31, 2014 federal research credit carryforward will be recorded in our Consolidated Statements of Operations. The federal research credit carryforwards expire in Fiscal 2029 through 2035.

As of March 31, 2015 and 2014, we had state research credit carryforwards of approximately $0.4 million and $0.4 million, respectively, all of which have been offset by a valuation allowance. Upon utilization, $0.2 million of the March 31, 2015 state research credit carryforward and $0.2 million of the March 31, 2014 state research credit carryforward will be recorded in our Consolidated Statements of Operations. The state research credit carryforwards expire in Fiscal 2016 through 2020. Additionally, as of March 31, 2015 and 2014, we had $4.2 million and $3.7 million, respectively, in other state credit carryforwards, all of which have been offset by a valuation allowance and all of which will be recorded in our Consolidated Statement of Operations upon utilization. These state credit carryforwards expire in Fiscal 2017 through 2020.

In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and/or whether loss carryback opportunities exist. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2015, based on these assessments, considerations and the lack of expected taxable income in the near term in the United States, France, Australia, China and Argentina, we are providing a valuation allowance against our deferred tax assets in those jurisdictions. We anticipate that all other deferred tax assets will be realized based on future estimated taxable income. In the United States, the valuation allowance is net of deferred tax liabilities related to indefinite-lived intangible assets for which no future realization can be expected. As of March 31, 2015 and 2014, this deferred tax liability was $2.2 million and $0.8 million, respectively, primarily related to acquisitions made during Fiscal 2015.

As of March 31, 2015, no provision has been made for the United States, state or additional foreign income taxes on certain undistributed earnings of certain foreign subsidiaries which have been, or are intended to be, permanently reinvested outside of the United States. Generally, such amounts become subject to taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Following is a roll-forward of our unrecognized tax benefits (dollars in thousands):

Balance at March 31, 2012	$1,003
Additions for tax positions taken in Fiscal 2013	145
Additions for tax positions taken in prior fiscal years	7
Decreases for lapses in statutes of limitation	(75)
Balance at March 31, 2013	1,080
Additions for tax positions taken in Fiscal 2014	131
Decrease for tax positions taken in prior fiscal years (payment of tax)	(12)
Decreases for lapses in statutes of limitation	(229)
Decreases for settlements with taxing authorities	(164)
Balance at March 31, 2014	806
Additions for tax positions taken in Fiscal 2015	279
Decreases for lapses in statutes of limitation	(111)
Balance at March 31, 2015	$974

All of our unrecognized tax benefits would have an impact on the effective tax rate if recognized. Interest and penalties accrued on unrecognized tax benefits were approximately $57,000 and $60,000 at March 31, 2015 and 2014, respectively. Net interest and penalties recognized as a component of the tax provision in Fiscal 2015, 2014 and 2013 totaled approximately $(3,000), $(64,000) and $33,000, respectively.

We file United States federal income tax returns, foreign income tax returns in various jurisdictions and multiple state and local tax returns, of which Oregon is our largest jurisdiction. The open tax years subject to examination are March 31, 2013 to March 31, 2015 for the United States federal returns. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs or tax credits were generated and carried forward, and make adjustments up to the amount of the NOL or credit carryforward. The open tax years in all other jurisdictions range from March 31, 2006 to March 31, 2015. A potential reduction to the unrecognized tax benefits of approximately zero to $29,000, before interest, may occur in the next twelve months as a result of expiring statute of limitations periods.

Note 12.	Stockholders’ Equity
Stock Repurchase Program
In January 2006, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock. As of March 31, 2015, 276,633 shares remained available for repurchase under this plan at a per share price not to exceed $12.75. This plan does not have an expiration date. Common stock repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, regulatory requirements and alternative investment opportunities.

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2015	2014	2013
Weighted average grant-date per share fair value of stock options granted	$18.99	$8.60	$9.27
Weighted average grant-date per share fair value of RSUs and DSUs	52.82	36.72	17.64
Total intrinsic value of stock options exercised	29,507	6,227	662
Stock-based compensation recognized in results of continuing operations as a component of operating expenses(1)	7,625	8,058	21,408
Stock-based compensation recognized in results of operations as a component of income from discontinued operations, net of income taxes	283	397	384
Stock-based compensation capitalized as a component of property and equipment	754	1,614	512
Cash received from options exercised and shares purchased under all share-based arrangements(2)	5,839	2,965	259
Tax deduction related to stock options exercised	—	—	(10)

(1)
For the year ended March 31, 2015 and 2014, we recognized a credit of $0.2 million and expense of $2.7 million, respectively, in stock-based compensation related to the contingent consideration associated with the acquisition of iTVX (see Note 4). For the year ended March 31, 2013 we recognized $15.9 million, in expense related to our stock-based compensation agreement with DISH (see Note 17).

(2)
During Fiscal 2015, 2014 and 2013, we withheld $5.6 million, $1.1 million and $0.1 million, respectively, in shares to satisfy employment taxes on stock option exercises as well as the payment of the exercise price of stock options.

We use the Black-Scholes model to measure the grant-date fair value of employee stock options and shares associated with our Employee Stock Purchase Plan. We also use the Black-Scholes model to determine the fair value of our non-employee option grants on a periodic basis. Those calculations used the following assumptions for the years ended March 31:

	Employee Stock Options
Year Ended March 31,	2015		2014		2013
	Low	High	Low	High	Low	High
Risk-free interest rate	1.28%	1.28%	1.12%	1.12%	0.49%	1.77%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected lives (in years)	4.1	4.1	4.0	4.0	3.8	7.8
Expected volatility	49.98%	49.98%	46.44%	46.44%	40.41%	49.36%

	Employee Stock Purchase Plan
Year Ended March 31,	2015		2014		2013
	Low	High	Low	High	Low	High
Risk-free interest rate	0.06%	0.12%	0.09%	0.09%	0.12%	0.15%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected lives (in years)	0.5	0.5	0.5	0.5	0.5	0.5
Expected volatility	49.49%	60.43%	36.72%	46.58%	34.75%	46.42%

	Non-Employee Options
Year Ended March 31,	2015		2014		2013
	Low	High	Low	High	Low	High
Risk-free interest rate	1.38%	2.27%	1.32%	2.56%	0.17%	1.77%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected lives (in years)	6.1	7.1	7.2	8.2	0.6	9.1
Expected volatility	45.04%	50.71%	40.64%	49.48%	39.06%	47.52%

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

We amortize stock-based compensation for stock options and RSUs on a straight-line basis over the vesting period or requisite service period of the individual award, whichever is longer. For RSUs with market-based vesting provisions, we amortize stock-based compensation over the requisite service periods for each tranche, which is determined based on the median time horizon over which the tranche is estimated to vest. We have not reduced the stock-based compensation for estimated forfeitures as there is no basis for estimating future forfeitures as most unvested awards are held by members of senior management and the non-employee directors.

Shares to be issued under stock-based awards will come from authorized but unissued shares.

2011 Incentive Plan

As of March 31, 2015, 1,223,512 shares of our common stock remained available for grant under our 2011 Incentive Plan (“2011 Plan”) and 4,295,075 shares of our common stock were reserved for issuance pursuant to awards granted under the 2011 Plan and the Prior Incentive Plan combined.

Fiscal 2015 Stock Option Activity

Stock option activity for Fiscal 2015 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2014	2,393,565	$20.68
Granted	5,267	46.92
Exercised	(547,526)	18.82
Forfeited	(22,000)	22.03
Outstanding at March 31, 2015	1,829,306	$21.37

Certain information regarding options outstanding as of March 31, 2015 was as follows:

	Options Outstanding	Options Exercisable
Number	1,829,306	1,142,607
Weighted average exercise price	$21.37	$22.58
Aggregate intrinsic value	$39.1 million	$25.8 million
Weighted average remaining contractual term (in years)	6.1	5.7

Deferred Stock Units

Deferred Stock Units (“DSUs”) are used to compensate our Board of Directors and are typically awarded with one year vesting terms. When a director with vested DSUs retires from the Board, the DSUs are settled in shares of common stock issued to the director. DSU activity for Fiscal 2015 was as follows:

	DSUs Outstanding	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2014	208,895	$16.54
Granted	14,917	46.92
Issued	(30,581)	55.90
Forfeited	—	—
Outstanding at March 31, 2015(1)	193,231	$18.72

(1)	Of the 193,231 DSUs outstanding at March 31, 2015, 187,806 were vested but not issued.

Restricted Stock Units

RSU activity for Fiscal 2015 was as follows:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per RSU
Outstanding at March 31, 2014	223,276	$26.78
Granted	620,883	52.96
Vested and issued	(113,693)	53.56
Forfeited	(7,360)	38.71
Outstanding at March 31, 2015	723,106	$51.20

The outstanding RSUs vest based either on meeting certain performance conditions or based on the satisfaction of service requirements (typically five years). In Fiscal 2015 and 2014, 80,188 and 158,628, respectively, RSUs vested upon achieving one of the conditions related to the trading price of our common stock. In Fiscal 2014, we recognized $30,000 of additional compensation expense included in research, technology and innovation costs in our Consolidated Statements of Operations and capitalized $19,000 included in property, plant and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2, as the awards vested prior to the completion of the initially estimated requisite service period. In conjunction with the issuance of shares in settlement of these RSUs, we withheld 38,500 and 64,590 shares in Fiscal 2015 and 2014, respectively, to pay the associated withholding taxes on behalf of the employees.

Stock-Settled Stock Appreciation Rights

SSARs activity for Fiscal 2015 was as follows:

	SSARs Outstanding	Weighted Average Base Price	Weighted Average Grant Date per SSAR Fair Value
Outstanding at March 31, 2014	75,000	$14.50	$5.33
Granted	—	—	—
Issued	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2015	75,000	$14.50	$5.33

Stock-Based Compensation Agreement with Non-Employees

In the first quarter of Fiscal 2012, we granted options to purchase 40,000 shares of our common stock to non-employees in connection with internal software development services related to our Essentials® products. The options were granted at the fair market value of our common stock on the dates of grant, which ranged from $17.43 to $22.20 per share, and expire 10 years from the date of grant. The options vest annually from the date of grant in four equal installments and are revalued at the end of each reporting period until they vest. The value recognized is capitalized and included in property, plant and equipment, net, in accordance with our policies relating to Capitalized Software as described in Note 2. On a cumulative basis, we capitalized $1.0 million and $1.1 million in the years ended March 31, 2015 and 2014, respectively, related to these awards.

Unrecognized Stock-Based Compensation Expense

As of March 31, 2015, the unrecognized compensation expense related to unvested stock-based awards was $38.2 million, and will be recognized over the weighted average remaining vesting period of 7.2 years.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (the “ESPP”) provides a means by which eligible employees are provided an opportunity to purchase shares of our common stock at a discount using payroll deductions, and, for employees in the United States, is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP authorizes the issuance of up to 200,000 shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events. For the year ended March 31, 2015, we received $0.6 million for the purchase of 16,183 ESPP shares under the ESPP at a weighted average purchase price of $37.26 per share. As of March 31,

2015, 117,266 shares were available for issuance under the ESPP. We have received a total of $0.3 million in cash for the purchase of shares in the current purchase period ending in Fiscal 2015 and have recorded this amount as a component of accrued compensation in our Consolidated Balance Sheets.

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

On October 8, 2014, we amended the stockholders’ rights plan in connection with the issuance of unregistered shares of our common stock to affiliates of WPP in connection with our acquisition of the U.S. television measurement business related to television tuning analytics utilizing return path data of WPP’s Kantar business unit. The amendment excludes certain affiliates of WPP from the definition of “Acquiring Person” under the stockholders’ rights plan. This rights plan expired May 18, 2015.

Note 13.	Commitments

Leases

We lease facilities for all of our most significant locations under operating leases expiring at various dates through 2023. In December 2010, we amended the lease for our headquarters located in Portland, Oregon. The term of the lease was extended through 2026 with an option to terminate in 2021. This amendment, which was effective January 2011, lowered occupancy expenses over the next five years and includes a tenant improvement allowance of $0.8 million. As of March 31, 2015, we have received $0.6 million from the landlord related to the tenant improvements. Total square footage occupied after the amendment is 58,818 square feet. In addition, we received a $0.5 million forgivable loan from the State of Oregon in April 2011 for tenant improvements. This loan was forgiven in April 2013. See Note 9.

Also in December 2010, we negotiated tax credits with the City of Portland and the State of Oregon related to our leased facilities that are based on capital spending and are expected to lower our overall state and local property and income tax obligations for the next five years from that date.

In April 2012, we entered into a lease agreement for 6,480 square feet of office space in the Los Angeles metro area. The lease term extends through December 31, 2018.

In November 2012, we entered into a lease agreement for 12,200 square feet of office space in New York City. The lease term extends through June 30, 2023 and includes a tenant improvement allowance of $0.6 million, which we had received as of March 31, 2015. As of March 31, 2014, this amount was recorded as a receivable and is included in other current assets in our Consolidated Balance Sheets.

In September 2013, we entered into a lease agreement for 3,977 square feet of office space in downtown Portland. The lease term extends through 2019, and includes free rent provisions and a tenant improvement allowance of $0.2 million.

In September 2014, we entered into a lease agreement for 4,859 square feet of office space in downtown Portland. The lease term extends through 2019, and includes free rent provisions and a tenant improvement allowance of 0.2 million.

In connection with the sale of the PPT® business to Vobile, Inc. (see Note 18), we are subleasing a portion of the rentable square footage of the Portland HQ building. Pursuant to the sublease, Vobile will be renting 6,170 square feet, commencing as of February 2015 and continuing until the earlier of December 31, 2015 or the date upon which the space is surrendered. Vobile has an option to extend the term to December 31, 2016 by written notice. For the three months ended March 31, 2015, the Company has recorded $21,000 as a credit to rent expense, included in selling, general and administrative expense in our Consolidated Statement of Operations.

Minimum lease payments over the terms of the leases exceeding one year were as follows at March 31, 2015 (dollars in thousands):

Year Ending March 31,
2016	$3,018
2017	3,013
2018	2,555
2019	2,153
2020	1,946
Thereafter	4,181
Total minimum lease payments	$16,866

The leases require us to pay for taxes, insurance and maintenance and contain escalation clauses. Rent expense under operating leases is recognized, net of the amortization of deferred rent, on a straight-line basis over the terms of the leases and was approximately $2.9 million in Fiscal 2015, $2.5 million in Fiscal 2014 and $2.7 million in Fiscal 2013.

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
We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for certain qualified employees. Our contributions made to the 401(k) Plan are based on percentages of employees’ salaries. The total amount of our contribution is at the discretion of our Board of Directors. Our contributions under the 401(k) Plan for calendar 2014, 2013 and 2012 were approximately $897,000, $713,000 and $585,000, respectively. Our plan year ends on December 31. For the period of January 1, 2015 to March 31, 2015, we paid $207,000 and accrued $51,000 for anticipated contributions related to the plan year ending December 31, 2015.

Note 16.	Business Segments and Enterprise-Wide Disclosures
Previously, we had two operating divisions within our corporate structure and we reported certain financial information by individual segment under this structure. Those two operating divisions were our Advanced Media and Information (“AMI”) operating division, which included our media measurement services and our Home Entertainment operating division, which included our distribution services as well as services that measure, aggregate and report consumer rental activity on packaged media products from traditional “brick-and-mortar,” online and kiosk retailers.

During the fourth quarter of Fiscal 2014, we initiated our plan to sell our PPT® business, which had been a longstanding legacy business of Rentrak, and a significant component of the Home Entertainment operating division. Our PPT® business had been in a state of decline due to the decline of physical DVD rentals from retail stores. The strategic decision to sell PPT® enables us to focus more fully on the growth of our media measurement and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented. The sale of PPT® was completed as of January 31, 2015. See additional information in Note 18 of Notes to Consolidated Financial Statements.

As a result of our sale of the PPT® business, we operate in a single business segment encompassing our media measurement and advanced consumer targeting services which are primarily delivered through scalable, Software as a Service (“SaaS”) tools within our Essentials® product lines. These syndicated big data services, offered primarily on a recurring subscription basis, provide consumer viewership information integrated with information from consumer segmentation and purchase behavior databases. We provide movie studios, television networks and stations, cable, satellite and telecommunications company (“telco”) operators, advertisers and advertising agencies unique insights into consumer viewing and purchasing patterns through our comprehensive and expansive information on local, national, Video on Demand (“VOD”) and “Over the Top” television performance and worldwide box office results.

Revenue by Product Line

Revenue by product line (dollars in thousands):

	Year Ended March 31,
	2015	% of revenues	2014	% of revenues	2013	% of revenues
TV Everywhere™	$55,046	53.5%	$31,316	41.4%	$17,599	30.9%
Movies Everywhere™	29,542	28.7	26,493	35.0	23,949	42.0
OnDemand Everywhere®	14,265	13.8	12,841	17.0	11,498	20.1
Other services(1)	4,069	4.0	4,950	6.6	3,987	7.0
	$102,922	100.0%	$75,600	100.0%	$57,033	100.0%
(1) Other services includes the company’s Studio Revenue Share Essentials™ (SRSE) and Home Entertainment Essentials™ information businesses.

Geographic Revenue and Long-Lived Assets

Most of our revenue is generated within the United States. We also generate revenue in Argentina, Australia, Austria, Brazil, Chile, France, Germany, India, Ireland, Japan, Mexico, the Netherlands, New Zealand, Russia, Spain, South Korea, Taiwan and the United Kingdom. Cumulative revenue from these foreign locations accounted for 8.0%, 10.7% and 12.7% of total revenue in Fiscal 2015, 2014 and 2013, respectively.

Geographic revenue was as follows (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
United States	$94,726	$67,498	$49,783
All other countries	8,196	8,102	7,250
	$102,922	$75,600	$57,033

Our long-lived assets are located primarily within the United States. We also have long-lived assets in Argentina, Australia, China, France, Germany, Mexico, Spain, and the United Kingdom as follows (dollars in thousands):

	March 31,
	2015	2014	2013
United States	$171,034	$32,094	$25,535
All other countries	4,275	5,555	5,762
	$175,309	$37,649	$31,297

No country other than the United States has long-lived assets that exceed 10% of the total.

No customer accounted for 10% or more of our total revenue in Fiscal 2015, 2014 or 2013, nor did any customer account for 10% or more of our accounts receivable balance at March 31, 2015 or 2014. We do not have any off‑balance sheet credit exposure related to our customers.

Note 17.	Amendment to DISH Agreement
In the second quarter of Fiscal 2013, we amended and extended our agreement with DISH. Under the terms of the previous arrangement, we provided DISH with a stock-based compensation arrangement which entitled DISH to a cash payment based on the increase in price of our common stock over a strike price of $15.48 per share (the “SAR”). The arrangement provided that DISH would receive three equal annual installments of 200,000 SARs. We revalued this award at the end of every reporting period. Additionally, the previous agreement contained a provision that provided for payment of a percentage of predefined net profits of the TV Essentials® product line. However, no amounts were earned under the previous net profit sharing arrangement. In exchange for canceling the SAR and to compensate DISH for past services, in August 2012, we paid DISH $5.8 million and issued DISH 700,000 shares of common stock valued at $13.2 million. For the year ended March 31, 2013, the additional expense related to the amendment was $15.9 million and is reflected in selling, general and administrative expense in our Consolidated Statements of Operations.

The new amendment extends the agreement through at least February 2016, includes predefined net profit sharing provisions of portions of our TV Essentials® product lines, and specifies minimum payments relating to those provisions, which will be expensed as a component of cost of revenue in our Consolidated Statements of Operations as they are earned by DISH.

Note 18.	Discontinued Operations
During the fourth quarter of Fiscal 2014, we initiated our plan to sell our PPT® business, which had been a longstanding legacy business of Rentrak, and a significant component of the Home Entertainment operating division. Our PPT® business had been in a state of decline due to the decline of physical DVD rentals from retail stores. The strategic decision to sell PPT® enables us to focus more fully on the growth of our media measurement and advanced consumer targeting business. Accordingly, we have restated our financial results and the PPT® business is reported as discontinued operations for all periods presented.

Effective January 31, 2015, we entered into an asset purchase agreement (the “APA”) with Vobile, Inc., a California corporation (“Vobile”), to sell the assets associated with the PPT® business. Pursuant to the APA, we agreed to sell all of the assets used primarily in the PPT® business, including agreements with customers and vendors (the “Purchased Assets”). Vobile agreed to hire all of the employees of the PPT® business to continue running the business and will rent space in our corporate headquarters location in Portland, Oregon (see Note 13 for additional information related to the sublease).

In consideration for the purchase of the Purchased Assets, Vobile agreed to assume specified liabilities, to pay $1.0 million cash, to make a $1.0 million promissory note in favor of Rentrak, and to issue to Rentrak 2,857,143 shares of Vobile’s Series D Preferred Stock (the “Series D shares”) having an aggregate liquidation preference of $5.0 million. Vobile also agreed to pay cash for the PPT® Business’s positive net working capital, and paid an advance on this balance of $1.0 million. The purchase price is subject to adjustments for any claims for indemnification by Vobile. In connection with the issuance of the Series D shares, Vobile granted us certain minority investor rights, including information rights, a right to a board observer, registration and voting rights, and a right of first refusal and co-sale.

The consideration was recorded based on the estimated fair value of the cash and the Series D shares. The Series D shares were valued using an option pricing model with estimates and assumptions provided by management. As of the date of the sale, the Series D shares were valued at $3.7 million. The discount applied to the stated value represents primarily a discount for lack of marketability.

The investment in the Series D shares is reported in other assets as a long-term security on the Consolidated Balance Sheets as of March 31, 2015. Due to the lack of marketability and our inability to exercise significant influence over Vobile, the investment is accounted for using the cost method.

Operating results from discontinued operations are included in our Consolidated Statements of Operations as follows (dollars in thousands):

	Year ended March 31,
	2015	2014	2013
Revenue	$26,450	$45,208	$42,144
Income from operations	$1,662	$4,655	$4,316
Other expense	(36)	—	(1)
Income before income taxes	1,626	4,655	4,315
Income tax provision	655	1,872	1,824
Net income from operations	971	2,783	2,491
Gain on disposal, net of tax provision of $1,471	2,180	—	—
Income from discontinued operations, net of income taxes	$3,151	$2,783	$2,491

As of March 31, 2015 and 2014, assets and liabilities relating to discontinued operations are as follows (dollars in thousands):

	March 31,
	2015	2014
Accounts receivable, net of allowances of $0 and $218	$—	$5,015
Other current assets	—	167
Property, plant and equipment, net of accumulated depreciation of $0 and $1,086	—	261
Total assets held for sale	$—	$5,443

Accounts payable	$—	$3,009
Accrued liabilities	—	1
Accrued compensation	—	848
Total liabilities held for sale	$—	$3,858

Income before income taxes from discontinued operations consisted of the following (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
United States	$1,596	$4,615	$4,272
Non-United States	30	40	43
	$1,626	$4,655	$4,315

The provision (benefit) for income taxes from discontinued operations was as follows (dollars in thousands):

	Year Ended March 31,
	2015	2014	2013
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	1	(2)	10
	1	(2)	10
Deferred tax provision:
Federal	370	1,414	1,270
State	284	459	543
Foreign	—	1	1
	654	1,874	1,814
	$655	$1,872	$1,824

Note 19.	Subsequent Events
We have considered all events that have occurred subsequent to March 31, 2015 and determined that no additional disclosure is required.

QUARTERLY FINANCIAL DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2015 were as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015(1)
Revenue	$22,344	$25,241	$26,874	$28,463
Gross margin	14,740	17,201	17,336	17,797
Loss from operations	(1,358)	(416)	(2,355)	(1,950)
Income from discontinued operations, net of income taxes	348	308	332	2,163
Net loss attributable to Rentrak Corporation	(966)	(374)	(2,287)	1,639
Loss per share from continuing operations attributable to Rentrak Corporation:
Basic	(0.11)	(0.06)	(0.19)	(0.03)
Diluted(2)	(0.11)	(0.06)	(0.19)	(0.03)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	0.03	0.03	0.02	0.14
Diluted(2)	0.03	0.03	0.02	0.13
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	(0.08)	(0.03)	(0.17)	0.11
Diluted(2)	(0.08)	(0.03)	(0.17)	0.10
(1) Earnings per share amounts may not add due to rounding.
(2) Fourth quarter 2015 amounts calculated using 16,331 diluted shares outstanding.

2014
Revenue	$16,682	$17,843	$19,517	$21,558
Gross Margin	10,393	11,014	12,697	14,249
Loss from operations	(2,331)	(2,438)	(1,842)	(2,849)
Income from discontinued operations, net of income taxes	761	802	665	555
Net loss attributable to Rentrak Corporation	(1,191)	(633)	(343)	(2,087)
Loss per share from continuing operations attributable to Rentrak Corporation:
Basic	(0.16)	(0.12)	(0.08)	(0.22)
Diluted	(0.16)	(0.12)	(0.08)	(0.22)
Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	0.06	0.07	0.05	0.05
Diluted	0.06	0.07	0.05	0.05
Net loss per share attributable to Rentrak Corporation common stockholders:
Basic	(0.10)	(0.05)	(0.03)	(0.17)
Diluted	(0.10)	(0.05)	(0.03)	(0.17)

Rentrak Corporation
Schedule II
Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions to Reserve	Write-Offs Charged Against Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Fiscal 2013	$160	$210	$—	$(65)	$305
Fiscal 2014	305	60	(94)	(109)	162
Fiscal 2015	162	138	(97)	(24)	179
Valuation allowance on deferred tax assets
Fiscal 2013	$4,090	$10,052	$—	$—	$14,142
Fiscal 2014	14,142	3,056	—	—	17,198
Fiscal 2015	17,198	2,172	—	—	19,370

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on our evaluation under the 2013 framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2015. Our internal control over financial reporting as of March 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rentrak Corporation

We have audited the internal control over financial reporting of Rentrak Corporation (an Oregon corporation) and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2015, and our report dated May 29, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, Oregon
May 29, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Proposal1: Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Executive Officers,” “Leadership Structure,” “Risk Management,” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2015 Proxy Statement. See “Executive Compensation,” “Director Compensation for Fiscal 2015” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2015, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(4)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans (1)	2,820,643	$21.37	1,340,778

(1)
Equity compensation plans approved by shareholders include the 2011 Stock Incentive Plan, the 2011 Employee Stock Purchase Plan, the 2005 Stock Incentive Plan and the 1997 Equity Participation Plan, as amended.

(2)
The weighted average exercise price does not take into account outstanding deferred stock units, restricted stock units or outstanding rights under the 2011 Employee Stock Purchase Plan. See Note 12 of Notes to Consolidated Financial Statements for additional information on stock-based awards outstanding.

(3)	Total number of securities remaining available consists of securities under the 2011 Stock Incentive Plan and the 2011 Employee Stock Purchase Plan.

(4)
Excludes shares to be issued upon exercise of outstanding rights under the 2011 Employee Stock Purchase Plan because we are unable to determine that number. The 2011 Employee Stock Purchase Plan provides that shares of our common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whenever is lower.

Pursuant to General Instruction G(3) to Form 10-K, additional information called for by this item is incorporated by reference to our 2015 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management – Stock Ownership Table.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2015 Proxy Statement. See “Proposal 1: Election of Directors” and “Committees and Meetings of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information called for by this item is incorporated by reference to our 2015 Proxy Statement. See “Matters Relating to Our Auditors.”

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

Date: May 29, 2015	RENTRAK CORPORATION
	By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 2015.

Principal Executive Officer and Director:

By:	/s/ William P. Livek
William P. Livek
Director and Chief Executive Officer

Principal Financial Officer:

By:	/s/ David I. Chemerow
David I. Chemerow
Chief Operating Officer and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ Michelle R. Spencer
Michelle R. Spencer
Senior Vice President of Finance and Deputy Chief Financial Officer

Remaining Directors:

By:	/s/ Brent D. Rosenthal
Brent D. Rosenthal, Non-Executive Chairman of the Board

By:	/s/ William E. Engel
William E. Engel, Director

By:	/s/ Patricia Gottesman
Patricia Gottesman, Director

By:	/s/ Anne MacDonald
Anne MacDonald, Director

By:	/s/ Martin B. O’Connor, II
Martin B. O’Connor, II, Director

By:	/s/ Ralph R. Shaw
Ralph R. Shaw, Director

By:	/s/ David Boylan
David Boylan, Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Master Purchase Agreement, dated as of December 4, 2009, by and between Rentrak Corporation and The Nielsen Company (US), LLC (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.1	2/4/2010
2.2	Amendment No. 1 to the Master Purchase Agreement, dated as of January 29, 2010 (the exhibit has been omitted pursuant to Item 601(b)(2) of Regulation S-K)	8-K	000-15159	2.2	2/4/2010
2.3	Asset Purchase Agreement, dated as of October 8, 2014, by and between Rentrak Corporation and Competitive Media Reporting, LLC	8-K	000-15159	2.1	10/24/2014
2.4	Asset Purchase Agreement, effective as of January 31, 2015, by and between Vobile, Inc., Rentrak Corporation and Certain Primary Selling Subsidiaries	8-K	000-15159	2.1	2/9/2015
3.1	Restated Articles of Incorporation of Rentrak Corporation as filed on June 10, 2005	10-K	000-15159	3.1	6/13/2005
3.2	1995 Restated Bylaws of Rentrak Corporation as amended through July 11, 2011	10-Q	000-15159	3.1	11/4/2011
4.1	Rights Agreement, dated as of May 18, 2005, between Rentrak Corporation and Computershare Trust Company, N.A., successor to U.S. Stock Transfer Corporation (“Rights Agreement”)	8-K	000-15159	4.1	5/18/2005
4.2	Amendment No. 1 to Rights Agreement, dated October 8, 2014	8-K	000-15159	4.2	10/24/2005
10.1	Credit Agreement, dated December 1, 2008, between Rentrak Corporation and Wells Fargo Bank, National Association (“Credit Agreement”)	10-Q	000-15159	10.1	2/5/2009
10.2	First Amendment, dated December 1, 2009, to Credit Agreement	10-Q	000-15159	10.1	2/9/2010
10.3	Restated Second Amendment, dated December 1, 2011, to Credit Agreement	10-K	000-15159	10.3	6/8/2012
10.4	Third Amendment, dated May 31, 2012, to Credit Agreement	10-K	000-15159	10.4	6/8/2012
10.5	Fourth Amendment, dated August 21, 2012, to Credit Agreement	10-Q	000-15159	10.1	11/7/2012
10.6	Fifth Amendment, dated December 1, 2012, to Credit Agreement	10-Q	000-15159	10.1	2/7/2013
10.7	Revolving Line of Credit Note under Credit Agreement, dated December 1, 2012	10-Q	000-15159	10.2	2/7/2013
10.9*	Summary of Compensation Arrangements for Non-Employee Directors of Rentrak Corporation	10-K	000-15159	10.5	6/14/2010
10.10*	1997 Equity Participation Plan of Rentrak Corporation, as amended (“1997 Equity Plan”)	10-K	000-15159	10.1	6/28/2002
10.11*	Rentrak Corporation 2005 Stock Incentive Plan	DEF 14A	000-15159	Appendix A	7/19/2005
10.12*	Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan	10-Q	000-15159	10.3	11/4/2011
10.13*	1997 Non-Officer Employee Stock Option Plan of Rentrak Corporation (“Non-Officer Plan”)	S-8	333-28565	4.1	6/5/1997
10.14*	First Amendment to Non-Officer Plan	S-8	333-39021	4.1	10/29/1997
10.15*	Second Amendment to Non-Officer Plan	10-K	000-15159	10.31	6/28/2002
10.16*	Third Amendment to Non-Officer Plan	10-Q	000-15159	10.1	11/13/2002
10.17*	Rentrak Corporation Stock Appreciation Rights Plan	8-K/A	000-15159	10.1	10/14/2008
10.18*	Rentrak Corporation 2011 Incentive Plan	DEF 14A	000-15159	Appendix A	7/15/2011
10.19*	Rentrak Corporation 2011 Employee Stock Purchase Plan, as amended	DEF 14A	000-15159	Appendix A	7/3/2014
10.20*	Rentrak Corporation Annual Cash Bonus Plan	10-K	000-15159	10.29	6/14/2010
10.23*	Consulting Agreement dated March 31, 2010, with Paul A. Rosenbaum	10-K	000-15159	10.32	6/14/2010
10.24*	Employment Agreement dated June 15, 2009 with William P. Livek	10-Q	000-15159	10.1	8/7/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25*	Amendment to Employment Agreement with William P. Livek, effective as of November 6, 2011	8-K	000-15159	10.1	11/10/2011
10.26*	Amendment No. 2 to Employment Agreement with William P. Livek, effective as of October 1, 2013	10-Q	000-15159	10.1	2/7/2014
10.27*	Amendment No. 3 to Employment Agreement with William P. Livek, dated as of June 10, 2014	8-K	000-15159	10.1	6/27/2014
10.28*	Amendment No. 4 to Employment Agreement with William P. Livek, effective as of July 25, 2014	10-Q	000-15159	10.1	8/7/2014
10.29*	Amended and Restated Employment Agreement dated October 15, 2009 with David I. Chemerow	10-Q	000-15159	10.6	11/9/2009
10.30*	Amendment to Employment Agreement with David I. Chemerow, effective as of November 6, 2011	8-K	000-15159	10.2	11/10/2011
10.31*	Amendment No. 2 to Employment Agreement with David I. Chemerow, effective as of October 1, 2013	10-Q	000-15159	10.2	2/7/2014
10.32*	Amendment No. 3 to Employment Agreement with David I. Chemerow, effective as of June 10, 2014	8-K	000-15159	10.2	6/27/2014
10.33*	Amendment No. 4 to Employment Agreement with David I. Chemerow, effective as of July 25, 2014	10-Q	000-15159	10.2	8/7/2014
10.39*	Consulting Agreement, dated as of September 13, 2013, between Rentrak Corporation and David Boylan	10-Q	000-15159	10.1	11/8/2013
21	List of Subsidiaries of Registrant					X
23	Consent of Grant Thornton LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management Contract or Compensatory Plan or Arrangement.