Form 10-Q
period 2015-06-30
RENTRAK CORP
filed 2015-08-10
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	15,346,934
(Class)	(Outstanding at July 27, 2015)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2015	March 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$7,965	$3,691
Marketable securities	70,991	80,318
Accounts receivable, net of allowances for doubtful accounts of $69 and $179	17,569	16,884
Deferred tax assets, net	97	60
Other current assets	3,531	3,928
Total Current Assets	100,153	104,881
Property and equipment, net of accumulated depreciation of $30,929 and $29,121	26,874	23,035
Goodwill	135,952	135,890
Other intangible assets, net of accumulated amortization of $4,669 and $4,203	16,111	16,384
Other assets	4,347	4,333
Total Assets	$283,437	$284,523
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,925	$3,967
Accrued liabilities	550	592
Accrued data provider liabilities	7,109	6,690
Accrued compensation	5,912	11,724
Deferred revenue and other credits	3,485	3,812
Total Current Liabilities	22,981	26,785
Deferred rent, long-term	2,285	2,358
Accrued compensation, long-term	92	90
Taxes payable, long-term	470	465
Deferred tax liability, net, long-term	2,813	2,228
Total Liabilities	28,641	31,926
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; shares authorized: 75,000; shares issued and outstanding: 15,339 and 15,251	15	15
Capital in excess of par value	285,835	285,280
Accumulated other comprehensive income	613	464
Accumulated deficit	(32,243)	(33,811)
Stockholders’ Equity attributable to Rentrak Corporation	254,220	251,948
Noncontrolling interest	576	649
Total Stockholders’ Equity	254,796	252,597
Total Liabilities and Stockholders’ Equity	$283,437	$284,523
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2015	2014
Revenue	$27,529	$22,344
Cost of revenue	9,893	7,604
Gross margin	17,636	14,740
Operating expenses:
Selling, general and administrative	11,660	12,834
Research, technology and innovation	3,979	3,264
Total operating expenses	15,639	16,098
Income (loss) from continuing operations	1,997	(1,358)
Other income, net	151	20
Income (loss) from continuing operations before income taxes	2,148	(1,338)
Provision for income taxes	653	29
Income (loss) from continuing operations, net of income taxes	1,495	(1,367)
Income from discontinued operations, net of income taxes	—	348
Net income (loss)	1,495	(1,019)
Net loss attributable to noncontrolling interest	(73)	(53)
Net income (loss) attributable to Rentrak Corporation	$1,568	$(966)

Income (loss) per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$0.10	$(0.11)
Diluted	$0.10	$(0.11)

Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$—	$0.03
Diluted	$—	$0.03

Net income (loss) per share attributable to Rentrak Corporation common stockholders:
Basic	$0.10	$(0.08)
Diluted	$0.10	$(0.08)

Shares used in per share calculations:
Basic	15,273	12,505
Diluted	16,178	12,505
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands, except footnote references)

	For the Three Months Ended June 30,

	2015	2014
Net income (loss)	$1,495	$(1,019)
Other comprehensive income (loss):
Foreign currency translation adjustments	172	26
Unrealized holding losses which arose during the period on available-for-sale securities(1)	(77)	—
Recognition of previously unrealized losses on available-for-sale securities included in net income (loss)(2)	54	—
Other comprehensive income (loss)	149	26
Comprehensive income (loss)	1,644	(993)
Less: Comprehensive loss attributable to noncontrolling interest	(73)	(53)
Comprehensive income (loss) attributable to Rentrak Corporation	$1,717	$(940)

(1) For the three months ended both June 30, 2015 and 2014, the amounts are net of zero deferred taxes.

(2) For the three months ended both June 30, 2015 and 2014, the amounts are net of zero deferred tax benefits.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,495	$(1,019)
Income from discontinued operations, net of income taxes	—	(348)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities of continuing operations:
Depreciation and amortization	2,317	1,655
Stock-based compensation	1,840	1,690
iTVX stock-based compensation	(3,705)	(500)
Deferred income taxes	548	60
Loss on disposition of assets	2	41
Realized loss on marketable securities	54	—
Adjustment to allowance for doubtful accounts	(110)	(90)
(Increase) decrease in:
Accounts receivable	(900)	(671)
Taxes receivable and prepaid taxes	—	122
Other assets	331	441
Increase (decrease) in:
Accounts payable	(542)	154
Taxes payable	30	341
Accrued liabilities and compensation	(4,007)	(2,877)
Deferred revenue	(326)	38
Deferred rent	(74)	(35)
Net cash provided by operating activities of discontinued operations	—	392
Net cash used in operating activities	(3,047)	(606)
Cash flows from investing activities:
Purchase of marketable securities	—	(2,000)
Sale of marketable securities	9,250	6,000
Payments made to develop intangible assets	(37)	(26)
Purchase of property and equipment, including capitalized IT labor costs	(2,853)	(1,870)
Net cash provided by investing activities	6,360	2,104
Cash flows from financing activities:
Proceeds from issuance of common stock	856	298
Net cash provided by financing activities	856	298
Effect of foreign exchange translation on cash	105	280
Increase in cash and cash equivalents	4,274	2,076
Cash and cash equivalents:
Beginning of period	3,691	5,102
End of period	$7,965	$7,178
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 (“Fiscal 2016”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2015 Annual Report on Form 10-K (the “Form 10-K”).

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

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (the “VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $0.6 million and $0.6 million as of June 30, 2015 and March 31, 2015, respectively, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three months ended June 30, 2015 and 2014, are included in “Net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

Note 2.	Net Income (Loss) Per Share
Following is a reconciliation of the shares used for the basic income (loss) per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended June 30,
	2015	2014
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	15,273	12,505
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	905	—
	16,178	12,505
Total outstanding options not included in diluted EPS as they would be antidilutive	—	3,198
Performance based grants not included in diluted EPS	21	—

(1)
Includes 191,873 and 200,807 vested cumulative DSUs, respectively, for the three months ended June 30, 2015 and 2014 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.Discontinued Operations
During the fourth quarter of Fiscal 2015, we completed the sale of our Pay Per Transaction® (“PPT®”) business. Accordingly, the PPT® business is reported as discontinued operations for the first quarter of Fiscal 2015. See additional information in Note 18 of the Form 10-K Notes to Consolidated Financial Statements.

Operating results from discontinued operations are included in the Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
Revenue	$—	$8,582
Income from operations	$—	$588
Income before income taxes	—	588
Income tax provision	—	240
Income from discontinued operations, net of income taxes	$—	$348

Note 4.Stock-Based Compensation
The following table summarizes our stock based grants (dollars in thousands):

Three Months Ended
June 30, 2015
Restricted Stock (“RSU”) grants:
Units granted from 2011 Incentive Plan	17,953
Vesting period, in years - high	10
Vesting period, in years - low	5
Compensation information related to RSUs granted in period:
Total fair market value, recognized over vesting period	$1,223
Total expected expense to be recognized in Fiscal 2016	$79
Expense recognized as a component of operating expenses	$7
Expense capitalized in property and equipment, net (1)	$4

RSUs vesting in period:
RSU shares vesting in period	45,712
Shares withheld in payment for taxes associated with vested RSUs	21,205

Net Option Exercises (shares withheld in payment of exercise price and related withholding taxes):
Number of shares withheld	28,916
Value of shares withheld	$1,982

(1) Amounts capitalized in accordance with our policies related to Capitalized software as described in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

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
Assets and liabilities recognized or disclosed at fair value in our condensed consolidated financial statements on a non-recurring basis include items such as property and equipment, cost method investments and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available and may include quoted market prices, other comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other than temporary. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2015		March 31, 2015
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Fixed-income securities	$70,991	Level 1	$80,318	Level 1
Contingent consideration liability
Contingent consideration liability associated with purchase of iTVX	$500	Level 3	$4,500	Level 3

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first quarter of Fiscal 2016.

Our acquisition of iTVX in August 2013 included contingent consideration which was based on future revenue achieved after the completion of approximately 2 years. The fair value of the contingent consideration as of the acquisition date was $2.0 million. The contingent consideration payment was to be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration). This award was revalued at the end of each reporting period and, based on our stock price as of March 31, 2015, the fair value of the award increased to $4.5 million. See Note 4 of Notes to Consolidated Financial Statements in the Form 10-K for additional disclosures relating to the fair value determination for this contingent consideration liability.

As of June 30, 2015, we evaluated our accrual related to the contingent consideration and determined that the earn out provisions would not be fully met. Based on this determination, we reduced our accrual by $4.0 million during the current quarter, and offset receivables of $0.3 million which related to the acquisition. The net amount of $3.7 million has been recorded as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. In July 2015, an agreement was reached to pay the contingent consideration earlier than expected in the amount of approximately $0.5 million in cash.

Marketable securities, all of which were classified as “available-for-sale” at June 30, 2015 and March 31, 2015, consisted of the following (dollars in thousands):

	June 30, 2015	March 31, 2015
Available-for-sale marketable securities
Amortized cost	$71,217	$80,522
Gross unrecognized holding losses	(226)	(204)
Fair value	$70,991	$80,318

Note 6.Acquisition of Kantar Media’s U.S. Based Television Measurement Assets
On December 1, 2014, we acquired the U.S. television measurement business related to tuning analytics utilizing return path data (the “RPD Business”) of WPP’s Kantar business unit (a unit of Competitive Media Reporting, LLC, an affiliate of WPP plc (“WPP”)).

Unaudited pro forma results of operations as if the RPD Business had been acquired as of April 1, 2014, were as follows (dollars in thousands, except for per share amounts):

Three Months Ended
June 30, 2014
Total revenue	$24,517
Net loss attributable to Rentrak Corporation	$(3,025)
Basic earnings per share	(0.20)
Diluted earnings per share	(0.20)

Note 7.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

Three Months Ended June 30, 2015
Beginning balance	$135,890
Currency translation	62
Ending balance	$135,952

Year Ended March 31, 2015
Beginning balance	$7,034
Acquisition of RPD Business	129,406
Currency translation	(550)
Ending balance	$135,890

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	June 30, 2015	March 31, 2015
Customer relationships	6 to 10 years	$12,376	$12,220
Accumulated amortization		(4,341)	(3,899)
		8,035	8,321
Trade names	2 to 3 years	75	75
Accumulated amortization		(75)	(75)
		—	—
Existing technology	4 years	334	334
Accumulated amortization		(192)	(175)
		142	159
Patents	20 years	593	556
Accumulated amortization		(59)	(52)
		534	504
Order backlog	1 year	2	2
Accumulated amortization		(2)	(2)
		—	—
Global customer relationships	Indefinite	7,400	7,400
Total		$16,111	$16,384

Amortization expense and currency translation were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
Customer relationships	$340	$236
Trade names	—	3
Existing technology	17	17
Patents	7	5
Order backlog	—	1
Currency translation	102	19

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Customer Relationships	Existing Technology	Patents
Remainder of Fiscal 2016	$1,083	$50	$22
2017	1,444	67	30
2018	1,333	25	30
2019	869	—	30
2020	799	—	29
Thereafter	2,507	—	393
	$8,035	$142	$534

Note 8.	Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first quarter of Fiscal 2016 was 30.4% and this increase was primarily driven by tax expense related to the increased amortization of indefinite-lived intangible assets.
Our effective tax rate for the first quarter of Fiscal 2015 was a benefit of 2.2%, due to the effect of allocations to discontinued operations.

Note 9.	New Accounting Guidance
ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. As of July 2015, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein.

Note 10.	Subsequent Events
We have considered all events that have occurred subsequent to June 30, 2015 and determined that, other than the early settlement of the iTVX contingent consideration liability as discussed in Note 5, no additional disclosure is required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitute forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “should,” “plan,” “predict,” “believe,” “may,” “will,” “expects,” “anticipate” or “continues” or the negative thereof or variations thereon or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, in particular, statements regarding:

•
the future growth prospects for our business as a whole and individual product lines in particular, including adding new clients, adjusting rates and increasing business activity, and using funds in our foreign bank accounts to fund our international expansion and growth;

•	increases in our costs over the next twelve months;

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•
increased spending on property and equipment in Fiscal 2016 for the capitalization of internally developed software, computer equipment and other purposes and our ability to leverage these investments to generate revenue and earning streams;

•	expected amortization of our deferred rent;

•	the integration of the U.S. television measurement business related to television tuning analytics utilizing return path data of WPP’s Kantar business unit;

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2016; and

•	our long-term strategic plan to develop, grow and expand our Essentials® services, both domestically and internationally.

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

Please refer to Item 1A. Risk Factors in the Form 10-K for the fiscal year ended March 31, 2015 (“Fiscal 2015”) as filed with the SEC on May 29, 2015 for a discussion of reasons why our actual results may differ materially from our forward-looking statements. Please refer to Item 1A. in this Quarterly Report on Form 10-Q for additional information regarding our Risk Factors. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Business Overview
We are a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges television viewership information from almost 120 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 125,000 movie screens in 47 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the Internet, on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”) and Video On Demand (“VOD”), whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with information from third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses, program and market their networks and more precisely target and sell their advertising inventory. Some examples of the benefits to the advertising community are improved profitability by effectively targeting viewers of specific TV shows through the products they buy, the cars they drive and how they are likely to vote in elections. Some examples of the benefits to the movie industry and video (TV) content owners are that they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our advanced analytics to populate automated buying systems. These systems automate the buying process for TV commercials and introduce efficiencies for both advertising agencies and their clients.

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

Our Products and Services
Our media measurement services are distributed to clients through patented software systems and business processes into two broad areas within the entertainment industry, which we refer to as TV Everywhere™ and Movies Everywhere™. The content viewership and Advanced Demographics (the products we buy and the “lifestyles” we lead) included in our TV Everywhere™ products are from nearly every ZIP code in America, projected to all 210 local TV markets and to a national level across multiple distribution platforms. This method results in granular levels of processing from billions of transactions and establishes us as a premier source of television ratings with consumer targeting using Advanced Demographics.

Typical customers utilizing our services include content producers, studios, distributors, national networks, local stations, satellite and cable operators, agencies, and a wide spectrum of advertisers, ranging from traditional consumer brands to various political groups. We also provide many of our clients tailored research and analytical solutions unique to their needs and specifications.

Our most significant lines of business, which we refer to as Essentials® services, are:

•	TV Everywhere™, which includes TV Essentials®, StationView Essentials™ and Rubik™;

•	Movies Everywhere™, which includes Box Office Essentials®, International Box Office Essentials™, PostTrak® and PreAct™;

•	OnDemand Everywhere®, which includes OnDemand Essentials®, Digital Download Essentials®, Multiscreen Essentials® and other OTT measurement tools and related products; and

•	Other services, which includes our Studio Revenue Share Essentials™ (“SRSE”) and other products relating to measurement of physical content in the home video rental industry.

In December 2014, we acquired the U.S. television measurement business related to television tuning analytics utilizing return path data (the “RPD Business”) of WPP’s Kantar business unit (see Note 6 of Notes to Condensed Consolidated Financial Statements). The financial results of the RPD Business, from the date of acquisition, are included within our TV Everywhere™ product line. Acquisition costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for the first quarter of Fiscal 2016.

Results of Operations
Our results are as follows (dollars in thousands):

	Three Months Ended June 30, (1)
	2015		2014
	Dollars	% of revenue	Dollars	% of revenue
Revenue	$27,529	100.0%	$22,344	100.0%
Cost of revenue(2)	9,893	35.9	7,604	34.0
Gross margin	17,636	64.1	14,740	66.0
Operating expenses:
Selling, general and administrative(2)(3)	11,660	42.4	12,834	57.4
Research, technology and innovation(2)(3)	3,979	14.5	3,264	14.6
Total operating expenses	15,639	56.8	16,098	72.0
Income (loss) from continuing operations	1,997	7.3	(1,358)	(6.1)
Other income, net	151	0.5	20	0.1
Income (loss) from continuing operations before income taxes	2,148	7.8	(1,338)	(6.0)
Provision for income taxes	653	2.4	29	0.1
Income (loss) from continuing operations, net of income taxes	1,495	5.4	(1,367)	(6.1)
Income from discontinued operations, net of income taxes(2)(3)	—	—	348	1.6
Net income (loss)	1,495	5.4	(1,019)	(4.6)
Net loss attributable to noncontrolling interest	(73)	(0.3)	(53)	(0.2)
Net income (loss) attributable to Rentrak Corporation	$1,568	5.7%	$(966)	(4.3)%

(1) Percentages may not sum due to rounding.

(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$1,267		$883
Selling, general and administrative	678		557
Research, technology and innovation	372		215
Net income from discontinued operations	—		40
	$2,317		$1,695

(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative	$1,616		$1,452
iTVX contingent consideration, included in selling, general and administrative costs	(3,705)		(500)
Research, technology and innovation	224		238
	(1,865)		1,190
Net income from discontinued operations	—		103
	$(1,865)		$1,293

Net Income (Loss) to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense and other non-operating items from our Condensed Consolidated Statements of Operations as well as certain other items specifically described below.

We believe that Adjusted EBITDA is helpful as an indicator of the current financial performance of our company and our capacity to operationally fund capital expenditures and working capital requirements. Due to the nature of our internally developed software which supports our Essentials® services and our use of stock-based compensation, we incur significant non-cash charges for depreciation, amortization and stock-based compensation expense that may not be indicative of our operating performance from a cash perspective. From Adjusted EBITDA, we also adjust for non-cash items such as stock-based compensation for iTVX, as well as cash-settled items, such as acquisition and non-recurring costs, as we believe these are not representative of our ongoing operating performance and we believe excluding these costs provides a useful metric by which to compare performance from period to period.

Adjusted EBITDA before iTVX stock-based compensation and acquisition costs is a non-GAAP measure and should not be considered as an alternative to net income (loss) (the most comparable GAAP financial measure to Adjusted EBITDA before iTVX stock-based compensation and acquisition costs).

The table below presents a reconciliation from net income (loss) to Adjusted EBITDA before iTVX stock-based compensation and acquisition costs (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
Net income (loss) attributable to Rentrak Corporation	$1,568	$(966)
Adjustments:
Income from discontinued operations, net of income taxes	—	(348)
Income tax provision	653	29
Investment income, net	(207)	(61)
Depreciation and amortization from continuing operations	2,317	1,655
Stock-based compensation from continuing operations(1)	1,840	1,690
Adjusted EBITDA	6,171	1,999
iTVX stock-based compensation	(3,705)	(500)
Acquisition costs	213	46
Adjusted EBITDA, before iTVX stock-based compensation and acquisition costs	$2,679	$1,545
(1) Excludes iTVX stock-based compensation.

Adjusted EBITDA, before iTVX stock-based compensation and acquisition costs increased $1.1 million in the first quarter of Fiscal 2016 compared to same period of the prior year primarily due to the respective increases in revenue.

Revenue

Revenue increased $5.2 million, or 23.2%, to $27.5 million in the first quarter of Fiscal 2016 compared to $22.3 million in the first quarter of Fiscal 2015. As previously described, our revenue is primarily recurring, subscription based fees. For the first quarter of Fiscal 2016 and Fiscal 2015, recurring subscription revenue comprised 90.8% and 91.3%, respectively, of our consolidated revenues.

Revenue by product line is as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	% Change
	2015	% of revenues	2014	% of revenues
TV Everywhere™	$15,619	56.7%	$10,506	47.0%	$5,113	48.7%
Movies Everywhere™	7,628	27.7	7,393	33.1	235	3.2%
OnDemand Everywhere®	3,822	13.9	3,248	14.5	574	17.7%
Other Services	460	1.7	1,197	5.4	(737)	(61.6)%
	$27,529	100.0%	$22,344	100.0%	$5,185	23.2%

Our TV Everywhere™ revenue grew by $5.1 million, or 48.7%, in the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015. Approximately $4.4 million, or 85.4%, of the Fiscal 2016 increase represented revenue from new clients and services, with the remainder representing rate increases for existing clients.

The increase in revenue from our Movies Everywhere™ product lines in the first quarter of Fiscal 2016 was primarily due to sales of our PreAct™ and PostTrak® services and rate increases for existing clients. Approximately 98.3% of the Fiscal 2016 increase represented revenue from new clients and services. We also experienced currency rate fluctuations in the quarter, especially in Europe. If we held foreign exchange rates constant with the exchanges rates of Fiscal 2015, growth for Movies Everywhere™ would have been 7.9% for the first quarter of Fiscal 2016.

The increase in revenue from our OnDemand Everywhere® product lines in the first quarter of Fiscal 2016 was primarily due to the addition of new clients as well as rate increases for existing clients. Approximately 32.2% of the Fiscal 2016 increase represented revenue from new clients.

Other Services primarily includes SRSE revenue and measurement services relating to physical content in the home video rental industry. The decrease in revenue in the first quarter of Fiscal 2016 was primarily due to an overall decrease in home video rental transactions of physical product.

Cost of Revenue and Gross Margin
Cost of revenue includes direct costs relating to our Essentials® product lines, and consists of costs associated with the operation of a call center for our Movies Everywhere™ products, as well as costs associated with amortizing capitalized, internally developed software used to provide the corresponding services and direct costs incurred to obtain and process data and maintain our systems.

Cost of revenue increased $2.3 million, or 30.1%, to $9.9 million in the first quarter of Fiscal 2016 compared to $7.6 million in the first quarter of Fiscal 2015.

Cost of revenue information is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2015	2014
Costs related to:
Amortization of internally developed software	$1,266	$883	$383	43.4%
Call center operation	1,385	1,472	(87)	(5.9)%
Obtaining and processing data	7,242	5,249	1,993	38.0%
	$9,893	$7,604	$2,289	30.1%

The increase in cost of revenue in the first quarter of Fiscal 2016 compared to the same period of Fiscal 2015 resulted primarily from expanding household coverage with existing data supplier agreements, and the recognition of expense of new data supplier agreements added in the third quarter of Fiscal 2015.

Gross margin as a percentage of revenue was as follows:

	Three Months Ended June 30,
	2015	2014
Consolidated gross margin	64.1%	66.0%

Percentage of Revenue by Major Product Lines:
TV Everywhere™	56.7%	47.0%
Movies Everywhere™ and OnDemand Everywhere®	41.6%	47.6%

The decrease in gross margin as a percentage of revenue in the first quarter of Fiscal 2016 as compared to the first quarter of Fiscal 2015 primarily reflected a shift in the mix of revenue as detailed above.

Operating Expenses
Operating expenses consist primarily of compensation and benefits, information technology, development, innovation and analytics, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Operating expense information is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
Operating expenses	2015	2014
Essentials®	$11,200	$9,628	$1,572	16.3%
Research, technology and innovation	3,979	3,264	715	21.9%
Stock-based compensation costs for iTVX	(3,705)	(500)	(3,205)	nm
Acquisition costs	213	46	167	nm
Corporate	3,952	3,660	292	8.0%
	$15,639	$16,098	$(459)	(2.9)%

Essentials®
The increases in operating expenses for our Essentials® product lines in the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 was primarily due to increased headcount in our sales and client services groups, as well as operating costs relating the RPD Business acquired in December 2014.

Our long-term strategic plan is heavily focused on the development, growth and expansion of our Essentials® services, both domestically and internationally, and we consider these expenses to be investments which will help us leverage our growth longer term.

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

Stock-based compensation costs for iTVX
Our acquisition of iTVX in August 2013 included contingent consideration which was based on future revenue achieved after the completion of approximately 2 years. The fair value of the contingent consideration as of the acquisition date was $2.0 million. The contingent consideration payment was to be paid in the form of cash (25% of the total contingent consideration) and shares of our common stock (75% of the total contingent consideration). This award was revalued at the end of each reporting period and, based on our stock price as of March 31, 2015, the fair value of the award increased to $4.5 million. See Note 4 of Notes to Consolidated Financial Statements in the Form 10-K for additional disclosures relating to the fair value determination for this contingent consideration liability.

As of June 30, 2015, we evaluated our accrual related to the contingent consideration and determined that the earn out provisions would not be fully met. Based on this determination, we reduced our accrual by $4.0 million during the current quarter, and offset receivables of $0.3 million which related to the acquisition. The net amount of $3.7 million has been recorded as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. In July 2015, an agreement was reached to pay the contingent consideration earlier than expected in the amount of approximately $0.5 million in cash.

Acquisition Costs
The acquisition costs incurred in the first quarter of Fiscal 2016 and 2015, include costs relating to acquisition due diligence, such as legal and other professional services.

Corporate
The increases in Corporate expenses in the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015 were primarily due to increased hiring and salaries in our information technology department as well as increased occupancy expenses.

Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first quarter of Fiscal 2016 was 30.4% and this increase was primarily driven by tax expense related to the increased amortization of indefinite-lived intangible assets.
We expect this increased tax expense related to indefinite-lived assets will continue until the company determines a valuation allowance against our net deferred tax assets is no longer required. This determination occurs when it is more likely than not that we will be able to realize our deferred tax assets, typically when profits are generated on a cumulative basis in future periods.
Our effective tax rate for the first quarter of Fiscal 2015 was a benefit of 2.2%, due to the effect of allocations to discontinued operations.
Income from Discontinued Operations, net of income taxes

Income from discontinued operations, net of income taxes, includes the results of our PPT® line of business, and is as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2015	2014
Income from discontinued operations, net of income taxes	$—	$348	$(348)	(100.0)%

We completed our sale of the PPT® business as of January 31, 2015. See additional information in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least June 30, 2016.

Cash and cash equivalents and marketable securities decreased $5.1 million to $79.0 million at June 30, 2015 from March 31, 2015. This decrease resulted primarily from $2.9 million used for the purchase of equipment and capitalized information technology costs and $3.0 million used by operating activities, partially offset by $0.9 million related to the issuance of our common stock.

Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event we repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of June 30, 2015, we had $3.3 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $71.0 million invested in a fixed-income security mutual fund as of June 30, 2015. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts receivable, net of allowances, increased $0.7 million to $17.6 million at June 30, 2015 from March 31, 2015, primarily due to changes in revenue offset by the timing of customer payments.

During the first quarter of Fiscal 2016, we spent $2.9 million on property and equipment, including $2.5 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $13.8 million in Fiscal 2016 on property and equipment, of which approximately $9.7 million is for the capitalization of internally developed software, primarily for the development of systems for our Essentials® lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued data provider liabilities increased $0.4 million to $7.1 million at June 30, 2015 from March 31, 2015, primarily due to increased expenses incurred related to our data suppliers and the timing of required payments.

Accrued compensation decreased $5.8 million to $5.9 million at June 30, 2015 from March 31, 2015, primarily due to a $4.0 million decrease in the accrual for the contingent consideration associated with our acquisition of iTVX due to our determination that the earn out provisions would not be fully met as well as a $1.6 million decrease in our bonus accrual related to Fiscal 2015 bonuses which were paid in the first quarter of Fiscal 2016. The remaining contingent consideration liability of approximately $0.5 million is expected to be paid in the second quarter of Fiscal 2016.

Deferred revenue and other credits decreased $0.3 million to $3.5 million at June 30, 2015 from March 31, 2015, primarily due to the timing of billings as the balance includes amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.6 million at June 30, 2015, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York and Portland, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $65,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $15,000 per quarter for the remainder of Fiscal 2016.

We currently have a revolving line of credit for $15.0 million that matures February 1, 2017. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0 percent and is adjusted on a quarterly basis, beginning as of March 31, 2015, based on agreed upon criteria. The maximum interest rate that can be charged is LIBOR plus 2 percent and the minimum rate is LIBOR plus 1.5 percent. Fees on the unused portion of the line are accrued at 0.15 percent per annum, and will also be adjusted on a quarterly basis. The maximum fee on the unused portion of the line is 0.25 percent per annum and the minimum rate is 0.10 percent per annum. The credit line is secured by substantially all of our assets. At June 30, 2015, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of June 30, 2015, we were in compliance with those covenants.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We reaffirm the critical accounting policies and estimates as reported in the Form 10-K.

New Accounting Guidance
See Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There have been no material changes in our reported market risks since the filing of the Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
The Form 10-K includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in the Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in the Form 10-K.

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

Date:	August 10, 2015	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer