Form 10-Q
period 2015-09-30
RENTRAK CORP
filed 2015-11-04
CIK 800458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $0.001 par value	15,374,140
(Class)	(Outstanding at October 30, 2015)

RENTRAK CORPORATION
FORM 10-Q

PART I

ITEM 1.	FINANCIAL STATEMENTS
Rentrak Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2015	March 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$5,404	$3,691
Marketable securities	72,462	80,318
Accounts receivable, net of allowances for doubtful accounts of $91 and $179	21,674	16,884
Deferred tax assets, net	95	60
Other current assets	2,764	3,928
Total Current Assets	102,399	104,881
Property and equipment, net of accumulated depreciation of $31,008 and $29,121	29,651	23,035
Goodwill	135,940	135,890
Other intangible assets, net of accumulated amortization of $5,005 and $4,203	16,291	16,384
Other assets	4,346	4,333
Total Assets	$288,627	$284,523
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,565	$3,967
Accrued liabilities	702	592
Accrued data provider liabilities	9,174	6,690
Accrued compensation	6,510	11,724
Deferred revenue and other credits	4,453	3,812
Total Current Liabilities	24,404	26,785
Deferred rent, long-term	2,212	2,358
Accrued compensation, long-term	93	90
Taxes payable, long-term	470	465
Deferred tax liability, net, long-term	3,335	2,228
Total Liabilities	30,514	31,926
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; shares authorized: 75,000; shares issued and outstanding: 15,357 and 15,251	15	15
Capital in excess of par value	288,210	285,280
Accumulated other comprehensive income	307	464
Accumulated deficit	(30,939)	(33,811)
Stockholders’ Equity attributable to Rentrak Corporation	257,593	251,948
Noncontrolling interest	520	649
Total Stockholders’ Equity	258,113	252,597
Total Liabilities and Stockholders’ Equity	$288,627	$284,523
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Revenue	$32,802	$25,241	$60,331	$47,585
Cost of revenue	10,034	8,040	19,927	15,644
Gross margin	22,768	17,201	40,404	31,941
Operating expenses:
Selling, general and administrative	16,415	14,544	28,075	27,378
Research, technology and innovation	4,666	3,073	8,645	6,337
Total operating expenses	21,081	17,617	36,720	33,715
Income (loss) from continuing operations	1,687	(416)	3,684	(1,774)
Other income, net	197	20	348	40
Income (loss) from continuing operations before income taxes	1,884	(396)	4,032	(1,734)
Provision for income taxes	636	337	1,289	365
Income (loss) from continuing operations, net of income taxes	1,248	(733)	2,743	(2,099)
Income from discontinued operations, net of income taxes	—	308	—	655
Net income (loss)	1,248	(425)	2,743	(1,444)
Net loss attributable to noncontrolling interest	(56)	(51)	(129)	(104)
Net income (loss) attributable to Rentrak Corporation	$1,304	$(374)	$2,872	$(1,340)

Income (loss) per share from continuing operations attributable to Rentrak Corporation common stockholders:
Basic	$0.08	$(0.06)	$0.19	$(0.16)
Diluted	$0.08	$(0.06)	$0.18	$(0.16)

Income per share from discontinued operations attributable to Rentrak Corporation common stockholders:
Basic	$—	$0.03	$—	$0.05
Diluted	$—	$0.03	$—	$0.05

Net income (loss) per share attributable to Rentrak Corporation common stockholders:
Basic	$0.08	$(0.03)	$0.19	$(0.11)
Diluted	$0.08	$(0.03)	$0.18	$(0.11)

Shares used in per share calculations:
Basic	15,541	12,514	15,501	12,529
Diluted	16,354	12,514	16,379	12,529
See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands, except footnote references)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2015	2014	2015	2014
Net income (loss)	$1,248	$(425)	$2,743	$(1,444)
Other comprehensive income (loss):
Foreign currency translation adjustments	(60)	(411)	112	(385)
Unrealized holding losses which arose during the period on available-for-sale securities(1)	(253)	(35)	(330)	(35)
Recognition of previously unrealized losses on available-for-sale securities included in net income (loss)(2)	8	—	62	—
Other comprehensive loss	(305)	(446)	(156)	(420)
Comprehensive income (loss)	943	(871)	2,587	(1,864)
Less: Comprehensive loss attributable to noncontrolling interest	(56)	(51)	(129)	(104)
Comprehensive income (loss) attributable to Rentrak Corporation	$999	$(820)	$2,716	$(1,760)

(1) For the three and six month periods ended both September 30, 2015 and 2014, the amounts are net of zero deferred taxes.

(2) For the three and six month periods ended both September 30, 2015 and 2014, the amounts are net of zero deferred tax benefits.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rentrak Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	For the Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,743	$(1,444)
Income from discontinued operations, net of income taxes	—	(655)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities of continuing operations:
Depreciation and amortization	4,766	3,400
Stock-based compensation	3,913	3,762
iTVX stock-based compensation	(3,659)	100
Deferred income taxes	1,072	207
Loss on disposition of assets	4	98
Realized loss on marketable securities	62	—
Adjustment to allowance for doubtful accounts	(88)	(77)
(Increase) decrease in:
Accounts receivable	(5,028)	(2,747)
Taxes receivable and prepaid taxes	—	122
Other assets	1,150	967
Increase (decrease), net of effect of acquisition in:
Accounts payable	(1,160)	(112)
Taxes payable	88	737
Accrued liabilities and compensation	(1,586)	(179)
Deferred revenue	641	781
Deferred rent	(147)	(85)
Net cash provided by operating activities of discontinued operations	—	1,175
Net cash provided by operating activities	2,771	6,050
Cash flows from investing activities:
Purchase of marketable securities	(2,750)	(8,000)
Sale of marketable securities	10,275	6,000
Payments made to develop intangible assets	(83)	(53)
Purchase of property and equipment, including capitalized IT labor costs	(9,527)	(5,265)
Cash paid for acquisition	(300)	—
Net cash used in investing activities	(2,385)	(7,318)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,309	757
Net cash provided by financing activities	1,309	757
Effect of foreign exchange translation on cash	18	(115)
Increase (decrease) in cash and cash equivalents	1,713	(626)
Cash and cash equivalents:
Beginning of period	3,691	5,102
End of period	$5,404	$4,476
Supplemental non-cash information:
Capitalized stock-based compensation	$579	$329
Common stock used to pay for option exercises	907	1,485
Common stock used to pay for taxes associated with option exercises	1,075	990
Common stock used to pay for taxes associated with vested restricted stock units	1,764	2,121
See accompanying Notes to Condensed Consolidated Financial Statements.

RENTRAK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Rentrak Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 (“Fiscal 2016”). The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our 2015 Annual Report on Form 10-K (the “Form 10-K”).

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

In Fiscal 2012, we established a Chinese joint venture, Sinotrak, and hold a 49% ownership interest in this variable interest entity (the “VIE”). Sinotrak has been included in our Condensed Consolidated Financial Statements, as we have determined that we are the primary beneficiary of the VIE, given our significant influence over day to day operations, among other factors. To date, the activities of Sinotrak have been limited primarily to initial cash contributions from both joint venture parties and costs associated with Sinotrak’s formation. The equity interests of the noncontrolling party, totaling $0.5 million and $0.6 million as of September 30, 2015 and March 31, 2015, respectively, are reported as a noncontrolling interest in our Condensed Consolidated Balance Sheets. The noncontrolling party’s share of the expenses for the three and six months ended September 30, 2015 and 2014, are included in “Net loss attributable to noncontrolling interest” in our Condensed Consolidated Statements of Operations.

Note 2.	Net Income (Loss) Per Share
Following is a reconciliation of the shares used for the basic income (loss) per share (“EPS”) and diluted EPS calculations (in thousands, except footnote reference):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Basic EPS:
Weighted average number of shares of common stock outstanding and vested deferred stock units (“DSUs”) (1)	15,541	12,514	15,501	12,529
Diluted EPS:
Effect of dilutive stock options and unvested DSUs	813	—	878	—
	16,354	12,514	16,379	12,529
Total outstanding options not included in diluted EPS as they would be antidilutive	—	3,239	—	3,239
Performance based grants not included in diluted EPS	21	—	21	—

(1)
Includes 192,118 and 177,569 vested cumulative DSUs, respectively, for the three months ended September 30, 2015 and 2014 and 190,325 and 174,496 vested cumulative DSUs, respectively, for the six months ended September 30, 2015 and 2014 that will not be issued until the directors holding the DSUs retire from our Board of Directors.

Note 3.Discontinued Operations
During the fourth quarter of Fiscal 2015, we completed the sale of our Pay Per Transaction® (“PPT®”) business. Accordingly, the PPT® business is reported as discontinued operations for the three and six months ended September 30, 2014. See additional information in Note 18 of the Form 10-K Notes to Consolidated Financial Statements.

Operating results from discontinued operations are included in the Condensed Consolidated Statements of Operations as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$7,323	$—	$15,905
Income from operations	$—	$538	$—	$1,126
Other expense	—	37	—	37
Income before income taxes	—	501	—	1,089
Income tax provision	—	193	—	434
Income from discontinued operations, net of income taxes	$—	$308	$—	$655

Note 4.Stock-Based Compensation
The following table summarizes our stock based grants (dollars in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015
Restricted Stock Unit (“RSU”) grants:
Units granted from 2011 Incentive Plan	14,167	32,120
Vesting period, in years - high	5	10
Vesting period, in months - low	3	3
Compensation information related to RSUs granted in period:
Total fair market value, recognized over vesting period	$868	$2,091
Total expected expense to be recognized in Fiscal 2016	$530	$633
Expense recognized as a component of operating expenses	$326	$354
Expense capitalized in property and equipment, net (1)	$27	$31

RSUs vesting in period:
RSU shares vesting in period	16,547	62,259
Shares withheld in payment for taxes associated with vested RSUs	6,306	27,511

Net Option Exercises (shares withheld in payment of exercise price and related withholding taxes):
Number of shares withheld	—	28,916
Value of shares withheld	$—	$1,982

DSU grants:
Units granted from 2011 Incentive Plan to non-executive directors	19,546	19,546
Vesting period, in years	1	1
Compensation information related to DSUs granted in period (in thousands):
Total fair market value, recognized over vesting period	$975	$975
Total expected expense to be recognized in Fiscal 2016	$621	$621
Expense recognized as a component of operating expenses	$89	$89

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

Following are the disclosures related to our financial assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2015		March 31, 2015
	Fair Value	Input Level	Fair Value	Input Level
Available-for-sale marketable securities
Fixed-income securities	$72,462	Level 1	$80,318	Level 1
Contingent consideration liability
Contingent consideration liability associated with purchase of iTVX	$—	Level 3	$4,500	Level 3

The fair value of our “available-for-sale” marketable securities is determined based on quoted market prices for identical securities on a quarterly basis. There were no changes to our valuation methodologies during the first six months of Fiscal 2016.

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

During the quarter ended June 30, 2015, we evaluated our accrual related to the contingent consideration and determined that the earn out provisions would not be fully met. Based on this determination, we reduced our accrual by $4.0 million in the first fiscal quarter of 2016, and offset receivables of $0.3 million which related to the acquisition. The net amount of $3.7 million was recorded as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. In July 2015, an agreement was reached to pay the contingent consideration earlier than expected in the amount of approximately $0.5 million in cash.

Marketable securities, all of which were classified as “available-for-sale” at September 30, 2015 and March 31, 2015, consisted of the following (dollars in thousands):

	September 30, 2015	March 31, 2015
Available-for-sale marketable securities
Amortized cost	$72,934	$80,522
Gross unrecognized holding losses	(472)	(204)
Fair value	$72,462	$80,318

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

Unaudited pro forma results of operations as if the RPD Business had been acquired as of April 1, 2014, were as follows (dollars in thousands, except for per share amounts):

	Three Months Ended	Six Months Ended
	September 30, 2014	September 30, 2014
Total revenue	$27,413	$51,931
Net loss attributable to Rentrak Corporation	(2,433)	$(5,458)
Basic earnings per share	(0.16)	(0.36)
Diluted earnings per share	(0.16)	(0.36)

Note 7.	Goodwill and Other Intangible Assets
Goodwill
The roll-forward of our goodwill was as follows (dollars in thousands):

Six Months Ended September 30, 2015
Beginning balance	$135,890
Currency translation	50
Ending balance	$135,940

Year Ended March 31, 2015
Beginning balance	$7,034
Acquisition of RPD Business	129,406
Currency translation	(550)
Ending balance	$135,890

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (dollars in thousands):

	Amortization Period	September 30, 2015	March 31, 2015
Customer relationships	6 to 10 years	$12,329	$12,220
Accumulated amortization		(4,650)	(3,899)
		7,679	8,321
Trade names	2 to 3 years	75	75
Accumulated amortization		(75)	(75)
		—	—
Existing technology	4 to 5 years	851	334
Accumulated amortization		(211)	(175)
		640	159
Patents	20 years	639	556
Accumulated amortization		(67)	(52)
		572	504
Order backlog	1 year	2	2
Accumulated amortization		(2)	(2)
		—	—
Global customer relationships	Indefinite	7,400	7,400
Total		$16,291	$16,384

Amortization expense and currency translation were as follows (dollars in thousands):

	Six Months Ended September 30,
	2015	2014
Customer relationships	$682	$469
Trade names	—	6
Existing technology	36	34
Patents	15	11
Order backlog	—	1
Currency translation	70	(131)

Expected amortization expense is as follows over the next five years and thereafter (dollars in thousands):

Fiscal	Customer Relationships	Existing Technology	Patents
Remainder of Fiscal 2016	$723	$85	$16
2017	1,446	170	32
2018	1,334	128	32
2019	869	103	32
2020	799	103	32
Thereafter	2,508	51	428
	$7,679	$640	$572

Note 8.	Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first six months of Fiscal 2016 was 32.0% and this increase was primarily driven by tax expense related to the increased amortization of indefinite-lived intangible assets.
Our effective tax rate for the first six months of Fiscal 2015 was 21.0%, due to the effect of intraperiod allocations to discontinued operations.

Note 9.	New Accounting Guidance
ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. In August 2015, ASU 2014-14 was issued deferring the effective date of this guidance to be effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.

Note 10.	Merger Agreement with comScore, Inc.
On September 29, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with comScore, Inc., a Delaware corporation (“comScore”), and Rum Acquisition Corporation, an Oregon corporation and a wholly owned subsidiary of comScore (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Rentrak (the “Merger”), with Rentrak surviving the Merger as a wholly owned subsidiary of comScore.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the common stock of Rentrak held as of the Effective Time of the Merger will be converted into the right to receive 1.15 shares of the common stock of comScore. Rentrak and comScore intend, for U.S. federal income tax purposes, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, and the Merger Agreement was adopted as a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g).

Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of certain filings with the SEC, approvals by Rentrak and comScore stockholders and receipt of opinions from legal counsel regarding the intended tax treatment of the Merger. The parties have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions to the Merger to be satisfied.

Rentrak and comScore currently anticipate that the closing of the transactions contemplated by the Merger Agreement will occur in early 2016.

We have recorded $1.1 million in acquisition costs related to the Merger in the three and six months ended September 30, 2015. These costs are included in selling, general and administrative costs in our Condensed Consolidated Statement of Operations.

Note 11.	Subsequent Events
We have considered all events that have occurred subsequent to September 30, 2015 and determined that no additional disclosure is required.

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

•	our plans to complete a business combination with comScore, Inc., including the timing of such business combination;

•	increases in our costs over the next twelve months;

•	future acquisitions or investments;

•	our plans or requirements to hold or sell our marketable securities;

•	our relationships with our customers and suppliers;

•	our ability to attract new customers;

•	market response to our products and services;

•
increased spending on property and equipment in Fiscal 2016 for the capitalization of internally developed software, computer equipment and other purposes and our ability to leverage these investments to generate revenue and earning streams;

•	expected amortization of our deferred rent;

•
the sufficiency of our available sources of liquidity to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2016; and

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

Business Overview
We are a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Our Software as a Service (“SaaS”) technology merges television viewership information from almost 120 million TVs and devices with consumer behavior and purchase information (“Advanced Demographics”) across multiple platforms, devices and distribution channels. We also measure box office results from more than 125,000 movie screens in 64 countries throughout the world. We process and aggregate hundreds of billions of data transactions from multiple screens wherever entertainment content is viewed, whether at the box office, on a television screen, over the Internet, on a smart phone or other portable device. Rentrak measures live TV, recorded TV (“DVR”) and Video On Demand (“VOD”), whether the content is free, purchased, rented, recorded, downloaded or streamed from multiple channels. These massive content databases provide stable and granular viewership information across every screen (“multiscreen”) and are anonymously matched with information from third-party consumer segmentation and purchase databases using privacy compliant methodologies. By linking multiscreen viewership information with information about the products viewers consume and prefer, we provide our clients, such as content producers, distributors, advertisers and advertising agencies, with the knowledge necessary to more effectively manage their businesses, program and market their networks and more precisely target and sell their advertising inventory. Some examples of the benefits to the advertising community are improved profitability by effectively targeting viewers of specific TV shows through the products they buy, the cars they drive and how they are likely to vote in elections. Some examples of the benefits to the movie industry and video (TV) content owners are that they can manage their businesses in real time or near real time and also improve their profitability. Additionally, certain clients use our advanced analytics to populate automated buying systems. These systems automate the buying process for TV commercials and introduce efficiencies for both advertising agencies and their clients.

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

On September 29, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with comScore, Inc., a Delaware corporation (“comScore”), and Rum Acquisition Corporation, an Oregon corporation and a wholly owned subsidiary of comScore (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Rentrak (the “Merger”), with Rentrak surviving the Merger as a wholly owned subsidiary of comScore. Please also see Item 1A. Risk Factors.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the common stock of Rentrak held as of the Effective Time of the Merger will be converted into the right to receive 1.15 shares of the common stock of comScore. Rentrak and comScore intend, for U.S. federal income tax purposes, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, and the Merger Agreement was adopted as a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g).

Consummation of the Merger is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of certain filings with the SEC, approvals by Rentrak and comScore stockholders and receipt of opinions from legal counsel regarding the intended tax treatment of the Merger. The parties have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions to the Merger to be satisfied.

Rentrak and comScore currently anticipate that the closing of the transactions contemplated by the Merger Agreement will occur in early 2016.

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

Our most significant lines of business, which we refer to as Essentials® services, are:

•	TV Everywhere™, which includes TV Essentials®, StationView Essentials™ and Rentrak Rubik™;

•	Movies Everywhere™, which includes Box Office Essentials®, International Box Office Essentials™, PostTrak®, PreAct™ and Swift™;

•	OnDemand Everywhere®, which includes OnDemand Essentials®, Digital Download Essentials®, Multiscreen Essentials® and other OTT measurement tools and related products; and

•	Other services, which includes our Studio Revenue Share Essentials™ (“SRSE”) and other products relating to measurement of physical content in the home video rental industry.

In December 2014, we acquired the U.S. television measurement business related to television tuning analytics utilizing return path data (the “RPD Business”) of WPP’s Kantar business unit (see Note 6 of Notes to Condensed Consolidated Financial Statements). The financial results of the RPD Business, from the date of acquisition, are included within our TV Everywhere™ product line.

Results of Operations
Our results are as follows (dollars in thousands):

	For the Three Months Ended September 30,(1)				For the Six Months Ended September 30,(1)
	2015		2014		2015		2014
	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue
Revenue	$32,802	100.0%	$25,241	100.0%	$60,331	100.0%	$47,585	100.0%
Cost of revenue(2)	10,034	30.6	8,040	31.9	19,927	33.0	15,644	32.9
Gross margin	22,768	69.4	17,201	68.1	40,404	67.0	31,941	67.1
Operating expenses:
Selling, general and administrative(2)(3)	16,415	50.0	14,544	57.6	28,075	46.5	27,378	57.5
Research, technology and innovation(2)(3)	4,666	14.2	3,073	12.2	8,645	14.3	6,337	13.3
Total operating expenses	21,081	64.3	17,617	69.8	36,720	60.9	33,715	70.9
Income (loss) from continuing operations	1,687	5.1	(416)	(1.6)	3,684	6.1	(1,774)	(3.7)
Other income, net	197	0.6	20	0.1	348	0.6	40	0.1
Income (loss) from continuing operations before income taxes	1,884	5.7	(396)	(1.6)	4,032	6.7	(1,734)	(3.6)
Provision for income taxes	636	1.9	337	1.3	1,289	2.1	365	0.8
Income (loss) from continuing operations, net of income taxes	1,248	3.8	(733)	(2.9)	2,743	4.5	(2,099)	(4.4)
Income from discontinued operations, net of income taxes(2)(3)	—	—	308	1.2	—	—	655	1.4
Net income (loss)	1,248	3.8	(425)	(1.7)	2,743	4.5	(1,444)	(3.0)
Net loss attributable to noncontrolling interest	(56)	(0.2)	(51)	(0.2)	(129)	(0.2)	(104)	(0.2)
Net income (loss) attributable to Rentrak Corporation	$1,304	4.0%	$(374)	(1.5)%	$2,872	4.8%	$(1,340)	(2.8)%

(1) Percentages may not sum due to rounding.

(2) Depreciation and amortization expense is included in the line items above as follows:
Cost of revenue	$1,323		$991		$2,590		$1,874
Selling, general and administrative	677		559		1,355		1,116
Research, technology and innovation	449		195		821		410
Net income from discontinued operations	—		38		—		78
	$2,449		$1,783		$4,766		$3,478

(3) Stock-based compensation expense is included in the line items above as follows:
Selling, general and administrative	$1,792		$1,828		$3,408		$3,289
iTVX contingent consideration, included in selling, general and administrative costs	46		600		(3,659)		100
Research, technology and innovation	281		244		505		473
	2,119		2,672		254		3,862
Net income from discontinued operations	—		103		—		206
	$2,119		$2,775		$254		$4,068

Net Income (Loss) to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, stock-based compensation expense and other non-operating items from our Condensed Consolidated Statements of Operations as well as certain other items specifically described below. Adjusted EBITDA is a non-GAAP measure and should not be considered as an alternative to net income (loss) (the most comparable GAAP financial measure to Adjusted EBITDA).

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

Adjusted EBITDA before iTVX stock-based compensation and acquisition costs is a non-GAAP measure and should not be considered as an alternative to net income (loss) (the most comparable GAAP financial measure to Adjusted EBITDA before iTVX stock-based compensation, acquisition and reorganization costs).

The table below presents a reconciliation from net income (loss) to Adjusted EBITDA before iTVX stock-based compensation, acquisition and reorganization costs (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Rentrak Corporation	$1,304	$(374)	$2,872	$(1,340)
Adjustments:
Income from discontinued operations, net of income taxes	—	(308)	—	(655)
Provision for income taxes	636	337	1,289	365
Investment income, net	(207)	(40)	(414)	(101)
Depreciation and amortization from continuing operations	2,449	1,745	4,766	3,400
Stock-based compensation from continuing operations(1)	2,073	2,072	3,913	3,762
Adjusted EBITDA	6,255	3,432	12,426	5,431
iTVX stock-based compensation	46	600	(3,659)	100
Acquisition and reorganization costs	1,309	270	1,522	316
Adjusted EBITDA, before iTVX stock-based compensation, acquisition and reorganization costs	$7,610	$4,302	$10,289	$5,847
(1) Excludes iTVX stock-based compensation.

Adjusted EBITDA, before iTVX stock-based compensation and acquisition costs, increased $3.3 million and $4.4 million in the first three and six months of Fiscal 2016, respectively, compared to the same periods of the prior year primarily due to the respective increases in revenue.

Revenue

Revenue increased $7.6 million, or 30.0%, to $32.8 million in the three months ended September 30, 2015 compared to $25.2 million in the same period of the prior year. As previously described, our revenue is primarily recurring, subscription based fees. For the three months ended September 30, 2015 and 2014, recurring subscription revenue comprised 81.7% and 90.4%, respectively, of our consolidated revenues. Revenue increased $12.7 million, or 26.8%, to $60.3 million in the six months ended September 30, 2015 compared to $47.6 million in the same period of the prior year. For the six months ended September 30, 2015 and 2014, recurring subscription revenue comprised 85.9% and 90.8%, respectively, of our consolidated revenues.

Revenue by product line is as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	% Change
	2015	% of revenues	2014	% of revenues
TV Everywhere™	$20,401	62.2%	$13,320	52.8%	$7,081	53.2%
Movies Everywhere™	7,733	23.6	7,373	29.2	360	4.9%
OnDemand Everywhere®	3,853	11.7	3,341	13.2	512	15.3%
Other services	815	2.5	1,207	4.8	(392)	(32.5)%
	$32,802	100.0%	$25,241	100.0%	$7,561	30.0%

	Six Months Ended September 30,				Dollar Change	% Change
	2015	% of revenues	2014	% of revenues
TV Everywhere™	$36,020	59.7%	$23,826	50.1%	$12,194	51.2%
Movies Everywhere™	15,361	25.5	14,766	31.0	595	4.0%
OnDemand Everywhere®	7,675	12.7	6,589	13.8	1,086	16.5%
Other Services	1,275	2.1	2,404	5.1	(1,129)	(47.0)%
	$60,331	100.0%	$47,585	100.0%	$12,746	26.8%

Our TV Everywhere™ revenue grew by $7.1 million, or 53.2%, in the three months ended September 30, 2015, compared to the same period of the prior year. Approximately $6.2 million, or 87.8%, of the second quarter increase represented revenue from new clients and services, with the remainder representing rate increases for existing clients. Our TV Everywhere™ revenue grew by $12.2 million, or 51.2%, in the six months ended September 30, 2015, compared to the same period of the prior year. Approximately $8.8 million, or 71.9%, of the year to date Fiscal 2016 increase represented revenue from new clients and services, with the remainder representing rate increases for existing clients.

The increases in revenue from our Movies Everywhere™ product lines in both the three and six month periods ended September 30, 2015, compared to the same periods of the prior year, were primarily due to sales of our PreAct™ and PostTrak® services and rate increases for existing clients. In the three and six month periods ended September 30, 2015, approximately 76.6% and 84.1%, respectively, of the increase represented revenue from new clients and services. We also experienced currency rate fluctuations in the quarter, especially with the Euro. If we held foreign exchange rates constant with the exchanges rates of Fiscal 2015, growth for Movies Everywhere™ would have been 9.2% and 8.5% for the three and six months ended September 30, 2015, respectively.

The increases in revenue from our OnDemand Everywhere® product lines in the three and six month periods ended September 30, 2015, compared to the same periods of the prior year, were primarily due to the addition of new clients as well as rate increases for existing clients. In the three and six month periods ending September 30, 2015, approximately 56.8% and 37.3%, respectively, of the increase represented revenue from new clients.

Other Services primarily includes SRSE revenue and measurement services relating to physical content in the home video rental industry. The decreases in revenue in both the three and six month periods ended September 30, 2015, were primarily due to an overall decrease in home video rental transactions of physical product.

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

Cost of revenue increased $2.0 million, or 24.8%, to $10.0 million in the second quarter of Fiscal 2016 compared to $8.0 million in the second quarter of Fiscal 2015. Cost of revenue increased $4.3 million, or 27.4%, to $19.9 million in the six month period ended September 30, 2015, compared to $15.6 million in the six month period ended September 30, 2014. These fluctuations are described in more detail below.

Cost of revenue information is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2015	2014
Costs related to:
Amortization of internally developed software	$1,323	$991	$332	33.5%
Call center operation	1,347	1,410	(63)	(4.5)%
Obtaining and processing data	7,364	5,639	1,725	30.6%
	$10,034	$8,040	$1,994	24.8%

	Six Months Ended September 30,		Dollar Change	% Change
	2015	2014
Costs related to:
Amortization of internally developed software	$2,589	$1,874	$715	38.2%
Call center operation	2,732	2,882	(150)	(5.2)%
Obtaining and processing data	14,606	10,888	3,718	34.1%
	$19,927	$15,644	$4,283	27.4%

The increases in cost of revenue in the three and six months ended September 30, 2015, compared to the same period of Fiscal 2015 resulted primarily from expanding household coverage with existing data supplier agreements and the recognition of expense related to new data supplier agreements added in the third quarter of Fiscal 2015.

Gross margin as a percentage of revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Consolidated gross margin	69.4%	68.1%	67.0%	67.1%

Percentage of Revenue by Major Product Lines:
TV Everywhere™	62.2%	52.8%	59.7%	50.1%
Movies Everywhere™ and OnDemand Everywhere®	35.3%	42.4%	38.2%	44.9%

The increase in gross margin as a percentage of revenue for the second quarter of Fiscal 2016 was due to the growth in revenue as well as currency fluctuations in our foreign locations. The decrease in gross margin as a percentage of revenue in the first half of Fiscal 2016 compared to the first half of Fiscal 2015 primarily reflected a shift in the mix of revenue as detailed above.

Operating Expenses
Operating expenses consist primarily of compensation and benefits, information technology, development, innovation and analytics, marketing and advertising costs, legal and professional fees, communications costs, depreciation and amortization of tangible and intangible assets and software, real and personal property leases, as well as other general corporate expenses.

Operating expense information is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
Operating expenses	2015	2014
Essentials™	$11,299	$9,845	$1,454	14.8%
Research, technology and innovation	4,666	3,073	1,593	51.8%
Stock-based compensation costs for iTVX	46	600	(554)	(92.3)%
Acquisition & reorganization costs	1,309	270	1,039	nm
Corporate	3,761	3,829	(68)	(1.8)%
	$21,081	$17,617	$3,464	19.7%

	Six Months Ended September 30,		Dollar Change	% Change
Operating expenses	2015	2014
Essentials®	$22,499	$19,462	$3,037	15.6%
Research, technology and innovation	8,645	6,337	2,308	36.4%
Stock-based compensation costs for iTVX	(3,659)	100	(3,759)	nm
Acquisition & reorganization costs	1,522	316	1,206	nm
Corporate	7,713	7,500	213	2.8%
	$36,720	$33,715	$3,005	8.9%

Essentials®
The increases in operating expenses for our Essentials® product lines in the second quarter and six months of Fiscal 2016 compared to the same periods in Fiscal 2015 were primarily due to increased headcount in our sales and client services groups, as well as operating costs relating the RPD Business acquired in December 2014.

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

During June 2015, we evaluated our accrual related to the contingent consideration and determined that the earn out provisions would not be fully met. Based on this determination, we reduced our accrual by $4.0 million during the first quarter of Fiscal 2016, and offset receivables of $0.3 million which related to the acquisition. The net amount of $3.7 million was recorded as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statements of Operations during the first quarter of Fiscal 2016. In July 2015, an agreement was reached to pay the contingent consideration earlier than expected in the amount of approximately $0.5 million in cash.

Acquisition and Reorganization Costs
The acquisition costs incurred in the second quarter and six months of Fiscal 2016 primarily relate to costs associated with the entry into the Merger Agreement with comScore. The costs incurred during the Fiscal 2015 periods include costs relating to acquisition due diligence, such as legal and other professional services.

Corporate
The increase in Corporate expenses in the six months of Fiscal 2016 compared to the same period of Fiscal 2015 were primarily due to increased occupancy expenses.

Income Taxes
Our effective tax rates are determined by excluding certain jurisdictions with net losses. Our tax provision for the first six months of Fiscal 2016 was 32.0%, primarily resulting from tax expense related to the increased amortization of indefinite-lived intangible assets.
We expect this tax expense related to indefinite-lived assets will continue until the company determines a valuation allowance against our net deferred tax assets is no longer required. This determination occurs when it is more likely than not that we will be able to realize our deferred tax assets, typically when profits are generated on a cumulative basis in future periods.
Our effective tax rate for the first six months of Fiscal 2015 was a benefit of 21.0%, due to the effect of allocations to discontinued operations.
Income from Discontinued Operations, net of income taxes

Income from discontinued operations, net of income taxes, includes the results of our PPT® line of business, and is as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2015	2014
Income from discontinued operations, net of income taxes	$—	$308	$(308)	(100.0)%

	Six Months Ended September 30,		Dollar Change	% Change
	2015	2014
Income from discontinued operations, net of income taxes	$—	$655	$(655)	(100.0)%

We completed our sale of the PPT® business as of January 31, 2015. See additional information in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Our sources of liquidity include our cash and cash equivalents, marketable securities, cash expected to be generated from future operations and investments and our ability to borrow on our $15.0 million line of credit. Based on our current financial projections and projected cash needs, we believe that our available sources of liquidity will be sufficient to fund our current operations, the continued current development of our business information services and other cash requirements through at least September 30, 2016.

Cash and cash equivalents and marketable securities decreased $6.1 million to $77.9 million at September 30, 2015 from March 31, 2015. This decrease resulted primarily from $9.5 million used for the purchase of equipment and capitalized information technology costs, partially offset by $2.8 million provided by operating activities and $1.3 million related to the issuance of our common stock. Portions of our cash and cash equivalents are held in our foreign subsidiaries. In the event we repatriate these earnings, the earnings may be subject to United States federal, state and foreign income taxes. As of September 30, 2015, we had $2.9 million in foreign bank accounts which we plan to use to fund our international expansion and growth.

We had $72.5 million invested in a fixed-income security mutual fund as of September 30, 2015. Fund values fluctuate in response to the financial condition of individual issues, general market and economic conditions and changes in interest rates. In general, when interest rates rise, security fund values fall and investors may lose principal value. While we currently have no plans or requirements to sell the securities in the foreseeable future, we are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these funds.

Accounts receivable, net of allowances, increased $4.8 million to $21.7 million at September 30, 2015 from March 31, 2015, primarily due to changes in revenue, offset by the timing of customer payments.

During the first six months of Fiscal 2016, we spent $9.5 million on property and equipment, including $8.6 million for the capitalization of internally developed software for our business information service offerings. We anticipate spending a total of approximately $13.8 million in Fiscal 2016 on property and equipment, of which approximately $9.7 million is anticipated for the capitalization of internally developed software, primarily for the development of systems for our Essentials® lines of business. The remaining amounts include purchases of computers, servers and networking equipment.

Accrued data provider liabilities increased $2.5 million to $9.2 million at September 30, 2015 from March 31, 2015, primarily due to increased expenses incurred related to our data suppliers and the timing of required payments.

Accrued compensation decreased $5.2 million to $6.5 million at September 30, 2015 from March 31, 2015, primarily due to a $4.5 million decrease in the accrual for the contingent consideration associated with our acquisition of iTVX due to our determination that the earn out provisions would not be fully met. The contingent consideration liability of approximately $0.5 million was paid in the second quarter of Fiscal 2016.

Deferred revenue and other credits increased $0.6 million to $4.5 million at September 30, 2015 from March 31, 2015, primarily due to the timing of billings as the balance includes amounts related to quarterly and annual subscriptions for our services, as well as the current portion of our deferred rent credits.

Deferred rent of $2.5 million at September 30, 2015, which includes both the current and long-term portion, represents amounts received for qualified renovations to our corporate headquarters and our offices in New York and Portland, as well as free rent for a portion of the lease terms. The deferred rent related to qualified renovations is being amortized against rent expense over the remaining lease terms, which extend through June 30, 2023, at the rate of approximately $67,000 per quarter. The deferred rent related to free rent is also being amortized against rent expense over the remaining lease terms and is expected to be approximately $15,000 per quarter for the remainder of Fiscal 2016.

We currently have a revolving line of credit for $15.0 million that matures February 1, 2017. Interest accrues on outstanding balances under the line of credit at a rate equal to LIBOR plus 2.0 percent and is adjusted on a quarterly basis, beginning as of March 31, 2015, based on agreed upon criteria. The maximum interest rate that can be charged is LIBOR plus 2 percent and the minimum rate is LIBOR plus 1.5 percent. Fees on the unused portion of the line are accrued at 0.15 percent per annum, and will also be adjusted on a quarterly basis. The maximum fee on the unused portion of the line is 0.25 percent per annum and the minimum rate is 0.10 percent per annum. The credit line is secured by substantially all of our assets. At September 30, 2015, issued and outstanding letters of credit of $0.3 million were reserved against the line of credit and we had no outstanding borrowings under this agreement. The agreement contains certain liquidity, asset and financial covenants and, as of September 30, 2015, we were in compliance with those covenants.

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
Since the public announcement of the merger on September 29, 2015, four putative shareholder class action lawsuits have been filed against Rentrak, its directors, comScore and Rum Acquisition Corporation, as described further below, in connection with Rentrak and comScore entering into the merger agreement. The four actions were filed in Multnomah County Circuit Court in the State of Oregon: (1) Nathan v. Rentrak Corporation, et al., No. 15CV27429, filed on October 9, 2015; (2) Blum v. Rentrak Corporation, et al., No. 15CV27443, also filed on October 9, 2015; (3) Stein v. Rentrak Corporation, et al., No. 15CV27520, filed on October 12, 2015; and (4) Sikorski v. Rentrak Corporation, et al., No. 15CV27932, filed on October 14, 2015. Each of the foregoing lawsuits was filed on behalf of a putative class of Rentrak shareholders against Rentrak, the individual members of Rentrak’s board of directors, and/or comScore and/or Rum Acquisition Corporation (the Nathan action does not name comScore or Rum Acquisition Corporation as defendants). The lawsuits allege variously that the individual members of Rentrak’s board of directors breached their fiduciary duties owed to Rentrak’s shareholders by approving the proposed merger for inadequate consideration; approving the merger to obtain unique benefits not shared equally with other Rentrak shareholders; failing to take steps to maximize the value paid to Rentrak shareholders; failing to take steps to ensure a fair process leading up to the proposed merger; agreeing to preclusive deal protection devices in the merger agreement; and failing to ensure that no conflicts exist between individual directors’ own interests and their fiduciary obligations to Rentrak’s shareholders.  The Blum, Stein and Sikorski lawsuits also state claims against comScore and/or Rum Acquisition Corporation for aiding and abetting these alleged breaches of fiduciary duties.  The plaintiffs in each of the lawsuits generally seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting completion of the mergers, rescission of the merger if it is completed, an accounting by defendants, rescissionary damages, attorney’s fees and costs, and other relief. On October 22, 2015, in the Nathan lawsuit, plaintiffs filed a motion to consolidate the lawsuits and appoint Nathan as the lead plaintiff and Nathan’s counsel as lead counsel, and that motion is supported by the plaintiff’s counsel in the Blum, Stein and Sikorski lawsuits.  This motion is pending with the court. Rentrak and its directors believe the lawsuits to be without merit and intend to defend the lawsuits vigorously.

ITEM 1A.	RISK FACTORS
The Form 10-K includes a detailed discussion of our risk factors. Except for the following, there have been no material changes from the risk factors previously disclosed in the Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in the Form 10-K.

Risks Related to the Merger
Our proposed merger with comScore may not be completed within the expected time frame, or at all, and the failure to complete the merger could adversely affect our business and the market price of our common stock.
On September 29, 2015, we entered into the Merger Agreement with comScore and Merger Sub, pursuant to which Rentrak would become a wholly-owned subsidiary of comScore if the Merger is completed. The Merger Agreement is subject to closing conditions beyond our control, including the approval requirement that holders of more than 50% of our outstanding common stock adopt the Merger Agreement and the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances.
Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
If the Merger is not completed, and no other party is willing and able to acquire us at an equivalent exchange ratio or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
We have incurred, and continue to incur, significant expenses for professional services in connection with the proposed Merger, for which we will have received little or no benefit if the merger is not completed. Many of these fees and costs will be payable even if the merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	A failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally; and

•	If the Merger Agreement is terminated under specified circumstances, we may be required to pay comScore a $28.5 million termination fee.
The announcement and pendency of our proposed merger with comScore could adversely affect our business, financial condition, and results of operations.
The announcement and pendency of our proposed merger with comScore could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the merger, include:

•	diversion of significant management time and resources towards the completion of the merger;

•	impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationships with employees, customers, and other business partners;

•
restrictions on the conduct of our business prior to the completion of the merger, which prevent us from taking specified actions without the prior consent of comScore, which we might otherwise take in the absence of the Merger Agreement; and

•	litigation relating to the merger and the related costs.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 29, 2015, by and among comScore, Inc., a Delaware corporation, Rum Acquisition Corporation, a wholly owned subsidiary of comScore, Inc. and an Oregon corporation, and Rentrak Corporation, an Oregon corporation.	8-K	000-15159	2.1	9/30/2015

3.1	Amendment to Rentrak bylaws	8-K	000-15159	3.1	9/30/2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 4, 2015	RENTRAK CORPORATION

		By:	/s/ David I. Chemerow
David I. Chemerow Chief Operating Officer and Chief Financial Officer